Form 10-Q
period 1996-03-31
OUTBACK STEAKHOUSE INC
filed 1996-05-14
CIK 874691

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                     20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                                 Commission File Number:

MARCH 31, 1996                                             0-19334
- - --------------                                             -------



                          OUTBACK STEAKHOUSE, INC.
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                        59-3061413
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                       550 NORTH REO STREET, SUITE 200
                              TAMPA, FL  33609
             ---------------------------------------------------

             (Address of principal executive offices) (Zip Code)


                               (813) 282-1225
            ---------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No      .
                                                -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF APRIL 30, 1996, THERE WERE 47,731,921 SHARES OF COMMON STOCK, $.01 PAR VALUE OUTSTANDING.



                                   1 of 17

                            OUTBACK STEAKHOUSE, INC.

                         PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared by the Outback Steakhouse, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.





                                    2 of 17

                            OUTBACK STEAKHOUSE, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)


                                                 MARCH 31,   DECEMBER 31,
                                    ASSETS          1996         1995
                                                  --------   ------------
CURRENT ASSETS
  Cash and cash equivalents...............        $ 15,810     $ 27,089
  Short-term investment securities........           1,049        1,176
  Inventories.............................           6,692        6,474
  Other current assets....................          10,008       12,984
                                                  --------     --------
      Total current assets................          33,559       47,723
PROPERTY, FIXTURES AND EQUIPMENT, NET.....         308,124      290,630
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES..............          17,491       17,250
OTHER ASSETS..............................          15,573       13,668
                                                  --------     --------
                                                  $374,747     $369,271
                                                  ========     ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.......................        $ 16,212     $ 20,285
   Sales taxes payable....................           5,392        4,358
   Accrued expenses.......................          18,946       18,331
   Unearned revenue.......................           9,485       17,632
   Current portion of long-term debt......             821        3,000
                                                  --------     --------
      Total current liabilities...........          50,856       63,606
DEFERRED INCOME TAXES.....................           1,284        1,298
LONG-TERM DEBT............................          40,904       37,905
INTEREST OF MINORITY PARTNERS IN CONSOLIDATED
    PARTNERSHIPS..........................           2,484        2,698
                                                  --------     --------
      Total liabilities...................          95,528      105,507
                                                  --------     --------


STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 100,000 shares
      authorized; 47,679 and 47,503 shares
      issued and outstanding as of March 31,
      1996 and December 31, 1995, respectively         477          475
   Additional paid-in capital.............         103,480      104,884
   Retained earnings......................         175,262      158,405
                                                  --------     --------
      Total stockholders' equity..........         279,219      263,764
                                                  --------     --------
                                                  $374,747     $369,271
                                                  ========     ========

                See notes to consolidated financial statements.





                                    3 of 17

                            OUTBACK STEAKHOUSE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                    1996          1995
                                                 ----------   -----------
REVENUES....................................      $216,102     $162,623
                                                  --------     --------
COSTS AND EXPENSES:
 Cost of revenues...........................        83,190       62,918
 Labor and other related....................        48,782       35,809
 Other restaurant operating.................        45,285       34,089
 General & administrative...................         7,332        6,042
 (Income) from operations of
   unconsolidated affiliates................          (219)        (192)
                                                  --------     --------
                                                   184,370      138,666
                                                  --------     --------
INCOME FROM OPERATIONS                              31,732       23,957

INTEREST EXPENSE, NET.......................          (435)        (171)
                                                  --------     --------
INCOME BEFORE ELIMINATION OF MINORITY
 PARTNERS'INTEREST AND INCOME TAXES                 31,297       23,786
   ELIMINATION OF MINORITY
 PARTNERS'INTEREST.... .....................         4,751        3,706
                                                  --------     --------
INCOME BEFORE PROVISION
 FOR INCOME TAXES...........................        26,546       20,080
PROVISION FOR INCOME TAXES .................         9,689        6,797
                                                  --------     --------
NET INCOME .................................      $ 16,857     $ 13,283
                                                  ========     ========

EARNINGS PER COMMON SHARE...................      $   0.34     $   0.28
                                                  ========     ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING..................        49,993       48,177
                                                  ========     ========

PRO FORMA:
PROVISION FOR INCOME TAXES                                        7,410
                                                               --------
NET INCOME                                                     $ 12,670
                                                               ========
EARNINGS PER COMMON SHARE                                      $   0.26
                                                               ========

                See notes to consolidated financial statements.





                                    4 of 17

                            OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -----------------------
                                                     1996         1995
                                                 -----------  ----------
Cash flows from operating activities:
Net income.....................................   $ 16,857     $ 13,283
Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Depreciation.................................      4,990        3,463
  Amortization.................................      2,851        2,406
  Outside partners' interest in
   consolidated partnerships' income...........      4,751        3,706
  (Income) from unconsolidated
   affiliates..................................       (219)        (192)
Change in assets and liabilities:
 Increase in inventories.......................       (218)      (2,188)
 Decrease in other current assets..............      2,976        7,578
 Increase in other assets......................     (4,753)      (5,186)
 Decrease in accounts payable, sales taxes
  payable, and accrued expenses................     (2,424)      (1,198)
 Decrease in unearned revenue..................     (8,147)      (5,913)
 Decrease in deferred income
   taxes.......................................        (14)        (489)
                                                  --------     --------
   Net cash provided by operating activities        16,650       15,270
                                                  --------     --------

Cash flows used in investing activities:
 Sales of investment securities................        127          147
 Capital expenditures..........................    (22,487)     (23,407)
 Payments from unconsolidated affiliates.......      1,080          754
 Distribution to unconsolidated affiliates.....       (312)        (210)
 Changes in investments in and advances to
  unconsolidated affiliates....................       (790)         830
                                                  --------     --------
  Net cash used in investing activities........    (22,382)     (21,886)
                                                  --------     --------

Cash flows provided by (used in) financing activities:
 Adjustments resulting from mergers (See Note 1)    (1,402)         267
 Proceeds from issuance of long-term debt......     15,724        9,369
 Proceeds from minority partners'
   contributions...............................        300          400
 Distributions to minority partners
  and shareholders.............................     (5,265)      (4,083)
 Repayments of long-term debt..................    (14,904)      (2,373)
                                                  --------     --------
 Net cash provided by (used in) financing
  activities..................................      (5,547)       3,580
                                                  --------     --------





                                    5 of 17

Net decrease in cash and cash
 equivalents................................       (11,279)      (3,036)
Cash and cash equivalents at beginning
 of period..................................        27,089       21,372
                                                   -------      -------
Cash and cash equivalents at end of period..       $15,810      $18,336
                                                   =======      =======

Supplemental disclosure of cash flow information:
    Cash paid for interest..................       $   460      $   487
    Cash paid for income taxes..............         2,589        3,300


                See notes to consolidated financial statements.





                                    6 of 17

                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

         In 1996, the Company issued approximately 2,348,000 shares of its Common Stock to the shareholders of four of its franchisees in exchange for all of their outstanding interests in 28 Outback Steakhouses in Ohio, Kentucky, Virginia, Illinois, Missouri, and Tennessee. The Franchise groups include Garob, Inc., FBS Enterpirses, Inc., the Fore Management Group and the Brenica Restaurant Group, Inc.

         The mergers discussed above have been accounted for by the pooling of interest method using historical amounts and the financial statements presented herein have been restated to give retroactive effect to the mergers for the applicable periods presented.

         For comparative purposes, pro forma earnings and earnings per share information are presented within this report for the three month period ended March 31, 1995. In the opinion of management, this information is necessary for the fair presentation of the operating results for the period. The pro forma adjustments properly reflect the pro forma increase in the provision for income taxes of the Company as a result of the mergers described above. Since the Company is not liable for the payment of income taxes attributable to the merging companies, no adjustments to the balance sheets have been made except for deferred taxes which will be paid by the Company in future periods.





                                    7 of 17

2.  OTHER CURRENT ASSETS

    Other current assets consisted of the following (in thousands):

                                          March 31,     December 31,
                                            1996            1995
                                         ----------     ------------
Deposits...........................       $   429        $ 6,310
Accounts receivable................         2,505          1,667
Prepaid expenses...................         4,185          3,100
Other current assets...............         2,889          1,907
                                          -------        -------
                                          $10,008        $12,984
                                          =======        =======


3.       PROPERTY, FIXTURES AND EQUIPMENT

         Property, fixtures and equipment consisted of the following (in thousands):

                                          March 31,      December 31,
                                            1996            1995
                                         ----------      ------------
Land...............................       $ 61,730       $ 56,923
Buildings & building improvements..         96,924         91,386
Furniture & fixtures...............         24,541         22,592
Equipment..........................         71,939         67,345
Leasehold improvements.............         83,000         80,522
Construction in progress...........         13,950         11,248
Accumulated depreciation...........        (43,960)       (39,386)
                                          --------       --------
                                          $308,124       $290,630
                                          ========       ========

4.   OTHER ASSETS

     Other assets consisted of the following (in thousands):

                                         March 31,     December 31,
                                            1996           1995
                                        ----------     ------------

Preopening costs...................       $ 6,205        $ 5,134
Intangible assets..................         3,547          3,009
Other assets.......................         5,821          5,525
                                          -------        -------
                                          $15,573        $13,668
                                          =======        =======





                                    8 of 17

5.  LONG-TERM DEBT

  Long-term debt consisted of the following (in thousands):

                                               MARCH 31,   DECEMBER 31,
                                                 1996         1995
                                               ---------   ------------
Notes payable to banks, collateralized by
  various items including stock, investment
  securities, property fixtures and equipment,
  interest at rates ranging from the prime
  rate to prime plus 1.5% (8.5% to 10% at
  March 31, 1996)..........................     $ 2,028      $11,174
Notes payable to banks collateralized by
  various items including stock, investment
  securities, property, fixtures and equipment,
  interest fixed at rates ranging from 6.85%
  to 9.9%..................................       2,255        3,919
Notes payable to leasing companies, collater-
  alized by equipment, interest at rates
  ranging from 8% to 13.2%.................         341          409
Other notes payable, unsecured, interest
  rates ranging from 5.36% to 7.05%........         657        1,003
Revolving line of credit, (see below)......      36,444       24,400
                                                -------      -------
                                                 41,725       40,905
Less current portion                                821        3,000
                                                -------      -------
Long-term debt                                  $40,904      $37,905
                                                =======      =======


        Approximately $4,283,000 and $15,093,000 of the notes payable outstanding at March 31, 1996 and December 31, 1995, respectively, were assumed by the Company in connection with the mergers discussed in Note 1. The Company repaid approximately $10,882,000 of these notes in the first quarter of 1996 through advances on the revolving line of credit.

        The Company has a $7,500,000 unsecured line of credit bearing interest of 80 basis points over the London Interbank Offered Rate (LIBOR). Approximately $1,257,000 of the line of credit is committed for the issuance of letters of credit, $763,000 of which is to secure loans made by the bank to certain franchisees.

        The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $50,000,000 at an adjustable rate ranging from 0.8% to 1.0% over the LIBOR (6.44% at March 31, 1996). At March 31, 1996 the unused portion of the revolving line of credit was $13,556,000. In April 1996, the borrowing limit on the Company's line of credit was increased to $75,000,000 from $50,000,000. The line matures in June 1999.





                                    9 of 17

6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                        March 31,     December 31,
                                          1996            1995
                                      ------------   ------------
Accrued payroll...................      $ 4,191       $ 3,423
Accrued advertising...............        1,718         1,517
Accrued rent......................        1,203         1,490
Accrued insurance.................        7,860         7,090
Accrued ESOP contribution.........        1,250           950
Accrued property taxes............        1,513         1,375
Other accrued expenses............        1,211         2,486
                                        -------       -------
                                        $18,946       $18,331
                                        =======       =======





                                    10 of 17

                          OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues or restaurant sales as indicated, and (ii) selected operating data:

                                                THREE MONTHS ENDED
                                             -----------------------
                                                     MARCH 31,
                                             -----------------------
                                               1996           1995
                                             --------       --------
REVENUES                                      100.0%         100.0%
 COSTS AND EXPENSES:
 Cost of sales (1)                             38.7           38.9
 Labor and other related (1)                   22.7           22.1
 Other restaurant operating (1)                21.1           21.1
 General & administrative                       3.4            3.7
(Income) from operations of
  unconsolidated affiliates                    (0.1)          (0.1)
     Total costs and expenses                  85.3           85.3
                                             ------         ------
INCOME FROM OPERATIONS                         14.7           14.7
INTEREST EXPENSE, NET                          (0.2)          (0.1)
                                             ------         ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                             14.5           14.6
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                                      2.2            2.3
                                             ------         ------
INCOME BEFORE PROVISION FOR INCOME TAXES       12.3           12.3
PROVISION FOR INCOME TAXES (2)                  4.5            4.5
                                             ------         ------
NET INCOME (2)                                  7.8%           7.8%
                                             ======         ======

System-wide sales (millions of dollars):
Outback Steakhouses
  Company-owned restaurants                  $207.4         $159.3
  Franchised and joint venture
    restaurants                                28.7           14.9
                                             ------         ------
    Total                                     236.1          174.2
                                             ------         ------

Carrabba's Italian Grills
  Company-owned restaurants                     7.4            2.6
  Joint venture restaurants                     5.1            3.2
                                             ------         ------
    Total                                      12.5            5.8
                                             ------         ------
System-wide total                            $248.6         $180.0
                                             ======         ======

(1) As a percentage of restaurant sales.
(2) Amounts for the three month period ended March 31, 1995 are pro forma.





                                    11 of 17

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                        1996         1995
                                                       -------     -------
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants
                                                         273         212
  Franchised and joint venture restaurants                42          24
                                                         ---         ---
    Total                                                315         236
                                                         ---         ---


Carrabba's Italian Grills
  Company owned restaurants                               14           4
  Joint venture restaurants                               10           6
                                                         ---         ---
    Total                                                 24          10
                                                         ---         ---
System-wide total                                        339         246
                                                         ===         ===





                                    12 of 17

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Revenues. Total revenues increased by 32.9% to $216,102,000 during the first quarter of 1996 as compared with $162,623,000 in the same period in 1995. The increase was primarily attributable to the opening of new restaurants after March 31, 1995, coupled with comparable store sales increases of 1.0% in the first quarter of 1996. The increase in same-store sales was attributable to a 1.2% menu price increase in September 1995.

         Costs and expenses. Cost of restaurant sales, consisting of food and beverage costs, decreased in the first quarter of 1996, to 38.7% of restaurant sales as compared with 38.9% in the same period in 1995. This decrease was primarily the result of decreases in meat and shrimp prices.

         Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased in the first quarter of 1996 to 22.7% of restaurant sales, as compared with 22.1% in the same period in 1995. This increase was attributable to the cost of the Company's new health insurance plan implemented in February 1995, higher labor costs in new markets and increased wage rates in certain markets.

         Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. As a percentage of restaurants sales, these costs were 21.1% in both the first quarters of 1996 and 1995.

         General and administrative costs decreased to 3.4% of revenues in the first quarter of 1996 as compared to 3.7% of revenues in the same period in 1995. This decrease was attributable to the opening of new restaurants without a corresponding increase in costs.

         Income from operations of unconsolidated affiliates represents the Company's portion of the income from Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Income from development joint ventures was $219,000 in the first quarter of 1996 as compared with $192,000 in the same period in 1995. This increase was attributable to additional joint venture restaurants in operation.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $7,775,000, to $31,732,000, in the first quarter of 1996 as compared with $23,957,000 in the same period in 1995.





                                    13 of 17

         Interest expense, net. Net interest expense was $435,000 during the first quarter of 1996 as compared with $171,000 in the same period in 1995. This increase was attributable to a decrease in cash and cash equivalents and investment securities earning interest, and to an increase in borrowings as funds were expended to finance new restaurants.

         Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 2.2% and 2.3% in the first quarters of 1996 and 1995 respectively. The decrease in this ratio reflected changes in overall restaurant operating margins combined with changes in minority partners' ownership interests as a result of the restructuring of the Company's Dallas and Houston joint ventures.

         Pro forma provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 36.5% and 36.9% during the first quarters of 1996 and 1995, respectively. The decrease in the effective tax rate in 1996 is attributable to an increase in FICA tip credits.

         Net income and earnings per share. Net income for the first quarter of 1996 was $16,857,000 as compared with pro forma net income of $12,670,000 in the same period in 1995, an increase of 33.0%. Earnings per share increased to $0.34 during the first quarter of 1996 as compared with pro forma earnings per share of $0.26 for the same period in 1995.





                                    14 of 17

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents a summary of the Company's cash flows and capital expenditures for the periods indicated.


                                                 THREE MONTHS ENDED
                               YEAR ENDED      ------------------------
                               DECEMBER 31,     MARCH 31,     MARCH 31,
                                  1995            1996          1995
                               -----------     ----------    ----------
Net cash provided by
  operating activities         $103,325         $ 16,650      $15,270
Net cash used in investing
  activities                   (119,410)         (22,382)     (21,886)
Net cash provided by (used
  in) financing activities       21,602           (5,547)       3,580
                               --------         --------      -------
Net increase (decrease) in
  cash and cash equivalents    $  5,517         $(11,279)     $(3,036)
                               ========         ========      =======

         The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $121,725,000 for year ended December 31, 1995 and $22,487,000 and $23,407,000 during the first quarter of 1996 and 1995, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 40% to 50% of the Company owned restaurants to be opened in 1996 will be free-standing units.

         As of March 31, 1996, the Company had two unsecured lines of credit totaling $57,500,000. Approximately $1,257,000 was committed for the issuance of letters of credit, some of which are to secure loans made by the bank to certain franchisees, and $36,444,000 has been drawn to cover capital expenditures. In April 1996, the borrowing limit on the Company's unsecured revolving line of credit was increased to $75,000,000 from $50,000,000. The Company expects that its capital requirements through the end of 1996 will be met by cash flows from operations and the unused portion of its line of credit. See Note 5 of the notes to consolidated financial statements.





                                    15 of 17

                          OUTBACK STEAKHOUSE, INC.

                         PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27 - Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K


            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated December 31, 1995.

            The Company filed a report on Form 8-K/A with the Securities and Exchange Commission dated December 31, 1995.





                                    16 of 17

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                                 OUTBACK STEAKHOUSE, INC.
                                                 ------------------------------
                                                 (Registrant)



 Date:     MAY 13, 1996                     By: /s/ ROBERT S. MERRITT
        --------------------------              -----------------------------
                                                 Robert S. Merritt
                                                 Senior Vice President,
                                                 Finance (Principal Financial
                                                 and Accounting Officer)