Form 10-Q
period 1996-06-30
OUTBACK STEAKHOUSE INC
filed 1996-08-14
CIK 874691

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                     20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                                   Commission File Number:

JUNE 30, 1996                                                0-19334
- -------------                                                -------


                             OUTBACK STEAKHOUSE, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     59-3061413
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                        550 NORTH REO STREET, SUITE 200
                             TAMPA, FL  33609
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
                                               ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF AUGUST 6, 1996, THERE WERE 47,929,388 SHARES OF COMMON STOCK, $.01 PAR VALUE OUTSTANDING.





                                    1 of 18

                            OUTBACK STEAKHOUSE, INC.

                       PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.





                                    2 of 18

                            OUTBACK STEAKHOUSE, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)

                                                     JUNE 30,       DECEMBER 31,
                                                       1996             1995
                                                     --------       ------------
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents.................        $ 20,459         $ 27,089
   Short-term investment securities..........           1,039            1,176
   Inventories...............................           8,869            6,474
   Other current assets......................           8,167           12,984
                                                     --------         --------
         Total current assets................          38,534           47,723
PROPERTY, FIXTURES AND EQUIPMENT, NET........         334,367          290,630
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..................          15,081           17,250
OTHER ASSETS.................................          12,332           13,668
                                                     --------         --------
                                                     $400,314         $369,271
                                                     ========         ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable..........................        $ 25,418         $ 20,285
   Sales taxes payable.......................           5,663            4,358
   Accrued expenses..........................          21,490           18,331
   Unearned revenue..........................           8,928           17,632
   Current portion of long-term debt.........             711            3,000
                                                     --------         --------
        Total current liabilities............          62,210           63,606
DEFERRED INCOME TAXES........................           1,400            1,298
LONG-TERM DEBT...............................          28,935           37,905
INTEREST OF MINORITY PARTNERS IN CONSOLIDATED
   PARTNERSHIPS..............................           2,610            2,698
OTHER LONG TERM LIABILITIES..................           5,500
                                                     --------         --------
       Total liabilities.....................         100,655          105,507
                                                     --------         --------
STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value, 100,000 shares
      authorized; 47,926 and 47,503, issued
      and outstanding as of June 30, 1996 and
      December 31, 1995, respectively........             479              475
   Additional paid-in capital................         105,682          104,884
   Retained earnings.........................         193,498          158,405
                                                     --------         --------
       Total stockholders' equity............         299,659          263,764
                                                     --------         --------
                                                     $400,314         $369,271
                                                     ========         ========



               See notes to consolidated financial statements.





                                    3 of 18

                            OUTBACK STEAKHOUSE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                 JUNE 30,                  JUNE 30,
                             1996       1995            1996       1995
                           --------    --------      --------    --------
REVENUES................   $236,481    $182,723      $452,583    $345,346
                           --------    --------      --------    --------
COSTS AND EXPENSES
   Cost of revenues.....     91,704      72,149       174,894     135,067
   Labor & other
    related.............     53,787      40,278       102,569      76,087
   Other restaurant
    operating...........     49,686      37,305        94,971      71,394
   General & administrative   7,483       5,768        14,815      11,810
   Loss (income) from
    operations of uncon-
    solidated affiliates.        73        (126)         (146)       (318)
                           --------    --------      --------    --------
                            202,733     155,374       387,103     294,040
                           --------    --------      --------    --------
INCOME FROM OPERATIONS       33,748      27,349        65,480      51,306

INTEREST EXPENSE, NET...        (90)       (657)         (525)       (828)
                           --------    --------      --------    --------

INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     33,658      26,692        64,955      50,478
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      4,939       3,848         9,690       7,554
                           --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......     28,719      22,844        55,265      42,924
PROVISION FOR INCOME
  TAXES.................     10,483       7,554        20,172      14,351
                           --------    --------      --------    --------
NET INCOME..............   $ 18,236    $ 15,290      $ 35,093    $ 28,573
                           ========    ========      ========    ========
EARNINGS PER COMMON
   SHARE................   $   0.37    $   0.31      $   0.71    $   0.59
                           ========    ========      ========    ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING..........     49,300      48,177        49,600      48,177
                           ========    ========      ========    ========

PRO FORMA:
PROVISION FOR INCOME TAXES                8,448                    15,858
                                       --------                  --------
NET INCOME                             $ 14,396                  $ 27,066
                                       ========                  ========
EARNINGS PER COMMON SHARE              $   0.30                  $   0.56
                                       ========                  ========

               See notes to consolidated financial statements.





                                    4 of 18

                            OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        1996         1995
                                                      --------     --------
Cash flows from operating activities:
Net income.......................................     $ 35,093     $ 28,573
Adjustments to reconcile net income to
  cash provided by operating activities:
 Depreciation....................................       10,988        7,823
 Amortization....................................        6,557        4,809
 Outside partners' interest in
   consolidated partnerships' income.............        9,690        7,554
 Loss (income) from unconsolidated affiliates             (146)        (318)
 Change in assets and liabilities:
   Increase in inventories.......................       (2,395)      (1,671)
   Decrease in other current assets..............        4,817        4,489
   Increase in other assets......................       (5,218)      (5,485)
   Increase in accounts payable, sales taxes
     payable, and accrued expenses...............        9,597        9,373
   Decrease in unearned revenue..................       (8,704)      (6,975)
   Increase in deferred income taxes.............          102          659
   Increase in other long term liabilities.......        5,500
                                                      --------     --------
   Net cash provided by operating activities            65,881       48,831
                                                      --------     --------
Cash flows used in investing activities:
 Sales of investment securities..................          137          637
 Capital expenditures............................      (54,728)     (62,718)
 Change in investments in and advances to
   unconsolidated affiliates.....................        2,315          118
                                                      --------     --------
     Net cash used in investing activities.......      (52,276)     (61,963)
                                                      --------     --------
Cash flows from financing activities:
 Proceeds from stock transactions................          802        5,971
 Proceeds from issuance of long-term debt........       14,724       18,907
 Proceeds from minority partners'
   contributions.................................        1,425        1,300
 Distributions to minority partners
   and shareholders..............................      (11,203)      (9,132)
 Repayments of long-term debt....................      (25,983)      (3,180)
                                                       --------     --------
   Net cash (used in) provided by financing
       activities................................      (20,235)      13,866
                                                       --------     --------
Net (decrease) increase in cash and
    cash equivalents.............................       (6,630)         734
Cash and cash equivalents at beginning
     of period...................................       27,089       21,372
                                                      --------     --------
Cash and cash equivalents at end of period..          $ 20,459     $ 22,106
                                                      ========     ========
Supplemental disclosures of cash flow information:
     Cash paid for interest......................     $    773     $  1,008
     Cash paid for income taxes..................        5,589       11,354

               See notes to consolidated financial statements.





                                    5 of 18

                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

         In 1996, the Company issued approximately 2,348,000 shares of its Common Stock to the shareholders of four of its franchisees in exchange for all of their outstanding interests in 28 Outback Steakhouses in Ohio, Kentucky, Virginia, Illinois, Missouri, and Tennessee. The franchise groups include Garob, Inc., FBS Enterprises, Inc., the Fore Management Group and the Brenica Restaurant Group Inc.

         The mergers discussed above have been accounted for by the pooling of interest method using historical amounts and the financial statements presented herein have been restated to give retroactive effect to the mergers for the applicable periods presented.

         For comparative purposes, pro forma earnings and earnings per share information are presented within this report for the three and six month periods ended June 30, 1995. In the opinion of management, this information is necessary for the fair presentation of the operating results for the respective periods. The pro forma adjustments properly reflect the pro forma increase in the provision for income taxes of the Company as a result of the mergers described above. Since the Company is not liable for the payment of income taxes attributable to the merging companies, no adjustments to the balance sheets have been made except for the deferred taxes which will be paid by the Company in future periods.





                                    6 of 18

                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



2.   OTHER CURRENT ASSETS

         Other current assets consisted of the following (in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                1996           1995
                                             ---------     ------------
Deposits (including income tax deposits)      $    966      $   6,310
Accounts receivable...............               2,326          1,667
Prepaid expenses..................               4,437          3,100
Other current assets..............                 438          1,907
                                              --------      ---------
                                              $  8,167      $  12,984
                                              ========      =========



3.       PROPERTY, FIXTURES AND EQUIPMENT, NET

         Property, fixtures and equipment consisted of the following (in thousands, adjusted to conform to current period presentation):

                                               JUNE 30,   DECEMBER 31,
                                                 1996         1995
                                             ----------   ------------
Land..............................             $ 74,191      $ 64,923
Buildings and building improvements              98,786        83,386
Furniture and fixtures............               33,764        22,592
Equipment.........................               76,869        67,345
Leasehold improvements............               84,190        80,522
Construction in progress..........               16,941        11,248
Accumulated depreciation..........              (50,374)      (39,386)
                                                --------      --------
                                               $334,367      $290,630
                                               ========      ========

4.   OTHER ASSETS

     Other assets consisted of the following (in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                1996           1995
                                             ---------     ------------
Preopening costs, net.............            $  4,836      $  5,134
Intangible assets (including
        liquor licenses)                         4,197         3,009
Other assets......................               3,299         5,525
                                              --------      --------
                                              $ 12,332      $ 13,668
                                              ========      ========





                                    7 of 18

                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                              JUNE 30,       DECEMBER 31,
                                                                1996             1995
                                                              --------       ------------
Notes payable to banks collateralized by
  various items including stock, investment
  securities, property, fixtures and equipment,
  fixed and variable interest rates ranging from 8.5%
  to 9.9%....................................                   $ 1,674       $ 15,093
Notes payable to leasing companies, collater-
  alized by equipment, interest at rates
  ranging from 8% to 13.2%...................                       782            409
Other notes payable, unsecured, interest
  rates ranging from 5.35% to 7.05%..........                       650          1,003
Revolving line of credit, (see below)........                    26,540         24,400
                                                                -------        -------
                                                                 29,646         40,905
Less current portion                                                711          3,000
                                                                -------        -------
Long-term debt                                                  $28,935        $37,905
                                                                =======        =======

         Approximately $1,674,000 and $15,093,000 of the notes payable outstanding at June 30, 1996 and December 31, 1995, respectively, were assumed by the Company in connection with the mergers discussed in Note 1. The Company repaid approximately $13,419,000 of these notes in the first six months of 1996.

         The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $75,000,000 at a rate of .75% over the 30, 60, 90 or 180 day LIBOR (6.31% to 6.44% at June 30, 1996). At June 30, 1996 the
unused portion of the revolving line of credit was $48,460,000. The line matures in June 1999.

         The Company has a $7,500,000 unsecured line of credit bearing interest of 75 basis points over the London Interbank Offered Rate (LIBOR). Approximately $2,000,000 of the line of credit is committed for the issuance of letters of credit, $750,000 of which is to secure loans made by the bank to certain franchisees.





                                    8 of 18

6.   ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                                     JUNE 30,       DECEMBER 31,
                                                       1996             1995
                                                    ----------      ------------
Accrued payroll...................                  $   3,772       $  3,423
Accrued advertising...............                      4,617          1,517
Accrued rent......................                      1,414          1,490
Accrued insurance.................                      5,570          7,090
Accrued property taxes............                      2,277          1,375
Other accrued expenses............                      3,840          3,436
                                                     --------       --------
                                                     $ 21,490       $ 18,331
                                                     ========       ========





                                    9 of 18

                            OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                   ----------------          ----------------
                                                    1996     1995             1996     1995
                                                   -------  -------          -------  -------
REVENUES                                           100.0%  100.0%           100.0%    100.0%
COSTS AND EXPENSES:
 Cost of sales (1)                                  39.0    39.6             38.9      39.3
 Labor & other related (1)                          22.9    22.1             22.8      22.1
 Other restaurant operating (1)                     21.1    20.5             21.1      20.8
 General & administrative                            3.2     3.2              3.3       3.4
 Loss (income) from operations of
   unconsolidated affiliates                                (0.1)                      (0.1)

    Total costs and expenses                        85.7    85.0             85.5      85.1
                                                  ------  ------           ------    ------
INCOME FROM OPERATIONS                              14.3    15.0             14.5      14.9
INTEREST EXPENSE, NET                                       (0.4)            (0.1)     (0.3)
                                                  ------  ------           ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                                  14.3    14.6             14.4      14.6
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                                           2.1     2.1              2.2       2.2
                                                  ------  ------           ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                      12.2    12.5             12.2      12.4
PROVISION FOR INCOME TAXES (2)                       4.5     4.6              4.5       4.6
                                                  ------  ------           ------    ------
NET INCOME (2)                                       7.7%    7.9%             7.7%      7.8%
                                                  ======  ======           ======    ======

System-wide sales (millions of dollars):
Outback Steakhouses
  Company owned restaurants                       $227.0  $179.8           $434.4    $339.1
  Franchised and joint venture
     restaurants                                    26.0    19.6             54.8      34.5
                                                  ------  ------           ------    ------
     Total                                         253.0   199.4            489.2     373.6
                                                  ------  ------           ------    ------
Carrabba's Italian Grills
  Company owned restaurants                          8.0     2.2             15.4       4.8
  Joint venture restaurants                          5.3     3.2             10.4       6.4
                                                  ------  ------           ------    ------
     Total                                          13.3     5.4             25.8      11.2
                                                  ------  ------           ------    ------
System-wide total                                 $266.3  $204.8           $515.0    $384.8
                                                  ======  ======           ======    ======

(1)      As a percentage of restaurant sales.
(2) Amounts for the periods ended June 30, 1995 are pro forma. See Note 1.





                                    10 of 18

                                                                                 JUNE 30,
                                                                             ---------------
                                                                              1996     1995
                                                                             -------  ------
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants                                                    289      227
  Franchised and joint venture restaurants                                      43       28
                                                                               ---      ---
   Total                                                                       332      255
                                                                               ---      ---
Carrabba's Italian Grills
   Company owned restaurants                                                    17        5
   Joint venture restaurants                                                    11        7
                                                                               ---      ---
    Total                                                                       28       12
                                                                               ---      ---
System-wide total                                                              360      267
                                                                               ===      ===





                                    11 of 18

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Revenues. Total revenues increased by 29.4% to $236,481,000 during the second quarter of 1996 as compared with $182,723,000 in the same period in 1995. This increase was attributable to the opening of new restaurants after June 30, 1995, partially offset by a 0.6% decrease in same-store sales. The decrease in same-store sales was primarily attributable to lower customer check averages.

         Costs and expenses. Costs of restaurant sales, consisting of food and beverage costs, decreased in the second quarter of 1996 to 39.0% of restaurant sales as compared with 39.6% in the same period in 1995. This decrease was primarily the result of commodity cost decreases in shrimp and produce, and a proportionate increase in the number of Company owned Carrabba's Italian Grills ("Carrabba's") in operation which accounted for 0.2% of the decrease.

         Labor and other related expenses increased as a percentage of restaurant sales by 0.8% to 22.9% in the second quarter of 1996 as compared with 22.1% in the same period in 1995. This increase was attributable to higher labor costs in new markets, increased wage rates in certain markets, and a proportionate increase in the number of Company owned Carrabba's in operation which accounted for 0.3% of the increase in labor costs.

         Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.6% of restaurant sales, to 21.1% in the second quarter of 1996, as compared with 20.5% in the same period in 1995. This increase primarily was attributable to an increase in repair and maintenance expenses in more mature restaurants, an increase in the cost of supplies resulting from an increase in to-go sales, and a proportionate increase in the number of Carrabba's in operation which accounted for 0.2% of the increase.

         General and administrative costs were 3.2% of revenues for both the quarters ended June 30, 1996 and 1995.

         Loss (income) from operations of unconsolidated affiliates represents the Company's portion of the loss (income) from the Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Loss from unconsolidated affiliates was $73,000 during the second quarter of 1996 as compared with income of $126,000 during the same period in 1995. This decrease was attributable to losses from Carrabba's Texas operations, and to fewer Outback Steahouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $6,399,000 to $33,748,000 in the second quarter of 1996 as compared with $27,349,000 in the same period in 1995.





                                    12 of 18

         Interest expense, net. Net interest expense was $90,000 during the second quarter of 1996 as compared with net interest expense of $657,000 in the same period in 1995. This change was attributable to a decrease in borrowings during the second quarter of 1996, a decrease in interest rates associated with the Company's line of credit and an increase in the amount of interest capitalized for new construction.

         Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 2.1% for both the quarters ended June 30, 1996 and 1995.

         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 36.5% and 37.0% during the second quarters of 1996 and 1995, respectively. The decrease in the effective tax rate in 1996 is attributable to an increase in FICA tip credits.

         Net income and earnings per common share. Net income for the second quarter of 1996 was $18,236,000 as compared with pro forma net income of $14,396,000 in the same period in 1995, an increase of 26.7%. Earnings per share increased to $0.37 during the second quarter of 1996 as compared with pro forma earnings per share of $0.30 for the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Revenues. Total revenues increased by 31.1% to $452,583,000 during the first half of 1996 as compared with $345,346,000 in the same period in 1995. Most of the increase was attributable to the opening of new restaurants after June 30, 1995 and to a 0.2% increase in same store sales.

         Costs and expenses. Cost of restaurant sales decreased by 0.4% to 38.9% in the first half of 1996 as compared with 39.3% in the same period in 1995. This decrease was primarily the result of decreases in meat, shrimp and produce prices, and a proportionate increase in the number of Company owned Carrabba's in operation which accounted for 0.1% of the increase.

         Labor and other related expenses increased as a percentage of restaurant sales by 0.7% to 22.8% in the first half of 1996 as compared with 22.1% in the same period in 1995. This increase was attributable to higher labor costs in new markets, increased wage rates in certain markets and a proportionate increase in the number of Carrabba's in operation which accounted for 0.3% of the increase.

         Other restaurant operating expenses increased by 0.3% of restaurant sales to 21.1% in the first half of 1996 as compared with 20.8% in the same





                                    13 of 18
period in 1995. This increase was primarily attributable to a proportionate increase in the number of Carrabba's in operation which have higher average operating expenses as a percentage of sales.

         General and administrative costs decreased to 3.3% of revenues during the first half of 1996 as compared to 3.4% of revenues in the same period in 1995. This decrease was attributable to the opening of new restaurants.

         Income from operations of unconsolidated affiliates represents the Company's portion of the income from the Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Income from unconsolidated affiliates was $146,000 in the first six months of 1996 as compared with $318,000 in the same period in 1995. This decrease was attributable to losses from Carrabas's Texas operations, and to fewer Outback Steakhouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $14,174,000, to $65,480,000 in the first half of 1996 as compared with $51,306,000 in the same period in 1995.

         Interest expense, net. Net interest expense was $525,000 during the first half of 1996 as compared with net interest expense of $828,000 in the same period in 1995. This change was primarily attributable to a decrease in borrowings in the second quarter of 1996, lower interest rates associated with the Company's line of credit and an increase in the amount of interest capitalized for new construction.

         Provision for income taxes. The effective income tax rates were 36.5% and 36.9% during the six month periods ended June 30, 1996 and 1995, respectively. The decrease in the effective tax rate in 1996 is attributable to an increase in FICA tip credits.

         Net income and earnings per common share. Net income for the first half of 1996 was $35,093,000 as compared with pro forma net income of $27,066,000 in the same period in 1995, an increase of 29.7%. Earnings per share increased to $0.71 during the first half of 1996 as compared with pro forma earnings per share of $0.56 in the same period in 1995.





                                    14 of 18

LIQUIDITY AND CAPITAL RESOURCES

         The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).

                                                    YEAR ENDED         SIX MONTHS ENDED
                                                    DECEMBER 31,    JUNE 30,      JUNE 30,
                                                      1995           1996          1995
                                                   -----------    ----------    ----------
Net cash provided by
  operating activities                            $ 103,325           $ 65,881       $ 48,831
Net cash used in investing
  activities                                       (119,410)           (52,276)       (61,963)
Net cash provided by (used in)
  financing activities                               21,602            (20,235)        13,866
                                                   --------            -------        -------
Net increase (decrease) in
  cash and cash equivalents                       $   5,517           $ (6,630)      $    734
                                                   ========            =======        =======

         The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $121,725,000 for the year ended December 31, 1995 and $54,728,000 and $62,718,000 during the first half of 1996 and 1995, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

         The Company has two unsecured lines of credit totaling $82,500,000. Approximately $2,000,000 was committed for the issuance of letters of credit, some of which are to secure loans made by banks to certain franchisees, and $26,540,000 has been drawn to cover capital expenditures and to repay certain bank loans assumed in connection with the mergers discussed in Note 1 of Notes to Consolidated Financial Statements. The Company expects that its capital requirements through the end of 1996 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Consolidated Financial Statements.





                                    15 of 18

                            OUTBACK STEAKHOUSE, INC.
                          PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

       At the Annual Meeting of Stockholders held on Tuesday, April 23, 1996, Robert D. Basham, W.R. Carey Jr., Nancy Schneid and Hal W. Smith were elected to serve for a term of three years, and Debbie Fields was elected to serve for a term of one year. The following is a report of proxies voted for the election of the four directors.

             For               30,375,815      64.40%
             Withheld             178,399        .38%
             Exceptions           137,464        .29%
                               ----------      -----
             Total             30,691,678      65.07%
                               ==========      =====
             Eligible          47,168,230

        Chris T. Sullivan, J. Timothy Gannon, Robert S. Merritt, John A. Brabson, Jr., Charles H. Bridges, Edward L. Flom and Lee Roy Selmon's terms of office as directors continued after the meeting.


Item 5.  Other Information.

       Effective August 6,1996, Hal W. Smith voluntarily resigned from the Board of Directors. Mr. Smith did not cite any disagreements relating to operations, policies or practices of the Company upon his resignation.





                                    16 of 18

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

                 27- Financial Data Schedules (for SEC use only)

    (b)  Reports on Form 8-K

                 There were no reports filed on Form 8-K during the quarter ended June 30, 1996.





                                    17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                      OUTBACK STEAKHOUSE, INC.
                                      -------------------------------
                                      (Registrant)



Date:   AUGUST 13, 1996                    By:  ROBERT S. MERRITT
       -----------------------                 ---------------------------
                                                Robert S. Merritt
                                                Senior Vice President,
                                                Finance (Principal Financial
                                                and Accounting Officer)





                                    18 of 18