Form 10-Q
period 1996-09-30
OUTBACK STEAKHOUSE INC
filed 1996-11-14
CIK 874691

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                     20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                                   Commission File Number:

SEPTEMBER 30,1996                                             0-19334
-----------------                                             -------

                          OUTBACK STEAKHOUSE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                     59-3061413
-------------------------------          -----------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)



                        550 NORTH REO STREET, SUITE 200
                                TAMPA, FL  33609
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (813) 282-1225
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No     .
                                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF NOVEMBER 07, 1996, THERE WERE 47,989,888 SHARES OF COMMON STOCK, $.01 PAR VALUE OUTSTANDING.





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


















                                    2 of 17

                            OUTBACK STEAKHOUSE, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                      1996             1995
                                                   -------------  ------------
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents.............            $ 23,108       $ 27,089
   Short-term investment securities......                 553          1,176
   Inventories...........................               9,805          6,474
   Other current assets..................               8,881         12,984
                                                     --------       --------
         Total current assets............              42,347         47,723
PROPERTY, FIXTURES AND EQUIPMENT, NET....             350,809        290,630
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............              14,981         17,250
OTHER ASSETS.............................              13,587         13,668
                                                     --------       --------
                                                     $421,724       $369,271
                                                     ========       ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable......................            $ 10,883       $ 20,285
   Sales taxes payable...................               5,135          4,358
   Accrued expenses......................              19,611         18,331
   Unearned revenue......................               7,025         17,632
   Current portion of long-term debt.....                 800          3,000
                                                     --------       --------
        Total current liabilities........              43,454         63,606
DEFERRED INCOME TAXES....................               1,602          1,298
LONG-TERM DEBT...........................              47,766         37,905
INTEREST OF MINORITY PARTNERS IN CONSOLIDATED
   PARTNERSHIPS..........................               2,823          2,698
OTHER LONG TERM LIABILITIES..............               6,000
                                                     --------       --------
       Total liabilities.................             101,645        105,507
                                                     --------       --------

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 100,000 shares
       authorized; 47,950 and 47,503, issued
    and outstanding as of September 30, 1996 and
       December 31, 1995, respectively...                 480            475
   Additional paid-in capital............             108,389        104,884
   Retained earnings.....................             211,210        158,405
                                                     --------       --------
       Total stockholders' equity........             320,079        263,764
                                                     --------       --------
                                                     $421,724       $369,271
                                                     ========       ========



               See notes to consolidated financial statements.





                                    3 of 17

                          OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                SEPTEMBER 30,             SEPTEMBER 30,
                               1996        1995          1996       1995
                             --------------------      -------------------
REVENUES................     $236,730    $191,259      $689,313    $536,605
                             --------    --------      --------    --------
COSTS AND EXPENSES:
  Cost of revenues......       92,801      76,004       267,695     211,071
  Labor & other
   related..............       54,385      43,092       156,954     119,179
  Other restaurant
   operating............       49,266      39,733       144,237     111,127
  General & administrative      8,792       6,888        23,607      18,698
  Loss (income) from
   operations of uncon-
   solidated affiliates.          135           6           (11)       (312)
                             --------    --------      --------    --------
                              205,379     165,723       592,482     459,763
                             --------    --------      --------    --------
INCOME FROM OPERATIONS         31,351      25,536        96,831      76,842
INTEREST EXPENSE, NET...          (67)       (330)         (592)     (1,158)
                             --------    --------      --------    --------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......       31,284      25,206        96,239      75,684
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....        4,042       3,351        13,732      10,905
                             --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......       27,242      21,855        82,507      64,779
PROVISION FOR INCOME
  TAXES.................        9,530       7,139        29,702      21,490
                             --------    --------      --------    --------
NET INCOME..............     $ 17,712    $ 14,716      $ 52,805    $ 43,289
                             ========    ========      ========    ========

EARNINGS PER COMMON
   SHARE................     $   0.36    $   0.30      $   1.07    $   0.89
                             ========    ========      ========    ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING..........       49,200      48,876        49,500      48,410
                             ========    ========      ========    ========

PRO FORMA:
PROVISION FOR INCOME TAXES                  7,722                    23,580
                                         --------                  --------
NET INCOME                               $ 14,133                  $ 41,199
                                         ========                  ========
EARNINGS PER COMMON SHARE                $   0.29                  $   0.85
                                         ========                  ========

               See notes to consolidated financial statements.





                                    4 of 17

                          OUTBACK STEAKHOUSE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS, UNAUDITED)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                     1996         1995
                                                   --------    ---------

Cash flows from operating activities:
Net income................................         $ 52,805    $  43,289
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation.............................           16,841       11,755
 Amortization.............................            8,906        6,797
 Gain on sale of investment securities....                           125
 Outside partners' interest in
   consolidated partnerships' income......           13,732       10,905
 (Income) from unconsolidated affiliates..              (11)        (312)
 Change in assets and liabilities:
 Increase in inventories..................           (3,331)      (1,369)
 Decrease in other current assets.........            4,103        3,408
 Increase in other assets.................           (8,825)      (7,973)
 (Decrease) increase in accounts payable,
  sales tax payable, and accrued expenses.           (7,345)       9,127
 Decrease in unearned revenue.............          (10,607)      (8,571)
 Increase in deferred income taxes........              304          512
 Increase in other long term liabilities..            6,000
                                                   --------    ---------
   Net cash provided by operating activities         72,572       67,693
                                                   --------    ---------
Cash flows used in investing activities:
 Sales of investment securities...........              623        4,599
 Capital expenditures.....................          (77,020)     (88,791)
 Payments from unconsolidated affiliates..                           572
 Change in investments in and advances to
  unconsolidated affiliates...............            2,280      ( 4,469)
                                                   --------    ---------
   Net cash used in investing activities..          (74,117)     (88,089)
                                                   --------    ---------
Cash flows from financing activities:
 Proceeds from stock transactions.........            3,510       12,297
 Proceeds from issuance of long-term debt.           47,844       33,281
 Proceeds from minority partners' contributions       1,550        1,925
 Distributions to minority partners
  and shareholders........................          (15,157)     (12,973)
 Repayments of long-term debt.............          (40,183)     (14,132)
                                                   --------    ---------
   Net cash (used in) provided by financing
     activities...........................           (2,436)      20,398
                                                   --------    ---------
Net (decrease) increase in cash and
   cash equivalents.......................           (3,981)           2
Cash and cash equivalents at beginning
   of period..............................           27,089       21,372
                                                   --------    ---------
Cash and cash equivalents at end of period         $ 23,108    $  21,374
                                                   ========    =========
Supplemental disclosures of cash flow information:
   Cash paid for interest.................         $  1,005    $   1,408
   Cash paid for income taxes.............           19,000       24,415

               See notes to consolidated financial statements.




                                   5 of 17

                           OUTBACK STEAKHOUSE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.       BASIS OF PRESENTATION

         In 1996, the Company issued approximately 2,348,000 shares of its Common Stock to the shareholders of four of its franchisees in exchange for all of their outstanding interests in 28 Outback Steakhouses in Ohio, Kentucky, Virginia, Illinois, Missouri, and Tennessee. The franchise groups include Garob, Inc., FBS Enterprises, Inc., the Fore Management Group and the Brenica Restaurant Group, Inc.

         The mergers discussed above have been accounted for by the pooling of interest method using historical amounts and the financial statements presented herein have been restated to give retroactive effect to the mergers for the applicable periods presented.

         For comparative purposes, pro forma earnings and earnings per share information are presented within this report for the three and nine month periods ended September 30, 1995. In the opinion of management, this information is necessary for the fair presentation of the operating results for the respective periods. The pro forma adjustments properly reflect the pro forma increase in the provision for income taxes of the Company as a result of the mergers described above. Since the Company is not liable for the payment of income taxes attributable to the merging companies, no adjustments to the balance sheets have been made except for the deferred taxes which will be paid by the Company in future periods.







                                    6 of 17

                           OUTBACK STEAKHOUSE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


2.       OTHER CURRENT ASSETS

         Other current assets consisted of the following (in thousands):

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                        -------------  ------------
Deposits (including income tax
 deposits)........................        $  1,501      $  6,310
Accounts receivable...............           1,363         1,667
Prepaid expenses..................           3,559         3,100
Other current assets..............           2,458         1,907
                                          --------      --------
                                          $  8,881      $ 12,984
                                          ========      ========


3.       PROPERTY, FIXTURES AND EQUIPMENT, NET

         Property, fixtures and equipment consisted of the following (in thousands, adjusted to conform to current period presentation):

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996          1995
                                        -------------  ------------
Land..............................        $ 80,163      $ 64,923
Buildings and building improvements        106,721        83,386
Furniture and fixtures............          35,118        22,592
Equipment.........................          84,377        67,345
Leasehold improvements............          85,620        80,522
Construction in progress..........          15,037        11,248
Accumulated depreciation..........         (56,227)      (39,386)
                                          --------      --------
                                          $350,809      $290,630
                                          ========      ========

4.   OTHER ASSETS

     Other assets consisted of the following (in thousands):

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                        -------------  ------------
Preopening costs, net.............        $  4,579      $  5,134
Intangible assets (including liquor
 licenses)........................           4,208         3,009
Other assets......................           4,800         5,525
                                          --------      --------
                                          $ 13,587      $ 13,668
                                          ========      ========





                                    7 of 17

                           OUTBACK STEAKHOUSE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


5.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1996            1995
                                                -------------   ------------
Notes payable to banks collateralized by
  various items including stock, investment
  securities, property, fixtures and equipment,
  fixed and variable interest rates ranging
  from 8.5% to 9.9%..........................    $ 1,625        $15,093
Notes payable to leasing companies, collater-
  alized by equipment, interest at rates
  ranging from 8% to 13.2%...................        198            409
Other notes payable, unsecured, interest
  rates ranging from 5.35% to 7.05%...........     1,325          1,003
Revolving line of credit, (see below).........    45,418         24,400
                                                 -------        -------
                                                  48,566         40,905
Less current portion                                 800          3,000
                                                 -------        -------
Long-term debt                                   $47,766        $37,905
                                                 =======        =======

         Approximately $1,625,000 and $15,093,000 of the notes payable outstanding at September 30, 1996 and December 31, 1995, respectively, were assumed by the Company in connection with the mergers discussed in Note 1. The Company repaid approximately $13,468,000 of these notes in the first nine months of 1996.

         The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $75,000,000 at a rate of .75% over the 30,60, 90 or 180 day London Interbank Offered Rate (LIBOR) (6.25% to 6.44% at September 30, 1996). At September 30, 1996 the unused portion of the revolving line of credit was $29,582,000. The line matures in June 1999.

         The Company has a $7,500,000 unsecured line of credit bearing interest of 75 basis points over the LIBOR. Approximately $2,039,000 of the line of credit is committed for the issuance of letters of credit, $782,000 of which is to secure loans made by the bank to certain franchisees.





                                    8 of 17

                           OUTBACK STEAKHOUSE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1996          1995
                                                   -------------  ------------
Accrued payroll...................                   $ 5,307        $ 3,423
Accrued advertising...............                     3,009          1,517
Accrued rent......................                     1,363          1,490
Accrued insurance.................                     4,331          7,090
Accrued property taxes............                     2,737          1,375
Other accrued expenses............                     2,864          3,436
                                                     -------        -------
                                                     $19,611        $18,331
                                                     =======        =======





                                    9 of 17

                            OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          -----------------  -----------------
                                           1996      1995     1996       1995
                                          ------    ------   ------     ------
REVENUES                                  100.0%    100.0%    100.0%    100.0%
COSTS AND EXPENSES:
 Cost of sales (1)                         39.5      39.9      39.1      39.5
 Labor & other related (1)                 23.1      22.6      22.9      22.3
 Other restaurant operating (1)            21.0      20.9      21.1      20.8
 General & administrative                   3.7       3.6       3.4       3.5
 Loss (income) from operations of
   unconsolidated affiliates                0.1                          (0.1)
    Total costs and expenses               86.8      86.7      86.0      85.7
                                         ------    ------    ------    ------
INCOME FROM OPERATIONS                     13.2      13.4      14.1      14.3
INTEREST EXPENSE, NET                                (0.2)     (0.1)     (0.2)
                                         ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                         13.2      13.2      14.0      14.1
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                                  1.7       1.8       2.0       2.0
                                         ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                             11.5      11.4      12.0      12.1
PROVISION FOR INCOME TAXES (2)              4.0       4.0       4.3       4.4
                                         ------    ------    ------    ------
NET INCOME (2)                              7.5%      7.4%      7.7%      7.7%
                                         ======    ======    ======    ======

System-wide sales (millions of dollars):
Outback Steakhouses
  Company owned restaurants              $225.3    $186.8    $659.7    $525.9
  Franchised and joint venture
     restaurants                           32.3      22.7      87.0      57.2
                                         ------    ------    ------    ------
     Total                                257.6     209.5     746.7     583.1
                                         ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned restaurants                 9.6       3.8      25.0       8.6
  Joint venture restaurants                 5.2       4.0      15.6      10.4
                                         ------    ------    ------    ------
     Total                                 14.8       7.8      40.6      19.0
                                         ------    ------    ------    ------
System-wide total                        $272.4    $217.3    $787.3    $602.1
                                         ======    ======    ======    ======

(1)   As a percentage of restaurant sales.
(2)   Amounts for the periods ended September 30, 1995 are pro forma.  See
      Note 1 of Notes to Consolidated Financial Statements.





                                    10 of 17


                                                    SEPTEMBER 30,
                                                    -------------
                                                    1996    1995
                                                    ----    ----
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants                          306     245
  Franchised and joint venture restaurants            47      31
                                                     ---     ---
     Total                                           353     276
                                                     ---     ---

Carrabba's Italian Grills
   Company owned restaurants                          26       8
   Joint venture restaurants                          11       8
                                                     ---     ---
     Total                                            37      16
                                                     ---     ---
System-wide total                                    390     292
                                                     ===     ===





                                    11 of 17

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenues. Total revenues increased by 23.8% to $236,730,000 during the third quarter of 1996 as compared with $191,259,000 in the same period in 1995. This increase was attributable to the opening of new restaurants after September 30, 1995, partially offset by a 1.8% decrease in same-store sales. The decrease in same-store sales was attributable to lower customer check averages, the impact of the Olympics in July and August, and to lost operating days in September due to the onset of tropical storms in the Southeast.

         Costs and expenses. Costs of restaurant sales, consisting of food and beverage costs, decreased in the third quarter of 1996 to 39.5% of restaurant sales as compared with 39.9% in the same period in 1995. 0.2% of the decrease, as a percentage of restaurant sales, resulted from an increase in the proportion of Company owned Carrabba's Italian Grills ("Carrabba's") in operation which have lower average food costs than Outback Steakhouses. The remaining decrease was the result of commodity cost decreases in shrimp and produce, partially offset by cost increases in dairy products, meat, beer, and wine in the third quarter of 1996.

         Labor and other related expenses increased as a percentage of restaurant sales by 0.5% to 23.1% in the third quarter of 1996 as compared with 22.6% in the same period in 1995. This increase was attributable to higher labor costs in new markets, increased wage rates in certain markets, and an increase in the proportion of Company owned Carrabba's in operation which accounted for 0.3% of the increase, as a percentage of restaurant sales.

         Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.1% of restaurant sales to 21.0% in the third quarter of 1996, as compared with 20.9% in the same period in 1995. This increase was attributable to an increase in the proportion of Carrabba's in operation which increased other restaurant operating expenses by 0.5% of restaurant sales. This increase was offset by improved operating efficiencies achieved by more mature Outback Steakhouses.

         General and administrative costs were 3.7% of revenues for the quarter ended September 30, 1996 as compared with 3.6% in the same period in 1995.
This increase was attributable to additional staffing undertaken to manage Carrabba's Italian Grills.

         Loss (income) from operations of unconsolidated affiliates represents the Company's portion of the loss (income) from the Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Loss from unconsolidated affiliates was $135,000 during the third quarter of 1996 as compared with $6,000 during the same period





                                    12 of 17
in 1995. This decrease was attributable to losses from Carrabba's Texas operations, and to fewer Outback Steakhouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $5,815,000, to $31,351,000, in the third quarter of 1996 as compared with $25,536,000 in the same period in 1995.

         Interest expense, net. Net interest expense was $67,000 during the third quarter of 1996 as compared with net interest expense of $330,000 in the same period in 1995. This change was attributable to a decrease in borrowings during the third quarter of 1996 and a decrease in interest rates associated with the Company's line of credit.

         Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.7% and 1.8% for the quarters ended September 30, 1996 and 1995, respectively.

         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 35.0% and 35.3% during the third quarters of 1996 and 1995, respectively. The decrease in the effective tax rate in 1996 was attributable to an increase in FICA tip credits.

         Net income and earnings per common share. Net income for the third quarter of 1996 was $17,712,000 as compared with pro forma net income of $14,133,000 in the same period in 1995, an increase of 25.3%. Earnings per share increased to $0.36 during the third quarter of 1996 as compared with pro forma earnings per share of $0.29 for the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenues. Total revenues increased by 28.5% to $689,313,000 during the first nine months of 1996 as compared with $536,605,000 in the same period in 1995. Most of the increase was attributable to the opening of new restaurants after September 30, 1995 partially offset by a 0.5% decrease in same store sales. The decrease in same store sales was the result of lower customer check averages in the second and third quarters of 1996, the impact of the Olympics in July and August, and to lost operating days in September due to the onset of tropical storms in the Southeast.





                                    13 of 17

         Costs and expenses. Cost of restaurant sales decreased by 0.4% to 39.1% in the first nine months of 1996 as compared with 39.5% in the same period in 1995. 0.1% of the decrease, as a percentage of sales, resulted from an increase in the proportion of Company owned Carrabba's in operation which have lower average food costs than Outback Steakhouses. The remaining decrease was the result of commodity cost decreases in shrimp and produce, partially offset by cost increases in dairy products, beer, and wine.

         Labor and other related expenses increased as a percentage of restaurant sales by 0.6% to 22.9% in the first nine months of 1996 as compared with 22.3% in the same period in 1995. This increase was attributable to higher labor costs in new markets, an increase in wage rates in certain markets, and an increase in the proportion of Carrabba's in operation which accounted for 0.3% of the increase.

         Other restaurant operating expenses increased by 0.3% of restaurant sales to 21.1% in the first nine months of 1996 as compared with 20.8% in the same period in 1995. This increase was attributable to an increase in the proportion of Carrabba's in operation.

         General and administrative costs decreased to 3.4% of revenues during the first nine months of 1996 as compared to 3.5% of revenues in the same period in 1995. This decrease was attributable to the opening of new restaurants, partially offset by an increase in staffing undertaken to manage Carrabba's.

         Income from operations of unconsolidated affiliates represents the Company's portion of the income from the Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Income from unconsolidated affiliates was $11,000 in the first nine months of 1996 as compared with $312,000 in the same period in 1995. This decrease was attributable to losses from Carrabba's Texas operations, and to fewer Outback Steakhouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $19,989,000, to $96,831,000 in the first nine months of 1996 as compared with $76,842,000 in the same period in 1995.

         Interest expense, net. Net interest expense was $592,000 during the first nine months of 1996 as compared with net interest expense of $1,158,000 in the same period in 1995. This change was primarily attributable to a decrease in borrowings in the second and third quarters of 1996 and lower interest rates associated with the Company's line of credit.





                                    14 of 17

         Provision for income taxes. The effective income tax rates were 36.0% and 36.4% during the nine month periods ended September 30, 1996 and 1995, respectively. The decrease in the effective tax rate in 1996 is attributable to an increase in FICA tip credits.

         Net income and earnings per common share. Net income for the first nine months of 1996 was $52,805,000 as compared with pro forma net income of $41,199,000 in the same period in 1995, an increase of 28.2%. Earnings per share increased to $1.07 during the first nine months of 1996 as compared with pro forma earnings per share of $0.85 in the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).

                             YEAR ENDED           NINE MONTHS ENDED
                            DECEMBER 31,      SEPTEMBER 30, SEPTEMBER 30,
                               1995                1996          1995
                            ------------      ----------------------------
Net cash provided by
  operating activities       $103,325         $ 72,572            $ 67,693
Net cash used in investing
  activities                 (119,410)         (74,117)            (88,089)
Net cash provided by (used
  in) financing activities     21,602           (2,436)             20,398
                             --------         --------            --------
Net increase (decrease) in
  cash and cash equivalents  $  5,517         ($ 3,981)           $      2
                             ========         ========            ========

         The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $121,725,000 for the year ended December 31, 1995 and $77,020,000 and $88,791,000 during the first nine months of 1996 and 1995, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

         The Company has two unsecured lines of credit totaling $82,500,000. Approximately $2,000,000 was committed for the issuance of letters of credit, some of which are to secure loans made by banks to certain franchisees. $45,418,000 has been drawn to cover capital expenditures and to repay certain bank loans assumed in connection with the mergers discussed in Note 1 of Notes to Consolidated Financial Statements. The Company expects that its capital requirements through the end of 1996 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Consolidated Financial Statements.





                                    15 of 17

ITEM 5.  OTHER INFORMATION.

        Periodically, the Company may communicate forward looking statements relating to such matters as anticipated openings of new restaurants, projected costs of food products and other commodities, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operation's performance, development and results of the Company's business, many of which are beyond the control of the Company, include the following:

    1. The Company's forward looking statements regarding its development schedule for new restaurant openings is subject to a number of risk factors including:

            (i) Ability to secure appropriate real estate sites at acceptable prices;
            (ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
            (iii) Impact of government moratoriums or approval processes which could result in significant delays;
            (iv) Ability to secure all necessary contractors and sub-contractors;
            (v) Union activities such as picketing and hand billing which could delay construction;
            (vi) Weather and acts of God beyond the Company's control resulting in construction delays.

    2. The Company's forward looking statements regarding prices and availability for food products and other commodities are subject to a number of risk factors including:

            (i) General supply and demand for the commodity involved and its impact on prices;
            (ii) Weather and other acts of God affecting supply and therefore prices.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits
                 27- Financial Data Schedules (for SEC use only)

      (b)    Reports on Form 8-K

                 There were no reports filed on Form 8-K during the quarter ended September 30, 1996.





                                    16 of 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                          OUTBACK STEAKHOUSE, INC.
                                          ------------------------
                                          (Registrant)



Date:   NOVEMBER 13, 1996                 BY:  /s/ ROBERT S. MERRITT
      ---------------------                    ---------------------------
                                               Robert S. Merritt
                                               Senior Vice President,
                                               Finance (Principal
                                               Financial and Accounting
                                               Officer)





                                    17 of 17