Form 10-K405
period 1996-12-31
OUTBACK STEAKHOUSE INC
filed 1997-03-31
CIK 874691

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For Year Ended: DECEMBER 31, 1996          Commission File Number: 0-19334

                          OUTBACK STEAKHOUSE, INC.
           -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                             59-3061413
--------------------------------  ------------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)

             550 North Reo Street, Suite 200, Tampa, Florida 33609
           -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                              (813) 282-1225
           -------------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
         -----------------------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.01 par value.
          -----------------------------------------------------------
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /
                 ----
         As of March 7, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $951,958,337.

         As of March 7, 1997, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 48,030,588.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Part II, hereof.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. ("the Proxy Statement") dated March 20, 1997 for the Annual Meeting of Shareholders to be held on April 23, 1997 are incorporated by reference in Parts I and III, hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company was incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 the Company changed its name to Outback Steakhouse Inc. ("Outback Florida"). Outback Steakhouse, Inc., a Delaware corporation ("Outback Delaware"), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with the Company's initial public offering, as a result of which Outback Delaware became a holding company for Outback Florida. Carrabba's Italian Grill, Inc. ("CIGI"), a Florida corporation, was formed in January 1995. Unless the context requires otherwise, references to the "Company" mean Outback Delaware, its wholly owned subsidiaries Outback Florida, CIGI and each of the limited partnerships and joint ventures controlled by the Company.

         In 1996, the Company issued approximately 2,348,000 shares of its Common Stock to the shareholders of four of its franchisees in exchange for all of their outstanding interests in 28 Outback Steakhouses in Ohio, Kentucky, Virginia, Illinois, Missouri, and Tennessee. The Franchise groups include Garob, Inc. ("Garob"), FBS Enterprises, Inc. ("FBS"), the Fore Management Group ("Fore Management"), and the Brenica Restaurant Group ("Brenica").

         The mergers have been accounted for by the pooling of interests method using historical amounts and the financial statements presented herein have been restated to give retroactive effect to the mergers for the applicable periods presented.

CONCEPTS AND STRATEGIES


         As of December 31, 1996, the Company's restaurant system included 373 full-service restaurants operated under the name Outback Steakhouse, 55 of which were franchised to unaffiliated franchisees, and 48 full-service restaurants operated under the name Carrabba's Italian Grills, 36 of which were Company-owned and twelve of which were operated as development joint ventures. Outback serves dinner only and features a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, fish and pasta. Outback also offers specialty appetizers, including the signature "Bloomin' Onion," desserts and full liquor service. Carrabba's serves dinner only and features a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. The Company believes that it differentiates its Outback Steakhouse and Carrabba's restaurants by:

         * emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

         *       featuring generous portions at moderate prices;

         * attracting a diverse mix of customers through a casual dining atmosphere emphasizing highly attentive service;

         * hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase a 10% interest in the restaurants they manage; and

         * limiting service to dinner (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

         Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 14% of Outback Steakhouses' revenues. The price range of appetizers is $1.95 to $6.45 and the price range of entrees is $7.95 to $17.95. The average check per person was approximately $16 to $17 during 1996. Outback Steakhouses also offer a low-priced children's menu, and a few select Outback Steakhouses also offer a high-end menu with prices ranging from $16.95 to $22.95.

         Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

         Restaurant Management and Employees. The general manager of each Outback is provided the opportunity to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.


CARRABBA'S ITALIAN GRILL:

         Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, wood-fired pizza and veal. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 18% of Carrabba's revenues. The price range of appetizers is $2.25 to $7.95 and the price range of entrees is $6.45 to $15.95. The average check per person was approximately $16 to $17 during 1996.

         Casual Atmosphere. Carrabba's Italian Grills feature a casual dining atmosphere with a decor suggestive of a traditional Italian exhibition kitchen where customers can watch their meals prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba's family photos, authentic Italian pottery and cooking utensils.

         Restaurant Management and Employees. The general manager of each Carrabba's Italian Grill is provided the opportunity to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

EXPANSION STRATEGY

         During the year ended December 31, 1996, 76 Outback Steakhouses and 25 Carrabba's Italian Grills were added to the Company's restaurant system. The Company expects to open 65 to 75 Outback Steakhouse restaurants in 1997 and 1998 of which 50 to 55 are expected to be Company-owned, and 20 to 25 Carrabba's Italian Grills, the majority of which will be Company-owned. During 1997, the Company expects to develop new Outbacks in its existing markets and in select new domestic and international markets including locations in Connecticut, Guam, Seoul, Korea, Edmonton, Canada, Waikiki, Hawaii, and the Cayman Islands. The Company also expects to develop Carrabba's Italian Grills in existing markets and select new markets including locations in New Jersey and Virginia.

        The above statements regarding the Company's expansion plans constitute forward looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to above. The Company's development schedule for new restaurant openings is subject to a number of risk factors that could cause actual results to differ, including:

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

        The Company utilizes controlled partnerships, in which the Company owns 71% to 90%, for the development of restaurants in order to attract experienced restaurant operators and to provide them with the incentive to actively supervise the development and operation of several restaurants in a particular market.

        The Company also utilizes development joint ventures, in which the Company owns 50% and its joint venture partner owns 50%, in select Outback markets and Carrabba's Italian Grills located in the State of Texas.

         Site Selection. The Company currently leases approximately 50% of its restaurant sites. In the future, the Company expects to construct a significant number of free standing restaurants on owned or leased sites. The Company's leased sites are generally located in strip shopping centers. The Company expects 40% to 50% of new restaurants to be free standing locations owned by the Company. The Company considers the location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, such as visibility, accessibility and traffic volume. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It takes approximately 90 to 180 days to complete construction and open a new restaurant.

    The Company designs the interior of its restaurants in-house and utilizes outside architects when necessary. A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and an island bar. The dining area of a typical Outback consists of 35 to 38 tables and seats approximately 210 people. The bar area consists of six to nine tables and has seating capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

         A typical Carrabba's Italian Grill is approximately 6,200 square feet and features a dining room, pasta bar and an island full service liquor bar. The dining area of a typical Carrabba's Italian Grill consists of 34 to 36 tables and seats approximately 160 people. The liquor bar area includes eight tables and seating capacity for approximately 52 people, and the pasta bar has seating capacity for approximately 12 people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

RESTAURANT LOCATIONS
         The following table sets forth the location of each existing Outback Steakhouse as of December 31, 1996:

                   COMPANY-OWNED                                                       UNAFFILIATED FRANCHISED
                    RESTAURANTS                                                               RESTAURANTS
                   -------------                                                       -----------------------
Arizona (4)                               Nebraska (3)                                       Alabama (7)
Arkansas (3)                              Nevada (5)                                         California (22)
Colorado (10)                             New Jersey (8)                                     Connecticut (2)
Delaware (1)                              New Mexico (2)                                     Florida (1)
Florida (52)                              New York (9)                                       Idaho (1)
Georgia (18)                              North Carolina (16)                                Massachusetts (5)
Illinois (10)                             Ohio (16)                                          Mississippi (6)
Indiana (12)                              Oklahoma (6)                                       New Hampshire (1)
Iowa (3)                                  Pennsylvania (9)                                   Ontario, Canada (1)
Kansas (3)                                South Carolina (11)                                Rhode Island (1)
Kentucky (6)                              Tennessee (9)                                      Tennessee (1)
Louisiana (9)                             Texas (36)                                         Washington (7)
Maryland (9)                              Utah (3)
Michigan (13)                             Virginia (21)
Missouri (7)                              West Virginia (4)


         The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 1996:

COMPANY-OWNED               DEVELOPMENT JOINT
 RESTAURANTS               VENTURE RESTAURANTS
-------------            -----------------------
Colorado (7)                   Florida (1)
Georgia (5)                    Texas (11)
Florida (17)
New Jersey (1)
New Mexico (2)
North Carolina (2)
Pennsylvania (1)
South Carolina (1)

RESTAURANT OPERATIONS

         Management and Employees. The management staff of a typical Outback Steakhouse or Carrabba's Italian Grill consists of one general manager, one assistant manager and one kitchen manager. Each restaurant also employs approximately 50 to 70 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company established operating standards.

         Purchasing. The Company's management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company and its franchisees purchase substantially all food and beverage products from authorized local or national suppliers. The Company currently purchases substantially all of its beef from two suppliers. The Company believes that beef of comparable quality, as well as all other essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

         Supervision and Training. The Company requires its joint venture partners and restaurant general managers to have significant experience in the full-service restaurant industry. In addition, the Company has developed a comprehensive 12-week training course which all operating partners and general managers are required to complete. The program emphasizes the Company's operating strategy, procedures and standards. The Company's senior management meets quarterly with the Company's operating partners to discuss business-related issues and share ideas. In addition, members of senior management regularly visit the restaurants to ensure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

         The restaurant general managers, together with the Company's Senior Vice President of Operations and Vice President of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee's performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and senior management.

         Advertising and Marketing. The Company uses radio and television advertising in selected markets where it is cost-effective. The Company's goal is to develop a sufficient number of restaurants in each market it serves to permit the cost-effective use of radio and television advertising. In addition, the Company engages in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of the Company's restaurants.


GENERAL MANAGER PROGRAM

         The general manager of each Company-owned restaurant is required, as a condition of employment, to sign a five- year employment agreement and is given the opportunity to purchase a 10% interest in the restaurant the general manager is employed to manage. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest has been fixed at $25,000. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his 10% interest, and after the five-year term of employment, any sale or transfer of that interest is subject to certain rights of first refusal. In addition, each general manager is required to sell his 10% interest to his employer or its general partners upon termination of employment on terms set forth in his employment agreement. The Company intends to continue the general manager investment program.


OWNERSHIP STRUCTURES

         The Company's ownership interests in Outback Steakhouse restaurants and Carrabba's Italian Grills are divided into two basic categories: (i) Company-owned restaurants which are owned directly by the Company, by limited partnerships or by controlled joint ventures, and (ii) development joint ventures. The results of operations of Company-owned restaurants are included in the Company's Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

UNAFFILIATED FRANCHISE PROGRAM

         At December 31, 1996, there were 54 domestic franchised Outback Steakhouse operators and one international Outback Steakhouse operator. Each domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. Initial fees and royalties for international franchisees vary by market. There were no agreements to franchise Carrabba's Italian Grills at December 31, 1996.

         All unaffiliated franchisees are required to operate their Outback Steakhouse restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs although the franchisee has full discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company.

EMPLOYEES

         The Company employs approximately 23,000 persons, 146 of whom are corporate personnel, 1,310 of whom are restaurant management personnel and the remainder of whom are hourly restaurant personnel. Of the 146 corporate employees, 14 are in management and 132 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement.

TRADEMARKS

         The Company regards its Outback Steakhouse service mark, its Carrabba's Italian Grill service mark and its "Bloomin' Onion" trademark as having significant value and as being important factors in the marketing of its restaurants. The Company has also obtained a trademark for several other of its Outback menu items, and the "No Rules. Just Right." and "Aussie Mood. Awesome Food." advertising slogans. The Company is aware of names and marks similar to the service mark of the Company used by other persons in certain geographic areas in which the Company has restaurants. However, the Company believes such uses will not adversely affect the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

GOVERNMENT REGULATION

         The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

         Approximately 14.5% of the Company's revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

         The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

         The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

         The Americans With Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. The Act became effective in January 1992 with respect to public accommodation and July 1992 with respect to employment. Under the Act, the Company could be required to expend funds to modify its restaurant to provide service to, or make reasonable accommodations for the employment of, disabled persons.

ITEM 2.  PROPERTIES

         Approximately 50% of the Company's restaurants are located in leased space. In the future, the Company intends to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs. See page 7 for listing of restaurant locations.

         The Company's executive offices are located in approximately 28,800 square feet of leased space in Tampa, Florida, under a lease expiring in 1999.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation other than routine matters which are incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted for vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

         Filed herewith as Exhibit 13.03 and incorporated herein by reference.

DIVIDEND POLICY:

         The Company has never paid a cash dividend on its Common Stock. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on Common Stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                              Years Ended December 31,
                                   -----------------------------------------------
                                   1996        1995     1994      1993     1992
                                   ----        ----     ----      ----     ----
                                          (Dollar amounts in thousands,
                                             except per share data)
Statement of Income Data:
Revenues ........................ $937,400  $733,692  $516,926  $336,885  $190,568
                                  --------  --------  --------  --------  --------
Cost of revenues ................  363,285   286,762   202,250   132,863    74,064
Labor and other related expenses   214,038   163,747   110,787    72,122    37,588
Restaurant operating expenses....  195,229   150,409   108,952    72,253    43,798
General & administrative expenses   33,829    26,175    18,996    13,328     9,281
Loss (Income) from operations of
  unconsolidated affiliates            102      (442)   (1,269)     (333)
                                   -------   -------   -------   -------   -------
Total costs and expenses           806,483   626,651   439,716   290,233   164,731
                                   -------   -------   -------   -------   -------
Income from operations ..........  130,917   107,041    77,210    46,652    25,837
Interest income (expense), net ..   (1,096)   (1,375)     (302)    1,077     1,057
Income before elimination          -------   -------   -------   -------   -------
  of minority partners' interest
  and income taxes ..............  129,821   105,666    76,908    47,729    26,894
Elimination of minority
  partners' interest ............   17,925    15,181    11,930     7,526     4,085
                                   -------     -----    ------    ------    ------
Income before income taxes ......  111,896    90,485    64,978    40,203    22,809
Provision for income taxes ......   40,283    29,167    21,602    13,922     6,802
                                   -------   -------    ------    ------   -------
Net income.......................  $71,613   $61,318   $43,376   $26,281   $16,007
                                   =======   =======   =======   =======   =======
Earnings per common share........  $  1.45   $  1.25   $  0.91   $  0.56   $  0.37
                                   =======   =======   =======   =======   =======
Pro forma net income ............            $57,911   $41,196   $24,926   $14,666
                                             =======   =======   =======   =======
Pro forma earnings per share ....            $  1.19   $  0.86   $  0.53   $  0.34
                                             =======   =======   =======   =======
Weighted average number of
  common shares outstanding......   49,289    48,877    47,674    46,957    43,589

Balance Sheet Data:
Working capital ................. $(32,991) $(10,883) $ 19,273  $ 18,947  $ 50,343
Total assets ....................  469,843   372,271   259,118   174,794   131,436
Long-term debt ..................   47,595    37,905    20,699    11,718     5,570
Interest of minority partners in
  consolidated partnerships .....    1,569     2,698     2,477     1,576     1,826
Stockholders' equity ............  342,439   266,764   186,697   135,059   103,997

         The financial data referred to above has been restated to reflect the mergers discussed in Item 1 for all periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Filed as Exhibit 13.01 and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The independent Auditors' Report and Consolidated Financial Statements of the Company are filed herewith as Exhibit 13.02 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item concerning the Company's executive officers and director is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" and "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 20, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Company's Definitive Proxy Statement dated March 20, 1997.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 20, 1997.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement dated March 20, 1997.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

(a)(1)           LISTING OF FINANCIAL STATEMENTS
                 The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

                 Consolidated Balance Sheets -
                 December 31, 1996 and 1995

                 Consolidated Statements of Income -
                 Years Ended December 31, 1996, 1995, and 1994

                 Consolidated Statements of Stockholders' Equity - December 31, 1996, 1995, and 1994

                 Consolidated Statements of Cash Flows -
                 Years Ended December 31, 1996, 1995, and 1994

                 Notes to Consolidated Financial Statements


(b)              REPORTS ON FORM 8-K
                 None.

(c)              FINANCIAL STATEMENT SCHEDULES
                 None.

(d)              EXHIBITS
                 The exhibits in response to this portion of Item 14 are listed below.





Exhibit
Number                                     Description
-------                                    -----------
 3.01             Certificate of Incorporation of the Company (included as an exhibit to Registrant's
                  Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

 3.02             By-laws of the Company (included as an exhibit to Registrant's Registration Statement on
                  Form S-1, No. 33-40255, and incorporated herein by reference)

 4.01             Specimen Stock Certificate (included as an exhibit to Registrant's Registration Statement on
                  Form S-1, No. 33-40255, and incorporated herein by reference)

 4.02             Agreement and Plan of Reorganization dated December 18, 1991 among Outback Delaware, Outback Florida,
                  American Restaurants of South Florida, Inc. ("ARSF") and the stockholders of ARSF (included as an exhibit to Registrant's Registration Statement on Form S-1, No.33-44452, and incorporated herein by reference)

 4.03             Agreement and Plan of Reorganization dated July 1, 1992 among Outback Delaware, Outback Florida, Steve
                  Danker, Inc. ("SDI") and the stockholders of SDI (included as an exhibit to Registrant's Registration
                  Statement on Form S-1, No. 33-49586 and incorporated herein by reference)

 4.04             Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida,
                  Florida Summit Corporation ("Summit") and the stockholders of Summit (included as an exhibit to
                  Registrant's Annual Report on Form 10-K for the year ended December 31,1992 and incorporated herein by reference)



Exhibit
Number                                     Description
-------                                    -----------
 4.05             Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida,
                  Grantham Group, Inc. ("Grantham Group") and the stockholders of Grantham Group (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1992 and incorporated herein by reference)

 4.06             Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, F &
                  B, Inc. ("F & B")  FT & B Enterprises/Ohio, Inc. ("FT & B"), Taste Buds, Inc. ("Taste Buds"), Taste
                  Buds of St. Matthews, Ltd., the stockholders of F & B, FT & B, and Taste Buds, and the partners of
                  Taste Buds of St. Matthews, Ltd (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1992 and incorporated herein by reference)

 4.07             Joint Venture Agreement dated March 31, 1993 between Outback/Carrabba, Inc. and Mangia Beve, Inc.
                  (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1993 and incorporated herein by reference)

 4.08             Agreement and Plan of Reorganization Among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc.,
                  Aussie Enterprises, Inc., Attinger & Associates, Inc., Aussie of Louisiana, L.L.P., Aussie of Baton Rouge
                  No. 1901, L.L.C., Aussie of New Orleans No. 1911, L.L.C., Aussie of Lafayette No. 1921, L.L.C., Aussie
                  of Shreveport No. 1931, L.L.C., Aussie of Slidell No. 1912, L.L.C., Braxton I. Moody, IV and Bruce
                  Attinger (included as an exhibit to Registrant's Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference)

 4.09             Agreement and Plan of Reorganization dated May 18, 1994 Among Outback Steakhouse, Inc., Outback Steakhouse of
                  Florida, Inc., Hugh Connerty, Carl Sahlsten, Ridge Sink, Michael Coble, and the Partnerships and their respective General Partners (included as an exhibit to Registrant's Report on Form 10-Q/A for the quarter ended March 31, 1994 and incorporated herein by reference)

 4.10             Royalty Agreement dated April 1995 among Carrabba's Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve,
                  Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C.
                  Carrabba, Jr. (included as an exhibit to Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

 4.11             Reorganization Agreement dated January 1, 1995 among Carrabba/Outback Joint Venture, Outback/Carrabba, Inc.,
                  Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba's of Woodway, Inc., John C. Carrabba, III,
                  Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

 4.12             Agreement and Plan of Reorganization dated March 24, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of
                  Florida, Inc., Fioretti-Theisen, Inc., and Charles E. Fioretti (included as an exhibit to Registrant's
                  Registration Statement on Form S-3, No. 33-95498, and incorporated herein by reference)

 4.13             Agreement and Plan of Reorganization dated July 31, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of
                  Florida, Inc., G'Day, Inc., Donald R. Everts, and Claire E. Everts (included as an exhibit to Registrant's
                  Registration Statement on Form S-3, No. 33-97166, and incorporated herein by reference)

 4.14             Agreement for Sale and Purchase of Partnership Interest among Outback Steakhouse, Inc., Shlemon, Inc. and Steve
                  Shlemon (included as an exhibit to Registrant's Registration Statement on Form S-3, No.333-00176, and
                  incorporated herein by reference)

 4.15             Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hal W. Smith, William E. Rosenthal, Geoff Alston, David M. Brauckmann, Don Elliot, Joseph C.
                  Penshorn, Waymon D. Williams, Williams J. Bishop, Dan Trierweiler, OB-Little Rock, Inc., Lane Resources Trust
                  (included as an exhibit to Registrant's Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)


Exhibit
Number                                     Description
-------                                    -----------
 4.16             Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Michael Duty, Robert Krug, Henry Harris, Kent Little (included as an exhibit to Registrant's
                  Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)

 4.17             Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Frank Attinger, Kevin A. Rowell, F. Beaven Smith (included as an exhibit to Registrant's
                  Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)

 4.18             Agreement and Plan of Reorganization dated February 2, 1996 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Robert Frey, Ronald Sock, David Ferry, Joseph Sumislawski, FMI Restaurants, Inc., Fore
                  Management West End, Inc., Fore Management, Inc. and Fore Management Leasing, L.P. (included as an exhibit to Registrant's Report on Form 8-K/A dated December 31, 1995 and incorporated herein by reference)

 4.19             Agreement and Plan of Reorganization dated February 2, 1996 among Outback Steakhouse, Inc., Eric P. Bachelor,
                  Brenica Restaurant Group, Inc., First Four Group, Inc., and various partners (included as an exhibit to
                  Registrant's Registration Statement on Form S-3, No. 333-4674, and incorporated herein by reference)

 4.20             Agreement and Plan of Reorganization, dated May 28, 1996, among Outback Steakhouse, Inc., Outback Steakhouse of
                  Florida, Inc., Nevada Summit Corporation, and Anthony P. Grappo (included as Exhibit 2.2 to Registration
                  Statement on Form S-3, No. 333-14597, and incorporated herein by reference)

10.01             Lease for the Company's executive offices (included as and exhibit to Registrant's Registration Statement on
                  Form S-1, No. 33-44452, and incorporated herein by reference)

10.02             Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Chris T. Sullivan
                  (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.03             Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Robert D. Basham
                  (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.04             Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and John Timothy Gannon
                  (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.05             Employment Agreement dated February 2, 1988, between Outback Florida and John Timothy Gannon (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.06             Employment Agreement dated January 2, 1990, between Outback Florida and Robert Merritt (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.07             Stock Option Agreement dated January 2, 1990, between Outback Florida and Robert Merritt (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)





Exhibit
Number                                     Description
-------                                    -----------
10.08             Stock Option Plan (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255,
                  and incorporated herein by reference)

10.09             Loan Agreement dated September 14, 1994 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.10             Employment Agreement dated October, 1990 between Paul Avery and Outback Florida (included as an exhibit to
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.11             Stock Option Agreement dated November 30, 1990 between Outback Florida and Paul Avery (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.12             Employment Agreement dated March, 1994 between Outback Florida and Joseph J. Kadow (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.13             Stock Option Agreement dated April 1, 1994 between Outback Florida and Joseph J. Kadow (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.14             Amendment to Lease for the Company's executive offices dates June 10, 1994 (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.15             Amendment to Lease for the Company's executive office dated December 17, 1995 (included as an exhibit to
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.16             Stock Purchase Agreement dated July 18, 1995 among Outback Steakhouse, Inc., Robert D. Basham, J. Timothy
                  Gannon, and Bommerang Air, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.17             First Amendment to Loan Agreement dated August 14, 1995 between Outback Steakhouse, Inc. and Barnett Bank of
                  Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.18             Amended and Restated Revolving Promissory Noted dated August 14, 1995 between Outback Steakhouse, Inc. and
                  Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1995 and incorporated herein by reference)

10.19             Second Amendment to Loan Agreement dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (Filed herewith)

10.20             Amended and Restated Revolving Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and
                  Barnett Bank of Tampa (Filed herewith)

10.21             First Amendment to Second Amended and Restated Loan Agreement dated May 30, 1996 between Outback Steakhouse,
                  Inc. and Barnett Bank of Tampa (filed herewith)

10.22             Amended and Restated Commercial Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and
                  Barnett Bank of Tampa (filed herewith)

13.01             Management's Discussion and Analysis (filed herewith)

13.02             Independent Auditors' Report and Consolidated Financial Statements (filed herewith)

13.03             Market for the Registrant's Common Stock and Related Stock Matters (filed herewith)

21.01             List of Subsidiaries (filed herewith)

23.01             Independent Auditors Consent (filed herewith)

27.01             Financial Data Schedule (filed herewith)

------------------------

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            OUTBACK STEAKHOUSE, INC.

                        By  /s/ Chris T. Sullivan
                          ------------------------------
                           Chris T. Sullivan, Chairman

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ Chris T. Sullivan        Chairman, Chief Executive              March 29, 1997
-------------------------       Officer and Director
Chris T. Sullivan               (Principal Executive
                                     Officer)


/s/ Robert S. Merritt        Senior Vice President,                 March 29, 1997
-------------------------    Chief Financial Officer,
Robert S. Merritt            Treasurer and Director
                             (Principal Financial Officer
                             and Principal Accounting
                             Officer)


/s/ Robert D. Basham         President, Chief Operating             March 29, 1997
-------------------------      Officer and Director
Robert D. Basham


/s/ J. Timothy Gannon        Senior Vice President and              March 29, 1997
-------------------------           Director
J. Timothy Gannon


/s/ John A. Brabson, Jr.     Director                               March 29, 1997
-------------------------
John A. Brabson, Jr.


                             Director                               March   , 1997
-------------------------
Charles H. Bridges


                            Director                                March   , 1997
--------------------------
W.R. Carey, Jr.


__________________________  Director                                March   , 1997
Debbi Fields

                           Director                         March   , 1997
-------------------------
Edward L. Flom

/s/ Nancy Schneid          Director                         March 29, 1997
-------------------------
Nancy Schneid

/s/ Lee Roy Selmon         Director                         March 29, 1997
-------------------------
Lee Roy Selmon
