Form 10-Q
period 1997-03-31
OUTBACK STEAKHOUSE INC
filed 1997-05-15
CIK 874691

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.

                                    20549

                                  FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended:                      Commission File Number:

     March 31, 1997                                     0-19334
     --------------                                     -------

                              OUTBACK STEAKHOUSE, INC.
                ---------------------------------------------
           (Exact name of registrant as specified in its charter)


                DELAWARE                             59-3061413
     -------------------------------   -----------------------------------
     (State or other jurisdiction of   (IRS Employer Identification Number)
     incorporation or organization)


                         550 North Reo Street, Suite 200
                                Tampa, FL  33609
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
                                                      ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF MAY 7, 1997, THERE WERE 47,303,988 SHARES OF COMMON STOCK, $.01 PAR VALUE OUTSTANDING.

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

                           OUTBACK STEAKHOUSE, INC.
                         CONSOLIDATED BALANCE SHEETS
                          (in thousands, unaudited)

                                              March 31,     December 31,
                                   ASSETS       1997            1996
                                              ---------     ------------
CURRENT ASSETS
  Cash and cash equivalents..............     $ 11,656        $ 15,661
  Inventories............................       18,531          16,637
  Other current assets...................       12,288           8,810
                                              --------        --------
     Total current assets................       42,475          41,108
PROPERTY, FIXTURES AND EQUIPMENT, NET....      415,108         397,759
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES.............       12,487          13,968
OTHER ASSETS.............................       17,549          17,008
                                              --------        --------
                                              $487,619        $469,843
                                              ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.......................    $ 15,981        $ 27,824
   Sales taxes payable....................       6,803           6,027
   Accrued expenses.......................      25,180          19,208
   Unearned revenue.......................      10,632          20,334
   Income taxes payable...................       7,259
   Current portion of long-term debt......         530             706
                                              --------        --------
      Total current liabilities...........      66,385          74,099
DEFERRED INCOME TAXES.....................       1,600           1,141
LONG-TERM DEBT............................      52,321          47,595
INTEREST OF MINORITY PARTNERS IN
    CONSOLIDATED PARTNERSHIPS.............       1,683           1,569
OTHER LONG-TERM LIABILITIES...............       5,000           3,000
                                              --------        --------
      Total liabilities...................     126,989         127,404
                                              --------        --------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 100,000 shares
    authorized; 48,036 and 48,009 shares
    issued and outstanding as of March 31,
    1997 and December 31, 1996, respectively       480             480
   Additional paid-in capital.............     112,943         111,941
   Retained earnings......................     247,207         230,018
                                              --------        --------
     Total stockholders' equity...........     360,630         342,439
                                              --------        --------
                                              $487,619        $469,843
                                              ========        ========
               See notes to consolidated financial statements.

                          OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except per share data, unaudited)

                                         Three Months Ended
                                              March 31,
                                        ----------------------
                                        1997              1996
                                    -------------      ------------
REVENUES..........................    $271,037           $216,102
COSTS AND EXPENSES:                   --------           --------
 Cost of revenues.................     103,820             83,190
 Labor and other related..........      64,274             48,782
 Other restaurant operating.......      60,058             45,532
 General & administrative.........      10,292              7,085
 Loss (income) from operations of
  unconsolidated affiliates.......         205               (219)
                                      --------           --------
                                       238,649            184,370
                                      --------           --------
INCOME FROM OPERATIONS                  32,388             31,732
INTEREST EXPENSE, NET.............        (437)              (435)
INCOME BEFORE ELIMINATION OF MINORITY --------           --------

 PARTNERS'INTEREST AND INCOME TAXES     31,951             31,297
ELIMINATION OF MINORITY
 PARTNERS'INTEREST................       4,882              4,751
INCOME BEFORE PROVISION               --------           --------
 FOR INCOME TAXES.................      27,069             26,546
PROVISION FOR INCOME TAXES .......       9,880              9,689
                                      --------           --------
NET INCOME .......................    $ 17,189           $ 16,857
                                      ========           ========
EARNINGS PER COMMON SHARE.........    $   0.36           $   0.34
                                      ========           ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING........      48,022             49,993
                                      ========           ========


            See notes to consolidated financial statements.

                          OUTBACK STEAKHOUSE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, unaudited)
                                                                                 Three Months Ended
                                                                                       March 31,
                                                                              ---------------------
                                                                                1997         1996
                                                                              --------     --------
Cash flows from operating activities:
Net income..................................................................  $ 17,189     $ 16,857
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation..............................................................     7,598        4,990
  Amortization..............................................................     3,696        2,851
  Outside partners' interest in consolidated partnerships' income...........     4,882        4,751
  Loss (income) from unconsolidated affiliates..............................       205         (219)
 Change in assets and liabilities:
  Increase in inventories..................................................     (1,894)        (218)
  (Increase) decrease in other current assets..............................     (3,478)       2,976
  Increase in other assets.................................................     (4,237)      (4,753)
  Decrease in accounts payable, sales taxes payable, and accrued expenses..     (5,095)      (2,424)
  Increase in income taxes payable.........................................      7,259
  Decrease in unearned revenue.............................................     (9,702)      (8,147)
  Increase in other long-term liabilities..................................      2,000
  Increase (decrease) in deferred income taxes.............................        459          (14)
                                                                              --------     ---------
  Net cash provided by operating activities................................     18,882       16,650
Cash flows used in investing activities:                                      --------     ---------
 Sales of investment securities...........................................                      127
 Capital expenditures.....................................................     (24,947)     (22,487)
 Payments from unconsolidated affiliates..................................       2,025        1,080
 Distributions to unconsolidated affiliates...............................         (71)        (312)
 Investments in and advances to unconsolidated affiliates.................        (678)        (790)
                                                                              --------     --------
 Net cash used in investing activities....................................     (23,671)     (22,382)
Cash flows provided by (used in) financing activities:                        --------     --------
 Adjustments resulting from mergers (See Note 1)..........................                   (1,402)
 Proceeds from issuance of common stock...................................       1,002
 Proceeds from issuance of long-term debt.................................       4,798       15,724
 Proceeds from minority partners' contributions...........................         400          300
 Distributions to minority partners and shareholders......................      (5,168)      (5,265)
 Repayments of long-term debt.............................................        (248)     (14,904)
                                                                              --------     --------
  Net cash provided by (used in) financing activities.....................         784       (5,547)
                                                                              --------     --------
 Net decrease in cash and cash equivalents................................      (4,005)     (11,279)
 Cash and cash equivalents at beginning of period.........................      15,661       27,089
                                                                              --------     --------
 Cash and cash equivalents at end of period...............................    $ 11,656     $ 15,810
                                                                              ========     ========

                  See notes to consolidated financial statements.

                             OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                 Three Months Ended
                                                       March 31,
                                             -------------------------
                                                  1997         1996
                                               --------      -----------
Supplemental disclosure of cash flow information:
    Cash paid for interest..................   $    605      $   460
    Cash paid for income taxes..............        938        2,589



               See notes to consolidated financial statements.

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

2.  OTHER CURRENT ASSETS

    Other current assets consisted of the following (in thousands):

                                          March 31,     December 31,
                                            1997            1996
                                        -------------   ------------
Deposits...........................       $  1,095       $   755
Accounts receivable................          3,393         1,898
Prepaid expenses...................          5,600         4,961
Other current assets...............          2,200         1,196
                                          --------       -------
                                          $ 12,288       $ 8,810
                                          ========       =======

3.   PROPERTY, FIXTURES AND EQUIPMENT

     Property, fixtures and equipment consisted of the following (in thousands):

                                          March 31,     December 31,
                                             1997           1996
                                        -------------   ------------
Land..............................        $ 90,012      $ 85,255
Buildings & building improvements.         167,020       153,212
Furniture & fixtures..............          41,397        36,794
Equipment.........................          97,998        92,800
Leasehold improvements............          78,107        74,858
Construction in progress..........          11,049        18,084
Accumulated depreciation..........         (70,475)      (63,244)
                                          --------      --------
                                          $415,108      $397,759
                                          ========      ========

4.   OTHER ASSETS

     Other assets consisted of the following (in thousands):

                                            March 31,   December 31,
                                             1997           1996
                                         -------------  ------------
Preopening costs, net.............        $  8,336       $ 8,818
Intangible assets(including liquor
   licenses)......................           6,078         4,485
Other assets......................           3,135         3,705
                                          --------       -------
                                          $ 17,549       $17,008
                                          ========       =======

5.  LONG-TERM DEBT

  Long-term debt consisted of the following (in thousands):

                                              March 31,    December 31,
                                                1997           1996
                                             -----------   ------------
  Notes payable to banks, collateralized
    by various items including stock,
    investment securities, property fixtures
    and equipment, interest at rates ranging
    from 8.825% to 9.9% at March 31, 1997... $ 1,296         $ 1,336
  Notes payable to leasing companies,
    collateralized by equipment, interest at
    rates ranging from 8% to 13.2%..........      77             127
  Note payable to corporation, collateralized
    by real estate, interest at 9.0%........     369             455
  Other notes payable, unsecured, interest
    rates ranging from 5.36% to 7.99%.......     991           1,063
  Revolving line of credit interest ranging
    from 6.19% to 6.52% at March 31, 1997
    (see below).............................  50,118          45,320
                                              ------          ------
                                              52,851          48,301
  Less current portion                           530             706
                                              ------          ------
  Long-term debt                             $52,321         $47,595
                                             =======         =======

       The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $75,000,000 at a rate of 85 basis points over the 30, 60, 90 or 120 day London Interbank Offered Rate ("LIBOR") (5.69% to 5.94% at March 31, 1997). At March 31, 1997 the unused portion of the revolving line of credit was $24,882,000. The line matures in June 1999.

       The Company has a $7,500,000 unsecured line of credit bearing interest of 85 basis points over the LIBOR. Approximately $3,230,000 of the line of credit is committed for the issuance of letters of credit, at March 31, 1997, $623,000 of which is to secure loans made by the bank to certain franchisees.

       The Company is the guarantor on an unsecured line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At March 31, 1997 the balance on the line of credit was $70,000.

6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                           March 31,    December 31,
                                            1997            1996
                                          -----------   -----------
Accrued payroll...................        $ 5,705          $ 4,624
Accrued advertising...............          6,806            2,876
Accrued rent......................            970            1,148
Accrued insurance.................          3,836            4,490
Accrued ESOP contribution.........                           1,150
Other accrued expenses............          7,863            4,920
                                          -------          -------
                                          $25,180          $19,208
                                          =======          =======

7.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which will be effective for the Company in the fourth quarter of 1997. SFAS No. 128 simplifies the computation for earnings per share by excluding the dilutive effect of common stock equivalents from basic earnings per share and makes the earnings per share calculation comparable to international standards. The Company has determined adopting this standard will not have material impact on previously reported earnings per share.

                          OUTBACK STEAKHOUSE, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
---------------------
     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues or restaurant sales as indicated, and (ii) selected operating data:

                                               Three Months Ended
                                                     March 31,
                                                 ----------------
                                                 1997       1996
                                               --------   -------
REVENUES....................................    100.0%     100.0%
COSTS AND EXPENSES:
 Cost of sales (1)..........................     38.6       38.7
 Labor and other related (1)................     23.9       22.7
 Other restaurant operating (1).............     22.3       21.2
 General & administrative...................      3.8        3.3
 Loss (income) from operations of
  unconsolidated affiliates.................      0.1       (0.1)
     Total costs and expenses...............     88.1       85.3
                                                 ----       ----
INCOME FROM OPERATIONS......................     12.0       14.7
INTEREST EXPENSE, NET.......................     (0.2)      (0.2)
                                                 ----       ----
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES..........................     11.8       14.5
ELIMINATION OF MINORITY PARTNERS' INTEREST..      1.8        2.2
                                                 ----       ----
INCOME BEFORE PROVISION FOR INCOME TAXES....     10.0       12.3
PROVISION FOR INCOME TAXES..................      3.7        4.5
                                                 ----       ----
NET INCOME..................................      6.3%       7.8%
                                                 ====       ====
System-wide sales (millions of dollars):
Outback Steakhouses
  Company owned restaurants.................   $  248     $  207
  Franchised and joint venture
    restaurants.............................       42         29
                                                  ---        ---
    Total...................................      290        236
                                                  ---        ---
Carrabba's Italian Grills
  Company owned restaurants.................       21          8
  Joint venture restaurants.................        6          5
                                               ------      -----
    Total...................................       27         13
                                               ------      -----
System-wide total...........................   $  317      $ 249
                                               ======      =====

(1) As a percentage of restaurant sales.

---------------------------------

                                                        Three Months Ended
                                                              March 31,
                                                      ---------------------
                                                         1997         1996
                                                        -------     --------
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants                              327         273
  Franchised and joint venture restaurants                59          42
                                                         ---         ---
    Total                                                386         315
                                                         ---         ---

Carrabba's Italian Grills
  Company owned restaurants                               43          14
  Joint venture restaurants                               13          10
                                                         ---         ---
    Total                                                 56          24
                                                         ---         ---
System-wide total                                        442         339
                                                         ===         ===

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

          Revenues. Total revenues increased by 25.4% to $271,037,000 during the first quarter of 1997 as compared with $216,102,000 in the same period in 1996. The increase was attributable to the opening of new restaurants after March 31, 1996 partially offset by a 2.0% decrease in comparable store sales. The decrease in comparable store sales resulted from lower customer check averages.

          Costs and expenses. Cost of restaurant sales, consisting of food and beverage costs, decreased in the first quarter of 1997, to 38.6% of restaurant sales as compared with 38.7% in the same period in 1996. The slight decrease was attributable to an increase in the proportion of Carrabba's Italian Grills ("Carrabba's") in operation which have lower average food costs than Outback Steakhouses.

          Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased in the first quarter of 1997 to 23.9% of restaurant sales, as compared with 22.7% in the same period in 1996. Of the increase, 0.5% was attributable to an increase in the proportion of Carrabba's in operation which have higher average labor costs than Outback Steakhouses. The remainder of the increase resulted from higher labor costs in new markets, an increase in wage rates in certain markets, an overall increase in back of the house wage rates due to a competitive labor market, and lower average unit volumes generated by Outback Steakhouses.

          Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. As a percentage of restaurants sales, these costs increased to 22.3% in the first quarter of 1997 as compared to 21.2% in the same quarter of 1996. Of the increase, 0.5% was attributable to an increase in the proportion of Carrabba's in operation which have higher operating expenses as a percentage of restaurant sales than Outback Steakhouses. More intensive advertising spending in the first quarter of 1997 contributed to 0.3% of the increase. The remainder of the increase resulted from an increase in repairs and maintenance expenses as restaurants mature and lower average unit volumes generated by Outback Steakhouses.

          General and administrative costs increased to 3.8% of revenues in the first quarter of 1997 as compared to 3.3% of revenues in the same period in 1996. This increase resulted from an increase in salary expenses related to managers in training, and additional staffs employed to manage Carrabba's and Outback Steakhouse international franchising operations.

          Loss (income) from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Carrabba's Italian Grills and Outback Steakhouses operated as development joint ventures. Loss from development joint ventures was $205,000 in the first quarter of 1997 as compared with income of $219,000 in the same period in 1996. This decrease was attributable to losses from Carrabba's Texas operations, and to fewer Outback Steakhouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations in April 1996.

          Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $656,000, to $32,388,000, in the first quarter of 1997 as compared with $31,732,000 in the same period in 1996.

          Interest expense, net. Net interest expense was $437,000 during the first quarter of 1997 as compared with $435,000 in the same period in 1996. Period to period changes in interest expense reflected changes in available cash and cash equivalents, fluctuations in interest rates on the Company's line of credit, and changes in borrowing needs as funds were expended to finance new restaurants.

          Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.8% and 2.2% in the first quarters of 1997 and 1996, respectively. The decrease in this ratio reflected the decrease in overall restaurant operating margins.

          Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 36.5% during both the first quarters of 1997 and 1996.

          Net income and earnings per share. Net income for the first quarter of 1997 was $17,189,000 as compared with net income of $16,857,000 in the same period in 1996. Earnings per share increased to $0.36 during the first quarter of 1997 as compared with earnings per share of $0.34 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
          The following table presents a summary of the Company's cash flows and capital expenditures for the periods indicated.

                               Year Ended         Three Months Ended
                                                 ------------------------
                               December 31,      March 31,     March 31,
                                  1996            1997          1996
                               ------------      --------     ---------
Net cash provided by
  operating activities          $122,799          $18,882      $16,650
Net cash used in investing
  activities                    (126,631)         (23,671)     (22,382)
Net cash (used in) provided
  by financing activities         (7,596)             784       (5,547)
                                --------         --------     --------
Net decrease in cash and
  cash equivalents              $(11,428)        $( 4,005)    $(11,279)
                                ========         ========     ========

     The Company requires capital principally for the development of new
Company owned and joint venture restaurants. Capital expenditures totaled approximately $130,987,000 for year ended December 31, 1996 and $24,947,000 and $22,487,000 during the first quarters of 1997 and 1996, respectively.
The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 1997 will be free-standing units.

     At March 31, 1997 the Company had two unsecured lines of credit totalling $82,500,000. Approximately $3,230,000 is committed for the issuance of letters of credit, some of which are to secure loans made by the bank to certain franchisees, and $50,118,000 has been drawn by the Company to finance capital expenditures. The Company expects that its capital requirements through the end of 1997 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Consolidated Financial Statements.

     The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:
     (i)  Ability to secure appropriate real estate sites at acceptable prices;
    (ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
   (iii) Impact of government moratoriums or approval processes which could result in significant delays;
    (iv)  Ability to secure all necessary contractors and sub-contractors;
     (v) Union activities such as picketing and hand billing which could delay construction;
    (vi) Weather and acts of God beyond the Company's control resulting in construction delays.

                           OUTBACK STEAKHOUSE, INC.

                         PART II:  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

                27 - Financial Data Schedules (for SEC use only)

    (b)   Reports on Form 8-K



               The Company filed reports on Form 8-K with the

          Securities and Exchange Commission dated March 20, 1997

          and March 25, 1997.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                             OUTBACK STEAKHOUSE, INC.
                                             -------------------------------
                                             (Registrant)



 Date:     May 13, 1997                 By: /s/ Robert S. Merritt
           ------------------------         --------------------------------
                                             Robert S. Merritt
                                             Senior Vice President,
                                             Finance (Principal Financial
                                             and Accounting Officer)