Form 10-Q
period 1997-06-30
OUTBACK STEAKHOUSE INC
filed 1997-08-14
CIK 874691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.

                                   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                      Commission File Number:

June 30, 1997                                0-19334
-------------------                     ------------------------


                          OUTBACK STEAKHOUSE, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           DELAWARE                             59-3061413
-------------------------------    ----------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)


                    550 North Reo Street, Suite 200
                         Tampa, FL  33609
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
                                                     ------    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 1997, there were 47,442,238 shares of Common Stock, $.01 par value outstanding.




                                      1 of 16

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









































                                      2 of 16

                         OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                               June 30,     December 31,
                                                1997           1996
                                             -----------    ------------
                                 ASSETS      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents..............     $  9,749        $ 15,661
  Inventories............................       17,297          16,637
  Other current assets...................        9,641           8,810
                                              --------        --------
       Total current assets..............       36,687          41,108
PROPERTY, FIXTURES AND EQUIPMENT, NET....      441,141         397,759
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............       11,627          13,968
OTHER ASSETS.............................       15,074          17,008
                                              --------        --------
                                              $504,529        $469,843
                                              ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................     $ 14,756        $ 27,824
  Sales taxes payable....................        6,649           6,027
  Accrued expenses.......................       24,220          19,208
  Unearned revenue.......................        8,852          20,334
  Current portion of long-term debt......          484             706
                                              --------        --------
       Total current liabilities.........       54,961          74,099
DEFERRED INCOME TAXES....................        1,320           1,141
LONG-TERM DEBT...........................       75,622          47,595
INTEREST OF MINORITY PARTNERS IN
  CONSOLIDATED PARTNERSHIPS..............        1,428           1,569
OTHER LONG TERM LIABILITIES..............        4,800           3,000
                                              --------        --------
    Total liabilities....................      138,131         127,404
                                              --------        --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
    and 100,000 shares authorized at June
    30, 1997 and December 31, 1996,
    respectively; 47,388 and 48,009,
    issued and outstanding as of June 30,
    1997 and December 31, 1996, respectively       480             480
  Additional paid-in capital.............      113,337         111,941
  Retained earnings......................      266,481         230,018
                                              --------        --------
                                               380,298         342,439
  Less treasury stock, 736 shares
    at June 30, 1997, at cost............      (13,900)
                                              --------        --------
    Total stockholders' equity...........      366,398         342,439
                                              --------        --------
                                              $504,529        $469,843
                                              ========        ========

              See notes to consolidated financial statements.
                                      3 of 16

                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                            Three Months Ended        Six Months Ended
                                June 30,                  June 30,
                            1997        1996           1997       1996
                           --------    --------      --------    --------
REVENUES................   $287,729    $236,481      $558,766    $452,583
                           --------    --------      --------    --------
COSTS AND EXPENSES
  Cost of revenues......    109,731      91,704       213,551     174,894
  Labor & other
   related..............     67,288      53,787       131,562     102,569
  Other restaurant
   operating............     63,663      50,077       123,721      95,609
  General & administrative   10,954       7,092        21,246      14,177
  Loss (income) from
   operations of uncon-
   solidated affiliates.        209          73           414        (146)
                           --------    --------      --------    --------
                            251,845     202,733       490,494     387,103
                           --------    --------      --------    --------

INCOME FROM OPERATIONS..     35,884      33,748        68,272      65,480

INTEREST EXPENSE, NET...       (444)        (90)         (881)       (525)
                           --------    --------      --------    --------

INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     35,440      33,658        67,391      64,955
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      5,087       4,939         9,969       9,690
                           --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......     30,353      28,719        57,422      55,265
PROVISION FOR INCOME
  TAXES.................     11,079      10,483        20,959      20,172
                           --------    --------      --------    --------
NET INCOME..............   $ 19,274    $ 18,236      $ 36,463    $ 35,093
                           ========    ========      ========    ========
EARNINGS PER COMMON
  SHARE.................   $   0.40    $   0.37      $   0.76    $   0.71
                           ========    ========      ========    ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING...........     48,400      49,300        48,200      49,600
                           ========    ========      ========    ========






              See notes to consolidated financial statements.

                                      4 of 16

                                 OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                                              Six Months Ended June 30,
                                                   1997         1996
Cash flows from operating activities:            --------     --------
Net income..................................     $ 36,463     $ 35,093
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        14,820       10,988
 Amortization..............................         7,358        6,557
 Minority partners' interest in
  consolidated partnerships' income........         9,969        9,690
 Loss (income) from unconsolidated affiliates         414         (146)
 Change in assets and liabilities:
  Increase in inventories...................         (660)      (2,395)
  (Increase) decrease in other current assets        (831)       4,817
  Increase in other assets..................       (5,424)      (5,218)
  (Decrease) increase in accounts payable,
   sales taxes payable, and accrued expenses       (7,434)       9,597
  Decrease in unearned revenue..............      (11,482)      (8,704)
  Increase in deferred income taxes.........          179          102
  Increase in other long term liabilities...        1,800        5,500
                                                 --------     --------
   Net cash provided by operating activities       45,172       65,881
Cash flows used in investing activities:         --------     --------
 Sales of investment securities.............                       137
 Capital expenditures.......................      (58,202)     (54,728)
 Payments from unconsolidated affiliates....        2,811        4,452
 Distributions to unconsolidated affiliates.         (181)        (391)
 Investments in and advances to unconsolidated
  affiliates................................         (703)      (1,746)
                                                 --------     --------
   Net cash used in investing activities....      (56,275)     (52,276)
                                                 --------     --------
Cash flows from financing activities:
 Proceeds from issuance of common stock.....        1,396          802
 Proceeds from issuance of long-term debt...       28,189       14,724
 Proceeds from minority partners' contributions       750        1,425
 Distributions to minority partners
  and shareholders..........................      (10,860)     (11,203)
 Repayments of long-term debt...............         (384)     (25,983)
 Purchases of treasury stock................      (13,900)
                                                 --------     --------
   Net cash provided by (used in) financing
     activities.............................        5,191      (20,235)
                                                 --------     --------
Net decrease in cash and cash equivalents...       (5,912)      (6,630)
Cash and cash equivalents at beginning
   of period................................       15,661       27,089
                                                 --------     --------
Cash and cash equivalents at end of period..    $   9,749    $  20,459
                                                 ========     ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................    $   1,256   $      773
   Cash paid for income taxes...............       17,691        5,589
                 See notes to consolidated financial statements.
                                      5 of 16

                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.   Other Current Assets

   Other current assets consisted of the following (in thousands):

                                          June 30,     December 31,
                                            1997           1996
                                          --------      ---------
Deposits..........................        $    472      $     755
Accounts receivable...............           2,129          1,898
Prepaid expenses..................           4,788          4,961
Other current assets..............           2,252          1,196
                                          --------      ---------
                                          $  9,641      $   8,810
                                          ========      =========

2. Property, Fixtures and Equipment, Net

   Property, fixtures and equipment consisted of the following (in thousands):

                                          June 30,     December 31,
                                            1997         1996
                                          --------      ---------
Land..............................        $ 95,759      $  85,255
Buildings and building improvements        174,328        153,212
Furniture and fixtures............          43,263         36,794
Equipment.........................         102,011         92,800
Leasehold improvements............          81,423         74,858
Construction in progress..........          22,421         18,084
Accumulated depreciation..........         (78,064)       (63,244)
                                          --------      ---------
                                          $441,141      $ 397,759
                                          ========      =========
3.   Other Assets

     Other assets consisted of the following (in thousands):

                                          June 30,     December 31,
                                            1997           1996
                                          --------      ---------
Preopening costs, net.............        $  6,827      $   8,818
Intangible assets (including liquor
 licenses)........................           5,047          4,485
Other assets......................           3,200          3,705
                                          --------      ---------
                                          $ 15,074      $  17,008
                                          ========      =========




                                      6 of 16

                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
4.  Long-term Debt

Long-term debt consisted of the following (in thousands):

                                                June 30,     December 31,
                                                 1997            1996
                                                --------      ---------
Notes payable to banks collateralized by
  various items including stock, property,
  fixtures and equipment, fixed and
  variable interest rates ranging
  from 9.325% to 10.4% at June 30, 1997......    $ 1,238        $ 1,336
Notes payable to leasing companies, collater-
  alized by equipment, interest at rates
  ranging from 8% to 13.2%...................         36            127
Note payable to corporation, collaterized
  by real estate, interest at 9.0%...........        332            455
Other notes payable, unsecured, interest
  rates ranging from 5.35% to 7.99%..........        991          1,063
Revolving line of credit, (see below)........     73,509         45,320
                                                --------      ---------
                                                  76,106         48,301
Less current portion                                 484            706
                                                --------      ---------
Long-term debt                                   $75,622        $47,595
                                                ========      =========

   The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $75,000,000 at a rate of 75 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate (LIBOR) (6.44% to 6.66% at June 30, 1997). At June 30, 1997 the unused portion of the revolving line of credit was $1,491,000. The line matures in June 1999.

   In May 1997, the Company obtained a $25,000,000, unsecured line of credit bearing interest of 75 basis points over the LIBOR. As of June 30, 1997, no funds had been drawn on the line of credit. The line matures in November 1997.

   The Company has a $7,500,000 unsecured line of credit bearing interest of 75 basis points over the LIBOR. Approximately $2,957,000 of the line of credit is committed for the issuance of letters of credit, $543,000 of which is to secure loans made by the bank to certain franchisees.

   The Company is the guarantor of an unsecured line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At June 30, 1997 the balance was approximately $700,000.

   See "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                      7 of 16

                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)




5.   Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

                                             June 30,     December 31,
                                               1997           1996
                                             --------      ---------

Accrued payroll...................          $   7,337        $ 4,624
Accrued advertising...............              6,100          2,876
Accrued rent......................              1,038          1,148
Accrued insurance.................              4,569          4,490
Accrued property taxes............              3,045          1,150
Other accrued expenses............              2,131          4,920
                                             --------       --------
                                             $ 24,220       $ 19,208
                                             ========       ========


6.      Treasury Stock

   During the second quarter of 1997, the Company repurchased 735,600 shares of Common Stock, $.01 par value, for an aggregate purchase price of $13,900,000. The treasury shares are reported at cost.


























                                      8 of 16

                         OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:
                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ----------------    ----------------
                                       1997     1996       1997     1996
                                     ------    ------    ------    ------
REVENUES                              100.0%    100.0%    100.0%    100.0%
COSTS AND EXPENSES:
 Cost of sales (1)                     38.4      39.0      38.5      38.9
 Labor & other related (1)             23.6      22.9      23.7      22.8
 Other restaurant operating (1)        22.3      21.3      22.3      21.3
 General & administrative               3.8       3.0       3.8       3.1
 Loss from operations of
   unconsolidated affiliates            0.1                 0.1
    Total costs and expenses           87.5      85.7      87.8      85.5
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS                 12.5      14.3      12.2      14.5
INTEREST EXPENSE, NET                  (0.2)     (0.1)     (0.2)     (0.1)
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                     12.3      14.2      12.0      14.4
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                              1.7       2.1       1.8       2.1
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         10.6      12.1      10.3      12.3
PROVISION FOR INCOME TAXES              3.9       4.4       3.8       4.5
                                     ------    ------    ------    ------
NET INCOME                              6.7%      7.7%      6.5%      7.8%
                                     ======    ======    ======    ======
System-wide sales (millions of dollars):
Outback Steakhouses
  Company owned restaurants          $261.4    $227.0    $509.2    $434.4
  Franchised restaurants               47.9      26.0      90.5      54.8
                                     ------    ------    ------    ------
     Total                            309.3     253.0     599.7     489.2
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned restaurants            24.1       8.0      45.2      15.4
  Joint venture restaurants             6.4       5.3      12.0      10.4
                                     ------    ------    ------    ------
     Total                             30.5      13.3      57.2      25.8
                                     ------    ------    ------    ------
System-wide total                    $339.8    $266.3    $656.9    $515.0
                                     ======    ======    ======    ======

(1)     As a percentage of restaurant sales.
                                      9 of 16

                                                          June 30,
                                                      --------------
                                                      1997      1996
                                                      ----      ----
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants                            339      289
  Domestic franchised restaurants                       59       43
  International franchised restaurants                   7
                                                       ---      ---
     Total                                             405      332
                                                       ---      ---

Carrabba's Italian Grills
   Company owned restaurants                            45       17
   Joint venture restaurants                            13       11
                                                       ---      ---
      Total                                             58       28
                                                       ---      ---
System-wide total                                      463      360
                                                       ===      ===

































                                     10 of 16

Three months ended June 30, 1997 and 1996

         Revenues. Total revenues increased by 21.7% to $287,729,000 during the second quarter of 1997 as compared with $236,481,000 in the same period in 1996. The increase was attributable to the opening of new restaurants after June 30, 1996 and a 1.2% menu price increase in May 1997. The increase was partially offset by a 1.6% decrease in same-store sales which resulted from lower customer check averages. The Company has experienced lower customer check averages in 1997 after adding lower priced selections to the Outback Steakhouse menu.

         Costs and expenses. Costs of restaurant sales, consisting of food and beverage costs, decreased in the second quarter of 1997 to 38.4% of restaurant sales as compared with 39.0% in the same period in 1996. This decrease resulted from decreases in the cost of meat, shrimp and produce.

         Labor and other related expenses increased as a percentage of restaurant sales by 0.7% to 23.6% in the second quarter of 1997 as compared with 22.9% in the same period in 1996. Of the increase, 0.5% was attributable to an increase in the proportion of Carrabba's in operation which have higher average labor costs than Outback Steakhouses. The remainder of the increase resulted from an overall increase in back of the house wage rates due to a competitive labor market, and lower average unit volumes generated by Outback Steakhouses.

         Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 1.0% of restaurant sales to 22.3% in the second quarter of 1997, as compared with 21.3% in the same period in 1996. Of the increase, 0.7% was attributable to an increase in the proportion of Carrabba's in operation which have higher average operating expenses as a percentage of sales than Outback Steakhouses. An increase in advertising spending contributed to the remaining 0.3% of the increase.

         General and administrative costs increased to 3.8% of revenues in the second quarter of 1997 compared with 3.0% in 1996. This increase resulted from an increase in salary expenses related to managers in training, and additional staffs employed to manage Carrabba's and Outback Steakhouse international franchise operations.

         Loss (income) from operations of unconsolidated affiliates represents the Company's portion of the loss or income from the Carrabba's Italian Grills operated in Texas under a joint venture. Loss from the Texas joint venture was $209,000 during the second quarter of 1997 and $73,000 during the second quarter of 1996.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $2,136,000, to $35,884,000, in the second quarter of 1997 as compared with $33,748,000 in the same period in 1996.

         Interest expense, net. Net interest expense was $444,000 during the second quarter of 1997 as compared with net interest expense of

                                     11 of 16

$90,000 in the same period in 1996. Period to period changes in interest expense reflected changes in available cash and cash equivalents, fluctuations in interest rates on the Company's line of credit, and changes in borrowing needs as funds were expended to finance new restaurants.

         Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.7% and 2.1% during the quarters ended June 30, 1997 and 1996, respectively. The decrease in this ratio reflected the decrease in overall operating margins.

         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 36.5% for both of the second quarters of 1997 and 1996.

         Net income and earnings per common share. Net income for the second quarter of 1997 was $19,274,000 as compared with net income of $18,236,000 in the same period in 1996, an increase of 5.7%. Earnings per share increased to $0.40 during the second quarter of 1997 as compared with earnings per share of $0.37 for the same period in 1996.

Six months ended June 30, 1997 and 1996

         Revenues. Total revenues increased by 23.5% to $558,766,000 during the first half of 1997 as compared with $452,583,000 in the same period in 1996. The increase was attributable to the opening of new restaurants after June 30, 1996 and a 1.2% menu price increase in May of 1997. The increase was partially offset by a 1.8% decrease in same store sales which resulted from lower customer check averages. The Company has experienced lower customer check averages in 1997 after adding lower priced selections to the Outback Steakhouse menu.

         Costs and expenses. Cost of restaurant sales decreased by 0.4% to 38.5% in the first half of 1997 as compared with 38.9% in the same period in 1996. Of the decrease, 0.1% resulted from an increase in the proportion of Company owned Carrabba's in operation which have lower average food costs than Outback Steakhouses. The remainder of the decrease resulted from decreases in the cost of meat, shrimp and produce.

         Labor and other related expenses increased as a percentage of restaurant sales by 0.9% to 23.7% in the first half of 1997 as compared with 22.8% in the same period in 1996. Of the increase, 0.4% was attributable to an increase in the proportion of Carrabba's in operation which have higher average labor costs than Outback Steakhouses. The remainder of the increase resulted from an overall increase in back of the house wage rates due to a competitive labor market, and lower average unit volumes generated by Outback Steakhouses.

         Other restaurant operating expenses increased by 1.0% of restaurant sales to 22.3% in the first half of 1997 as compared with 21.3% in the same period in 1996. Of the increase, 0.6% was attributable to an increase in the proportion of Carrabba's in operation which have higher



                                     12 of 16
average operating expenses as a percentage of sales than Outback Steakhouses. The remainder of the increase resulted from an increase in advertising spending.

         General and administrative costs increased to 3.8% of revenues during the first half of 1997 as compared to 3.1% of revenues in the same period in 1996. This increase resulted from an increase in salary expenses related to managers in training, and additional staffs employed to manage Carrabba's and Outback Steakhouse international franchising operations.

         (Loss) income from operations of unconsolidated affiliates represents the Company's portion of the income from the Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Loss from unconsolidated affiliates was $414,000 in the first six months of 1997 as compared with income of $146,000 in the same period in 1996. This decrease was attributable to losses from Carrabba's Texas operations, and to fewer Outback Steakhouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations in April 1996.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $2,792,000, to $68,272,000 in the first half of 1997 as compared with $65,480,000 in the same period in 1996.

         Interest expense, net. Net interest expense was $881,000 during the first half of 1997 as compared with net interest expense of $525,000 in the same period in 1996. Period to period changes in interest expense reflected changes in available cash and cash equivalents, fluctuations in interest rates on the Company's line of credit, and changes in borrowing needs as funds were expended to finance new restaurants.


         Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.8% and 2.1% for the six months ended June 30, 1997 and 1996, respectively. The decrease in this ratio reflected the decrease in overall operating margins.

         Provision for income taxes. The effective income tax rates were 36.5% for both the six month periods ended June 30, 1997 and 1996.

         Net income and earnings per common share. Net income for the first half of 1997 was $36,463,000 as compared with net income of $35,093,000 in the same period in 1996, an increase of 3.9%. Earnings per share increased to $0.76 during the first half of 1997 as compared with earnings per share of $0.71 in the same period in 1996.





                                     13 of 16

Liquidity and Capital Resources

         The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                              Year Ended         Six Months Ended
                              December 31,    June 30,        June 30,
                                  1996           1997           1996
                               ---------      ----------     ----------
Net cash provided by
  operating activities         $ 122,799      $ 45,172       $ 65,881
Net cash used in investing
  activities                    (126,631)      (56,275)       (52,276)
Net cash (used in) provided
  by financing activities         (7,596)        5,191        (20,235)
                               ---------      ----------     ----------
Net (decrease) increase in
  cash and cash equivalents    $ (11,428)     $( 5,912)      $ (6,630)
                               =========      ===========    ========
    The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $130,987,000 for year ended December 31, 1996 and $58,202,000 and $54,728,000 during the first six months of 1997 and 1996, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 1997 will be free-standing units.

    At June 30, 1997 the Company had three unsecured lines of credit totalling $107,500,000. Approximately $2,957,000 is committed for the issuance of letters of credit, some of which are to secure loans made by the bank to certain franchisees, and $73,509,000 has been drawn by the Company to finance capital expenditures and the repurchase of treasury shares. See
Notes 4 and 6 of Notes to Consolidated Financial Statements.

    The Company has entered an agreement to obtain a $125,000,000 unsecured line of credit bearing interest of 50 to 75 basis points over the 30, 60, 90 or 120 day London Interbank Offered Rate. The line of credit will be effective in August, 1997 and will replace the Company's existing $75,000,000 and $25,000,000 lines of credit. The line matures in August 2000. See Note 4 of Notes to the Consolidated Financial Statements.

    The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

   (i)  Ability to secure appropriate real estate sites at acceptable prices;
  (ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
  (iii) Impact of government moratoriums or approval processes which could result in significant delays;
  (iv)  Ability to secure all necessary contractors and sub-contractors;
   (v) Union activities such as picketing and hand billing which could delay construction;
  (vi) Weather and acts of God beyond the Company's control resulting in construction delays.
                                     14 of 16

                           OUTBACK STEAKHOUSE, INC.
                           PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held an Annual Meeting of Stockholders on Wednesday, April 23, 1997. The matters submitted for vote and the related election results are as follows:

      1.   To elect Debbi Fields, Edward L. Flom, Robert S. Merritt, and Chris
           T. Sullivan as directors of the Company, each for a three year term. The results of proxies voted for the election of the directors are as follows:

                   For            38,601,266     80.37%
                   Withheld          348,138       .73
                   Exceptions         99,701       .20
                                  ----------     -----
                   Total          39,049,105     81.30%
                                  ==========     =====
                   Eligible       48,030,588

    2. To vote on a proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock, par value $.01, from 100,000,000 shares to 200,000,000 shares. The results of proxies voted are as follows:

                   For            35,781,308     74.50%
                   Withheld        3,186,428      6.63
                   Exceptions         81,369       .17
                                  ----------     -----
                   Total          39,049,105     81.30%
                                  ==========     =====

    3. To vote on a proposal to amend the Company's Amended and Restated Stock Option Plan to increase the number of shares of Common Stock for which options may be granted from 4,923,500 to 10,000,000, and adopt certain other amendments regarding administration of the plan. The results of proxies voted are as follows:

                   For            27,864,674     58.01%
                   Withheld        4,202,288      8.75
                   Exceptions        119,785       .25
                                  ----------     -----
                   Total          32,186,747     67.01%
                                  ==========     =====

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

                   27- Financial Data Schedules (for SEC use only)

    (b)  Reports on Form 8-K

                   There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                     15 of 16
                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   August 13, 1997                By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)


































                                     16 of 16