Form 10-Q
period 1997-09-30
OUTBACK STEAKHOUSE INC
filed 1997-11-14
CIK 874691

                     SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.

                                    20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                                Commission File Number:

September 30, 1997                                        0-19334
------------------                                -----------------------

                           OUTBACK STEAKHOUSE, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                             59-3061413
-------------------------------   ------------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)


                    550 North Reo Street, Suite 200
                         Tampa, FL  33609
           -------------------------------------------------
          (Address of principal executive offices) (Zip Code)


                            (813) 282-1225
           --------------------------------------------------
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 11, 1997, there were 47,824,233 shares of Common Stock, $.01 par value outstanding.

                                   1 of 17
                          OUTBACK STEAKHOUSE, INC.

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

                          OUTBACK STEAKHOUSE, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                             September 30,  December 31,
                                                1997            1996
                                             -------------  -----------
                                 ASSETS      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents..............     $ 18,134        $ 15,661
  Inventories............................       17,300          16,637
  Other current assets...................       12,411           8,810
                                               -------         -------
       Total current assets..............       47,845          41,108
PROPERTY, FIXTURES AND EQUIPMENT, NET....      458,452         397,759
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............       11,418          13,968
OTHER ASSETS.............................       16,228          17,008
                                               -------         -------
                                              $533,943        $469,843
                                              ========        ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................     $ 15,522        $ 27,824
  Sales taxes payable....................        5,989           6,027
  Accrued expenses.......................       22,911          19,208
  Unearned revenue.......................        6,394          20,334
  Current portion of long-term debt......          600             706
                                               -------         -------
       Total current liabilities.........       51,416          74,099
DEFERRED INCOME TAXES....................        1,200           1,141
LONG-TERM DEBT...........................       86,595          47,595
INTEREST OF MINORITY PARTNERS IN
  CONSOLIDATED PARTNERSHIPS..............        1,588           1,569
OTHER LONG TERM LIABILITIES..............        5,000           3,000
                                               -------         -------
    Total liabilities....................      145,799         127,404
                                               -------         -------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
    and 100,000 shares authorized at
    September 30, 1997 and December 31,1996,
    respectively; 47,785 and 48,009, issued
    and outstanding as of September 30, 1997
    and December 31,1996, respectively...          478             480
  Additional paid-in capital.............      114,769         111,941
  Retained earnings......................      286,797         230,018
                                               -------         -------
                                               402,044         342,439
  Less treasury stock, 736 shares
    at September 30, 1997, at cost.......      (13,900)
                                               -------         -------
    Total stockholders' equity...........      388,144         342,439
                                               -------         -------
                                              $533,943        $469,843
                                              ========        ========
               See notes to consolidated financial statements.

                                   3 of 17
                           OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except per share data, unaudited)

                            Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                             1997        1996          1997        1996
                            -------     -------       -------     -------
REVENUES................   $289,209    $236,730      $847,975    $689,313
COSTS AND EXPENSES          -------     -------       -------     -------
  Cost of revenues......    110,299      92,801       323,850     267,695
  Labor & other
   related..............     68,815      54,385       200,377     156,954
  Other restaurant
   operating............     63,333      50,026       187,054     145,635
  General & administrative   10,468       8,032        31,714      22,209
  Loss (income) from
   operations of uncon-
   solidated affiliates.        118         135           532         (11)
                            -------     -------       -------     -------
                            253,033     205,379       743,527     592,482
                            -------     -------       -------     -------
INCOME FROM OPERATIONS..     36,176      31,351       104,448      96,831
INTEREST EXPENSE, NET...       (632)        (67)       (1,513)       (592)
INCOME BEFORE ELIMINATION OF-------     -------       -------     -------
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     35,544      31,284       102,935      96,239
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      4,946       4,042        14,915      13,732
INCOME BEFORE PROVISION     -------     -------       -------     -------
  FOR INCOME TAXES......     30,598      27,242        88,020      82,507
PROVISION FOR INCOME
  TAXES.................     10,282       9,530        31,241      29,702
                            -------     -------       -------     -------
NET INCOME..............   $ 20,316    $ 17,712      $ 56,779    $ 52,805
                            =======     =======       =======     =======
EARNINGS PER COMMON
  SHARE.................   $   0.41    $   0.36      $   1.17    $   1.07
                            =======     =======       =======     =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING...........     49,000      49,200        48,750      49,500
                            =======     =======       =======     =======


               See notes to consolidated financial statements.



                                   4 of 17
                           OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                                           Nine Months Ended September 30,
                                           -------------------------------
                                                  1997           1996
Cash flows from operating activities:        --------------  ------------
Net income..................................     $ 56,779     $ 52,805
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        22,845       16,841
 Amortization..............................        10,748        8,906
 Outside partners' interest in
  consolidated partnerships' income........        14,915       13,732
 Loss (income) from unconsolidated affiliates         532          (11)
 Change in assets and liabilities:
  Increase in inventories...................         (663)      (3,331)
 (Increase) decrease in other current assets       (3,601)       4,103
  Increase in other assets..................       (9,968)      (8,825)
  Decrease in accounts payable, sales taxes
   payable, and accrued expenses............       (8,637)      (7,345)
  Decrease in unearned revenue..............      (13,940)     (10,607)
  Increase in deferred income taxes.........           59          304
  Increase in other long term liabilities...        2,000        6,000
                                                   ------       ------
   Net cash provided by operating activities       71,069       72,572
                                                   ------       ------
Cash flows used in investing activities:
 Sales of investment securities.............                       623
 Capital expenditures.......................      (83,538)     (77,020)
 Payments from unconsolidated affiliates....        2,957        4,417
 Distributions to unconsolidated affiliates.         (236)        (391)
 Investments in and advances to unconsolidated
  affiliates................................         (703)      (1,746)
                                                   ------       ------
   Net cash used in investing activities....      (81,520)     (74,117)
Cash flows provided by (used in) financing
 activities:                                       ------       ------
 Proceeds from issuance of common stock.....        2,826        3,510
 Proceeds from issuance of long-term debt...       39,424       47,844
 Proceeds from minority partners' contributions     1,375        1,550
 Distributions to minority partners
  and shareholders..........................      (16,271)     (15,157)
 Repayments of long-term debt...............         (530)     (40,183)
 Purchases of treasury stock................      (13,900)
   Net cash provided by (used in) financing        ------       ------
     activities.............................       12,924       (2,436)
                                                   ------       ------
Net increase (decrease) in cash and cash
   equivalents..............................        2,473       (3,981)
Cash and cash equivalents at beginning of period   15,661       27,089
                                                   ------       ------
Cash and cash equivalents at end of period..    $  18,134    $  23,108
Supplemental disclosures of cash flow information: ======    =========
   Cash paid for interest...................    $   2,858   $    1,005
   Cash paid for income taxes...............       30,235       19,000
                 See notes to consolidated financial statements.
                                   5 of 17
                          OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   Other Current Assets

        Other current assets consisted of the following (in thousands):

                                          September 30,   December 31,
                                              1997            1996
                                          -------------   ------------
   Deposits (including income tax         (unaudited)
    deposits) .......................        $ 3,548          $  755
   Accounts receivable...............          1,859           1,898
   Prepaid expenses..................          5,959           4,961
   Other current assets..............          1,045           1,196
                                             -------       ---------
                                             $12,411          $8,810
                                             =======       =========

   2.   Property, Fixtures and Equipment, Net

        Property, fixtures and equipment consisted of the following (in thousands):
                                           September 30,  December 31,
                                               1997            1996
                                           -------------  ------------
                                           (unaudited)
   Land..............................        $101,153      $ 85,255
   Buildings and building improvements        188,059       153,212
   Furniture and fixtures............          46,016        36,794
   Equipment.........................         109,403        92,800
   Leasehold improvements............          82,813        74,858
   Construction in progress..........          17,097        18,084
   Accumulated depreciation..........         (86,089)      (63,244)
                                             --------      --------
                                             $458,452      $397,759
                                             ========      ========
   3.   Other Assets

        Other assets consisted of the following (in thousands):

                                           September 30,  December 31,
                                               1997           1996
                                          -------------   ------------
                                           (unaudited)
   Preopening costs, net.............        $ 7,110        $ 8,818
   Intangible assets (including liquor
    licenses)........................          5,843          4,485
   Other assets......................          3,275          3,705
                                             -------       --------
                                             $16,228        $17,008
                                             =======       ========

                                   6 of 17
                           OUTBACK STEAKHOUSE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Long-term Debt

Long-term debt consisted of the following (in thousands):

                                            September 30,    December 31,
                                                 1997            1996
                                            -------------    ------------
                                             (unaudited)
Notes payable to bank collateralized by
  various items including property,
  fixtures and equipment, fixed
  and   variable interest rates
  ranging   from 9.325% to 10.4%
  at September 30, 1997......................    $ 1,181        $ 1,336
Notes payable to leasing companies, collater-
  alized by equipment, interest at rates
  ranging from 8% to 13.2%...................         15            127
Note payable to corporation, collaterized
  by real estate, interest at 9.0%...........        305            455
Other notes payable, unsecured, interest
  rates ranging from 5.35% to 7.99%..........        950          1,063
Revolving line of credit, (see below)........     84,744         45,320
                                                  ------        -------
                                                  87,195         48,301
Less current portion                                 600            706
                                                 -------        -------
Long-term debt                                   $86,595        $47,595
                                                 =======        =======
         The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate (LIBOR) (6.28% to 6.47% at September 30, 1997). At September 30, 1997 the unused portion of the revolving line of credit was $40,256,000. The line matures in August 2000.

         The Company has a $7,500,000 unsecured line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR.
Approximately $3,870,000 of the line of credit is committed for the issuance of letters of credit, $463,000 of which is to secure loans made by the bank to certain franchisees.

    The Company is the guarantor of an unsecured line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At September 30, 1997, the balance was approximately $1,170,000.

    See "Liquidity and Capital Resources" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 7 of 17
                          OUTBACK STEAKHOUSE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                         September 30,  December 31,
                                             1997           1996
                                         -------------  ------------
                                          (unaudited)
Accrued payroll...................        $  5,901         $ 4,624
Accrued advertising...............           6,385           2,876
Accrued rent......................             947           1,148
Accrued insurance.................           4,219           4,490
Accrued property taxes............           4,340           1,150
Other accrued expenses............           1,119           4,920
                                          --------         -------
                                          $ 22,911        $ 19,208
                                          ========        ========


6.   Treasury Stock

     During the second quarter of 1997, the Company repurchased 735,500 shares of Common Stock, $.01 par value, for an aggregate purchase price of $13,900,000. Repurchased shares are carried as treasury stock on the balance sheet and are recorded at cost.





















                                   8 of 17

                          OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
---------------------
     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:
                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                   ------------------   -----------------
                                     1997     1996       1997     1996
                                    -----     -----     -----     -----
REVENUES                            100.0%    100.0%    100.0%    100.0%
COSTS AND EXPENSES:
 Cost of revenues (1)                38.5      39.5      38.5      39.1
 Labor & other related (1)           24.0      23.1      23.8      22.9
 Other restaurant operating (1)      22.1      21.3      22.2      21.3
 General & administrative             3.6       3.4       3.7       3.2
 Loss (income) from operations of
   unconsolidated affiliates                    0.1       0.1
    Total costs and expenses         87.5      86.8      87.7      86.0
                                    -----     -----     -----     -----
INCOME FROM OPERATIONS               12.5      13.2      12.3      14.1
INTEREST EXPENSE, NET                (0.2)               (0.2)     (0.1)
                                    -----     -----     -----     -----
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                   12.3      13.2      12.2      14.0
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                            1.7       1.7       1.8       2.0
                                    -----     -----     -----     -----
INCOME BEFORE PROVISION FOR
  INCOME TAXES                       10.6      11.5      10.4      12.0
PROVISION FOR INCOME TAXES            3.6       4.0       3.7       4.3
                                    -----     -----     -----     -----
NET INCOME                            7.0%      7.5%      6.7%      7.7%
                                    =====     =====     =====     =====
System-wide sales (millions of dollars):
Outback Steakhouses
  Company owned restaurants        $261.2    $225.3  $  770.4    $659.7
  Franchised restaurants             51.8      32.3     142.3      87.0
                                    -----     -----     -----     -----
     Total                          313.0     257.6     912.7     746.7
Carrabba's Italian Grills           -----     -----     -----     -----
  Company owned restaurants          25.7       9.6      70.9      25.0
  Joint venture restaurants           6.2       5.2      18.2      15.6
                                    -----     -----     -----     -----
     Total                           31.9      14.8      89.1      40.6
                                    -----     -----     -----     -----
System-wide total                  $344.9    $272.4  $1,001.8    $787.3
                                   ======    ======  ========    ======
(1)  As a percentage of restaurant sales.
                                 9 of 17

Results of Operations (continued)
---------------------------------

                                                         September 30,
                                                          1997     1996
Number of restaurants (at end                            -----    -----
  of the period):
Outback Steakhouses
  Company owned restaurants                               357      306
  Domestic franchised restaurants                          64       47
  International franchised restaurants                     10
                                                          ---      ---
     Total                                                431      353
                                                          ---      ---

Carrabba's Italian Grills
   Company owned restaurants                               51       26
   Joint venture restaurants                               13       11
                                                          ---      ---
     Total                                                 64       37
                                                          ---      ---
System-wide total                                         495      390
                                                          ===      ===


































                                  10 of 17

Three months ended September 30, 1997 and 1996

          Revenues. Total revenues increased by 22.2% to $289,209,000 during the third quarter of 1997 as compared with $236,730,000 in the same period in 1996. The increase was attributable to the opening of new restaurants after September 30, 1996 and a 1.2% menu price increase in May 1997. The increase was partially offset by a 0.6% decrease in same-store sales which resulted from lower customer counts during the quarter.

          Costs and expenses. Costs of restaurant sales, consisting of food and beverage costs, decreased in the third quarter of 1997 to 38.5% of restaurant sales as compared with 39.5% in the same period in 1996. This decrease resulted from commodity cost decreases in dairy and produce products and price increases on certain Outback Steakhouse menu items.

          Labor and other related expenses increased as a percentage of restaurant sales by 0.9% to 24.0% in the third quarter of 1997 as compared with 23.1% in the same period in 1996. Of the increase, 0.4% was attributable to an increase in the proportion of Carrabba's in operation which have higher average labor costs than Outback Steakhouses. The remainder of the increase resulted from an overall increase in back of the house wage rates due to a competitive labor market, the increase in the minimum wage rate, and lower average unit volumes generated by Outback Steakhouses.

          Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.8% of restaurant sales to 22.1% in the third quarter of 1997, as compared with 21.3% in the same period in 1996. Of the increase, 0.9% was attributable to an increase in the proportion of Carrabba's in operation which have higher average operating expenses as a percentage of sales than Outback Steakhouses. This increase was partially offset by an 0.1% decrease in Outback Steakhouse's other restaurant operating expenses as a percentage of restaurant sales.


          General and administrative costs increased to 3.6% of revenues in the third quarter of 1997 compared with 3.4% in 1996. This increase resulted from an increase in salary expenses related to managers in training, and additional staffs employed to manage Carrabba's and Outback Steakhouse international franchise operations.

          Loss (income) from operations of unconsolidated affiliates represents the Company's portion of the loss or income from the Carrabba's Italian Grills operated by the Texas joint venture. Loss from the Texas joint venture was $118,000 during the third quarter of 1997 and $135,000 during the third quarter of 1996.


                                  11 of 17

          Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $4,825,000, to $36,176,000, in the third quarter of 1997 as compared with $31,351,000 in the same period in 1996.

          Interest expense, net. Net interest expense was $632,000 during the third quarter of 1997 as compared with net interest expense of $67,000 in the same period in 1996. Period to period changes in interest expense reflected changes in available cash and cash equivalents, fluctuations in interest rates on the Company's line of credit, and changes in borrowing needs as funds were expended to finance new restaurants.

          Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.7% during both of the quarters ended June 30, 1997 and 1996.

          Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 33.6% and 35.0% for the quarters ended September 30, 1997 and 1996, respectively.

          Net income and earnings per common share. Net income for the third quarter of 1997 was $20,316,000 as compared with net income of $17,712,000 in the same period in 1996, an increase of 14.7%. Earnings per share increased to $0.41 during the third quarter of 1997 as compared with earnings per share of $0.36 for the same period in 1996.

Nine months ended September 30, 1997 and 1996

          Revenues. Total revenues increased by 23.0% to $847,975,000 during the first nine months of 1997 as compared with $689,313,000 in the same period in 1996. The increase was attributable to the opening of new restaurants after September 30, 1996 and a 1.2% menu price increase in May of 1997. The increase was partially offset by a 1.3% decrease in same store sales which resulted from lower customer check averages and lower customer count during the third quarter of 1997. The Company has experienced lower customer check averages during the first six months of 1997 after adding lower priced selections to the Outback Steakhouse menu. Check averages increased during the third quarter after the Company raised prices on certain items.

          Costs and expenses. Cost of restaurant sales decreased by 0.6% to 38.5% in the first nine months of 1997 as compared with 39.1% in the same period in 1996. Of the decrease, 0.1% resulted from an increase in the proportion of Company owned Carrabba's in operation which have lower average food costs than Outback Steakhouses. The remainder of the decrease resulted from commodity cost decreases in shrimp, produce and dairy products.

                                  12 of 17

          Labor and other related expenses increased as a percentage of restaurant sales by 0.9% to 23.8% in the first nine months of 1997 as compared with 22.9% in the same period in 1996. Of the increase, 0.4% was attributable to an increase in the proportion of Carrabba's in operation which have higher average labor costs than Outback Steakhouses. The remainder of the increase resulted from an overall increase in back of the house wage rates due to a competitive labor market, the increase in the minimum wage rate, and lower average unit volumes generated by Outback Steakhouses.

         Other restaurant operating expenses increased by 0.9% of
restaurant sales to 22.2% in the first nine months of 1997 as compared with 21.3% in the same period in 1996. Of the increase, 0.7% was attributable to an increase in the proportion of Carrabba's in operation which have higher average operating expenses as a percentage of sales than Outback
Steakhouses.   The remainder of the increase resulted from an increase in advertising spending.

         General and administrative costs increased to 3.7% of revenues during the first nine months of 1997 as compared to 3.2% of revenues in the same period in 1996. This increase resulted from an increase in salary expenses related to managers in training, and additional staffs employed to manage Carrabba's and Outback Steakhouse international franchising operations.

         (Loss) income from operations of unconsolidated affiliates represents the Company's portion of the income from the Carrabba's Italian Grills operated by the Texas joint venture and Outback Steakhouses operated as development joint ventures. Loss from unconsolidated affiliates was $532,000 in the first nine months of 1997 as compared with income of $11,000 in the same period in 1996. This decrease was attributable to losses from Carrabba's Texas operations, and to fewer Outback Steakhouses operating as development joint ventures as a result of the restructuring of the Company's Nevada operations in April 1996.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $7,617,000, to $104,448,000 in the first nine months of 1997 as compared with $96,831,000 in the same period in 1996.

         Interest expense, net. Net interest expense was $1,513,000 during the first nine months of 1997 as compared with net interest expense of $592,000 in the same period in 1996. Period to period changes in interest expense reflected changes in available cash and cash equivalents, fluctuations in interest rates on the Company's line of credit, and changes in borrowing needs as funds were expended to finance new restaurants.

         Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.8% and 2.0% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in this ratio reflected the decrease in overall operating margins.

                                  13 of 17

         Provision for income taxes. The provision for income taxes for the nine months ended September 30, 1997 and 1996 reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 35.5% and 36.0% for the nine months ended September 30, 1997 and 1996, respectively.

         Net income and earnings per common share. Net income for the first nine months of 1997 was $56,779,000 as compared with net income of $52,805,000 in the same period in 1996, an increase of 7.5%. Earnings per share increased to $1.17 during the first nine months of 1997 as compared with earnings per share of $1.07 in the same period in 1996.








































                                  14 of 17
Liquidity and Capital Resources
-------------------------------
         The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                               Year Ended        Nine Months Ended
                                              ---------------------------
                               December 31,   September 30, September 30,
                                  1996            1997           1996
                               -----------    ------------  ------------
Net cash provided by
  operating activities          $ 122,799      $ 71,069       $ 72,572
Net cash used in investing
  activities                     (126,631)      (81,520)       (74,117)
Net cash (used in) provided
  by financing activities          (7,596)       12,924         (2,436)
                                 --------       -------       --------
Net (decrease) increase in
  cash and cash equivalents     $ (11,428)      $ 2,473       $ (3,981)
                                =========       =======       ========

    The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $130,987,000 for year ended December 31, 1996 and $83,538,000 and $77,020,000 during the first nine months of 1997 and 1996, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 1997 will be free-standing units.

    At September 30, 1997 the Company had two unsecured lines of credit totaling $132,500,000. Approximately $3,870,000 is committed for the issuance of letters of credit, some of which are to secure loans made by the bank to certain franchisees, and $84,744,000 has been drawn by the Company to finance capital expenditures. See Note 4 of Notes to Consolidated Financial Statements.

    The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

         (i) Ability to secure appropriate real estate sites at acceptable prices;
         (ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
         (iii)Impact of government moratoriums or approval processes which could result in significant delays;
         (iv) Ability to secure all necessary contractors and sub-contractors;
         (v)  Union activities such as picketing and hand
              billing which could delay construction;
         (vi) Weather and acts of God beyond the Company's
              control resulting in construction delays.

                                  15 of 17
                           OUTBACK STEAKHOUSE, INC.
                          PART II:  OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

                     27- Financial Data Schedules (for SEC use only)

      (b)  Reports on Form 8-K

                     There were no reports filed on Form 8-K during the quarter ended September 30, 1997.



















                                  16 of 17


                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                     OUTBACK STEAKHOUSE, INC.
                                     ------------------------
                                     (Registrant)



  Date:   November 13, 1997               By:/s/Robert S. Merritt
          -----------------                  -------------------
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