Form 10-K
period 1997-12-31
OUTBACK STEAKHOUSE INC
filed 1998-03-30
CIK 874691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: DECEMBER 31, 1997             Commission File Number: 0-19334
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

              550 NORTH REO STREET, SUITE 200, TAMPA, FLORIDA 33609
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         As of March 18, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,427,993,964.

         As of March 18, 1998, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 48,559,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Part II, hereof.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. ("the Proxy Statement") dated March 13, 1998 for the Annual Meeting of Shareholders to be held on April 15, 1998 are incorporated by reference in Parts I and III, hereof.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company was incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 the Company changed its name to Outback Steakhouse, Inc. ("Outback Florida"). Outback Steakhouse, Inc., a Delaware corporation ("Outback Delaware"), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with the Company's initial public offering, as a result of which Outback Delaware became a holding company for Outback Florida. Carrabba's Italian Grill, Inc. ("CIGI"), a Florida corporation, was formed in January 1995. Unless the context requires otherwise, references to the "Company" mean Outback Delaware, its wholly owned subsidiaries Outback Florida, CIGI and each of the limited partnerships and joint ventures controlled by the Company.

In April 1993, the Company purchased a 50% interest in the cash flows of two Carrabba's Italian Grill restaurants located in Houston, Texas (the "Original Restaurants"), and entered into a 50-50 joint venture with the founders of Carrabba's to develop additional Carrabba's Italian Grill restaurants ("Carrabba's"). In January 1995, the founders obtained sole ownership of the Original Restaurants ("Carrabba's"), and the Company obtained sole ownership of the Carrabba's concept and the four restaurants in Florida. The original 50-50 joint venture continues to develop restaurants in the State of Texas. The Company has sole ownership of restaurants outside of Texas, and continues to develop Carrabba's Italian Grills outside of Texas as Company owned restaurants, and will pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba's restaurants opened after 1994.

In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $26,001,000 which included approximately $23,113,000 for the write down of certain impaired assets and $2,888,000 related to restaurant closings, severance and other costs. The write down primarily related to Carrabba's restaurant properties, nine of which were closed during the fourth quarter of 1997. The charge is presented in the Company's Consolidated Statements of Income in the line item "Provision for impaired assets and restaurant closings."

CONCEPTS AND STRATEGIES


         As of December 31, 1997, the Company's restaurant system included 459 full-service restaurants operated under the name Outback Steakhouse, 72 of which were franchised to unaffiliated domestic franchisees and 14 of which were franchised to unaffiliated international franchisees. The system also included 60 full-service restaurants operated under the name Carrabba's Italian Grill, 49 of which were Company owned and eleven of which were operated as development joint ventures. The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, fish and pasta. Outback also offers specialty appetizers, including the signature "Bloomin' Onion," desserts and full liquor service. The majority of Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. The Company believes that it differentiates its Outback Steakhouse and Carrabba's restaurants by:

         - emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

         -        featuring generous portions at moderate prices;

         - attracting a diverse mix of customers through a casual dining atmosphere emphasizing highly attentive service;

         - hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase a 10% interest in the restaurants they manage; and

         - limiting service to dinner for the majority of its locations, (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

         Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 14% of Outback Steakhouses' revenues. The price range of appetizers is $1.99 to $6.99 and the price range of entrees is $8.79 to $21.99. The average check per person was $16.76 during 1997. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $16.99 to $23.99.

         Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

         Restaurant Management and Employees. The general manager of each Outback is provided the opportunity to purchase a 10% interest in the restaurant he or she manages for $25,000, and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.


CARRABBA'S ITALIAN GRILL:

         Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, wood-fired pizza and veal. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16.7% of Carrabba's revenues. The price range of appetizers is $2.29 to $8.99 and the price range of entrees is $6.99 to $15.99. The average check per person was $17.14 during 1997.

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

EXPANSION STRATEGY

         During the year ended December 31, 1997, 86 Outback Steakhouses and 21 Carrabba's Italian Grills were added to the Company's restaurant system. In the fourth quarter of 1997, the Company closed nine of its Carrabba's locations in markets that did not respond positively to increased advertising and other strategies implemented to stimulate sales. In 1998 and 1999, the Company expects to develop eight to ten Carrabba's restaurants, the majority of which will be Company owned, in existing markets where it has demonstrated success. The Company expects to open 80 to 95 Outback Steakhouse restaurants in 1998 and 1999 of which 50 to 55 are expected to be Company owned, 15 to 20 of which are expected to be operated by domestic franchisees, and 15 to 20 of which are expected to be operated by international franchisees. During 1998, the Company expects to develop new Outbacks in its existing markets and in select new domestic and international markets including locations in Hawaii, Cayman Islands, Bahamas, Argentina, Peru, Mexico, Dominican Republic, Philippines and Germany.


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

         The Company utilizes controlled partnerships, in which the Company owns 51% to 90%, for the development of restaurants in order to attract experienced restaurant operators and to provide them with the incentive to actively supervise the development and operation of several restaurants in a particular market.

         The Company also utilizes development joint ventures, in which the Company owns 50% and its joint venture partner owns 50%, for select Carrabba's Italian Grills located in Florida and Texas.

         Site Selection. The Company currently leases approximately 45% of its restaurant sites. In the future, the Company expects to construct a significant number of free standing restaurants on owned or leased sites. The Company's leased sites are generally located in strip shopping centers. The Company expects 80% to 90% of new restaurants to be free standing locations. The Company considers the location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, such as visibility, accessibility and traffic volume. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It takes approximately 90 to 180 days to complete construction and open a new restaurant.


    The Company designs the interior of its restaurants in-house and utilizes outside architects when necessary. A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and an island, full-service liquor bar. The dining area of a typical Outback consists of 35 to 38 tables and seats approximately 210 people. The bar area consists of six to nine tables and has seating capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

         A typical Carrabba's Italian Grill is approximately 6,200 square feet and features a dining room, pasta bar and an island, full service liquor bar. The dining area of a typical Carrabba's Italian Grill consists of 34 to 36 tables and seats approximately 160 people. The liquor bar area includes eight tables and seating capacity for approximately 52 people, and the pasta bar has seating capacity for approximately 12 people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

RESTAURANT LOCATIONS

         The following table sets forth the location of each existing Outback Steakhouse as of December 31, 1997:

                                            UNAFFILIATED              UNAFFILIATED
         COMPANY OWNED                   DOMESTIC FRANCHISED          INTERNATIONAL
          RESTAURANTS                        RESTAURANTS         FRANCHISED RESTAURANTS
         -------------                      -------------       ------------------------
Arizona (5)     Nebraska (3)                Alabama (9)         Alberta, Canada (1)
Arkansas (3)    Nevada (7)                  Alaska (1)          Aruba (1)
Colorado (11)   New Jersey (10)             California (30)     Cancun, Mexico (1)
Delaware (1)    New Mexico (2)              Connecticut(3)      Guam (1)
Florida (54)    New York (14)               Florida (1)         Hawaii (1)
Georgia (21)    North Carolina (19)         Idaho (1)           Ontario, Canada (4)
Illinois (14)   Ohio (21)                   Massachusetts (6)   Philipinnes (1)
Indiana (13)    Oklahoma (7)                Mississippi (5)     Puerto Rico (1)
Iowa (4)        Pennsylvania (10)           New Hampshire (1)   Rio de Janeiro, Brazil(1)
Kansas (4)      South Carolina (11)         Oregon (2)          Seoul, Korea (2)
Kentucky (7)    Tennessee(11)               Rhode Island (1)
Louisiana (11)  Texas (37)                  Tennessee (2)
Maryland (11)   Utah (3)                    Washington (10)
Michigan (16)   Virginia (23)
Minnesota (3)   West Virginia (6)
Missouri (9)    Wisconsin (2)

         The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 1997:


COMPANY OWNED                           DEVELOPMENT JOINT
 RESTAURANTS                           VENTURE RESTAURANTS
----------------                       -------------------
Arizona (2)                                  Florida (2)
Colorado (6)                                 Texas (9)
Georgia (5)
Florida (23)
Maryland (2)
New Jersey (3)
New Mexico (2)
North Carolina (4)
Pennsylvania (1)
Virginia (1)

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

         Purchasing. The Company's management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company and its franchisees purchase substantially all food and beverage products from authorized local or national suppliers and the Company will periodically make advance purchases of various inventory items to ensure adequate supply or obtain favorable pricing. The Company currently purchases substantially all of its beef from three suppliers. The Company believes that beef of comparable quality, as well as all other essential food and beverage products are available, or upon short notice can be made available from alternative qualified suppliers.

         Supervision and Training. The Company requires its area operating partners and restaurant general managers to have significant experience in the full-service restaurant industry. In addition, the Company has developed a comprehensive 12-week training course which all operating partners and general managers are required to complete. The program emphasizes the Company's operating strategy, procedures and standards. The Company's senior management meets quarterly with the Company's operating partners to discuss business-related issues and share ideas. In addition, members of senior management regularly visit the restaurants to ensure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

         The restaurant general manager and area operating partners, together with the Company's President, Regional Vice Presidents, Vice President of Training and Director of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee's performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and senior management.

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




GENERAL MANAGER PROGRAM

         The general manager of each Company owned restaurant is required, as a condition of employment, to sign a five-year employment agreement and is given the opportunity to purchase a 10% interest in the restaurant he or she is employed to manage. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest has been fixed at $25,000. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his 10% interest, and after the five-year term of employment, any sale or transfer of that interest is subject to certain rights of first refusal. In addition, each general manager is required to sell his 10% interest to his employer or its general partners upon termination of employment on terms set forth in his employment agreement. The Company intends to continue the general manager investment program.


OWNERSHIP STRUCTURES

         The Company's ownership interests in Outback Steakhouse restaurants and Carrabba's Italian Grills are divided into two basic categories: (i) Company owned restaurants which are owned directly by the Company, by limited partnerships or by controlled joint ventures, and (ii) development joint ventures. The results of operations of Company owned restaurants are included in the Company's Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.


UNAFFILIATED FRANCHISE PROGRAM

         At December 31, 1997, there were 72 domestic franchised Outback Steakhouses and 14 international franchised Outback Steakhouses. Each domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. Initial fees and royalties for international franchisees vary by market. There were no agreements to franchise Carrabba's Italian Grills at December 31, 1997.

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


EMPLOYEES

         The Company employs approximately 34,600 persons, 201 of whom are corporate personnel employed by Outback Steakhouse, Carrabba's, and Outback Steakhouses International franchising group. Approximately 1600 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the 201 corporate employees, 18 are in management and 182 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement.


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

         Approximately 14.2% of the Company's revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

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

ITEM 2. PROPERTIES

         Approximately 45% of the Company's restaurants are located in leased space. In the future, the Company intends to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs. See page 7 for listing of restaurant locations.

         The Company's executive offices are located in approximately 25,800 square feet of leased space in Tampa, Florida, under a lease expiring in 1999.



ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any litigation other than routine matters which are incidental to the Company's business.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted for vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

         Filed herewith as Exhibit 13.03 and incorporated herein by reference.


DIVIDEND POLICY:

         The Company has never paid a cash dividend on its Common Stock. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on Common Stock for the foreseeable future. As a condition of the Company's revolving line of credit, the Company is currently restricted from paying dividends, other than in the form of partnership distributions, without the consent of two-thirds of its lenders. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                 1997            1996           1995           1994           1993
                                              ----------       --------       --------       --------       --------
                                                                   (Dollar amounts in thousands,
                                                                       except per share data)
Statements of Income Data:
Revenues ...............................      $1,151,637       $937,400       $733,692       $516,926       $336,885
                                              ----------       --------       --------       --------       --------
Cost of revenues .......................         440,172        363,285        286,762        202,250        132,863
Labor and other related expenses .......         272,199        214,038        163,747        110,787         72,122
Restaurant operating expenses ..........         251,959        195,229        150,409        108,952         72,253
General & administrative expenses ......          43,763         33,829         26,175         18,996         13,328
Provision for impaired assets and
  restaurant closings (1) ..............          26,001
Loss (income) from operations of
  unconsolidated affiliates ............             467            102           (442)        (1,269)          (333)
                                              ----------       --------       --------       --------       --------
Total costs and expenses ...............       1,034,561        806,483        626,651        439,716        290,233
                                              ----------       --------       --------       --------       --------
Income from operations .................         117,076        130,917        107,041         77,210         46,652
Interest income (expense), net .........          (2,489)        (1,096)        (1,375)          (302)         1,077
                                              ----------       --------       --------       --------       --------
Income before elimination of
  minority partners' interest
  and income taxes .....................         114,587        129,821        105,666         76,908         47,729
Elimination of minority
  partners' interest ...................          19,411         17,925         15,181         11,930          7,526
                                              ----------       --------       --------       --------       --------
Income before income taxes .............          95,176        111,896         90,485         64,978         40,203
Provision for income taxes .............          33,724         40,283         29,167         21,602         13,922
                                              ----------       --------       --------       --------       --------
Net income .............................      $   61,452       $ 71,613       $ 61,318       $ 43,376       $ 26,281
                                              ==========       ========       ========       ========       ========
Basic earnings per common share ........      $     1.28       $   1.50       $   1.30       $   0.94       $   0.57
                                              ==========       ========       ========       ========       ========
Diluted earnings per common share ......      $     1.27       $   1.45       $   1.25       $   0.91       $   0.56
                                              ==========       ========       ========       ========       ========
Pro forma net income (2) ...............                                      $ 57,911       $ 41,196       $ 24,926
                                                                              ========       ========       ========
Pro forma basic earnings per common
  share (2) ............................                                      $   1.23       $   0.89       $   0.54
                                                                              ========       ========       ========
Pro forma diluted earnings per
  common share (2) .....................                                      $   1.19       $   0.86       $   0.53
                                                                              ========       ========       ========
Basic weighted average number of
  common shares outstanding ............          47,834         47,813         47,012         46,355         46,009
Diluted weighted average number of
 common shares outstanding .............          48,505         49,289         48,877         47,674         46,957
Balance Sheet Data:
Working capital (deficiency) ...........      $     (539)      $(31,745)      $(10,883)      $ 19,273       $ 18,947
Total assets ...........................         592,780        469,843        372,271        259,118        174,794
Long-term debt .........................          68,276         47,595         37,905         20,699         11,718
Interest of minority partners in
  consolidated partnerships ............           4,497          1,569          2,698          2,477          1,576
Stockholders' equity ...................         434,717        342,439        266,764        186,697        135,059

(1) Amount includes approximately $23,113,000 for the write down of certain impaired assets and $2,888,000 related to restaurant closings, severance and other costs. The write down primarily related to Carrabba's restaurant properties, nine of which were closed in the fourth quarter of 1997.

(2) In 1995 and 1996, the Company issued shares of its Common Stock to five of its franchisees in exchange for all of their outstanding interests in Outback Steakhouses located in Oklahoma, Nebraska, Arkansas, Kansas, Ohio, Kentucky, Virginia, Illinois, Missouri and Tennessee. Pro forma amounts include an adjustment to increase the provision for income taxes to reflect the anticipated tax as if the merging Companies had not elected to be taxed under Subchapter S of the Internal Revenue Code. See Notes 11 and 12 of Notes to Consolidated Financial Statements of the Company's 1997 annual report to shareholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's executive officers and directors is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" and "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 13, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Company's Definitive Proxy Statement dated March 13, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 13, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement dated March 13, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)(1)   LISTING OF FINANCIAL STATEMENTS
         The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

         Consolidated Balance Sheets -
         December 31, 1997 and 1996

         Consolidated Statements of Income -
         Years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows Years ended December 31, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements


(b)      REPORTS ON FORM 8-K
         The Company filed a report on Form 8-K with the Securities and Exchange Commission dated November 17, 1997.


(c)      FINANCIAL STATEMENT SCHEDULES
         None.

(d) EXHIBITS
         The exhibits in response to this portion of Item 14 are listed below.


Number                           Description
------                           -----------
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

4.02     Agreement and Plan of Reorganization dated December 18, 1991 among
         Outback Delaware, Outback Florida, American Restaurants of South
         Florida, Inc. ("ARSF") and the stockholders of ARSF (included as an exhibit to Registrant's Registration Statement on Form S-1, No.33-
         44452, and incorporated herein by reference)

4.03     Agreement and Plan of Reorganization dated July 1, 1992 among Outback
         Delaware, Outback Florida, Stone Danker, Inc. ("SDI") and the stockholders of SDI (included as an exhibit to Registrant's
         Registration Statement on Form S-1, No. 33-49586 and incorporated herein by reference)

4.04     Agreement and Plan of Reorganization dated March 1, 1993 among Outback
         Delaware, Outback Florida, Florida Summit Corporation ("Summit") and the stockholders of Summit (included as an exhibit to Registrant's
         Annual Report on Form 10-K for the year ended December 31,1992 and incorporated herein by reference)

4.05     Agreement and Plan of Reorganization dated March 1, 1993 among Outback
         Delaware, Outback Florida, Grantham Group, Inc. (Grantham Group") and the stockholders of Grantham Group (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December
         31,1992 and incorporated herein by reference)

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

4.18     Agreement and Plan of Reorganization dated February 2, 1996 among
         Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Robert
         Frey, Ronald Sock, David Ferry, Joseph Sumislawski, FMI Restaurants,
         Inc., Fore Management West End, Inc., Fore Management, Inc. and Fore
         Management Leasing , L.P. (included as an exhibit to Registrant's
         Report on Form 8-K/A dated December 31, 1995 and incorporated herein by reference)

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

4.21     Agreement and Plan of Reorganization among Outback Steakhouse, Inc.,
         Outback Steakhouse of Florida, Inc. and Wibel& Associates (included as
         Exhibit 2.1 to Registration Statement on Form S-3, No.333-38985, and incorporated herein by reference)

4.22     Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Novello and Associates, Inc.
         (filed herewith)

4.23     Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Songlines, Inc. (filed herewith)

4.24     Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Stone, Inc. (filed herewith)

4.25     Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Hood & Associates, Inc. and
         Dennis L. Hood (filed herewith)

4.26     Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Aaron Restaurant Group, Ltd.
         (filed herewith)

10.01 Lease for the Company's executive offices (included as and exhibit to Registrant's Registration Statement on Form S-1, No. 33-44452, and incorporated herein by reference)

10.02    Service and Non-Competition Agreement dated January 2, 1990, between
         Outback Florida and Chris T. Sullivan (included as and exhibit to
         Registrant's Registration Statement on Form S-1, No. 33- 40255, and incorporated herein by reference)

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

10.18 Amended and Restated Revolving Promissory Noted dated August 14, 1995 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10- K for the year ended December 31, 1995 and incorporated herein by reference)

10.19    Second Amendment to Loan Agreement dated May 30, 1996 between Outback
         Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
         1996 and incorporated herein by reference)

10.20 Amended and Restated Revolving Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.21    First Amendment to Second Amended and Restated Loan Agreement dated May
         30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa
         (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.22 Amended and Restated Commercial Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.23    Credit Agreement dated as of August 22, 1997 among Outback Steakhouse,
         Inc., as Borrower, Outback Steakhouse of Florida, Inc., and Carrabba's
         Italian Grill, Inc., as Guarantors, The Lenders Identified Herein, as
         Lenders and Barnett Bank, N.A., as Agent (filed herewith)

13.01    Management's Discussion and Analysis (filed herewith)

13.02    Independent Auditors' Report and Consolidated Financial Statements
         (filed herewith)

13.03    Market for the Registrant's Common Stock and Related Stock Matters
         (filed herewith)

21.01    List of Subsidiaries (filed herewith)

23.01    Independent Auditors' Consent (filed herewith)

27.01    Financial Data Schedule (filed herewith)(for SEC use only)

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


/s/  Chris T. Sullivan                          Chairman, Chief Executive                 March 27, 1998
-----------------------------------               Officer and Director
Chris T. Sullivan                                 (Principal Executive
                                                  Officer)

/s/  Robert S. Merritt                          Senior Vice President,                    March 27, 1998
-----------------------------------               Chief Financial Officer,
Robert S. Merritt                                 Treasurer and Director
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)

/s/  Robert D. Basham                           President, Chief Operating                March 27, 1998
-----------------------------------               Officer and Director
Robert D. Basham


                                                Senior Vice President and                 March   , 1998
-----------------------------------               Director
J. Timothy Gannon

                                                Director                                  March   , 1998
-----------------------------------
John A. Brabson, Jr.

/s/  Charles H. Bridges                         Director                                  March 27, 1998
-----------------------------------
Charles H. Bridges

                                                Director                                  March   , 1998
-----------------------------------
W.R. Carey, Jr.


/s/  Edward L. Flom                             Director                                  March 27, 1998
-----------------------------------
Edward L. Flom


/s/  Debbi Fields Rose                          Director                                  March 27, 1998
-----------------------------------
Debbi Fields Rose


/s/  Nancy Schneid                              Director                                  March 27, 1998
-----------------------------------
Nancy Schneid


/s/  Lee Roy Selmon                             Director                                  March 27, 1998
-----------------------------------
Lee Roy Selmon


/s/  Toby S. Wilt                               Director                                  March 27, 1998
-----------------------------------
Toby S. Wilt
