Form 10-Q
period 1998-03-31
OUTBACK STEAKHOUSE INC
filed 1998-05-15
CIK 874691

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.

                                    20549

                                  FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended:                      Commission File Number:

     March 31, 1998                                     0-19334
     --------------                                     -------

                              OUTBACK STEAKHOUSE, INC.
                ---------------------------------------------
           (Exact name of registrant as specified in its charter)


                DELAWARE                             59-3061413
     -------------------------------   -----------------------------------
     (State or other jurisdiction of   (IRS Employer Identification Number)
     incorporation or organization)


                         550 North Reo Street, Suite 200
                                Tampa, FL  33609
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 1998, there were 48,997,992 shares of Common Stock, $.01 par value outstanding.

PART I:  FINANCIAL INFORMATION

                        OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED BALANCE SHEETS
                      (in thousands, unaudited)
                                             March 31,     December 31,
                                   ASSETS       1998            1997
CURRENT ASSETS                               ---------     -----------
  Cash and cash equivalents..............    $ 36,036        $ 39,817
  Inventories............................      20,189          20,196
  Assets held for disposal...............       4,681           4,681
  Other current assets...................      15,431          15,557
                                             --------        --------
     Total current assets................      76,337          80,251
PROPERTY, FIXTURES AND EQUIPMENT, NET....     469,737         459,069
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES,.NET........       7,399           7,685
DEFERRED INCOME TAXES....................       7,893           8,143
OTHER ASSETS.............................      37,499          37,632
                                             --------        --------
                                             $598,865        $592,780
                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.......................   $ 21,548        $ 23,726
   Sales taxes payable....................      7,539           7,252
   Accrued expenses.......................     32,196          24,011
   Unearned revenue.......................      8,565          25,086
   Income taxes payable...................     10,715
   Current portion of long-term debt......        638             715
                                             --------        --------
      Total current liabilities...........     81,201          80,790
LONG-TERM DEBT............................     43,783          68,276
OTHER LONG-TERM LIABILITIES                     4,500           4,500
                                             --------        --------
      Total liabilities...................    129,484         153,566
INTEREST OF MINORITY PARTNERS IN             --------        --------
    CONSOLIDATED PARTNERSHIPS.............      5,404           4,497
                                             --------        --------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 200,000 and
    100,000 shares authorized; 49,544 and 49,250
    shares issued; and 48,808 and 48,514 out-
    standing as of March 31, 1998 and December
    31, 1997, respectively................        495             492
   Additional paid-in capital.............    163,654         156,655
   Retained earnings......................    313,728         291,470
                                             --------        --------
                                              477,877         448,617
   Less treasury stock, 736 shares at March
    31, 1998 and December 31, 1997, at cost   (13,900)        (13,900)
                                             --------        --------
     Total stockholders' equity...........    463,977         434,717
                                             --------        --------
                                             $598,865        $592,780
                                             ========        ========

           See notes to unaudited consolidated financial statements.

                      OUTBACK STEAKHOUSE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except per share data, unaudited)

                                         Three Months Ended
                                             March 31,
                                       ----------------------
                                       1998              1997
                                    --------           --------
REVENUES..........................  $324,004           $271,037
COSTS AND EXPENSES:                 --------           --------
 Cost of revenues.................   125,183            103,820
 Labor and other related..........    75,105             64,274
 Other restaurant operating.......    70,071             60,058
 General & administrative.........    12,641             10,292
 (Income) loss from operations of
  unconsolidated affiliates.......      (112)               205
                                    --------           --------
                                     282,888            238,649
                                    --------           --------
INCOME FROM OPERATIONS                41,116             32,388
INTEREST EXPENSE..................      (706)              (437)
INCOME BEFORE ELIMINATION OF MINORITY ------           --------
 PARTNERS'INTEREST AND INCOME TAXES   40,410             31,951
ELIMINATION OF MINORITY
 PARTNERS'INTEREST................     5,741              4,882
INCOME BEFORE PROVISION             --------           --------
 FOR INCOME TAXES.................    34,669             27,069
PROVISION FOR INCOME TAXES .......    12,411              9,880
                                    --------           --------
NET INCOME .......................  $ 22,258           $ 17,189
                                    ========           ========
BASIC EARNINGS PER COMMON SHARE...  $   0.46           $   0.36
                                    ========           ========
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING........    48,649             48,022
                                    ========           ========
DILUTED EARNINGS PER COMMON SHARE.  $   0.45           $   0.35
                                    ========           ========
DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING........    49,869             48,708
                                    ========           ========
       See notes to unaudited consolidated financial statements.

                        OUTBACK STEAKHOUSE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)
                                                 Three Months Ended
                                                      March 31,
                                                 1998          1997
Cash flows from operating activities:         ----------   --------
Net income..................................  $ 22,258     $ 17,189
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation..............................     9,165        7,598
  Amortization..............................     2,722        3,696
  Minority partners' interest in
   consolidated partnerships' income........     5,741        4,882
  (Income) loss from unconsolidated affiliates..  (112)         205
 Change in assets and liabilities:
  Decrease (increase) in inventories........         7       (1,894)
  Decrease (increase) in other current assets    2,848       (3,478)
  Decrease in deferred income tax asset.....       250
  Increase in other assets..................    (3,927)      (4,237)
  Increase (decrease) in accounts payable,
   sales taxes payable, and accrued expenses     6,294       (5,095)
  Increase in income taxes payable..........    12,161        7,259
  Decrease in unearned revenue..............   (16,521)      (9,702)
  Increase in other long-term liabilities...                  2,000
  Increase in deferred income tax liability                     459
                                               -------      -------
  Net cash provided by operating activities.    40,886       18,882
Cash flows used in investing activities:       -------      -------
 Capital expenditures.......................   (19,833)     (24,947)
 Payments from unconsolidated affiliates....       928        2,025
 Distributions to unconsolidated affiliates.      (198)         (71)
 Investments in and advances to
  unconsolidated affiliates.................      (332)        (678)
                                               -------      -------
 Net cash used in investing activities......   (19,435)     (23,671)
                                               -------      -------
Cash flows provided by (used in) financing activities:
 Adjustments from stock transactions........     5,556        1,002
 Proceeds from issuance of long-term debt...                  4,798
  Proceeds from minority partners'
  contributions.............................       150          400
 Distributions to minority partners
  and shareholders..........................    (6,368)      (5,168)
 Repayments of long-term debt...............   (24,570)        (248)
  Net cash provided by (used in) financing     -------      -------
  activities................................   (25,232)         784
                                               -------      -------
 Net decrease in cash and cash equivalents..    (3,781)      (4,005)
Cash and cash equivalents at beginning
  of period.................................    39,817       15,661
                                               -------      -------
 Cash and cash equivalents at end of period.  $ 36,036     $ 11,656
                                              ========     ========
          See notes to unaudited consolidated financial statements.

                      OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 -------------------
                                                 1998           1997
                                                 --------  ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest..................  $    902      $   605
    Cash paid for income taxes..............     1,787          938



        See notes to unaudited consolidated financial statements.

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

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     It is suggested that these Financial Statements be read in conjunction with the Financial Statements and financial notes thereto included in the Company's 1997 Annual Report.

2. Other Current Assets

    Other current assets consisted of the following (in thousands):

                                          March 31,     December 31,
                                            1998            1997
                                         -----------    -----------
Deposits (including income tax deposits) $  3,314       $  2,251
Accounts receivable................         4,512          6,466
Prepaid expenses...................         6,417          6,034
Other current assets...............         1,188            806
                                         --------       --------
                                         $ 15,431       $ 15,557
                                         ========       ========

3. Property, Fixtures and Equipment

     Property, fixtures and equipment consisted of the following (in thousands):

                                          March 31,     December 31,
                                             1998         1997
                                         ------------   -----------
Land..............................       $101,458       $ 99,774
Buildings & building improvements.        200,774        193,667
Furniture & fixtures..............         51,120         49,484
Equipment.........................        114,432        112,537
Leasehold improvements............         89,274         87,624
Construction in progress..........         14,629          8,768
Accumulated depreciation..........       (101,950)       (92,785)
                                         --------       --------
                                         $469,737       $459,069
                                         ========       ========
4. Other Assets

     Other assets consisted of the following (in thousands):

                                            March 31,   December 31,
                                             1998           1997
                                           -----------  -----------
Preopening costs, net.............       $  5,117       $  6,640
Intangible assets, net(including liquor
   licenses)......................         28,070         27,307
Other assets......................          4,312          3,685
                                         --------        -------
                                         $ 37,499       $ 37,632
                                         ========       ========

5. Long-term Debt

  Long-term debt consisted of the following (in thousands):

                                             March 31,    December 31,
                                              1998           1997
                                             ----------   ------------
  Notes payable to banks, collateralized
    by various items including stock,
    investment securities, property fixtures
    and equipment, interest at rates ranging
    from 8.825% to 9.9% at March 31, 1998... $ 1,066         $ 1,127
  Note payable to corporation, collateralized
    by real estate, interest at 9.0%. .......    318             344
  Other notes payable, unsecured, interest
    rates ranging from 5.36% to 7.99%. ......  1,235           1,160
  Revolving line of credit interest ranging
    from 6.31% to 6.59% at March 31, 1998
    (see below)........................ ..... 41,802          66,360
                                              ------          ------
                                              44,421          68,991
  Less current portion                           638             715
                                              ------          ------
  Long-term debt                             $43,783         $68,276
                                             =======         =======

        The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30, 60, 90 or 120 day London Interbank Offered Rate ("LIBOR") (5.69% to 5.75% at March 31, 1998). At March 31, 1998 the unused portion of the revolving line of credit was $83,198,000. The line matures in June 1999.

        The Company has a $7,500,000 unsecured line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR.
 Approximately $4,552,000 of the line of credit is committed for the issuance of letters of credit, at March 31, 1998, $695,000 of which is to secure loans made by the bank to certain franchisees.

       The Company is the guarantor on an unsecured line of credit which permits borrowing of up to $25,000,000, maturing in March 2002, for one of its franchisees. At March 31, 1998 the balance on the line of credit was $5,870,000.

  6.      Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                           March 31,    December 31,
                                            1998            1997
                                          ---------     -----------
Accrued payroll...................        $ 8,145          $ 4,907
Accrued advertising...............         11,633            5,527
Accrued rent......................            999            1,403
Accrued insurance.................          4,554            4,985
Accrued ESOP contribution.........            502              174
Accrued property taxes............          3,788            3,921
Other accrued expenses............          2,575            3,094
                                          -------          -------
                                          $32,196          $24,011
                                          =======          =======

                        OUTBACK STEAKHOUSE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues or restaurant sales as indicated, and (ii) selected operating data:
                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                 1998       1997
                                                -------   --------
REVENUES................................        100.0%     100.0%
COSTS AND EXPENSES:
 Cost of sales (1)......................         39.0       38.6
 Labor and other related (1)............         23.4       23.9
 Other restaurant operating (1) ........         21.8       22.3
 General & administrative...............          3.9        3.8
(Income)Loss from operations of
  unconsolidated affiliates.............                     0.1
     Total costs and expenses...........         87.3       88.1
                                                 ----       ----
INCOME FROM OPERATIONS..................         12.7       12.0
INTEREST EXPENSE........................         (0.2)      (0.2)
INCOME BEFORE ELIMINATION OF                     ----       ----
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......................         12.5       11.8
ELIMINATION OF MINORITY PARTNERS'
  INTEREST..............................          1.8        1.8
                                                 ----       ----
INCOME BEFORE PROVISION FOR INCOME TAXES         10.7       10.0
PROVISION FOR INCOME TAXES..............          3.8        3.7
                                                 ----       ----
NET INCOME..............................          6.9%       6.3%
                                                 ====       ====
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned ........................       $  291     $  248
  Domestic franchised...................           57         41
  International franchised..............           11          1
                                                  ---       ----
    Total...............................          359        290
                                                  ---       ----
Carrabba's Italian Grills
  Company owned ........................           30         21
  Joint venture ........................            7          6
                                                  ---        ---
    Total...............................           37         27
                                                  ---        ---
System-wide total.......................       $  396      $ 317
                                               ======      =====
(1) As a percentage of restaurant sales.

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                         1998         1997
                                                        --------   -------
Number of restaurants (at end
  of the period):
Outback Steakhouse
  Company owned ............................            378         327
  Domestic franchised.......................             75          56
  International franchised..................             17           3
                                                        ---         ---
    Total...................................            470         386
                                                        ===         ===

Carrabba's Italian Grills
  Company owned ............................             49          43
  Joint venture ............................             12          13
                                                        ---         ---
    Total...................................             61          56
                                                        ---         ---
System-wide total...........................            531         442
                                                        ===         ===

Three months ended March 31, 1998 and 1997

          Revenues. Total revenues increased by 19.5% to $324,004,000 during the first quarter of 1998 as compared with $271,037,000 in the same period in 1997. The increase was attributable to the opening of new restaurants after March 31, 1997, menu price increases in May and September 1997 totaling 2.1%, and per store revenue increases during the quarter of 3.9% and 12.5% at Outback Steakhouse and Carrabba's Italian Grills, respectively.

          Costs and expenses. Cost of restaurant sales, consisting of food and beverage costs, increased in the first quarter of 1998, to 39.0% of restaurant sales as compared with 38.6% in the same period in 1997. The increase was attributable to commodity cost increases in produce, shrimp, and dairy products, partially offset by a slight decrease in meat costs and higher menu prices.

          Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses decreased in the first quarter of 1998 to 23.4% of restaurant sales, as compared with 23.9% in the same period in 1997. The decrease resulted from higher per store revenues at Outback Steakhouse and Carrabba's Italian Grills during the quarter, partially offset by higher hourly wage rates resulting from an increase in the Federal minimum wage and a competitive labor market.

          Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. As a percentage of restaurants sales, these costs decreased to 21.8% in the first quarter of 1998 as compared to 22.3% in the same quarter of 1997. The decrease resulted from higher per store revenues at Outback Steakhouse and Carrabba's Italian Grills during the quarter. The decrease was partially offset by higher advertising spending in the first quarter of 1998.

          General and administrative costs increased by $2,349,000 to $12,641,000 in the first quarter of 1998 as compared with $10,292,000 in the same period in 1997. This increase resulted from an additional staffs employed to manage Outback Steakhouse international franchising operations and Carrabba's Italian Grills, and an increase in overall administrative costs associated with operating additional Outback Steakhouses.

          (Income)Loss from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Carrabba's Italian Grills operated as development joint ventures. Income from development joint ventures was $112,000 in the first quarter of 1998 as compared with a loss of $205,000 in the same period in 1997. This increase was attributable to an increase in per store revenues and improved operating margins.

          Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $8,728,000 to $41,116,000, in the first quarter of 1998 as compared with $32,388,000 in the same period in 1997.

          Interest expense, net. Net interest expense was $706,000 during the first quarter of 1998 as compared with $437,000 in the same period in 1997. The period to period change in interest expense resulted from changes in borrowing needs as funds were expended to finance the construction of new restaurants. Since fewer new restaurants were built, less interest was capitalized during the quarter.

          Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.8% in both the first quarters of 1998 and 1997.

          Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.8% and 36.5% during the first quarters of 1998 and 1997, respectively.

          Net income and earnings per share. Net income for the first quarter of 1998 was $22,258,000 as compared with net income of $17,189,000 in the same period in 1997. Diluted earnings per share increased to $0.45 during the first quarter of 1998 as compared with diluted earnings per share of $0.35 for the same period in 1997. Basic earnings per share increased to $0.46 during the first quarter of 1998 as compared with basic earnings per share of $0.36 for the same period in 1997.

Liquidity and Capital Resources

          The following table presents a summary of the Company's cash flows and capital expenditures for the periods indicated.


                               Year Ended         Three Months Ended
                              December 31,              March 31,
                                  1997            1998          1997
Net cash provided by          -----------       -----------  ---------
  operating activities          $123,624          $40,886      $18,882
 Net cash used in investing
  Activities                    (111,546)         (19,435)     (23,671)
Net cash (used in) provided
  by financing activities         12,078          (25,232)         784
Net increase(decrease) in cash  --------         ---------    --------
  and cash equivalents          $ 24,156         $( 3,781)    $( 4,005)
                                ========         =========    ========

     The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $115,213,000 for the year ended December 31, 1997 and $19,833,000 and $24,947,000 during the first quarters of 1998 and 1997, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 1998 will be free-standing units.

     At March 31, 1998, the Company had two unsecured lines of credit totaling $132,500,000. Approximately $4,552,000 is committed for the issuance of letters of credit, some of which are to secure loans made by the bank to certain franchisees, and $41,802,000 has been drawn by the Company to finance capital expenditures. The Company expects that its capital requirements through the end of 1998 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

     The Company is the guarantor of an unsecured line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At March 31, 1998, the borrowings totaled approximately $5,870,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

Recently Issued Financial Accounting Standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statements. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends). This Statement is effective for Financial Statement periods beginning after December 15, 1997. As of March 31, 1998, there are no items requiring separate disclosure in accordance with this statement.

          In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. This Statement is effective for Financial Statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented.
This Statement need not be applied to interim periods in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in Financial Statements for interim periods in the second year of application.

          In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The SOP 98-5 requires such costs to be expensed as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for fiscal years beginning after December 15, 1998.

Forward Looking Statements

          The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

       (i) Ability to secure appropriate real estate sites at acceptable prices;
      (ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
     (iii) Impact of government moratoriums or approval processes which could result in significant delays;
      (iv) Ability to secure all necessary contractors and sub-contractors;
       (v) Union activities such as picketing and hand billing which could delay construction; and
      (vi) Weather and acts of God beyond the Company's control resulting in construction delays.

                     OUTBACK STEAKHOUSE, INC.

PART II:  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

                27a - Financial Data Schedules (for SEC use only)
                27b - Financial Data Schedules (for SEC use only)

    (b)   Reports on Form 8-K


               There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                             OUTBACK STEAKHOUSE, INC.



 Date:     May 14, 1998                 By:  /s/ Robert S. Merritt
                                             Robert S. Merritt
                                             Senior Vice President,
                                             Finance (Principal Financial
                                             and Accounting Officer)