Form 10-Q
period 1998-06-30
OUTBACK STEAKHOUSE INC
filed 1998-08-14
CIK 874691

                    SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.

                                   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                      Commission File Number:

June 30, 1998                                0-19334
-------------------                     ------------------------


                          OUTBACK STEAKHOUSE, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           DELAWARE                             59-3061413
-------------------------------    ----------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)


                    550 North Reo Street, Suite 200
                         Tampa, FL  33609
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 1998, there were 49,155,774 shares of Common Stock, $.01 par value outstanding.


                                      1 of 19




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



































                                      2 of 19
                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                               June 30,     December 31,
                                                1998           1997
                                             -----------    ------------
                                 ASSETS      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents..............     $ 32,240        $ 39,817
  Inventories............................       18,074          20,196
  Assets held for disposal...............        4,661           4,681
  Other current assets...................       14,587          15,557
                                              --------        --------
       Total current assets..............       69,562          80,251
PROPERTY, FIXTURES AND EQUIPMENT, NET....      479,532         459,069
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............        6,400           7,685
DEFERRED INCOME TAXES....................       10,215           8,143
OTHER ASSETS.............................       34,396          37,632
                                              --------        --------
                                              $600,105        $592,780
                                              ========        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................     $ 23,359        $ 23,726
  Sales taxes payable....................        7,645           7,252
  Accrued expenses.......................       30,657          24,011
  Unearned revenue.......................        6,048          25,086
  Income taxes payable...................        1,072
  Current portion of long-term debt......          768             715
                                              --------        --------
       Total current liabilities.........       69,549          80,790
LONG-TERM DEBT...........................       28,958          68,276
OTHER LONG TERM LIABILITIES..............        4,500           4,500
                                              --------        --------
    Total liabilities....................      103,007         153,566
                                              --------        --------
INTEREST OF MINORITY PARTNERS IN
  CONSOLIDATED PARTNERSHIPS..............        5,144           4,497
                                              --------        --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
    shares authorized, 49,826 and 49,250
    shares issued; and 49,090 and 48,514
    outstanding as of June 30, 1998 and
    December 31,1997, respectively                 498             492
  Additional paid-in capital.............      171,852         156,655
  Retained earnings......................      333,504         291,470
                                              --------        --------
                                               505,854         448,617
  Less treasury stock, 736 shares, at cost     (13,900)        (13,900)
                                              --------        --------
    Total stockholders' equity...........      491,954         434,717
                                              --------        --------
                                              $600,105        $592,780
                                              ========        ========

              See notes to unaudited consolidated financial statements.
                                      3 of 19
                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                            Three Months Ended        Six Months Ended
                                June 30,                  June 30,
                            1998        1997           1998       1997
                           --------    --------      --------    --------
REVENUES
Restaurant sales........   $339,165    $285,539      $660,285    $554,363
Other revenues..........      3,114       2,190         5,998       4,403
                           --------    --------      --------    --------
TOTAL REVENUES..........    342,279     287,729       666,283     558,766
                           --------    --------      --------    --------
COSTS AND EXPENSES
  Cost of sales.........    131,969     109,731       257,152     213,551
  Labor & other
   related..............     79,226      67,288       154,331     131,562
  Other restaurant
   operating............     72,863      63,663       142,934     123,721
  General & administrative   13,645      10,954        26,286      21,246
  (Income) loss from
   operations of uncon-
   solidated affiliates.       (181)        209          (293)        414
                           --------    --------      --------    --------
                            297,522     251,845       580,410     490,494
                           --------    --------      --------    --------

INCOME FROM OPERATIONS..     44,757      35,884        85,873      68,272

INTEREST EXPENSE........       (218)       (444)         (924)       (881)
                           --------    --------      --------    --------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     44,539      35,440        84,949      67,391
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      6,133       5,087        11,874       9,969
                           --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......     38,406      30,353        73,075      57,422
PROVISION FOR INCOME
  TAXES.................     13,749      11,079        26,161      20,959
                           --------    --------      --------    --------
INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE       24,657      19,274        46,914      36,463

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE
  (NET OF TAXES)                                        4,880
                           --------    --------      --------    --------
NET INCOME..............   $ 24,657    $ 19,274      $ 42,034    $ 36,463
                           ========    ========      ========    ========


See notes to unaudited consolidated financial statements.
                                      4 of 19
                        OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF INCOME (continued)
              (in thousands except per share data, unaudited)

                            Three Months Ended        Six Months Ended
                                June 30,                  June 30,
                            1998        1997           1998       1997
                           --------    --------      --------    --------
BASIC EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.50    $   0.41      $   0.96    $   0.76
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                 0.10
                           --------    --------      --------    --------
Net income..............   $   0.50    $   0.41      $   0.86    $   0.76
                           ========    ========      ========    ========
BASIC WEIGHTED SHARES
  OUTSTANDING...........     49,025      47,410        48,838      47,715
                           ========    ========      ========    ========
DILUTED EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.49    $   0.40       $  0.94    $   0.76
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                 0.10
                           --------    --------      --------    --------
Net income..............   $   0.49    $   0.40      $   0.84    $   0.76
                           ========    ========      ========    ========
DILUTED WEIGHTED SHARES
  OUTSTANDING...........     50,423      47,976        50,147      48,240
                           ========    ========      ========    ========



See notes to unaudited consolidated financial statements.















                                      5 of 19
                    OUTBACK STEAKHOUSE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, unaudited)  Six Months Ended June 30,
                                                   1998         1997
Cash flows from operating activities:            --------     --------
Net income..................................     $ 42,034     $ 36,463
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        18,540       14,820
 Amortization..............................           798        7,358
 Cumulative effect of accounting change....         4,880
 Minority partners' interest in
  consolidated partnerships' income........        11,874        9,969
 (Income) loss from unconsolidated affiliates        (293)         414
 Change in assets and liabilities:
  Decrease (increase) in inventories........        2,120         (660)
  Decrease (increase) in other current assets         970         (831)
  (Increase) decrease in deferred income taxes     (2,072)         179
  Decrease (increase) in other assets.......          566       (5,424)
  Increase (decrease) in accounts payable,
   sales taxes payable, and accrued expenses        6,672       (7,434)
  Increase in income taxes payable..........        1,072
  Decrease in unearned revenue..............      (19,038)     (11,482)
  Increase in other long term liabilities...                     1,800
                                                 --------     --------
   Net cash provided by operating activities       68,123       45,172
Cash flows used in investing activities:         --------     --------
 Capital expenditures.......................      (38,983)     (58,202)
 Payments from unconsolidated affiliates....        2,648        2,811
 Distributions to unconsolidated affiliates.         (391)        (181)
 Investments in and advances to unconsolidated
  affiliates................................         (679)        (703)
                                                 --------     --------
   Net cash used in investing activities....      (37,405)     (56,275)
Cash flows from financing activities:            --------     --------
 Proceeds from exercises of stock options...       13,782        1,396
 Proceeds from issuance of long-term debt...                    28,189
 Proceeds from minority partners' contributions       475          750
 Distributions to minority partners
  and shareholders..........................      (13,287)     (10,860)
 Repayments of long-term debt...............      (39,265)        (384)
 Purchases of treasury stock................                   (13,900)
   Net cash (used in) provided by financing      --------     --------
     activities.............................      (38,295)       5,191
                                                 --------     --------
Net decrease in cash and cash equivalents...       (7,577)      (5,912)
Cash and cash equivalents at beginning
   of period................................       39,817       15,661
                                                 --------     --------
Cash and cash equivalents at end of period..    $  32,240    $   9,749
                                                 ========     ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................    $   1,692    $   1,256
   Cash paid for income taxes...............       21,227       17,691
Supplemental disclosures of non-cash items:
   Purchase of minority partners interest
   (see note 8).............................    $   3,006
See notes to unaudited consolidated financial statements.
                                      6 of 19
                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared by the Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.
   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
   These financial Statements should be read in conjunction with the Financial Statements and financial notes thereto included in the Company's 1997 Annual Report.

2.   Other Current Assets
Other current assets consisted of the following (in thousands):
                                          June 30,     December 31,
                                            1998           1997
                                          --------      ---------
Deposits (including income tax deposits)  $  1,466      $   2,251
Accounts receivable...............           5,555          6,466
Prepaid expenses..................           6,034          6,034
Other current assets..............           1,532            806
                                          --------      ---------
                                          $ 14,587      $  15,557
                                          ========      =========
3. Property, Fixtures and Equipment, Net
Property, fixtures and equipment consisted of the following (in thousands):
                                          June 30,     December 31,
                                            1998         1997
                                          --------      ---------
Land..............................        $103,424      $  99,774
Buildings and building improvements        204,750        193,667
Furniture and fixtures............          52,444         49,484
Equipment.........................         118,513        112,537
Leasehold improvements............          93,157         87,624
Construction in progress..........          18,569          8,768
Accumulated depreciation..........        (111,325)       (92,785)
                                          --------      ---------
                                          $479,532      $ 459,069
                                          ========      =========
4.   Other Assets
     Other assets consisted of the following (in thousands):
                                          June 30,     December 31,
                                            1998           1997
                                          --------      ---------
Preopening costs, net.............                      $   6,640
Intangible assets (including liquor
 licenses)........................        $ 30,639         27,307
Other assets......................           3,757          3,685
                                          --------      ---------
                                          $ 34,396      $  37,632
                                          ========      =========
                                      7 of 19
                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
5.  Long-term Debt
Long-term debt consisted of the following (in thousands):
                                               June 30,     December 31,
                                                 1998            1997
                                                --------      ---------
Notes payable to banks collateralized by
  property, fixtures and equipment, interest
  at rates ranging from 8.83% to 9.90%.......    $ 1,013        $ 1,127
Note payable to corporation, collaterized
  by real estate, interest at 9.0%...........        302            344
Other notes payable, unsecured, interest at
  rates ranging from 5.36% to 7.99%..........      1,336          1,160
Revolving line of credit, interest rates
  ranging from 6.16% to 6.19% at June 30, 1998
  (see below)                                     27,075         66,360
                                                --------      ---------
                                                  29,726         68,991
Less current portion                                 768            715
                                                --------      ---------
Long-term debt                                   $28,958        $68,276
                                                ========      =========
   The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate (LIBOR) (5.69% to 5.75% at June 30, 1998). At June 30, 1998 the unused portion of the revolving line of credit was $97,925,000. The line matures in August 2000.
   The Company has a $7,500,000 unsecured line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR. Approximately $4,554,000 of the line of credit is committed for the issuance of letters of credit, $697,000 of which is to secure loans made by the bank to certain franchisees.
    The Company is the guarantor of an unsecured line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At June 30, 1998 the balance was approximately $6,270,000.

   See "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

6.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                             June 30,     December 31,
                                               1998           1997
                                             --------      ---------
Accrued payroll...................          $   7,600        $ 4,907
Accrued advertising...............              6,283          5,527
Accrued rent......................              1,056          1,403
Accrued insurance.................              6,265          4,985
Accrued ESOP contribution.........                841            174
Accrued property taxes............              4,853          3,921
Other accrued expenses............              3,759          3,094
                                             --------       --------
                                             $ 30,657       $ 24,011
                                             ========       ========
                                      8 of 19
                       OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


7. Adoption of Statement of Position 98-5 , "Reporting on the Costs of Start-up Activities".

    The Company chose early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's current fiscal year. As a result of the adoption the Company has begun to report pre-opening costs as part of its store operating expenses which in turn will result in lower future amortization expense. The cumulative effect of the change in accounting, which totaled $4,880,000 net of taxes or $0.10 per share diluted, was recorded as a one-time charge in the Company's year-to-date results. The adoption of the requirements of this new Statement of Position did not have a material effect on the income before cumulative effect of change in accounting principle for the three months and six months ended June 30, 1998.

8. Business Combinations

    In April 1998, the Company issued approximately 46,000 shares of Common Stock to one area operating partner for all the outstanding interest in 17 Outback Steakhouses. The merger has been accounted for by the purchase method and the related goodwill is included in the line item entitled "Other Assets" in the Company's Consolidated Balance Sheets.


























                                      9 of 19
                        OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ----------------    ----------------
                                       1998     1997       1998     1997
REVENUES                             ------    ------    ------    ------
 Restaurant sales                      99.1%     99.2%     99.1%     99.2%
 Other revenues                         0.9       0.8       0.9       0.8
                                     ------    ------    ------    ------
TOTAL REVENUES                        100.0     100.0     100.0     100.0

COSTS AND EXPENSES:
 Cost of sales (1)                     38.9      38.4      38.9      38.5
 Labor & other related (1)             23.4      23.6      23.4      23.7
 Other restaurant operating (1)        21.5      22.3      21.6      22.3
 General & administrative               4.0       3.8       3.9       3.8
 (Income) loss from operations of
   unconsolidated affiliates           (0.1)      0.1                 0.1
    Total costs and expenses           86.9      87.5      87.1      87.8
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS                 13.1      12.5      12.9      12.2
INTEREST EXPENSE, NET                  (0.1)     (0.2)     (0.2)     (0.2)
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                     13.0      12.3      12.7      12.0
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                              1.8       1.7       1.8       1.8
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         11.2      10.6      10.9      10.2
PROVISION FOR INCOME TAXES              4.0       3.9       3.9       3.7
                                     ------    ------    ------    ------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE        7.2       6.7       7.0       6.5
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NET OF TAXES)                       0.7
                                     ------    ------    ------    ------
NET INCOME                              7.2%      6.7%      6.3%      6.5%
                                     ======    ======    ======    ======

(1) As a percentage of restaurant sales.


                                      10 of 19
Results of Operations (continued)


System-wide sales (millions of dollars):
Outback Steakhouses restaurants
  Company owned                      $309.0    $261.4    $600.0    $509.2
  Domestic franchised                  61.7      44.1     118.6      85.1
  International franchised             11.8       3.8      23.0       5.4
                                     ------    ------    ------    ------
     Total                            382.5     309.3     741.6     599.7
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned restaurants            30.1      24.1      60.2      45.2
  Joint venture restaurants             7.2       6.4      13.9      12.0
                                     ------    ------    ------    ------
     Total                             37.3      30.5      74.1      57.2
                                     ------    ------    ------    ------
System-wide total                    $419.8    $339.8    $815.7    $656.9
                                     ======    ======    ======    ======


                                                          June 30,
                                                      --------------
                                                      1998      1997
                                                      ----      ----
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants                            390      339
  Domestic franchised restaurants                       76       59
  International franchised restaurants                  20        7
                                                       ---      ---
     Total                                             486      405
                                                       ---      ---

Carrabba's Italian Grills
   Company owned restaurants                            50       45
   Joint venture restaurants                            12       13
                                                       ---      ---
      Total                                             62       58
                                                       ---      ---
System-wide total                                      548      463
                                                       ===      ===







                                     11 of 19
Three months ended June 30, 1998 and 1997

        Revenues. Total revenues increased by 19.0% to $342,279,000 during the second quarter of 1998 as compared with $287,729,000 in the same period in 1997. The increase was attributable to the opening of new restaurants after June 30, 1997, a 1.0% menu price increase in September 1997, at Outback Steakhouse, a 5.0% menu price increase in December 1997 at Carrabba's
Italian Grills, and comparable store revenue increases during the quarter of 4.5% and 11.5% at Outback Steakhouse and Carrabba's Italian Grills, respectively.

        Costs and expenses. Costs of restaurant sales, consisting of food and beverage costs, increased in the second quarter of 1998 to 38.9% of restaurant sales as compared with 38.4% in the same period in 1997. The increase was attributable to commodity cost increases in dairy products, particularly butter, shrimp and produce, partially offset by a slight decrease in meat prices and higher menu prices.

        Labor and other related expenses decreased as a percentage of restaurant sales by 0.2% to 23.4% in the second quarter of 1998 as compared with 23.6% in the same period in 1997. The decrease resulted from higher comparable store revenues at Outback Steakhouse and Carrabba's Italian Grills during the quarter, partially offset by higher hourly wage rates resulting from a competitive labor market and the effect of the increase in the Federal minimum wage.

        Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs decreased by 0.8% of restaurant sales to 21.5% in the second quarter of 1998, as compared with 22.3% in the same period in 1997. The decrease resulted from higher comparable store revenues at Outback Steakhouses and Carrabba's Italian Grills during the quarter, which reduces the fixed and indirectly variable costs as a percentage of revenue.

        General and administrative costs increased by $2,691,000 to $13,645,000 in the second quarter of 1998 compared with $10,954,000 during the same period in 1997. This increase resulted from additional staffs employed to manage Outback Steakhouse's international franchising operations, lower international franchise revenue growth, an increase in salary expenses related to higher restaurant management trainings costs, and an increase in overall administrative costs associated with operating additional Outback Steakhouses.

       (Income)loss from operations of unconsolidated affiliates represents the Company's portion of the income or loss from the Carrabba's Italian Grills operated as development joint ventures. Income from the development joint ventures was $181,000 during the second quarter of 1998 as compared with a loss of $209,000 during the same period in 1997. This increase was attributable to an increase in comparable store revenues and improved operating margins at Carrabba's joint venture restaurants.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $8,873,000, to $44,757,000, in the second quarter of 1998 as compared with $35,884,000 in the same period in 1997.
                                     12 of 19
         Interest expense. Interest expense was $218,000 during the second quarter of 1998 as compared with interest expense of $444,000 in the same period in 1997. The decrease in interest expense resulted from a lower average line of credit balance during the second quarter of 1998 as compared with the same period in 1997.

         Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these costs were 1.8% and 1.7% during the quarters ended June 30, 1998 and 1997, respectively. The increase in this ratio reflected the increase in overall operating margins.

         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 35.8% and 36.5% during the second quarters of 1998 and 1997, respectively.

         Net income and earnings per common share. Net income for the second quarter of 1998 was $24,657,000 as compared with net income of $19,274,000 in the same period in 1997. Basic earnings per share increased to $0.50 per share during the second quarter of 1998 as compared with basic earnings per share of $0.41 for the same period in 1997. Basic weighted shares outstanding increased by approximately 376,000 shares from 48,649,000 shares at March 31, 1998 to 49,025,000 at June 30, 1998. The increase was primarily due to the issuance of shares for stock option exercises. Diluted earnings per share increased to $0.49 per share during the second quarter of 1998 as compared with diluted earnings per share of $0.40 for the same period in 1997. Diluted weighted shares outstanding increase by approximately 554,000 shares from 49,869,000 shares at March 31, 1998 to 50,423,000 shares at June 30, 1998.
The increase was due to the issuance of shares for stock option exercises and increased dilutive effect of stock options because of a higher average stock price during the quarter.

Six months ended June 30, 1998 and 1997

        Revenues. Total revenues increased by 19.2% to $666,283,000 during the first half of 1998 as compared with $558,766,000 in the same period in 1997. The increase was attributable to the opening of new restaurants after June 30, 1997, menu price increases in May and September of 1997 totaling
2.1% at Outback Steakhouse, a 5.0% menu price increase in December 1997, at Carrabba's Italian Grills, and comparable store revenue increases during the first half of 1998 of 4.4% and 12.0% for Outback Steakhouse and Carrabba's Italian Grills, respectively.

        Costs and expenses. Cost of restaurant sales increased by 0.4% to 38.9% in the first half of 1998 as compared with 38.5% in the same period in 1997. The increase was attributable to commodity cost increases in dairy products, shrimp and produce, partially offset by a decrease in meat costs and higher menu prices.
                                      13 of 19
        Labor and other related expenses decreased as a percentage of restaurant sales by 0.3% to 23.4% in the first half of 1998 as compared with 23.7% in the same period in 1997. The decrease resulted from higher comparable store revenues at Outback Steakhouse and Carrabba's Italian Grills during the six months, partially offset by higher hourly wage rates resulting from a competitive labor market and the effect of the increase in the federal minimum wage.

        Other restaurant operating expenses decreased by 0.7% of restaurant sales to 21.6% in the first half of 1998 as compared with 22.3% in the same period in 1997. The decrease resulted from higher comparable store revenues for both Outback Steakhouse and Carrabba's Italian Grills during the six months, which reduces the fixed and indirectly variable costs as a percentage of revenue.

        General and administrative costs increased by $5,040,000 to $26,286,000 during the first half of 1998 as compared to with $21,246,000 during the same period in 1997. The increase resulted from additional staffs employed to manage Outback Steakhouse's international franchising operations and Carrabba's Italian Grills, an increase in salary expenses related to higher restaurant management training costs, and an increase in overall administrative costs associated with operating additional Outback Steakhouses.

        (Income)loss from operations of unconsolidated affiliates represents the Company's portion of the income or loss from the Carrabba's Italian Grills operated as development joint ventures. Income from unconsolidated affiliates was $293,000 in the first six months of 1998 as compared with a loss of $414,000 in the same period in 1997. This increase was attributable to the increases in comparable store revenues and improved operating margins at Carrabba's joint venture restaurants.

        Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $17,601,000, to $85,873,000 in the first half of 1998 as compared with $68,272,000 in the same period in 1997.

        Interest expense. Interest expense was $924,000 during the first half of 1998 as compared with interest expense of $881,000 in the same period in 1997. The period to period changes in interest expense resulted from changes in borrowings needs as funds were expended to finance the construction of new restaurants, and a decrease in capitalized interest.

        Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.8% in both the six month periods ended June 30, 1998 and 1997.

        Provision for income taxes. The provision for income taxes in the first half of both 1998 and 1997 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 35.8% and 36.5% for the six month periods ended June 30, 1998 and 1997, respectively.
                                     14 of 19
        Income before cumulative effect of a change in accounting principle. The income before cumulative effect of a change in accounting principle for the first half of 1998 was $46,914,000 as compared with $36,463,000 in the same period in 1997. Basic earnings per share on income before cumulative effect of a change in accounting principle increased to $0.96 during the first half of 1998 as compared with $0.76 for the same period in 1997. Diluted earnings per share on income before the cumulative effect of a change in accounting principle increased to $0.94 during the first half of 1998 as compared with $0.76 for the same period in 1997.

        Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the new accounting principle, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The cumulative effect of the change in accounting principle (net of taxes), for the first half of 1998 was $4,880,000. There was no effect of the adoption of the change in accounting principle during the first half of 1997. Basic and diluted earnings per share for the first half of 1998 were both reduced by $0.10 due to the impact of the cumulative effect of the change in accounting principle.

        Net income and earnings per common share. Net income for the first half of 1998 was $42,034,000 as compared with net income of $36,463,000 in the same period in 1997. Basic earnings per share increased to $0.86 during the first half of 1998 as compared with $0.76 in the same period in 1997. Diluted earnings per share increased to $0.84 during the first half of 1998 as compared with $0.76 in the same period in 1997.

Liquidity and Capital Resources
         The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                               Year Ended         Six Months Ended
                              December 31,    June 30,        June 30,
                                  1997           1998           1997
                               ---------      ----------     ----------
Net cash provided by
  operating activities         $ 123,624      $ 68,123       $ 45,172
Net cash used in investing
  activities                    (111,546)      (37,405)       (56,275)
Net cash provided by (used
  in) financing activities        12,078       (38,295)         5,191
                               ---------      ----------     ----------
Net increase (decrease) in
  cash and cash equivalents    $  24,156      $ (7,577)      $ (5,912)
                               =========      ========       ========

    The Company requires capital principally for the development of new
Company owned and joint venture restaurants. Capital expenditures totaled approximately $115,213,000 for year ended December 31, 1997 and $38,983,000 and $58,202,000 during the first six months of 1998 and 1997, respectively.
The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.
                                  15 of 19
    At June 30, 1998, the Company had two unsecured lines of credit totaling $132,500,000. Approximately $4,554,000 is committed for the issuance of letters of credit, some of which are to secure loans made by the bank to certain franchisees, and $27,075,000 has been drawn by the Company to finance capital expenditures. The Company expects that its capital requirements through the end of 1998 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

    The Company is the guarantor of an unsecured line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At June 30,1998, the borrowings totaled approximately $6,270,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

Year 2000 Issue

   Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.

   The Company has instituted a Year 2000 task force which has initiated a comprehensive project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue and remedial action and further testing, if necessary. The Company plans to complete this project by June 30, 1999. The Company believes that the majority of its major systems are Year 2000 compliant and costs to transition the remaining systems to Year 2000 compliance are not anticipated to have a material effect on the Company's financial position or results of operations.

   The Company is also contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Recently Issued Financial Accounting Standards

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statements. Comprehensive income is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends). This Statement is effective for Financial Statement periods beginning after December 15, 1997. As of June 30, 1998 there are no items requiring separate disclosure in accordance with this statement.

                                 16 of 19

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

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for fiscal years beginning after June 15, 1999. As of June 30, 1998 the Company does not have any derivative instruments.

Cautionary Statement

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements' within the meaning of Section27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profits percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.


                                 17 of 19
    The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

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

                             OUTBACK STEAKHOUSE, INC.
                           PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held an Annual Meeting of Stockholders on Wednesday, April 15, 1998. The matters submitted for vote and the related election results are as follows:

      1.   To elect Paul E. Avery, John A. Brabson, Jr., Charles H. Bridges,
           J. Timothy Gannon, Lee Roy Selmon as directors of the Company, each for a three year term. The results of proxies voted for the election of the directors are as follows:

Name of Nominee     Votes For   % of      Votes    % of     Exceptions   % of
  /Director                    Eligible Withheld  Eligible             Eligible
---------------     ---------  -------- --------  --------  ---------- --------
Paul E. Avery       43,553,356   89.0%   214,361    0.4%         0        0.0%
John A. Brabson,Jr. 43,554,217   89.0%   213,500    0.4%         0        0.0%
Charles H. Bridges  43,544,138   89.0%   223,579    0.4%         0        0.0%
J. Timothy Gannon   43,545,992   89.0%   223,579    0.4%         0        0.0%
Lee Roy Selmon      43,548,046   89.0%   223,579    0.4%         0        0.0%

Eligible		  48,921,630

    2. To transact such other business as may properly come before the meeting. The results of proxies voted are as follows:

                   For            31,708,463      64.8%
                   Against         7,790,595      15.9%
                   Abstain         4,268,659       8.7%
                                  ----------     -----
                   Total          43,767,717      89.4%
                                  ==========     =====
Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
                   27- Financial Data Schedules (for SEC use only)
    (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the quarter ended June 30, 1998.
                                      18 of 19





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


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   August 13, 1998                By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)






























                                     19 of 19