Form 10-Q
period 1998-09-30
OUTBACK STEAKHOUSE INC
filed 1998-11-16
CIK 874691

                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.

                                20549

                              FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended:                   Commission File Number:

 September 30, 1998                          0-19334
 -------------------                  ------------------------


                      OUTBACK STEAKHOUSE, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           DELAWARE                             59-3061413
-------------------------------    ----------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)


                    550 North Reo Street, Suite 200
                         Tampa, FL  33609
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 9, 1998, there were 49,084,544 shares of Common Stock, $.01 par value outstanding.


                                  1 of 20

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



































                                  2 of 20

                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                            September 30,   December 31,
                                                1998           1997
                                             -----------    ------------
                                 ASSETS      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents..............     $ 36,721        $ 39,817
  Inventories............................       17,901          20,196
  Assets held for disposal...............        4,323           4,681
  Other current assets...................       19,432          15,557
                                              --------        --------
       Total current assets..............       78,377          80,251
PROPERTY, FIXTURES AND EQUIPMENT, NET....      495,286         459,069
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............        7,643           7,685
DEFERRED INCOME TAXES....................       10,215           8,143
OTHER ASSETS.............................       36,367          37,632
                                              --------        --------
                                              $627,888        $592,780
                                              ========        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................     $ 23,385        $ 23,726
  Sales taxes payable....................        7,258           7,252
  Accrued expenses.......................       28,712          24,011
  Unearned revenue.......................        5,158          25,086
  Current portion of long-term debt......          770             715
                                              --------        --------
       Total current liabilities.........       65,283          80,790
LONG-TERM DEBT...........................       39,224          68,276
OTHER LONG TERM LIABILITIES..............        4,500           4,500
                                              --------        --------
    Total liabilities....................      109,007         153,566
                                              --------        --------
INTEREST OF MINORITY PARTNERS IN
  CONSOLIDATED PARTNERSHIPS..............        5,345           4,497
                                              --------        --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
    shares authorized, 49,933 and 49,250
    shares issued; and 48,997 and 48,514
    outstanding as of September 30, 1998
    and December 31,1997, respectively...          499             492
  Additional paid-in capital.............      175,371         156,655
  Retained earnings......................      357,911         291,470
                                              --------        --------
                                               533,781         448,617
  Less treasury stock, 1,136 and 936 shares,
    at cost, as of September 30, 1998 and
    December 31, 1997, respectively......      (20,245)        (13,900)
                                              --------        --------
    Total stockholders' equity...........      513,536         434,717
                                              --------        --------
                                              $627,888        $592,780
                                              ========        ========
              See notes to unaudited consolidated financial statements.
                                  3 of 20

                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                            Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                            1998        1997           1998       1997
                           --------    --------      --------    --------
REVENUES
Restaurant sales........   $338,207    $286,843      $998,492    $841,206
Other revenues..........      3,604       2,366         9,602       6,769
                           --------    --------      --------    --------
TOTAL REVENUES..........    341,811     289,209     1,008,094     847,975
                           --------    --------      --------    --------
COSTS AND EXPENSES
  Cost of sales.........    132,973     110,299       390,125     323,850
  Labor & other
   related..............     80,026      68,815       234,357     200,377
  Other operating.......     72,346      63,333       215,280     187,054
  General & administrative   13,966      10,468        40,252      31,714
  (Income) loss from
   operations of uncon-
   solidated affiliates.        (63)        118          (356)        532
                           --------    --------      --------    --------
TOTAL COSTS AND EXPENSES    299,248     253,033       879,658     743,527
                           --------    --------      --------    --------

INCOME FROM OPERATIONS..     42,563      36,176       128,436     104,448

INTEREST EXPENSE........       (146)       (632)       (1,070)     (1,513)
                           --------    --------      --------    --------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     42,417      35,544       127,366     102,935
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      4,916       4,946        16,790      14,915
                           --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......     37,501      30,598       110,576      88,020
PROVISION FOR INCOME
  TAXES.................     13,094      10,282        39,255      31,241
                           --------    --------      --------    --------
INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE       24,407      20,316        71,321      56,779
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE
  (NET OF TAXES)                                        4,880
                           --------    --------      --------    --------
NET INCOME..............   $ 24,407    $ 20,316      $ 66,441    $ 56,779
                           ========    ========      ========    ========
See notes to unaudited consolidated financial statements.
                                  4 of 20

                        OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF INCOME (continued)
              (in thousands except per share data, unaudited)

                            Three Months Ended       Nine Months Ended
                              September 30,             September 30,
                            1998        1997           1998       1997
                           --------    --------      --------    --------
BASIC EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.50    $   0.43      $   1.46    $   1.19
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                 0.10
                           --------    --------      --------    --------
Net income..............   $   0.50    $   0.43      $   1.36    $   1.19
                           ========    ========      ========    ========
BASIC WEIGHTED SHARES
  OUTSTANDING...........     49,042      47,574        48,908      47,667
                           ========    ========      ========    ========
DILUTED EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.49    $   0.42       $  1.42    $   1.18
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                 0.10
                           --------    --------      --------    --------
Net income..............   $   0.49    $   0.42      $   1.32    $   1.18
                           ========    ========      ========    ========
DILUTED WEIGHTED SHARES
  OUTSTANDING...........     50,126      48,140        50,142      48,273
                           ========    ========      ========    ========



See notes to unaudited consolidated financial statements.















                                  5 of 20

                    OUTBACK STEAKHOUSE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, unaudited) Nine Months Ended September 30,
                                                   1998         1997
Cash flows from operating activities:            --------     --------
Net income..................................     $ 66,441     $ 56,779
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        27,844       22,845
 Amortization..............................         1,240       10,748
 Cumulative effect of accounting change....         4,880
 Minority partners' interest in
  consolidated partnerships' income........        16,790       14,915
 (Income) loss from unconsolidated affiliates        (356)         532
  Other....................................           358
 Change in assets and liabilities:
  Decrease (increase) in inventories........        2,295         (663)
  Increase in other current assets..........       (3,875)      (3,601)
  (Increase) decrease in deferred income taxes     (2,072)          59
  Increase in other assets..................       (1,849)      (9,968)
  Increase (decrease) in accounts payable,
   sales taxes payable, and accrued expenses         4,366      (8,637)
  Decrease in unearned revenue..............       (19,928)    (13,940)
  Increase in other long term liabilities...                     2,000
                                                  --------     --------
   Net cash provided by operating activities        96,134      71,069
Cash flows used in investing activities:          --------     --------
 Capital expenditures.......................       (64,061)    (83,538)
 Payments from unconsolidated affiliates....         3,408       2,957
 Distributions to unconsolidated affiliates.          (603)       (236)
 Investments in and advances to unconsolidated
  affiliates................................        (2,407)       (703)
                                                  --------     --------
   Net cash used in investing activities....       (63,663)    (81,520)
Cash flows from financing activities:             --------     --------
 Proceeds from exercises of stock options...        17,302       2,826
 Proceeds from issuance of long-term debt...                    39,424
 Proceeds from minority partners' contributions        950       1,375
 Distributions to minority partners
  and shareholders..........................       (18,477)    (16,271)
 Repayments of long-term debt...............       (28,997)       (530)
 Purchases of treasury stock................        (6,345)    (13,900)
   Net cash (used in) provided by financing       --------     --------
     activities.............................       (35,567)     12,924
                                                  --------     --------
Net (decrease) increase in cash and
  cash equivalents..........................        (3,096)      2,473
Cash and cash equivalents at beginning
   of period................................        39,817      15,661
                                                  --------     --------
Cash and cash equivalents at end of period..     $  36,721    $ 18,134
                                                  ========     ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................     $   1,958   $   2,858
   Cash paid for income taxes...............        33,434      30,235
Supplemental disclosures of non-cash items:
   Purchase of minority partners interest...     $   3,006
See notes to unaudited consolidated financial statements.
                                  6 of 20
                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared by the Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.
   Certain amounts shown in the financial statements have been reclassified to conform with the current period presentation.
   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
   These financial Statements should be read in conjunction with the Financial Statements and financial notes thereto included in the Company's 1997 Annual Report.
2. Other Current Assets
   Other current assets consisted of the following (in thousands):
                                        September 30,  December 31,
                                            1998           1997
                                          --------      ---------
Deposits (including income tax deposits)  $  3,743      $   2,251
Accounts receivable...............           8,424          6,466
Prepaid expenses..................           6,094          6,034
Other current assets..............           1,171            806
                                          --------      ---------
                                          $ 19,432      $  15,557
                                          ========      =========
3. Property, Fixtures and Equipment, net
   Property, fixtures and equipment consisted of the following (in thousands):
                                        September 30,  December 31,
                                            1998           1997
                                          --------      ---------
Land..............................       $ 108,812      $  99,774
Buildings and building improvements        220,757        193,667
Furniture and fixtures............          55,934         49,484
Equipment.........................         125,060        112,537
Leasehold improvements............          94,912         87,624
Construction in progress..........          10,440          8,768
Accumulated depreciation..........        (120,629)       (92,785)
                                          --------      ---------
                                         $ 495,286      $ 459,069
                                          ========       ========
4. Other Assets
   Other assets consisted of the following (in thousands):
                                        September 30,  December 31,
                                            1998           1997
                                          --------      ---------
Preopening costs, net.............                      $   6,640
Intangible assets (including liquor
 licenses)........................        $ 30,739         27,307
Other assets......................           5,628          3,685
                                          --------      ---------
                                          $ 36,367      $  37,632
                                          ========      =========
                                  7 of 20
                           OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
5. Long-term Debt
   Long-term debt consisted of the following (in thousands):
                                              September 30,  December 31,
                                                  1998           1997
                                                --------      ---------
Notes payable to banks collateralized by
  property, fixtures and equipment, interest
  at rates ranging from 8.83% to 9.90%.......    $   956        $ 1,127
Note payable to corporation, collateralized
  by real estate, interest at 9.0%...........        270            344
Other notes payable, unsecured, interest at
  rates ranging from 5.36% to 7.99%..........      1,210          1,160
Revolving line of credit, interest at
  5.81% at September 30, 1998 (see below)         37,558         66,360
                                                --------      ---------
                                                  39,994         68,991
Less current portion                                 770            715
                                                --------      ---------
Long-term debt                                   $39,224        $68,276
                                                ========      =========
   The Company has an unsecured revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate (LIBOR) (5.25% to 5.38% at September 30, 1998). At September 30, 1998 the unused portion of the revolving line of credit was $87,442,000. The line matures in August 2000.
   The Company has a $7,500,000 unsecured line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR. Approximately $5,277,000 of the line of credit is committed for the issuance of letters of credit, $1,421,000 of which is to secure loans made by the bank to certain franchisees.
    The Company is the guarantor of an unsecured line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At September 30, 1998 the balance was approximately $10,011,000.
   See "Liquidity and Capital Resources" in Item 2,  "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

6. Accrued Expenses
   Accrued expenses consisted of the following (in thousands):
                                           September 30,   December 31,
                                               1998           1997
                                             --------      ---------
Accrued payroll...................          $  10,201        $ 4,907
Accrued advertising...............              2,759          5,527
Accrued rent......................              1,305          1,403
Accrued insurance.................              5,216          4,985
Accrued ESOP contribution.........              1,171            174
Accrued property taxes............              5,434          3,921
Other accrued expenses............              2,626          3,094
                                             --------       --------
                                             $ 28,712       $ 24,011
                                             ========       ========
                                  8 of 20

                       OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

7. Adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities".

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

8. Comprehensive Income

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners.

	Comprehensive income, net of taxes, is comprised of (in thousands)

                            Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                            1998        1997           1998       1997
                           --------    --------      --------    --------
Net income..............   $ 24,407    $ 20,316      $ 66,441    $ 56,779
Tax effect of stock
   option exercises.....        605         815         4,359       2,218
                           --------    --------      --------    --------
Comprehensive income....   $ 25,012    $ 21,131      $ 70,800    $ 58,997
                           ========    ========      ========    ========




















                                  9 of 20

                        OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                    Three Months Ended  Nine Months Ended
                                      September 30,        September 30,
                                     ----------------    ----------------
                                       1998     1997       1998     1997
REVENUES                             ------    ------    ------    ------
 Restaurant sales                      98.9%     99.2%     99.0%     99.2%
 Other revenues                         1.1       0.8       1.0       0.8
                                     ------    ------    ------    ------
TOTAL REVENUES                        100.0     100.0     100.0     100.0

COSTS AND EXPENSES:
 Cost of sales (1)                     39.3      38.5      39.1      38.5
 Labor & other related (1)             23.7      24.0      23.5      23.8
 Other operating                       21.2      21.9      21.4      22.1
 General & administrative               4.1       3.6       4.0       3.7
 (Income) loss from operations of
   unconsolidated affiliates                                          0.1
    Total costs and expenses           87.5      87.5      87.3      87.7
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS                 12.5      12.5      12.7      12.3
INTEREST EXPENSE, NET                            (0.2)     (0.1)     (0.2)
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                     12.4      12.3      12.6      12.2
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                              1.4       1.7       1.6       1.8
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         10.9      10.6      11.0      10.4
PROVISION FOR INCOME TAXES              3.8       3.6       3.9       3.7
                                     ------    ------    ------    ------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE        7.1       7.0       7.1       6.7
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NET OF TAXES)                       0.5
                                     ------    ------    ------    ------
NET INCOME                              7.1%      7.0%      6.6%      6.7%
                                     ======    ======    ======    ======

(1) As a percentage of restaurant sales.


                                  10 of 20

System-wide sales (millions of dollars):
Outback Steakhouses restaurants
  Company owned                      $309.7    $261.1    $909.7    $770.4
  Domestic franchised                  60.7      45.7     179.2     130.8
  International franchised             12.3       6.1      35.3      11.5
                                     ------    ------    ------    ------
     Total                            382.7     312.9   1,124.2     912.7
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned restaurants            28.5      25.7      88.8      70.8
  Joint venture restaurants             6.9       6.2      20.8      18.2
                                     ------    ------    ------    ------
     Total                             35.4      31.9     109.6      89.0
                                     ------    ------    ------    ------
System-wide total                    $418.1    $344.8  $1,233.8  $1,001.7
                                     ======    ======    ======    ======


                                                       September 30,
                                                      --------------
                                                      1998      1997
                                                      ----      ----
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned restaurants                            400      357
  Domestic franchised restaurants                       82       64
  International franchised restaurants                  21       10
                                                       ---      ---
     Total                                             503      431
                                                       ---      ---

Carrabba's Italian Grills
   Company owned restaurants                            51       51
   Joint venture restaurants                            12       13
                                                       ---      ---
      Total                                             63       64
                                                       ---      ---
System-wide total                                      566      495
                                                       ===      ===







                                  11 of 20

Three months ended September 30, 1998 and 1997

        Revenues. Total revenues increased by 18.2% to $341,811,000 during the third quarter of 1998 as compared with $289,209,000 in the same period in 1997. The increase was attributable to the opening of new restaurants after September 30, 1997, a 1.0% menu price increase in September 1997 at Outback Steakhouse, a 5.0% menu price increase in December 1997 at Carrabba's Italian Grills, and comparable store revenue increases during the quarter of 5.8% and 7.4% at Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                      Three Months Ended
                                         September 30,
                                       ----------------
                                         1998     1997
                                        ------   ------
Average unit volumes(weekly):
	Outback Steakhouses..........  $59,755   $57,404
	Carrabba's Italian Grills....  $43,924   $39,981
Per person check averages:
	Outback Steakhouses..........   $16.98    $16.72
        Carrabba's Italian Grills....   $17.63    $17.20
Year to year percentage change:
    Same-store sales:
	Outback Steakhouses..........     5.8%     (1.0%)
	Carrabba's Italian Grills....     7.4%     10.2%
    Same store customer counts:
	Outback Steakhouses..........     4.2%     (1.1%)
        Carrabba's Italian Grills....     4.9%      8.3%

        Costs and expenses. Costs of restaurant sales, consisting of food and beverage costs, increased in the third quarter of 1998 to 39.3% of restaurant sales as compared with 38.5% in the same period in 1997. The increase was attributable to commodity cost increases in dairy products, particularly butter, and produce, partially offset by a slight decrease in meat prices and higher menu prices.

        Labor and other related expenses decreased as a percentage of restaurant sales by 0.3% to 23.7% in the third quarter of 1998 as compared with 24.0% in the same period in 1997. The decrease resulted from higher comparable store revenues at Outback Steakhouse and Carrabba's Italian Grills during the quarter, partially offset by higher hourly wage rates resulting from a competitive labor market and the effect of the increase in the Federal minimum wage.

        Other operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs decreased by 0.7% of revenues to 21.2% in the third quarter of 1998, as compared with 21.9% in the same period in 1997. The decrease resulted from higher comparable store revenues at Outback Steakhouses and Carrabba's Italian Grills during the quarter, which reduces the fixed and indirectly variable costs as a percentage of revenue.

                                  12 of 20

        General and administrative costs increased by $3,498,000 to $13,966,000 in the third quarter of 1998 compared with $10,468,000 during the same period in 1997. This increase resulted from additional staff employed to manage Outback Steakhouse's international franchising operations, lower international franchise revenue growth, an increase in salary expenses related to higher restaurant management training costs, and an increase in overall administrative costs associated with operating additional Outback Steakhouses.

       (Income)loss from operations of unconsolidated affiliates represents the Company's portion of the income or loss from the Carrabba's Italian Grills operated as development joint ventures. Income from the development joint ventures was $63,000 during the third quarter of 1998 as compared with a loss of $118,000 during the same period in 1997. This increase was attributable to an increase in comparable store revenues and improved operating margins at Carrabba's Italian Grills joint venture restaurants.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $6,387,000, to $42,563,000, in the third quarter of 1998 as compared with $36,176,000 in the same period in 1997.

         Interest expense. Interest expense was $146,000 during the third quarter of 1998 as compared with interest expense of $632,000 in the same period in 1997. The decrease in interest expense resulted from a lower average line of credit balance during the third quarter of 1998 as compared with the same period in 1997.

         Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these costs were 1.4% and 1.7% during the quarters ended September 30, 1998 and 1997, respectively. The decrease in this ratio reflected changes in overall restaurant operating margins and decreases in minority partners' ownership interests resulting from the purchase of minority interests in the Company's South Florida, Houston, Detroit, Washington D.C., and North and South Carolina markets in the fourth quarter of 1997 and the Indiana and Kentucky markets in the second quarter of 1998.

         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 34.9% and 33.6% during the third quarters of 1998 and 1997, respectively.

         Net income and earnings per common share. Net income for the third quarter of 1998 was $24,407,000 as compared with net income of $20,316,000 in the same period in 1997. Basic earnings per share increased to $0.50 per share during the third quarter of 1998 as compared with basic earnings per share of $0.43 for the same period in 1997. Diluted earnings per share increased to $0.49 per share during the third quarter of 1998 as compared with diluted earnings per share of $0.42 for the same period in 1997.
                                  13 of 20

Nine months ended September 30, 1998 and 1997

        Revenues. Total revenues increased by 18.9% to $1,008,094,000 during the first nine months of 1998 as compared with $847,975,000 in the same period in 1997. The increase was attributable to the opening of new restaurants after September 30, 1997, menu price increases in September 1997 of 1.0% at Outback Steakhouse, a 5.0% menu price increase in December 1997 at Carrabba's Italian Grills, and comparable store revenue increases during the first nine months of 1998 of 5.0% and 10.6% for Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                       Nine Months Ended
                                        September 30,
                                       ----------------
                                         1998     1997
                                        ------   ------
Average unit volumes(weekly):
	Outback Steakhouses..........  $61,035   $59,245
	Carrabba's Italian Grills....  $45,883   $41,383
Per person check averages:
	Outback Steakhouses..........   $16.90    $16.60
	Carrabba's Italian Grills....   $17.25    $16.18
Year to year percentage change:
    Same-store sales:
	Outback Steakhouses..........     4.9%     (1.9%)
	Carrabba's Italian Grills....    10.6%      8.4%
    Same store customer counts:
	Outback Steakhouses..........     3.4%     (1.6%)
	Carrabba's Italian Grills....     4.0%      6.8%

        Costs and expenses. Cost of restaurant sales increased by 0.6% to 39.1% in the first nine months of 1998 as compared with 38.5% in the same period in 1997. The increase was attributable to commodity cost increases in dairy products, particularly butter, shrimp and produce, partially offset by a decrease in meat costs and higher menu prices.

        Labor and other related expenses decreased as a percentage of restaurant sales by 0.3% to 23.5% in the first nine months of 1998 as compared with 23.8% in the same period in 1997. The decrease resulted from higher comparable store revenues at Outback Steakhouse and Carrabba's Italian Grills during the nine months, partially offset by higher hourly wage rates resulting from a competitive labor market and the effect of the increase in the federal minimum wage.

        Other operating expenses decreased by 0.7% of revenues to 21.4% in the first nine months of 1998 as compared with 22.1% in the same period in 1997. The decrease resulted from higher comparable store revenues for both Outback Steakhouse and Carrabba's Italian Grills during the nine months, which reduces the fixed and indirectly variable costs as a percentage of revenue.

        General and administrative costs increased by $8,538,000 to $40,252,000 during the first nine months of 1998 as compared to with $31,714,000 during the same period in 1997. The increase resulted from additional staff employed to manage Outback Steakhouse's international franchising operations, an increase in salary expenses related to higher restaurant management training costs, and an increase in overall administrative costs associated with operating additional
Outback Steakhouses.             14 of 20

       (Income)loss from operations of unconsolidated affiliates represents the Company's portion of the income or loss from the Carrabba's Italian Grills operated as development joint ventures. Income from unconsolidated affiliates was $356,000 in the first nine months of 1998 as compared with a loss of $532,000 in the same period in 1997. This increase was attributable to the increases in comparable store revenues and improved operating margins at Carrabba's Italian Grills joint venture restaurants.

        Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $23,988,000, to $128,436,000 in the first nine months of 1998 as compared with $104,448,000 in the same period in 1997.

        Interest expense. Interest expense was $1,070,000 during the first nine months of 1998 as compared with interest expense of $1,513,000 in the same period in 1997. The period to period changes in interest expense resulted from changes in borrowings needs as funds were expended to finance the construction of new restaurants and a lower average line of credit balance during the first nine months of 1998 as compared with the same period in 1997.

        Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.6 and 1.8% in the nine month periods ended September 30, 1998 and 1997, respectively. The decrease in this ratio reflected changes in overall restaurant operating margins and decreases in minority partners' ownership interests resulting from the purchase of minority interests in the Company's South Florida, Houston, Detroit, Washington D.C., and North and South Carolina markets in the fourth quarter of 1997 and the Indiana and Kentucky markets in the second quarter of 1998.

        Provision for income taxes. The provision for income taxes in the first nine months of both 1998 and 1997 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.5% for both of the nine month periods ended September 30, 1998 and 1997.

        Income before cumulative effect of a change in accounting principle. The income before cumulative effect of a change in accounting principle for the first nine months of 1998 was $71,321,000 as compared with $56,779,000 in the same period in 1997. Basic earnings per share on income before cumulative effect of a change in accounting principle increased to $1.46 during the first nine months of 1998 as compared with $1.19 for the same period in 1997. Diluted earnings per share on income before the cumulative effect of a change in accounting principle increased to $1.42 during the first nine months of 1998 as compared with $1.18 for the same period in 1997.

        Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the new accounting principle, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The cumulative effect of the change in accounting principle (net of taxes), for the first nine months of 1998 was $4,880,000. There was no effect of the adoption of the change in accounting principle during the first nine months of 1997. Basic and diluted earnings per share for the first nine months of 1998 were both reduced by $0.10 due to the impact of the cumulative effect of the change in accounting
principle.                          15 of 20

         Net income and earnings per common share. Net income for the first nine months of 1998 was $66,441,000 as compared with net income of $56,779,000 in the same period in 1997. Basic earnings per share increased to $1.36 during the first nine months of 1998 as compared with $1.19 in the same period in 1997. Diluted earnings per share increased to $1.32 during the first nine months of 1998 as compared with $1.18 in the same period in 1997.

Liquidity and Capital Resources
         The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                               Year Ended         Nine Months Ended
                              December 31,   September 30,  September 30,
                                  1997           1998           1997
                               ---------      ----------     ----------
Net cash provided by
  operating activities         $ 123,624      $ 96,134       $ 71,069
Net cash used in investing
  activities                    (111,546)      (63,663)       (81,520)
Net cash provided by (used
  in) financing activities        12,078       (35,567)        12,924
                               ---------      ----------     ----------
Net increase (decrease) in
  cash and cash equivalents    $  24,156      $ (3,096)      $  2,473
                               =========      ========       ========

    The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $115,213,000 for year ended December 31, 1997 and $64,061,000 and $83,538,000 during the first nine months of 1998 and 1997, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

    At September 30, 1998, the Company had two unsecured lines of credit totaling $132,500,000. Approximately $5,277,000 is committed for the issuance of letters of credit, some of which is to secure loans made by the bank to certain franchisees, and $37,558,000 has been drawn by the Company to finance capital expenditures. The Company expects that its capital requirements through the end of 1998 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

    The Company is the guarantor of an unsecured line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At September 30, 1998, the borrowings totaled approximately $10,011,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

Year 2000 Issue

   Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.
   The Company has instituted a Year 2000 task force which has initiated a comprehensive project to prepare its computer systems and communication systems
                                 16 of 20
for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue and remedial action and further testing, if necessary. The Company plans to complete this project by June 30, 1999. The Company believes that the majority of its major systems are Year 2000 compliant and currently estimates the total cost of its Year 2000 project will be approximately $500,000 including approximately $150,000 which has been or will be expensed as incurred and approximately $350,000 of capital expenditures. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.

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

Based on the assessment efforts to date, the Company has not identified any matters with regard to the Year 2000 issue that will have a material adverse effect on its financial condition or results of operations. The Company operates a large number of geographically dispersed stores and has a large supplier base and believes this will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors.
The Company has not yet established a contingency plan, but intends to develop one to mitigate the effects of problems experienced by it or key vendors or service providers in the timely implementation of Year 2000 programs and expects to have the contingency plan developed by mid-1999.

Recently Issued Financial Accounting Standards

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

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for fiscal years beginning after June 15, 1999. As of September 30, 1998 the Company does not have any derivative instruments.
                                  17 of 20

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

    The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

   (i)  Ability to secure appropriate real estate sites at acceptable prices;
  (ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
  (iii) Impact of government moratoriums or approval processes which could result in significant delays;
  (iv)  Ability to secure all necessary contractors and sub-contractors;
   (v) Union activities such as picketing and hand billing which could delay construction;
  (vi) Weather and acts of God beyond the Company's control resulting in construction delays.
                                  18 of 20

                             OUTBACK STEAKHOUSE, INC.
                           PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
                   27- Financial Data Schedules (for SEC use only)
    (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the quarter ended September 30, 1998.
























                                  19 of 20

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


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   November 13, 1998              By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)





























                                  20 of 20