Form 10-K
period 1998-12-31
OUTBACK STEAKHOUSE INC
filed 1999-03-31
CIK 874691

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: DECEMBER 31, 1998               Commission File Number: 0-19334
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
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 24, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,958,381,724.

         As of March 24, 1999, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 74,701,744.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Part II of this report.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. ("the Proxy Statement") dated March 19, 1999 for the Annual Meeting of Shareholders to be held on April 22, 1999 are incorporated by reference in Parts I and III of this report.

                                     PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipate," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact changes in consumer tastes, local, regional and national economic conditions, demographic trends, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

CONCEPTS AND STRATEGIES

         As of December 31, 1998, the Company's restaurant system included 540 full-service restaurants operated under the name Outback Steakhouse, 95 of which were franchised to unaffiliated domestic franchisees and 22 of which were franchised to unaffiliated international franchisees and one international restaurant in which it had a direct ownership interest. The system also included 64 full-service restaurants operated under the name Carrabba's Italian Grill, 52 of which were Company owned and twelve of which were operated as development joint ventures. The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature "Bloomin' Onion," desserts and full liquor service. The majority of Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. The Company believes that it differentiates its Outback Steakhouse and Carrabba's restaurants by:

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

OUTBACK STEAKHOUSE:

         Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 13.7% of Outback Steakhouses' revenues. The price range of appetizers is $1.99 to $6.99 and the price range of entrees is $5.99 to $25.99. The average check per person was $17.10 during 1998. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $18.95 to $23.95.

         Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

         Restaurant Management and Employees. The general manager of each Outback is required to purchase a 10% interest in the restaurant he or she manages for $25,000, and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.


CARRABBA'S ITALIAN GRILL:

         Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16.0% of Carrabba's revenues. The price range of appetizers is $5.99 to $8.99 and the price range of entrees is $7.99 to $15.99. The average check per person was $17.47 during 1998.

         Casual Atmosphere. Carrabba's Italian Grills feature a casual dining atmosphere with a decor suggestive of a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba's family photos, authentic Italian pottery and cooking utensils.

         Restaurant Management and Employees. The general manager of each Carrabba's Italian Grill is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

EXPANSION STRATEGY

         During the year ended December 31, 1998, 81 Outback Steakhouses and 4 Carrabba's Italian Grills were added to the Company's restaurant system. In 1999 and 2000, the Company expects to develop six to ten Carrabba's restaurants, the majority of which will be Company owned, in existing markets where it has demonstrated success. The Company expects to open 80 to 95 Outback Steakhouse restaurants in 1999 and 2000 of which 50 to 55 are expected to be Company owned, 15 to 20 of which are expected to be operated by domestic franchisees, and 10 to 15 of which are expected to be operated by international franchisees, of which 3 to 5 will be development joint venture restaurants primarily in Brazil and Hong Kong. During 1999, the Company expects to develop new Outback Steakhouses and Carrabba's Italian Grills in its existing markets and in select new domestic and international markets including locations in Montana, South Dakota, Bahamas, Germany, Hong Kong, Mexico City and Panama.

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

(i)      Ability to obtain appropriate real estate sites at acceptable prices;

(ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;

(iii) Impact of government moratoriums or approval processes which could result in significant delays;

(iv)     Ability to obtain all necessary contractors and sub-contractors;

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

         The Company designs the interior of its restaurants in-house and utilizes outside architects when necessary. A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and an island, full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 35 to 38 tables and seats approximately 210 people. The bar area consists of six to nine tables and has seating capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.

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

RESTAURANT LOCATIONS

         The following table sets forth the location of each existing Outback Steakhouse as of December 31, 1998:

                                            UNAFFILIATED               UNAFFILIATED
         COMPANY OWNED                   DOMESTIC FRANCHISED           INTERNATIONAL
          RESTAURANTS                        RESTAURANTS          FRANCHISED RESTAURANTS
         -------------                   -------------------      -----------------------
Arizona (8)     Nevada (7)                  Alabama (11)          Aruba (1)
Arkansas (4)    New Jersey (13)             Alaska (1)            Brazil
Colorado (11)   New Mexico (2)              California (39)         Rio de Janeiro (1)
Delaware (1)    New York (17)               Connecticut(4)          Sao Paulo (1)
Florida (56)    North Carolina (23)         Florida (1)           Canada
Georgia (23)    North Dakota (1)            Idaho (3)               Alberta (2)
Illinois (15)   Ohio (23)                   Massachusetts (8)       Ontario (7)
Indiana (14)    Oklahoma (7)                Mississippi (5)       Guam (1)
Iowa (4)        Pennsylvania (15)           New Hampshire (1)     Hawaii (2)
Kansas (4)      South Carolina (14)         Oregon (7)            Korea
Kentucky (8)    Tennessee(12)               Rhode Island (1)        Seoul (2)
Louisiana (12)  Texas (42)                  Tennessee (3)         Mexico
Maryland (12)   Utah (4)                    Washington (11)         Cancun (1)
Michigan (18)   Virginia (24)                                     Peru
Minnesota (7)   West Virginia (6)                                   Lima (1)
Missouri (9)    Wisconsin (2)                                     Philippines (1)
Nebraska (3)    Wyoming (1)                                       Puerto Rico (2)

                                                                        AFFILIATED
                                                                       INTERNATIONAL
                                                                        RESTAURANTS
                                                                       -------------

                                                                    Cayman Islands (1)


         The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 1998:


COMPANY OWNED                           DEVELOPMENT JOINT
 RESTAURANTS                           VENTURE RESTAURANTS
-------------                          -------------------
Arizona (3)                                  Florida (3)
Colorado (6)                                 Texas (9)
Georgia (5)
Florida (23)
Maryland (4)
New Jersey (3)
New Mexico (2)
North Carolina (4)
Pennsylvania (1)
Virginia (1)


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


GENERAL MANAGER PROGRAM

         The general manager of each Company owned restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest has been fixed at $25,000. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his 10% interest, and after the five-year term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his 10% interest to his employer or its general partners upon termination of employment on terms set forth in his employment agreement. The Company intends to continue the general manager investment program.


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


UNAFFILIATED FRANCHISE PROGRAM

         At December 31, 1998, there were 95 domestic franchised Outback Steakhouses and 23 international franchised Outback Steakhouses. Each domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. Initial fees and royalties for international franchisees vary by market. There were no agreements to franchise Carrabba's Italian Grills at December 31, 1998.

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


EMPLOYEES

         The Company employs approximately 36,500 persons, approximately 250 of whom are corporate personnel employed by Outback Steakhouse, Carrabba's, and Outback Steakhouses International franchising group. Approximately 1,600 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 250 corporate employees, 35 are in management and 215 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement.


TRADEMARKS

         The Company regards its Outback Steakhouse service mark, its Carrabba's Italian Grill service mark and its "Bloomin' Onion" trademark as having significant value and as being important factors in the marketing of its restaurants. The Company has also obtained a trademark for several other of its Outback Steakhouse menu items, and the "No Rules. Just Right." and "Aussie Mood. Awesome Food." advertising slogans. The Company is aware of names and marks similar to the service mark of the Company used by other persons in certain geographic areas in which the Company has restaurants. However, the Company believes such uses will not adversely affect the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

         Approximately 14.0% of the Company's revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

         The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $125 million revolving line of credit with its bank. Borrowings under the agreement bear interest at rates ranging from 50 to 75 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At December 31, 1998, there was $35,683,000 outstanding on the line of credit.
Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. We expect that in most cases the Company could pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

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

         The Company's executive offices are located in approximately 25,800 square feet of leased space in Tampa, Florida, under a lease expiring in 1999. The Company has signed a new lease for executive offices and corporate administrative offices in Tampa, Florida, commencing in August 1999 and expiring in February 2010 for approximately 66,680 square feet.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation other than routine matters which are incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted for vote of security holders during the fourth quarter of 1998.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

         Filed herewith as Exhibit 13.03 and incorporated herein by reference.


DIVIDEND POLICY:

         The Company has never paid a cash dividend on its Common Stock. The Board of Directors intends to retain earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on Common Stock for the foreseeable future. As a condition of the Company's revolving line of credit, the Company is currently restricted from paying cash dividends, other than in the form of partnership distributions, without the consent of two-thirds of its lenders. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         The Board of Directors authorized a three-for-two stock-split of the Company's Common Stock to be effected in the form of a stock dividend payable on March 2, 1999 to the shareholders of record as of February 16, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                 1998            1997           1996           1995           1994
                                              ----------     ----------       --------       --------       --------
                                                            (Dollar amounts in thousands,
                                                                except per share data)
Statements of Income Data:
Restaurant sales........................      $1,345,762     $1,142,588       $931,348       $730,204       $515,570
Other revenues..........................          13,159          9,049          6,052          3,488          1,356
                                              ----------     ----------       --------       --------       --------
Revenues ...............................       1,358,921      1,151,637       $937,400       $733,692       $516,926
                                              ----------     ----------       --------       --------       --------
Cost of sales ..........................         526,254        440,172        363,285        286,762        202,250
Labor and other related expenses .......         315,970        272,199        214,038        163,747        110,787
Other operating expenses ...............         290,539        251,959        195,229        150,409        108,952
General & administrative expenses ......          53,556         43,763         33,829         26,175         18,996
Provision for impaired assets and
  restaurant closings (1) ..............                         26,001
Loss (income) from operations of
  unconsolidated affiliates ............            (514)           467            102           (442)        (1,269)
                                              ----------     ----------       --------       --------       --------
Total costs and expenses ...............       1,185,805      1,034,561        806,483        626,651        439,716
                                              ----------     ----------       --------       --------       --------
Income from operations .................         173,116        117,076        130,917        107,041         77,210
Interest expense .......................          (1,157)        (2,489)        (1,096)        (1,375)          (302)
                                              ----------     ----------       --------       --------       --------
Income before elimination of
  minority partners' interest
  and provision for income taxes .......         171,959        114,587        129,821        105,666         76,908
Elimination of minority
  partners' interest ...................          21,238         19,411         17,925         15,181         11,930
                                              ----------     ----------       --------       --------       --------
Income before provision for income taxes         150,721         95,176        111,896         90,485         64,978
Provision for income taxes .............          53,506         33,724         40,283         29,167         21,602
                                              ----------     ----------       --------       --------       --------
Income before cumulative effect of a
  change in accounting principle........          97,215         61,452         71,613         61,318         43,376
Cumulative effect of a change in
  accounting principle (net of taxes)...          (4,880)
                                              ----------     ----------       --------       --------       --------
Net income .............................      $   92,335     $   61,452       $ 71,613       $ 61,318       $ 43,376
                                              ==========     ==========       ========       ========       ========
Basic earnings per common share
  Income before cumulative effect of
   change in accounting principle.......      $     1.32     $     0.86       $   1.00       $   0.87       $   0.62
  Cumulative effect of change in
   accounting principle (net of taxes)..           (0.06)
                                              ----------     ----------       --------       --------       --------
  Net income                                  $     1.26     $     0.86       $   1.00       $   0.87       $   0.62
                                              ==========     ==========       ========       ========       ========
Diluted earnings per common share
  Income before cumulative effect of
   change in accounting principle.......      $     1.29     $     0.84       $   0.97       $   0.84       $   0.61
  Cumulative effect of change in
   accounting principle (net of taxes)..           (0.06)
                                              ----------     ----------       --------       --------       --------
  Net income                                  $     1.23     $     0.84       $   0.97       $   0.84       $   0.61
                                              ==========     ==========       ========       ========       ========
Diluted earnings per common share
Pro forma net income (2) ...............                                                     $ 57,911       $ 41,196
                                                                                             ========       ========
Pro forma basic earnings per common
  share (2) ............................                                                     $   0.82       $   0.59
                                                                                             ========       ========
Pro forma diluted earnings per
  common share (2) .....................                                                     $   0.79       $   0.57
                                                                                             ========       ========
Basic weighted average number of
  common shares outstanding ............          73,446         71,751         71,720         70,518         69,533
Diluted weighted average number of
 common shares outstanding .............          75,228         72,758         73,934         73,316         71,511
Balance Sheet Data:
Working capital (deficiency) ...........      $   13,241     $   (5,220)      $(31,745)      $(10,883)      $ 19,273
Total assets ...........................         705,211        592,780        469,843        372,271        259,118
Long-term debt .........................          37,475         68,276         47,595         37,905         20,699
Interest of minority partners in
  consolidated partnerships ............           9,879          4,497          1,569          2,698          2,477
Stockholders' equity ...................         545,046        434,717        342,439        266,764        186,697

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

All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company filed a current report on Form 8-K, Item 4, regarding a change in the Company's certifying accountants dated December 18, 1998.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's executive officers and directors is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" and "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 19, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Company's Definitive Proxy Statement dated March 19, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 19, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement dated March 19, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)(1)   LISTING OF FINANCIAL STATEMENTS

         Report of Independent Accountants
         Page 7

         The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

         Consolidated Balance Sheets -
         December 31, 1998 and 1997
         Page 8

         Consolidated Statements of Income -
         Years ended December 31, 1998, 1997, and 1996
         Page 9

         Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1998, 1997, and 1996
         Page 10

         Consolidated Statements of Cash Flows
         Years ended December 31, 1998, 1997, and 1996
         Page 11

         Notes to Consolidated Financial Statements
         Pages 12 - 19

(b)      REPORTS ON FORM 8-K
         The Company filed a report on Form 8-K with the Securities and Exchange Commission dated December 18, 1998.


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

 4.02    Agreement and Plan of Reorganization dated December 18, 1991 among
         Outback Delaware, Outback Florida, American Restaurants of South
         Florida, Inc. ("ARSF") and the stockholders of ARSF (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-
         44452, and incorporated herein by reference)

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

 4.21    Agreement and Plan of Reorganization among Outback Steakhouse, Inc.,
         Outback Steakhouse of Florida, Inc. and Wibel & Associates (included as Exhibit 2.1 to Registration Statement on Form S-3, No. 333-38985, and incorporated herein by reference)

 4.22    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Novello and Associates, Inc.
         (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1997 and incorporated herein by reference)

 4.23    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Songlines, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1997 and incorporated herein by reference)

 4.24    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Stone, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended
         December 31,1997 and incorporated herein by reference)

 4.25    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Hood & Associates, Inc. and
         Dennis L. Hood (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1997 and incorporated herein by reference)



 4.26    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc. and Aaron Restaurant Group, Ltd.
         (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1997 and incorporated herein by reference)

 4.27    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc., Samuel Tancredi and Tancredi,
         Inc. (filed herewith)

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

10.22 Amended and Restated Commercial Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)


10.23    Credit Agreement dated as of August 22, 1997 among Outback Steakhouse,
         Inc., as Borrower, Outback Steakhouse of Florida, Inc., and Carrabba's
         Italian Grill, Inc., as Guarantors, The Lenders Identified Herein, as
         Lenders and Barnett Bank, N.A., as Agent (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997 and incorporated herein by reference)

10.24    Lease for the Company's executive offices (filed herewith)

13.01    Management's Discussion and Analysis (filed herewith)

13.02    Independent Auditors' Report and Consolidated Financial Statements
         (filed herewith)

13.03    Market for the Registrant's Common Stock and Related Stock Matters
         (filed herewith)

13.04    Independent Auditors' Report

21.01    List of Subsidiaries (filed herewith)

23.01    Consent of PricewaterhouseCoopers LLP (filed herewith)

27.01    Financial Data Schedule (filed herewith)(for SEC use only)


                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OUTBACK STEAKHOUSE, INC.

                                          By: /s/ Chris T. Sullivan
                                            -----------------------------------
                                                  Chris T. Sullivan, Chairman

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/ Chris T. Sullivan              Chairman, Chief Executive          March 30, 1999
-----------------------------       Officer and Director
Chris T. Sullivan                   (Principal Executive Officer)

/s/ Robert S. Merritt              Senior Vice President,             March 30, 1999
-----------------------------       Chief Financial Officer,
Robert S. Merritt                   Treasurer and Director
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

/s/ Robert D. Basham               President, Chief Operating         March 30, 1999
-----------------------------       Officer and Director
Robert D. Basham


/s/ J. Timothy Gannon              Senior Vice President and          March 30, 1999
--------------------------          Director
J. Timothy Gannon


/s/ Paul E. Avery                  Director                           March 30, 1999
-----------------------------
Paul E. Avery


/s/ John A. Brabson, Jr.           Director                           March 30, 1999
-----------------------------
John A. Brabson, Jr.


/s/ Charles H. Bridges             Director                           March 30, 1999
-----------------------------
Charles H. Bridges


/s/ W.R. Carey, Jr.                Director                           March 30, 1999
-----------------------------
W.R. Carey, Jr.



/s/ Edward L. Flom                Director                          March 30, 1999
-----------------------------
Edward L. Flom


                                  Director                          March   , 1999
-----------------------------
Debbi Fields Rose


/s/ Nancy Schneid                 Director                          March 30, 1999
-----------------------------
Nancy Schneid


/s/ Lee Roy Selmon                Director                          March 30, 1999
-----------------------------
Lee Roy Selmon


/s/ Toby S. Wilt                  Director                          March 30, 1999
-----------------------------
Toby S. Wilt
