Form 10-Q
period 1999-03-31
OUTBACK STEAKHOUSE INC
filed 1999-05-14
CIK 874691

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.

                                    20549

                                  FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended:                      Commission File Number:

     March 31, 1999                                     0-19334
     --------------                                     -------

                              OUTBACK STEAKHOUSE, INC.
                ---------------------------------------------
           (Exact name of registrant as specified in its charter)


                DELAWARE                             59-3061413
     -------------------------------   -----------------------------------
     (State or other jurisdiction of   (IRS Employer Identification Number)
     incorporation or organization)


                         550 North Reo Street, Suite 200
                                Tampa, FL  33609
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 7, 1999, there were 74,920,294 shares of Common Stock, $.01 par value outstanding.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. and Affiliates (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.

     The Consolidated Statement of Income for the three months ending
March 31, 1998 has been restated to reflect the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" which requires that preopening and other start-up costs be expensed as incurred rather than capitalized. The cumulative effect of the change in accounting principle, which was approximately $4,880,000 net of income taxes, was recorded as a one-time charge in the Company's Financial Statements.

                        OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED BALANCE SHEETS
                            (in thousands)   March 31,     December 31,
                                               1999            1998
ASSETS                                      (unaudited)
CURRENT ASSETS                               ---------     -----------
  Cash and cash equivalents..............    $ 59,392        $ 83,594
  Inventories............................      16,688          19,306
  Other current assets...................      19,648          19,152
                                             --------        --------
     Total current assets................      95,728         122,052
PROPERTY, FIXTURES AND EQUIPMENT, NET....     532,955         526,833
ASSETS HELD FOR DISPOSAL.................       3,385           3,385
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES, NET........      14,536           9,229
DEFERRED INCOME TAXES....................       1,867           3,265
OTHER ASSETS.............................      41,187          40,447
                                             --------        --------
                                             $689,658        $705,211
                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.......................   $ 23,353        $ 36,718
   Sales taxes payable....................      8,654           8,497
   Accrued expenses.......................     35,487          30,009
   Unearned revenue.......................     11,609          32,620
   Income taxes payable...................	8,242
   Current portion of long-term debt......        851             967
                                             --------        --------
      Total current liabilities...........     88,196         108,811
LONG-TERM DEBT............................      1,596          37,475
OTHER LONG-TERM LIABILITIES                     4,000           4,000
                                             --------        --------
      Total liabilities...................     93,792         150,286
INTEREST OF MINORITY PARTNERS IN             --------        --------
    CONSOLIDATED PARTNERSHIPS.............      7,958           9,879
                                             --------        --------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 200,000
    shares authorized; 74,821 shares issued;
    and 74,749 and 73,962 outstanding as of
    March 31, 1999 and December 31, 1998,
    respectively..........................        748             748
   Additional paid-in capital.............    182,184         176,584
   Retained earnings......................    405,890         378,539
                                             --------        --------
                                              588,822         555,871
   Less treasury stock, 72 and 859 shares at
    March 31, 1999 and December 31, 1998,
    respectively, at cost.................      (914)         (10,825)
                                             --------        --------
     Total stockholders' equity...........    587,908         545,046
                                             --------        --------
                                             $689,658        $705,211
                                             ========        ========
           See notes to unaudited consolidated financial statements.

                      OUTBACK STEAKHOUSE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share data, unaudited)

                                         Three Months Ended
                                             March 31,
                                       ----------------------
                                       1999              1998
                                    --------           --------
REVENUES
 Restaurant sales.................  $374,913           $321,120
 Other revenues...................     4,429              2,884
                                    --------           --------
TOTAL REVENUES....................  $379,342           $324,004
COSTS AND EXPENSES:                 --------           --------
 Cost of sales....................   143,975            125,183
 Labor and other related..........    88,370             75,105
 Other operating..................    81,718             70,071
 General & administrative.........    14,603             12,641
  Income from operations of
  unconsolidated affiliates.......      (235)              (112)
                                    --------           --------
                                     328,431            282,888
                                    --------           --------
INCOME FROM OPERATIONS                50,911             41,116
INTEREST INCOME (EXPENSE).........       248               (706)
INCOME BEFORE ELIMINATION OF MINORITY ------           --------
 PARTNERS'INTEREST AND INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE              51,159             40,410
ELIMINATION OF MINORITY
 PARTNERS'INTEREST................     7,134              5,741
INCOME BEFORE PROVISION             --------           --------
 FOR INCOME TAXES.................    44,025             34,669
PROVISION FOR INCOME TAXES .......    16,069             12,411
                                    --------           --------
INCOME BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE.    27,956             22,258
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NET
 OF INCOME TAXES) ................                       (4,880)
                                    --------           --------
NET INCOME .......................  $ 27,956           $ 17,378
                                    ========           ========

      See notes to unaudited consolidated financial statements.

                          OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF INCOME (continued)
              (in thousands, except per share data, unaudited)
BASIC EARNINGS PER COMMON SHARE
 Income before cumulative effect of
  a change in accounting principle
  (net of income taxes) ..........	 $  0.38		 $  0.31
 Cumulative effect of change in
  accounting principle (net
  of income taxes)................	    			   (0.07)
                                        --------                --------
 Net income.......................	 $  0.38 		 $  0.24
                                        ========                ========
 Basic weighted average number of
  common shares outstanding.......	  74,254		  72,974
                                        ========                ========


DILUTED EARNINGS PER COMMON SHARE
 Income before cumulative effect of
  a change in accounting principle
  (net of income taxes) ..........	 $  0.37		 $  0.30
 Cumulative effect of change in
  accounting principle (net
  of income taxes)................				   (0.07)
                                        --------                 -------
 Net income.......................       $  0.37                 $  0.23
                                        ========                 =======
 Diluted weighted average number of
  common shares outstanding.......        76,430                  74,804
                                        ========                ========

       See notes to unaudited consolidated financial statements.

                        OUTBACK STEAKHOUSE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)
                                                 Three Months Ended
                                                     March 31,
                                                  1999       1998
Cash flows from operating activities:         ----------   --------
Net income..................................  $   27,956   $ 17,378
Cumulative effect of change in accounting
   principle................................                  4,880
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation..............................      10,180      9,165
  Amortization..............................         555        708
  Minority partners' interest in
   consolidated partnerships' income........       7,134      5,741
   Income from unconsolidated affiliates....        (235)      (112)
 Change in assets and liabilities:
  Decrease in inventories...................       2,618          7
  (Increase) decrease in other current assets       (496)     2,848
  Decrease in deferred income tax asset.....       1,398        250
  Increase in other assets..................      (1,295)    (1,913)
  (Decrease) increase in accounts payable,
   sales taxes payable, and accrued expenses      (7,730)     6,294
  Increase in income taxes payable..........       8,242     12,161
  Decrease in unearned revenue..............     (21,011)   (16,521)
                                                 -------    -------
  Net cash provided by operating activities.      27,316     40,886
Cash flows used in investing activities:         -------    -------
 Capital expenditures.......................     (16,302)   (19,833)
 Payments from unconsolidated affiliates....          54        928
 Distributions to unconsolidated affiliates.        (531)      (198)
 Investments in and advances to
  unconsolidated affiliates.................      (4,595)      (332)
                                                 -------    -------
 Net cash used in investing activities......     (21,374)   (19,435)
                                                 -------    -------
Cash flows provided by (used in) financing activities:
 Adjustments from stock transactions........       4,995      5,556
 Proceeds from minority partners'
  contributions.............................         275        150
 Distributions to minority partners
  and shareholders..........................      (9,330)    (6,368)
 Repayments of long-term debt...............     (35,995)   (24,570)
 Proceeds from reissuance of treasury stock   	   9,911
                                                 -------    -------
 Net cash used in financing activities......     (30,144)   (25,232)
                                                 -------    -------
 Net decrease in cash and cash equivalents..     (24,202)    (3,781)
Cash and cash equivalents at beginning
  of period.................................      83,594     39,817
                                                 -------    -------
 Cash and cash equivalents at end of period.    $ 59,392   $ 36,036
                                                ========   ========
          See notes to unaudited consolidated financial statements.

                      OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 -------------------
                                                   1999       1998
                                                 --------  ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest..................     $   417    $   902
    Cash paid for income taxes..............         696      1,787



        See notes to unaudited consolidated financial statements.


                       OUTBACK STEAKHOUSE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
     The December 31, 1998 balance sheet has been derived from the audited financial statements but does not include all of the diclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1998 Annual Report.

2. Other Current Assets
    Other current assets consisted of the following (in thousands):

                                          March 31,     December 31,
                                            1999            1998
                                         -----------    -----------
Deposits (including income tax deposits) $  2,303       $  1,395
Accounts receivable................         8,450          9,273
Prepaid expenses...................         8,063          6,532
Other current assets...............           832          1,952
                                         --------       --------
                                         $ 19,648       $ 19,152
                                         ========       ========

3. Property, Fixtures and Equipment

     Property, fixtures and equipment consisted of the following (in thousands):

                                          March 31,     December 31,
                                             1999         1998
                                         ------------   -----------
Land..............................       $114,782       $111,961
Buildings & building improvements.        253,215        249,486
Furniture & fixtures..............         61,672         59,080
Equipment.........................        136,607        134,309
Leasehold improvements............         97,280         94,736
Construction in progress..........          9,788          7,470
Accumulated depreciation..........       (140,389)      (130,209)
                                         --------       --------
                                         $532,955       $526,833
                                         ========       ========

4. Other Assets

     Other assets consisted of the following (in thousands):

                                            March 31,   December 31,
                                             1999           1998
                                           -----------  -----------
Intangible assets, net(including liquor
   licenses)......................       $ 32,043       $ 29,900
Other assets......................          9,144         10,547
                                         --------        -------
                                         $ 41,187       $ 40,447
                                         ========       ========
5. Long-term Debt

  Long-term debt consisted of the following (in thousands):

                                              March 31,    December 31,
                                                1999           1998
                                              ----------   ------------
  Notes payable to banks, collateralized
    by various items including stock,
    investment securities, property fixtures
    and equipment, interest at rates ranging
    from 8.825% to 9.9% at March 31, 1998...    $   826      $   888
  Note payable to corporation, collateralized
    by real estate, interest at 9.0%. .......       200          229
  Other notes payable, uncollateralized, interest
    rates ranging from 5.36% to 7.99%. ......     1,421        1,642
  Revolving line of credit interest ranging
    from 5.56% to 5.57% at December 31, 1998
    (see below)..............................                 35,683
                                                 ------       ------
                                                  2,447       38,442
  Less current portion                              851          967
                                                 ------       ------
  Long-term debt                                $ 1,596      $37,475
                                                =======      =======

 The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30, 60, 90 or 120 day London Interbank Offered
 Rate ("LIBOR") (4.94% to 5.05% at March 31, 1999 and 5.06% to 5.07% at
 December 31, 1998). At March 31, 1999 the unused portion of the revolving
 Line of credit was $125,000,000. The line matures in August 2000.

        The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR.
 Approximately $5,901,000 of the line of credit is committed for the issuance of letters of credit, at March 31, 1999; $1,644,000 of which is to collateralize loans made by the bank to certain franchisees.

       The Company is the guarantor on an uncollateralized line of credit which permits borrowing of up to $25,000,000, maturing in March 2002, for one of its franchisees. At March 31, 1999 the balance on the line of credit was $15,220,000.

    6.      Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                           March 31,    December 31,
                                            1999            1998
                                          ---------     -----------
Accrued payroll...................        $  8,949         $10,998
Accrued advertising...............           8,174           2,827
Accrued rent......................           1,372           1,443
Accrued insurance.................           9,078           6,284
Accrued ESOP contribution.........           1,295             964
Accrued property taxes............           4,261           4,376
Other accrued expenses............           2,358           3,117
                                           -------         -------
                                          $ 35,487         $30,009
                                           =======         =======




                        OUTBACK STEAKHOUSE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of
Income bear to total revenues or restaurant sales as indicated, and (ii)
selected operating data:
                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                 1999       1998
                                                -------   --------
REVENUES:
 Restaurant sales.......................  	 98.8%      99.1%
 Other revenues.........................          1.2        0.9
                                                -----      -----
TOTAL REVENUES..........................        100.0      100.0
COSTS AND EXPENSES:                             -----      -----
 Cost of sales (1)......................         38.4       39.0
 Labor and other related (1)............         23.6       23.4
 Other operating........................         21.5       21.6
 General & administrative...............          3.8        3.9
 Income from operations of
  unconsolidated affiliates.............         (0.1)
     Total costs and expenses...........         86.6       87.3
                                                -----      -----
INCOME FROM OPERATIONS..................         13.4       12.7
INTEREST INCOME(EXPENSE)................          0.1       (0.2)
INCOME BEFORE ELIMINATION OF                    -----      -----
  MINORITY PARTNERS' INTEREST AND INCOME
  TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..................         13.5       12.5
ELIMINATION OF MINORITY PARTNERS'
  INTEREST..............................          1.9        1.8
                                                -----      -----
INCOME BEFORE PROVISION FOR INCOME TAXES         11.6       10.7
PROVISION FOR INCOME TAXES..............          4.2        3.8
                                                -----      -----
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE........          7.4        6.9
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NET OF INCOME TAXES) .......                    1.5
                                                -----      -----
NET INCOME..............................          7.4%       5.4%
                                                =====      =====
(1) As a percentage of restaurant sales.


Results of Operations (continued)
Three Months Ended
                                                    March 31,
                                                ------------------
                                                 1999       1998
                                                -------   --------

System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned ........................       $  341     $  291
  Domestic franchised and joint venture.           76         57
  International franchised and joint venture       13         11
                                                 ----       ----
    Total...............................          430        359
                                                 ----       ----
Carrabba's Italian Grills
  Company owned ........................           34         30
  Joint venture ........................            7          7
                                                 ----       ----
    Total...............................           41         37
                                                 ----       ----
System-wide total.......................       $  471      $ 396
                                               ======      =====



Number of restaurants (at end
  of the period):
Outback Steakhouse
  Company owned ............................     428         378
  Domestic franchised and joint venture.....      98          75
  International franchised and joint venture      24          17
                                                 ---         ---
    Total...................................     550         470
                                                 ===         ===

Carrabba's Italian Grills
  Company owned ............................      53          49
  Joint venture ............................      12          12
                                                 ---         ---
    Total...................................      65          61
                                                 ---         ---
System-wide total...........................     615         531
                                                 ===         ===




Three months ended March 31, 1999 and 1998

          Revenues. Total revenues increased by 17.1% to $379,342,000 during the first quarter of 1999 as compared with $324,004,000 in the same period in 1998. The increase was attributable to the opening of new restaurants after March 31, 1998, menu price increases of 1.5% at Outback Steakhouse in November 1998 and 2.0% at Carrabba's Italian Grills in October 1998, and per store revenue increases during the quarter of 5.7% and 5.5% at Outback
Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                        Three Months Ended
                                             March 31,
                                         ----------------
                                           1999     1998
                                          ------   ------
Average unit volumes(weekly):
	Outback Steakhouses..........   $ 63,521  $ 61,263
	Carrabba's Italian Grills....   $ 49,881  $ 47,292
Per person check averages:
	Outback Steakhouses..........   $  17.76  $  17.15
	Carrabba's Italian Grills....   $  18.52  $  17.23
Year to year percentage change:
    Same-store sales:
	Outback Steakhouses..........       5.7%      4.4%
	Carrabba's Italian Grills....       5.5%     17.1%
    Same store customer counts:
	Outback Steakhouses..........       2.1%      2.4%
	Carrabba's Italian Grills....      (1.8)%    11.6%


          Costs and expenses. Cost of restaurant sales as a percentage of restaurant sales, consisting of food and beverage costs, decreased in the first quarter of 1999, to 38.4% of restaurant sales as compared with 39.0% in the same period in 1998. The decrease was attributable to higher menu prices and commodity cost decreases in meat, liquor, beer and wine, partially offset by an increase in potato and onion costs.

          Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased in the first quarter of 1999 to 23.6% of restaurant sales, as compared with 23.4% in the same period in 1998. The increase resulted from higher hourly wage rates resulting from a competitive labor market and from additional staffing to support the rollout of the "Take-away" program, partially offset by higher comparable store revenues.

          Other operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation and amortization and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. As a percentage of revenues, these costs decreased to 21.5% in the first quarter of 1999 as compared to 21.6% in the same quarter of 1998. The decrease resulted from higher average unit volumes at Outback Steakhouse and Carrabba's Italian Grills during the quarter.

  General and administrative costs increased by $1,962,000 to $14,603,000 in the first quarter of 1999 as compared with $12,641,000 in the same period in 1998. This increase resulted from an additional staffs employed to manage Outback Steakhouse international franchising operations and Carrabba's Italian Grills, and an increase in overall administrative costs associated with operating additional Outback Steakhouses.


          (Income)loss from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback
Steakhouse and Carrabba's Italian Grills operated as development joint ventures. Income from development joint ventures was $235,000 in the first quarter of 1999 as compared with income of $112,000 in the same period in 1998. This increase was attributable to additional stores operating as development joint ventures in the first quarter of 1999 and to an increase in per store revenues and improved operating margins.

          Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $9,795,000 to $50,911,000, in the first quarter of 1999 as compared with $41,116,000 in the same period in 1998.

          Interest income (expense). Interest income was $248,000 during the first quarter of 1999 as compared with interest expense of $706,000 in the same period in 1998. The period to period change in interest income
(expense) resulted from changes in borrowing needs and the use of excess cash flow from operations to pay down the balance on the line of credit.

          Elimination of minority partners' interests. The allocation of minority partners' interest income included in this line item represents their portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these allocations were 1.9% and 1.8% during the quarter ended
March 31, 1999 and 1998, respectively. The increase in this ratio reflected changes in overall restaurant operating margins.

          Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 36.5% and 35.8% during the first quarters of 1999 and 1998, respectively. The change in the effective rate resulted from the decrease in FICA tip credit utilized in the respective periods.

     Income before cumulative effect of a change in accounting principle. The income before cumulative effect of a change in accounting principle for the first three months of 1999 was $27,956,000 as compared with $22,258,000 in the same period in 1998. Basic earnings per share on income before cumulative effect of a change in accounting principle increased to $0.38 during the first three months of 1999 as compared with $0.31 for the same period in 1998. Diluted earnings per share on income before the cumulative effect of a change in accounting principle increased to $0.37 during the first three months of 1999 as compared with $0.30 for the same period in 1998.

   Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the new accounting principle, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The cumulative effect of the change in accounting principle (net of taxes), was a charge of $4,880,000 and is a restatement as of the beginning of 1998. Basic and diluted earnings per share for the first quarter of 1998 were both reduced by $0.07 due to the impact of the cumulative effect of the change in accounting principle.


          Net income and earnings per share. Net income for the first quarter of 1999 was $27,956,000 as compared with net income of $17,378,000 in the same period in 1998. Basic earnings per share increased to $0.38 during the first quarter of 1999 as compared with basic earnings per share of $0.24 for the same period in 1998. Diluted earnings per share increased to $0.37 during the first quarter of 1999 as compared with diluted earnings per share of $0.23 for the same period in 1998.



Liquidity and Capital Resources

          The following table presents a summary of the Company's cash flows and capital expenditures for the periods indicated.


                               Year Ended         Three Months Ended
                              December 31,              March 31,
                                  1998            1999          1998
Net cash provided by          -----------       -----------  ---------
  operating activities          $178,757          $27,316      $40,886
 Net cash used in investing
  activities                    (104,922)         (21,374)     (19,435)
Net cash used in
  financing activities           (30,058)         (30,144)     (25,232)
Net increase(decrease) in cash  --------         ---------    --------
  and cash equivalents          $ 43,777         $(24,202)    $( 3,781)
                                ========         =========    ========

     The Company requires capital principally for the development of new
Company owned and joint venture restaurants. Capital expenditures totaled approximately $103,892,000 for the year ended December 31, 1998 and $16,302,000 and $19,833,000 during the first quarters of 1999 and 1998, respectively. The
Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 1999 will be free-standing units.

     At March 31, 1999, the Company had two uncollateralized lines of credit totaling $132,500,000. Approximately $5,901,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. The Company expects that its capital requirements through the end of 1999 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated
Financial Statements.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At March
31, 1999, the borrowings totaled approximately $15,220,000. See Note 5 of
Notes to Unaudited Consolidated Financial Statements.

YEAR 2000 ISSUE
Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.

         The Company has instituted a Year 2000 task force which has initiated a comprehensive project to prepare its information technology ("IT") systems and non-IT systems for the Year 2000. The project includes identification and assessment of software, hardware and equipment that could potentially be affected by the Year 2000 issue, remedial action and further testing procedures. The Company plans to complete this project by June 30, 1999. The
Company believes that the majority of its operations are Year 2000 compliant and currently estimates the total cost of its Year 2000 project will be approximately $600,000. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.

         The Company's most significant third-party business partners consist of restaurant food and supplies vendors who serve the Company. An initial inventory of significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. All responses received to date have indicated the vendor is now or will be Year 2000 compliant prior to January 1, 2000. The Company intends to develop contingency plans by the third quarter of 1999 for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change of vendors to minimize our risk. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

         Management believes that the Company has an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unique nature of the problem and lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures or a failure to have successfully concluded system remediation efforts. Any of these unforeseen events may have a material adverse impact on the Company's results of operations, financial condition or cashflows. Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time. The Company is in the process of developing a contingency plan intended to mitigate the effects of problems experienced by the Company or key vendors or service providers in the timely implementation of Year 2000 programs. The Company expects to have the contingency plan developed by the third quarter of 1999.

         The most likely worst case scenario for the Company is that a significant number of our restaurants will be temporarily unable to operate due to public infrastructure failures and/or food supply problems. Some restaurants may have problems for extended periods of time. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the disruption period. Loss of restaurant sales would be partially mitigated by reduced costs.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $125 million revolving line of credit with its bank.
Borrowings under the agreement bear interest at rates ranging from 50 to 75 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At
March 31, 1999, the Company did not have an outstanding balance on the line of credit. At December 31, 1998, there was $35,683,000 outstanding on the line of credit. Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely.
However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. The Company expect that in most cases the Company could pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

Cautionary Statement

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements' within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profits percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes,"
"anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases.
In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees.
Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

PART II:  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

                27 - Financial Data Schedules (for SEC use only)

    (b)   Reports on Form 8-K


               There were no reports filed on Form 8-K during the quarter ended March 31, 1999.




                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                             OUTBACK STEAKHOUSE, INC.



 Date: May 14, 1999                 By:  /s/ Robert S. Merritt
                                             Robert S. Merritt
                                             Senior Vice President,
                                             Finance (Principal Financial
                                             and Accounting Officer)


















