Form 10-Q
period 1999-06-30
OUTBACK STEAKHOUSE INC
filed 1999-08-16
CIK 874691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.

                                   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended:                      Commission File Number:

           June 30, 1999                                0-19334
        -------------------                     ------------------------


                           OUTBACK STEAKHOUSE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                             59-3061413
  -------------------------------    ----------------------------------
 (State or other jurisdiction of   (IRS Employer Identification Number)
  incorporation or organization)

                       550 North Reo Street, Suite 200
                              Tampa, FL  33609
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 1999, there were 75,255,047 shares of Common Stock, $.01 par value outstanding.

                                      1 of 24
                         OUTBACK STEAKHOUSE, INC.

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


































                                      2 of 24
                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                               June 30,     December 31,
                                                1999           1998
                                             -----------    ------------
                                 ASSETS      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents..............     $ 76,166        $ 83,594
  Inventories............................       15,852          19,306
  Other current assets...................       23,209          19,152
                                              --------        --------
       Total current assets..............      115,227         122,052
PROPERTY, FIXTURES AND EQUIPMENT, NET....      552,314         526,833
ASSETS HELD FOR DISPOSAL.................        2,713           3,385
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............       15,281           9,229
DEFERRED INCOME TAXES....................        1,600           3,265
OTHER ASSETS.............................       41,282          40,447
                                              --------        --------
                                              $728,417        $705,211
                                              ========        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................     $ 26,605        $ 36,718
  Sales taxes payable....................        9,062           8,497
  Accrued expenses.......................       35,342          30,009
  Unearned revenue.......................       12,160          32,620
  Income taxes payable...................        3,019
  Current portion of long-term debt......        1,338             967
                                              --------        --------
       Total current liabilities.........       87,526         108,811
LONG-TERM DEBT...........................          844          37,475
OTHER LONG TERM LIABILITIES..............        4,000           4,000
                                              --------        --------
    Total liabilities....................       92,370         150,286
                                              --------        --------
INTEREST OF MINORITY PARTNERS IN
  CONSOLIDATED PARTNERSHIPS..............        7,390           9,879
                                              --------        --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
    shares authorized, 75,146 and 74,821
    shares issued; and 75,146 and 73,962
    outstanding as of June 30, 1999 and
    December 31,1998, respectively.......          751             748
  Additional paid-in capital.............      191,119         176,584
  Retained earnings......................      436,787         378,539
                                              --------        --------
                                               628,657         555,871
  Less treasury stock, 859 shares at
    December 31, 1998, at cost...........                      (10,825)
                                              --------        --------
    Total stockholders' equity...........      628,657         545,046
                                              --------        --------
                                              $728,417        $705,211
                                              ========        ========
              See notes to unaudited consolidated financial statements.
                                      3 of 24
                            OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                            Three Months Ended        Six Months Ended
                                June 30,                  June 30,
                            1999        1998           1999       1998
                           --------    --------      --------    --------
REVENUES
Restaurant sales........   $398,372    $339,165      $773,285    $660,285
Other revenues..........      3,433       2,838         6,685       5,722
                           --------    --------      --------    --------
TOTAL REVENUES..........    401,805     342,003       779,970     666,007
                           --------    --------      --------    --------
COSTS AND EXPENSES
  Cost of sales.........    150,787     131,969       294,762     257,152
  Labor & other
   related..............     93,521      79,226       181,891     154,331
  Other restaurant
   operating............     84,443      72,863       164,709     142,934
  General & administrative   16,027      13,244        30,402      25,885
  Income from operations of
   unconsolidated affiliates.  (342)       (181)         (577)       (293)
                           --------    --------      --------    --------
                            344,436     297,121       671,187     580,009
                           --------    --------      --------    --------
INCOME FROM OPERATIONS..     57,369      44,882       108,783      85,998
OTHER INCOME (EXPENSE), NET    (901)       (125)       (1,404)       (125)
INTEREST INCOME (EXPENSE)       282        (218)          530        (924)
                           --------    --------      --------    --------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     56,750      44,539       107,909      84,949
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      8,093       6,133        15,227      11,874
                           --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......     48,657      38,406        92,682      73,075
PROVISION FOR INCOME TAXES   17,760      13,749        33,829      26,161
                           --------    --------      --------    --------
INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE..     30,897      24,657        58,853      46,914
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE
  (NET OF TAXES)........                                           (4,880)
                           --------    --------      --------    --------
NET INCOME..............   $ 30,897    $ 24,657      $ 58,853    $ 42,034
                           ========    ========      ========    ========
See notes to unaudited consolidated financial statements.
                                      4 of 24
                        OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF INCOME (continued)
              (in thousands except per share data, unaudited)

                            Three Months Ended        Six Months Ended
                                June 30,                  June 30,
                            1999        1998           1999       1998
                           --------    --------      --------    --------
BASIC EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.41    $   0.34      $   0.79    $   0.64
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                            (0.07)
                           --------    --------      --------    --------
Net income..............   $   0.41    $   0.34      $   0.79    $   0.57
                           ========    ========      ========    ========
BASIC WEIGHTED SHARES
  OUTSTANDING...........     74,953      73,538        74,609      73,257
                           ========    ========      ========    ========
DILUTED EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.40    $   0.33       $  0.76    $   0.62
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                            (0.06)
                           --------    --------      --------    --------
Net income..............   $   0.40    $   0.33      $   0.76    $   0.56
                           ========    ========      ========    ========
DILUTED WEIGHTED SHARES
  OUTSTANDING...........     77,539      75,635        76,991      75,221
                           ========    ========      ========    ========














See notes to unaudited consolidated financial statements.

                                      5 of 24
                    OUTBACK STEAKHOUSE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, unaudited)  Six Months Ended June 30,
                                                   1999         1998
Cash flows from operating activities:            --------     --------
Net income..................................     $ 58,853     $ 42,034
Cumulative effect of change in accounting
  principle                                                      4,880
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        20,804       18,540
 Amortization..............................         1,267          798
 Minority partners' interest in
  consolidated partnerships' income........        15,227       11,874
 Income from unconsolidated affiliates.....          (577)        (293)
 Change in assets and liabilities:
  Decrease in inventories..................         3,454        2,120
  (Increase) decrease in other current assets      (4,057)         970
  Decrease(increase) in deferred income taxes       1,665       (2,072)
  Decrease in other assets..................          409          566
  (Decrease) increase in accounts payable,
   sales taxes payable, and accrued expenses       (4,215)       6,672
  Increase in income taxes payable..........        3,019        1,072
  Decrease in unearned revenue..............      (20,460)     (19,038)
                                                 --------     --------
   Net cash provided by operating activities       75,389       68,123
Cash flows used in investing activities:         --------     --------
 Capital expenditures.......................      (45,613)     (38,983)
 Payments from unconsolidated affiliates....           64        2,648
 Distributions to unconsolidated affiliates.         (594)        (391)
 Investments in and advances to unconsolidated
  affiliates................................       (4,945)        (679)
                                                 --------     --------
   Net cash used in investing activities....      (51,088)     (37,405)
Cash flows from financing activities:            --------     --------
 Proceeds from exercises of stock options...       11,069       13,782
 Proceeds from minority partners' contributions       550          475
 Distributions to minority partners
  and shareholders..........................      (18,266)     (13,287)
 Repayments of long-term debt...............      (36,260)     (39,265)
 Proceeds from reissuance of treasury stock.       11,178
   Net cash used in financing                    --------     --------
     activities.............................      (31,729)     (38,295)
                                                 --------     --------
Net decrease in cash and cash equivalents...       (7,428)      (7,577)
Cash and cash equivalents at beginning
   of period................................       83,594       39,817
                                                 --------     --------
Cash and cash equivalents at end of period..    $  76,166    $  32,240
                                                 ========     ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................    $     470    $   1,692
   Cash paid for income taxes...............       21,089       21,227
Supplemental disclosures of non-cash items:
   Purchase of minority partners' interest
   (see note 7).............................        2,511    $   3,006
See notes to unaudited consolidated financial statements.
                                      6 of 24
                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation

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

   Certain amounts shown in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications did not have an effect on total assets, total liabilities, stockholders' equity or net income.

   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

   The December 31, 1998 Balance Sheet has been derived from the audited Financial Statements but does not include all of the disclosures required by generally accepted accounting principles. It is suggested that these Financial Statements should be read in conjunction with the Financial Statements and Financial Notes thereto included in the Company's 1998 Annual Report.

   All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.

2.   Other Current Assets
Other current assets consisted of the following (in thousands):
                                          June 30,     December 31,
                                            1999           1998
                                          --------      ---------
Deposits (including income tax deposits)  $  3,864      $   1,395
Accounts receivable...............           9,120          9,273
Prepaid expenses..................           9,403          6,532
Other current assets..............             822          1,952
                                          --------      ---------
                                          $ 23,209      $  19,152
                                          ========      =========




                                  7 of 24
                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

3. Property, Fixtures and Equipment, Net. Property, fixtures and equipment consisted of the following (in thousands):
                                               June 30,     December 31,
                                                 1999         1998
                                               --------      ---------
Land..............................            $ 117,525      $ 111,961
Buildings and building improvements             269,222        249,486
Furniture and fixtures............               63,912         59,080
Equipment.........................              143,275        134,309
Leasehold improvements............               96,501         94,736
Construction in progress..........               12,892          7,470
Accumulated depreciation..........             (151,013)      (130,209)
                                               --------      ---------
                                              $ 552,314      $ 526,833
                                               ========      =========

4.   Other Assets
Other assets consisted of the following (in thousands):
                                               June 30,     December 31,
                                                 1999           1998
                                               --------      ---------
Intangible assets (including liquor licenses)  $ 32,197         29,900
Other assets......................                9,085         10,547
                                               --------      ---------
                                               $ 41,282      $  40,447
                                               ========      =========
5.  Long-term Debt
Long-term debt consisted of the following (in thousands):
                                               June 30,     December 31,
                                                 1999            1998
                                                --------      ---------
Notes payable to banks collateralized by
  property, fixtures and equipment, interest
  at rates ranging from 8.825% to 9.90%.......   $   762        $   888
Note payable to corporation, collateralized
  by real estate, interest at 9.0%...........        170            229
Other notes payable, uncollateralized, interest at
  rates ranging from 5.36% to 7.99%..........      1,250          1,642
Revolving line of credit, interest rates
  ranging from 5.42% to 5.96% at June 30, 1999
  (see below) ..............................                     35,683
                                                --------      ---------
                                                   2,182         38,442
Less current portion                               1,338            967
                                                --------      ---------
Long-term debt                                   $   844        $37,475
                                                ========      =========
                                8 of 24
                       OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

   The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate ("LIBOR") (4.92% to 5.46% at June 30, 1999). At June 30, 1999 the unused portion of the revolving line of credit was $125,000,000. The line matures in August 2000.

   The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR.
Approximately $4,951,000 of the line of credit is committed for the issuance of letters of credit, $1,448,000 of which is to collateralize loans made by the bank to certain franchisees.

    The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At June 30, 1999 the balance was approximately $16,120,000.

   See "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

6.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                             June 30,     December 31,
                                               1999           1998
                                             --------      ---------
Accrued payroll...................          $  12,082        $10,998
Accrued advertising...............              2,953          2,827
Accrued rent......................              1,488          1,443
Accrued insurance.................              8,983          6,284
Accrued ESOP contribution.........              1,624            964
Accrued property taxes............              5,493          4,376
Other accrued expenses............              2,719          3,117
                                             --------       --------
                                             $ 35,342       $ 30,009
                                             ========       ========


7. Business Combinations

     On February 11, 1999 and May 27, 1999, the Company issued a total of 102,500 shares of Common Stock to two area operating partners for all of their outstanding interest in 16 Outback Steakhouses. The mergers have been accounted for by the purchase method and the related goodwill is included in the line item entitled "Other Assets" in the Company's Consolidated Balance Sheets.

                                      9 of 24
                             OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:
                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ----------------    ----------------
                                       1999     1998       1999     1998
REVENUES                             ------    ------    ------    ------
 Restaurant sales                      99.1%     99.2%     99.1%     99.1%
 Other revenues                         0.9       0.8       0.9       0.9
                                     ------    ------    ------    ------
TOTAL REVENUES                        100.0     100.0     100.0     100.0

COSTS AND EXPENSES:
 Cost of sales (1)                     37.9      38.9      38.1      38.9
 Labor & other related (1)             23.5      23.4      23.5      23.4
 Other restaurant operating (1)        21.2      21.5      21.3      21.6
 General & administrative               4.0       3.9       3.9       3.9
 (Income) loss from operations of
   unconsolidated affiliates           (0.1)     (0.1)     (0.1)
    Total costs and expenses           85.7      86.9      86.1      87.1
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS                 14.3      13.1      13.9      12.9
OTHER INCOME (EXPENSE), NET            (0.2)               (0.2)
INTEREST INCOME (EXPENSE)                        (0.1)      0.1     (0.1)
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                     14.1      13.0      13.8      12.7
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                              2.0       1.8       2.0       1.8
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         12.1      11.2      11.8      10.9
PROVISION FOR INCOME TAXES              4.4       4.0       4.3       3.9
                                     ------    ------    ------    ------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE        7.7       7.2       7.5       7.0
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NET OF TAXES)                                 0.7
                                     ------    ------    ------    ------
NET INCOME                              7.7%      7.2%      7.5%      6.3%
                                     ======    ======    ======    ======
(1) As a percentage of restaurant sales.
                                      10 of 24
Results of Operations (continued)
                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ----------------    ----------------
                                       1999     1998       1999     1998
                                     ------    ------    ------    ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and
      international                  $  363    $  309    $  704    $  600
  Domestic franchised and
      joint venture                      84        62       160       119
  International franchised and
      joint venture                      14        12        27        23
                                     ------    ------    ------    ------
     Total                              461       383       891       742
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned                          35        30        69        60
  Joint venture                           8         7        15        14
                                     ------    ------    ------    ------
     Total                               43        37        84        74
                                     ------    ------    ------    ------
System-wide total                    $  504    $  420    $  975    $  816
                                     ======    ======    ======    ======


                                                          June 30,
                                                      --------------
                                                      1999      1998
                                                      ----      ----
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned - domestic and international           437      390
  Domestic franchised and joint venture                103       76
  International franchised and joint venture            25       20
                                                       ---      ---
     Total                                             565      486
                                                       ---      ---

Carrabba's Italian Grills
   Company owned                                        53       50
   Joint venture                                        13       12
                                                       ---      ---
      Total                                             66       62
                                                       ---      ---
System-wide total                                      631      548
                                                       ===      ===

                                     11 of 24
Three months ended June 30, 1999 and 1998
        Revenues. Total revenues increased by 17.5% to $401,805,000 during the second quarter of 1999 as compared with $342,003,000 in the same period in 1998. The increase was attributable to the opening of new restaurants after June 30, 1998, menu price increases of 1.5% at Outback Steakhouse in November 1998 and 2.0% at Carrabba's Italian Grills in October 1998, and per store revenue increases during the quarter of 6.1% and 6.6% at Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                        Three Months Ended
                                             June 30,
                                         ----------------
                                           1999     1998
                                          ------   ------
Average unit volumes(weekly):
      Outback Steakhouses..........   $ 64,731  $ 62,097
      Carrabba's Italian Grills....   $ 50,731  $ 47,031
Per person check averages:
      Outback Steakhouses..........   $  17.45  $  16.88
      Carrabba's Italian Grills....   $  18.47  $  17.18
Year to year percentage change:
    Same-store sales:
      Outback Steakhouses..........       6.1 %     4.9 %
      Carrabba's Italian Grills....       6.6 %    10.9 %
    Same store customer counts:
      Outback Steakhouses..........       2.7 %     3.9 %
      Carrabba's Italian Grills....      (0.4)%     3.7 %

        Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, decreased in the second quarter of 1999 to 37.9% of restaurant sales as compared with 38.9% in the same period in 1998. The decrease was attributable to higher menu prices and commodity cost decreases in beef, ribs, produce and dairy products, particularly butter.
        Labor and other related expenses increased as a percentage of restaurant sales by 0.1% to 23.5% in the second quarter of 1999 as compared with 23.4% in the same period in 1998. The increase resulted from higher hourly wage rates for kitchen staff resulting from a competitive labor market, partially offset by higher comparable store revenues.
        Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation, preopening expenses, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs decreased by 0.3% of restaurant sales to 21.2% in the second quarter of 1999, as compared with 21.5% in the same period in 1998. The decrease resulted from higher average unit volumes at Outback Steakhouses and Carrabba's Italian Grills during the quarter, which reduces the fixed and indirectly variable costs as a percentage of revenue.
                                  12 of 24


        General and administrative costs increased by $2,783,000 to $16,027,000 in the second quarter of 1999 compared with $13,244,000 during the same period in 1998. This increase resulted from an increase in salary expenses related to higher restaurant management training costs, an increase in overall administrative costs associated with operating additional Outback Steakhouses and additional costs associated with new concept development.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the development joint ventures was $342,000 during the second quarter of 1999 as compared with a income of $181,000 during the same period in 1998. This increase was attributable to additional stores operating as development joint ventures in the second quarter of 1999 and to an increase in per store revenues and improved operating margins.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $12,487,000, to $57,369,000, in the second quarter of 1999 as compared with $44,882,000 in the same period in 1998.

         Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $901,000 during the second quarter of 1999 as compared with net expense of $125,000 in the same period in 1998. The increase in the net expense resulted from increased operating costs associated with the development and growth of non-restaurant operations.

         Interest income (expense). Interest income was $282,000 during the second quarter of 1999 as compared with interest expense of $218,000 in the same period in 1998. The period to period change in interest income (expense) resulted from changes in borrowing needs and the use of excess cash flow from operations to pay down the balance on the line of credit.

         Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these costs were 2.0% and 1.8% during the quarters ended June 30, 1999 and 1998, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.



                                   13 of 24


         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 36.5% and 35.8% during the second quarters of 1999 and 1998, respectively. The increase in the effective rate resulted from the decrease in FICA tip credits the Company was able to utilize in the current period.


         Net income and earnings per common share. Net income for the second quarter of 1999 was $30,897,000 as compared with net income of $24,657,000 in the same period in 1998. Basic earnings per share increased to $0.41 per share during the second quarter of 1999 as compared with basic earnings per share of $0.34 for the same period in 1998. Basic weighted shares outstanding increased by approximately 1,415,000 shares from 73,538,000 shares at June 30, 1998 to 74,953,000 at June 30, 1999. The increase was primarily due to the issuance of shares for stock option exercises. Diluted earnings per share increased to $0.40 per share during the second quarter of 1999 as compared with diluted earnings per share of $0.33 for the same period in 1998. Diluted weighted shares outstanding increase by approximately 1,904,000 shares from 75,635,000 shares at June 30, 1998 to 77,539,000 shares at June 30, 1999. The increase was primarily due to the issuance of shares for stock option exercises and increased dilutive effect of outstanding stock options because of higher average stock prices over the period.

























                                     14 of 24
Six months ended June 30, 1999 and 1998

        Revenues. Total revenues increased by 17.1% to $779,970,000 during the first half of 1999 as compared with $666,007,000 in the same period in 1998. The increase was attributable to the opening of new restaurants after June 30, 1998, menu price increases of 1.5% at Outback Steakhouse in November 1998 and 2.0% at Carrabba's Italian Grills in October 1998, and per store revenue increases during the first half of 1999 of 5.8% and 6.0% for Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                        Six Months Ended
                                             June 30,
                                         ----------------
                                           1999     1998
                                          ------   ------
Average unit volumes(weekly):
      Outback Steakhouses..........   $ 64,133  $ 61,682
      Carrabba's Italian Grills....   $ 50,301  $ 47,291
Per person check averages:
      Outback Steakhouses..........   $  17.60  $  17.01
      Carrabba's Italian Grills....   $  18.49  $  17.20
Year to year percentage change:
    Same-store sales:
      Outback Steakhouses..........       5.8 %     4.7 %
      Carrabba's Italian Grills....       6.0 %    13.3 %
    Same store customer counts:
      Outback Steakhouses..........       2.4 %     3.2 %
      Carrabba's Italian Grills....      (1.8)%     5.5 %

        Costs and expenses. Cost of sales as a percentage of restaurant sales, decreased by 0.8% to 38.1% in the first half of 1999 as compared with 38.9% in the same period in 1998. The decrease was attributable to higher menu prices and commodity cost decreases in beef, produce and dairy products, particularly butter, and partially offset by an increase in potato and onion costs.

        Labor and other related expenses increased as a percentage of restaurant sales by 0.1% to 23.5% in the first half of 1999 as compared with 23.4% in the same period in 1998. The increase resulted from higher hourly wage rates for kitchen staff resulting from a competitive labor market, partially offset by higher comparable store revenues.

        Other restaurant operating expenses decreased by 0.3% of restaurant sales to 21.3% in the first half of 1999 as compared with 21.6% in the same period in 1998. The decrease resulted from higher average unit volumes for both Outback Steakhouse and Carrabba's Italian Grills during the six months, which reduces the fixed and indirectly variable costs as a percentage of revenue.

                                    15 of 24


        General and administrative costs increased by $4,517,000 to $30,402,000 during the first half of 1999 as compared to with $25,885,000 during the same period in 1998. This increase resulted from an increase in salary expenses related to higher restaurant management training costs, an increase in overall administrative costs associated with operating additional Outback Steakhouses and additional costs associated with new concept development.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the joint ventures was $577,000 in the first six months of 1999 as compared with income of $293,000 in the same period in 1998. This increase was attributable to additional stores operating as development joint ventures in the first half of 1999 and to an increase in per store revenues and improved operating margins.

        Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $22,785,000, to $108,783,000 in the first half of 1999 as compared with $85,998,000 in the same period in 1998.

        Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $1,404,000 during the first six months of 1999 as compared with net expense of $125,000 in the same period in 1998. The increase in the net expense resulted from increased operating costs associated with the development and growth of non-restaurant operations.

        Interest income (expense). Interest income was $530,000 during the first six months of 1999 as compared with interest expense of $924,000 in the same period in 1998. The period to period change in interest income (expense) resulted from changes in borrowing needs and the use of excess cash flow from operations to pay down the balance on the line of credit.

        Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 2.0% and 1.8% during the six months ended June 30, 1999 and 1998, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.



                                    16 of 24

        Provision for income taxes. The provision for income taxes in the first half of both 1999 and 1998 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 36.5% and 35.8% during the second quarters of 1999 and 1998, respectively. The increase in the effective rate resulted from the decrease in FICA tip credits the Company was able to utilize in the first half of 1999.

        Income before cumulative effect of a change in accounting principle. The income before cumulative effect of a change in accounting principle for the first half of 1999 was $58,853,000 as compared with $46,914,000 in the same period in 1998. Basic earnings per share on income before cumulative effect of a change in accounting principle increased to $0.79 during the first half of 1999 as compared with $0.64 for the same period in 1998. Diluted earnings per share on income before the cumulative effect of a change in accounting principle increased to $0.76 during the first half of 1999 as compared with $0.62 for the same period in 1998.

        Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the new accounting principle, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The cumulative effect of the change in accounting principle (net of taxes), for the first half of 1998 was $4,880,000. Basic and diluted earnings per share for the first half of 1998 were reduced by $0.07 and $0.06, respectively, due to the impact of the cumulative effect of the change in accounting principle.

        Net income and earnings per common share. Net income for the first half of 1999 was $58,853,000 as compared with net income of $42,034,000 in the same period in 1998. Basic earnings per share increased to $0.79 during the first half of 1999 as compared with $0.57 in the same period in 1998. Diluted earnings per share increased to $0.76 during the first half of 1999 as compared with $0.56 in the same period in 1998.












                                  17 of 24
Liquidity and Capital Resources

      The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                               Year Ended         Six Months Ended
                              December 31,     June 30,        June 30,
                                  1998           1999           1998
                               ---------      ----------     ----------
Net cash provided by
  operating activities         $ 178,757      $ 75,389       $ 68,123
Net cash used in investing
  activities                    (104,922)      (51,088)       (37,405)
Net cash used in
  financing activities           (30,058)      (31,729)       (38,295)
                               ---------      ----------     ----------
Net increase (decrease) in
  cash and cash equivalents    $  43,777      $ (7,428)      $ (7,577)
                               =========      ========       ========

    The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $103,892,000 for year ended December 31, 1998 and $45,613,000 and $38,983,000 during the first six months of 1999 and 1998, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

    At June 30, 1999, the Company had two uncollateralized lines of credit totaling $132,500,000. Approximately $4,951,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. The Company expects that its capital requirements through the end of 1999 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

    The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At June 30, 1998, the borrowings totaled approximately $16,120,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.










                                  18 of 24

YEAR 2000 ISSUE

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.
         The Company has instituted a Year 2000 task force which has initiated a comprehensive project to prepare its information technology ("IT") systems and non-IT systems for the Year 2000. The project includes identification and assessment of software, hardware and equipment that could potentially be affected by the Year 2000 issue, remedial action and further testing procedures. The Company believes that the majority of its operations are Year 2000 compliant and currently estimates the total cost of its Year 2000 project will be approximately $600,000. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.
         The Company's most significant third-party business partners consist of restaurant food and supplies vendors who serve the Company. An inventory of significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. All responses received to date have indicated the vendor is now or will be Year 2000 compliant prior to January 1, 2000. The Company is in the process of developing contingency plans for completion by the end of the third quarter of 1999 for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change of vendors to minimize our risk. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.
         Management believes that the Company has an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unique nature of the problem and lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures or a failure to have successfully concluded system remediation efforts. Any of these unforeseen events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time. The Company is in the process of developing a contingency plan intended to mitigate the effects of problems experienced by the Company or key vendors or service providers in the timely implementation of Year 2000 programs. The Company expects to have the contingency plan developed by the third quarter of 1999.
                                 19 of 24
         The most likely worst case scenario for the Company is that a significant number of our restaurants will be temporarily unable to operate due to public infrastructure failures and/or food supply problems. Some restaurants may have problems for extended periods of time. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the disruption period. Loss of restaurant sales would be partially mitigated by reduced costs.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $125 million revolving line of credit with its bank. Borrowings under the agreement bear interest at rates ranging from 50 to 75 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At June 30, 1999, the Company did not have an outstanding balance on the line of credit. At December 31, 1998, there was $35,683,000 outstanding on the line of credit. Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. The Company expects that in most cases the Company could pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.


















                                           20 of 24



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

    The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

(i)  Ability to obtain appropriate real estate sites at acceptable prices;
(ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
(iii)Impact of government moratoriums or approval processes which could result in significant delays;
(iv) Ability to obtain all necessary contractors and sub-contractors;
(v) Union activities such as picketing and hand billing which could delay construction;
(vi) Weather and acts of God beyond the Company's control resulting in construction delays.
                               21 of 24
                             OUTBACK STEAKHOUSE, INC.
                           PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held an Annual Meeting of Stockholders on Thursday, April 22, 1999. The matters submitted for vote and the related election results are as follows:

      1. To elect Robert D Basham, W.R. Carey, Jr., Nancy Schneid, and Toby S. Wilt as directors of the Company, each for a three year term. The results of proxies voted for the election of the directors are as follows:

Name of Nominee   Votes For  % of      Votes   % of    Exceptions  % of
  /Director                 Eligible Withheld Eligible            Eligible
---------------   --------- -------- -------- -------- ---------- --------
Robert D. Basham 42,098,157   85.0%   802,461   1.6%        0       0.0%
W.R. Carey,Jr.   42,077,053   84.9%   823,565   1.7%        0       0.0%
Nancy Schneid    42,040,190   84.9%   860,428   1.7%        0       0.0%
Toby S. Wilt     42,076,988   84.9%   823,630   1.7%        0       0.0%

Eligible         49,543,312

    2. To vote on a proposal to amend the Company's Amended and Restated Stock Option Plan to increase the number of shares of Common Stock for which options may be granted from 15,000,000 to 22,500,000, and to change the maximum number of shares of Common Stock for which options may be granted to any one individual from 900,000 over the term of the plan to 900,000 per year. The results of proxies voted are as follows:
                                                  % of
                                                Eligible
                                                -------
                   For            27,240,153      55.0%
                   Against        11,093,797      22.4%
                   Abstain            56,326       0.1%
                                  ----------     -----
                   Total          38,390,276      77.5%
                                  ==========     =====

    3. To transact such other business as may properly come before the meeting. The results of proxies voted are as follows:
                                                  % of
                                                Eligible
                                                -------
                   For            26,008,544      52.5%
                   Against        11,222,593      22.7%
                   Abstain         5,669,481      11.4%
                                  ----------     -----
                   Total          42,900,618      86.6%
                                  ==========     =====



                                  22 of 24

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
                   27A- Financial Data Schedules (for SEC use only) 27B- Financial Data Schedules (for SEC use only)

    (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the quarter ended June 30, 1999.











































                                      23 of 24





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


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   August 13, 1999                By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)
























                                     24 of 24