Form 10-Q
period 1999-09-30
OUTBACK STEAKHOUSE INC
filed 1999-11-15
CIK 874691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.

                                   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended:                      Commission File Number:

        September 30, 1999                                0-19334
        -------------------                     ------------------------


                           OUTBACK STEAKHOUSE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                             59-3061413
  -------------------------------    ----------------------------------
 (State or other jurisdiction of   (IRS Employer Identification Number)
  incorporation or organization)

                       2202 N. Westshore Blvd., 5th Floor
                              Tampa, FL  33607
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 9, 1999, there were 74,993,910 shares of Common Stock, $.01 par value outstanding.





                                      1 of 24

                         OUTBACK STEAKHOUSE, INC.

                      PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements have not been audited by independent public accountants and in the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.







































                                      2 of 24

                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                            September 30,   December 31,
                                                1999           1998
                                             -----------    ------------
                                 ASSETS      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents..............     $ 70,356        $ 83,594
  Inventories............................       16,775          19,306
  Other current assets...................       25,096          19,152
                                              --------        --------
       Total current assets..............      112,227         122,052
PROPERTY, FIXTURES AND EQUIPMENT, NET....      572,768         526,833
ASSETS HELD FOR DISPOSAL.................        1,008           3,385
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES..............       17,040           9,229
DEFERRED INCOME TAXES....................          949           3,265
OTHER ASSETS.............................       46,941          40,447
                                              --------        --------
                                              $750,933        $705,211
                                              ========        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................     $ 26,450        $ 36,718
  Sales taxes payable....................        8,342           8,497
  Accrued expenses.......................       34,373          30,009
  Unearned revenue.......................        5,717          32,620
  Income taxes payable...................       10,768
  Current portion of long-term debt......        1,228             967
                                              --------        --------
       Total current liabilities.........       86,878         108,811
LONG-TERM DEBT...........................          716          37,475
OTHER LONG TERM LIABILITIES..............        4,000           4,000
                                              --------        --------
    Total liabilities....................       91,594         150,286
                                              --------        --------
INTEREST OF MINORITY PARTNERS IN
  CONSOLIDATED PARTNERSHIPS..............        5,177           9,879
                                              --------        --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
    shares authorized, 75,256 and 74,821
    shares issued; and 75,014 and 73,962
    outstanding as of September 30, 1999 and
    December 31, 1998, respectively......          753             748
  Additional paid-in capital.............      193,154         176,584
  Retained earnings......................      467,485         378,539
                                              --------        --------
                                               661,392         555,871
  Less treasury stock, 242 and 859 shares at
    September 30, 1999 and December 31,
    1998, respectively, at cost..........       (7,230)        (10,825)
                                              --------        --------
    Total stockholders' equity...........      654,162         545,046
                                              --------        --------
                                              $750,933        $705,211
                                              ========        ========
              See notes to unaudited consolidated financial statements.

                                      3 of 24

                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                            Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                            1999        1998           1999       1998
                           --------    --------      --------    --------
REVENUES
Restaurant sales........   $389,639    $338,207    $1,162,924    $998,492
Other revenues..........      4,201       2,951        10,886       8,673
                           --------    --------      --------    --------
TOTAL REVENUES..........    393,840     341,158     1,173,810   1,007,165
                           --------    --------      --------    --------
COSTS AND EXPENSES
  Cost of sales.........    148,754     132,973       443,516     390,125
  Labor & other
   related..............     94,134      80,026       276,025     234,357
  Other restaurant
   operating............     83,616      71,238       248,325     214,172
  General & administrative   14,090      13,294        44,492      39,179
  Income from operations of
   unconsolidated affiliates.  (207)        (63)         (784)       (356)
                           --------    --------      --------    --------
                            340,387     297,468     1,011,574     877,477
                           --------    --------      --------    --------
INCOME FROM OPERATIONS..     53,453      43,690       162,236     129,688
OTHER INCOME (EXPENSE), NET    (515)     (1,127)       (1,919)     (1,252)
INTEREST INCOME (EXPENSE)       224        (146)          754      (1,070)
                           --------    --------      --------    --------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES......     53,162      42,417       161,071     127,366
ELIMINATION OF MINORITY
  PARTNERS' INTEREST....      6,573       4,916        21,800      16,790
                           --------    --------      --------    --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES......     46,589      37,501       139,271     110,576
PROVISION FOR INCOME TAXES   15,891      13,094        49,720      39,255
                           --------    --------      --------    --------
INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE..     30,698      24,407        89,551      71,321
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE
  (NET OF TAXES)........                                           (4,880)
                           --------    --------      --------    --------
NET INCOME..............   $ 30,698    $ 24,407      $ 89,551    $ 66,441
                           ========    ========      ========    ========
See notes to unaudited consolidated financial statements.





                                      4 of 24


                        OUTBACK STEAKHOUSE, INC.
                CONSOLIDATED STATEMENTS OF INCOME (continued)
              (in thousands except per share data, unaudited)

                            Three Months Ended        Nine Months Ended
                              September 30,              September 30,
                            1999        1998           1999       1998
                           --------    --------      --------    --------
BASIC EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.41    $   0.33      $   1.20    $   0.97
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                            (0.07)
                           --------    --------      --------    --------
Net income..............   $   0.41    $   0.33      $   1.20    $   0.90
                           ========    ========      ========    ========
BASIC WEIGHTED SHARES
  OUTSTANDING...........     75,084      73,563        74,769      73,362
                           ========    ========      ========    ========
DILUTED EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.   $   0.40    $   0.32       $  1.16    $   0.95
  Cumulative effect of change
   in accounting principle
   (net of taxes).......                                            (0.07)
                           --------    --------      --------    --------
Net income..............   $   0.40    $   0.32      $   1.16    $   0.88
                           ========    ========      ========    ========
DILUTED WEIGHTED SHARES
  OUTSTANDING...........     77,422      75,189        77,136      75,213
                           ========    ========      ========    ========


















See notes to unaudited consolidated financial statements.

                                      5 of 24

                    OUTBACK STEAKHOUSE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, unaudited) Nine Months Ended September 30,
                                                   1999         1998
Cash flows from operating activities:            --------     --------
Net income..................................     $ 89,551     $ 66,441
Cumulative effect of change in accounting
  principle                                                      4,880
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        31,718       27,844
 Amortization..............................         1,932        1,240
 Minority partners' interest in
  consolidated partnerships' income........        21,800       16,790
 Income from unconsolidated affiliates.....          (784)        (356)
 Other                                                             358
Change in assets and liabilities:
  Decrease in inventories..................         2,531        2,295
  Increase in other current assets..........       (5,944)      (3,875)
  Decrease(increase) in deferred income taxes       2,316       (2,072)
  Increase in other assets..................       (8,426)      (1,849)
  (Decrease) increase in accounts payable,
   sales taxes payable, and accrued expenses       (6,059)       4,366
  Increase in income taxes payable..........       10,768
  Decrease in unearned revenue..............      (26,903)     (19,928)
                                                 --------     --------
   Net cash provided by operating activities      112,500       96,134
Cash flows used in investing activities:         --------     --------
 Capital expenditures.......................      (75,276)     (64,061)
 Payments from unconsolidated affiliates....           64        3,408
 Distributions to unconsolidated affiliates.         (949)        (603)
 Investments in and advances to unconsolidated
  affiliates................................       (6,142)      (2,407)
                                                 --------     --------
   Net cash used in investing activities....      (82,303)     (63,663)
Cash flows from financing activities:            --------     --------
 Proceeds from exercises of stock options...       15,617       17,302
 Proceeds from minority partners' contributions       550          950
 Distributions to minority partners
  and shareholders..........................      (27,052)     (18,477)
 Repayments of long-term debt...............      (36,498)     (28,997)
 Purchase of treasury stock                        (7,230)      (6,345)
 Proceeds from reissuance of treasury stock.       11,178
   Net cash used in financing                    --------     --------
     activities.............................      (43,435)     (35,567)
                                                 --------     --------
Net decrease in cash and cash equivalents...      (13,238)      (3,096)
Cash and cash equivalents at beginning
   of period................................       83,594       39,817
                                                 --------     --------
Cash and cash equivalents at end of period..    $  70,356    $  36,721
                                                 ========     ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................    $     540    $   1,958
   Cash paid for income taxes...............       26,243       33,434
Supplemental disclosures of non-cash items:
   Purchase of minority partners' interest..    $   2,511    $   3,006
See notes to unaudited consolidated financial statements.
                                      6 of 24


                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared by the Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements have not been audited by independent public accountants and in the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.

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

2.   Other Current Assets
Other current assets consisted of the following (in thousands):

                                        September 30,  December 31,
                                            1999           1998
                                          --------      ---------
Deposits..........................        $  1,944      $   1,395
Accounts receivable...............          10,912          9,273
Prepaid expenses..................          11,395          6,532
Other current assets..............             845          1,952
                                          --------      ---------
                                          $ 25,096      $  19,152
                                          ========      =========








                                  7 of 24

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Property, Fixtures and Equipment, Net. Property, fixtures and equipment consisted of the following (in thousands):
                                             September 30,  December 31,
                                                 1999          1998
                                               --------      ---------
Land..............................            $ 119,025      $ 111,961
Buildings and building improvements             275,643        249,486
Furniture and fixtures............               66,715         59,080
Equipment.........................              154,998        134,309
Leasehold improvements............              100,290         94,736
Construction in progress..........               18,024          7,470
Accumulated depreciation..........             (161,927)      (130,209)
                                               --------      ---------
                                              $ 572,768      $ 526,833
                                               ========      =========

4.   Other Assets
Other assets consisted of the following (in thousands):
                                             September 30,  December 31,
                                                 1999           1998
                                               --------      ---------
Intangible assets (including liquor licenses)  $ 32,262         29,900
Other assets......................               14,679         10,547
                                               --------      ---------
                                               $ 46,941      $  40,447
                                               ========      =========
5.  Long-term Debt
Long-term debt consisted of the following (in thousands):
                                             September 30,   December 31,
                                                 1999            1998
                                                --------      ---------
Notes payable to banks collateralized by
  property, fixtures and equipment, interest
  at rates ranging from 8.825% to 9.90%.......   $   698        $   888
Note payable to corporation, collateralized
  by real estate, interest at 9.0%...........        141            229
Other notes payable, uncollateralized, interest at
  rates ranging from 5.36% to 7.99%..........      1,105          1,642
Revolving line of credit, interest rates
  ranging from 5.56% to 5.57% at
   December 31, 1998 (see below).............                    35,683
                                                --------      ---------
                                                   1,944         38,442
Less current portion                               1,228            967
                                                --------      ---------
Long-term debt                                   $   716        $37,475
                                                ========      =========




                                8 of 24

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

   The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at rates ranging from 50 to 75 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate ("LIBOR") (5.40% to 6.08% at September 30, 1999). At September 30, 1999 the unused portion of the revolving line of credit was $125,000,000. The line matures in August 2000.

   The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR.
Approximately $4,755,000 of the line of credit is committed for the issuance of letters of credit, $1,252,000 of which is to collateralize loans made by the bank to certain franchisees.

    The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchise groups. At September 30, 1999 the used portion of the line of credit was approximately $17,120,000.

   See "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

6.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                           September 30,  December 31,
                                               1999           1998
                                             --------      ---------
Accrued payroll...................          $  13,017        $10,998
Accrued advertising...............              1,538          2,827
Accrued rent......................              1,383          1,443
Accrued insurance.................              8,648          6,284
Accrued ESOP contribution.........              1,034            964
Accrued property taxes............              6,135          4,376
Other accrued expenses............              2,618          3,117
                                             --------       --------
                                             $ 34,373       $ 30,009
                                             ========       ========















                                           9 of 24

7. Business Combinations

     On February 11, 1999, and May 27, 1999, the Company issued a total of 102,500 shares of Common Stock to two area operating partners for all of their outstanding minority interest in 16 Outback Steakhouses. The mergers have been accounted for by the purchase method and the related goodwill is included in the line item entitled "Other Assets" in the Company's Consolidated Balance Sheets.


8.  Subsequent Events

     On October 1, 1999, the Company purchased three Fleming's Prime Steakhouse and Wine Bars for $12,000,000. The transaction will be accounted for using the purchase method. The Company also formed a joint venture with Fleming's Prime Steakhouse to develop future Fleming's Prime Steakhouse and Wine Bars worldwide.

    The Company has also reached an agreement in principle to acquire through merger its New England franchisee for 2,280,000 shares of the Company's stock. The Company will acquire ownership of 18 restaurants in 4 states with this transaction.


































                                      10 of 24

                        OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:
                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                     ----------------    ----------------
                                       1999     1998       1999     1998
REVENUES                             ------    ------    ------    ------
 Restaurant sales                      98.9%     99.1%     99.1%     99.1%
 Other revenues                         1.1       0.9       0.9       0.9
                                     ------    ------    ------    ------
TOTAL REVENUES                        100.0     100.0     100.0     100.0

COSTS AND EXPENSES:
 Cost of sales (1)                     38.2      39.3      38.1      39.1
 Labor & other related (1)             24.2      23.7      23.7      23.5
 Other restaurant operating (1)        21.5      21.1      21.4      21.4
 General & administrative               3.6       3.9       3.8       3.9
 (Income) loss from operations of
   unconsolidated affiliates           (0.1)               (0.1)
    Total costs and expenses           86.4      87.2      86.2      87.1
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS                 13.5      12.8      13.8      12.9
OTHER INCOME (EXPENSE), NET            (0.1)     (0.3)     (0.2)    (0.1)
INTEREST INCOME (EXPENSE)               0.1      (0.1)      0.1     (0.1)
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES                     13.5      12.4      13.7      12.7
ELIMINATION OF MINORITY PARTNERS'
  INTEREST                              1.7       1.4       1.9       1.7
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         11.8      11.0      11.9      11.0
PROVISION FOR INCOME TAXES              4.0       3.8       4.2       3.9
                                     ------    ------    ------    ------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE        7.8       7.2       7.6       7.1
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NET OF TAXES)                                (0.5)
                                     ------    ------    ------    ------
NET INCOME                              7.8%      7.2%      7.6%      6.6%
                                     ======    ======    ======    ======
(1) As a percentage of restaurant sales.





                                      11 of 24


Results of Operations (continued)
                                    Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                     ----------------    ----------------
                                       1999     1998       1999     1998
                                     ------    ------    ------    ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and
international                         $ 356    $  310    $1,060    $  910
  Domestic franchised and
joint venture                            83        61       243       179
  International franchised and
joint venture                            17        12        44        35
                                     ------    ------    ------    ------
     Total                              456       383     1,347     1,124
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned                          34        28       103        89
  Joint venture                           8         7        23        21
                                     ------    ------    ------    ------
     Total                               42        35       126       110
                                     ------    ------    ------    ------
System-wide total                    $  498    $  418    $1,473    $1,234
                                     ======    ======    ======    ======


                                                       September 30,
                                                      --------------
                                                      1999      1998
                                                      ----      ----
Number of restaurants (at end
  of the period):
Outback Steakhouses
  Company owned - domestic and international           450      400
  Domestic franchised and joint venture                106       82
  International franchised and joint venture            32       21
                                                       ---      ---
     Total                                             588      503
                                                       ---      ---

Carrabba's Italian Grills
   Company owned                                        53       51
   Joint venture                                        14       12
                                                       ---      ---
      Total                                             67       63
                                                       ---      ---
System-wide total                                      655      566
                                                       ===      ===





                                     12 of 24

Three months ended September 30, 1999 and 1998
        Revenues. Total revenues increased by 15.2% to $393,840,000 during the third quarter of 1999 as compared with $341,158,000 in the same period in 1998. The increase was attributable to the opening of new restaurants after September 30, 1998, menu price increases of 1.5% at Outback Steakhouse in November 1998 and 2.0% at Carrabba's Italian Grills in October 1998, and comparable per store revenue increases during the quarter of 5.4% and 6.8% at Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                        Three Months Ended
                                          September 30,
                                         ----------------
                                           1999     1998
                                          ------   ------
Average unit volumes(weekly):
      Outback Steakhouses..........     $ 61,595  $ 59,755
      Carrabba's Italian Grills....     $ 48,301  $ 43,924
Per person check averages:
      Outback Steakhouses..........     $  17.22  $  16.98
      Carrabba's Italian Grills....     $  18.71  $  17.63
Year to year percentage change:
    Same-store sales:
      Outback Steakhouses..........         5.4 %     5.8 %
      Carrabba's Italian Grills....         6.8 %     7.4 %
    Same store customer counts:
      Outback Steakhouses..........         3.2 %     4.2 %
      Carrabba's Italian Grills....         3.8 %     4.9 %

        Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, decreased in the third quarter of 1999 to 38.2% of restaurant sales as compared with 39.3% in the same period in 1998. The decrease was attributable to higher menu prices and commodity cost decreases in beef and dairy products, particularly butter.

        Labor and other related expenses increased as a percentage of restaurant sales by 0.5% to 24.2% in the third quarter of 1999 as compared with 23.7% in the same period in 1998. The increase resulted from higher hourly wage rates for kitchen staff resulting from a competitive labor market, partially offset by higher comparable store revenues.

        Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation, preopening expenses, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.4% of restaurant sales to 21.5% in the third quarter of 1999, as compared with 21.1% in the same period in 1998. The increase resulted from higher preopening costs during the quarter and was partially offset by higher average unit volumes at Outback Steakhouses and Carrabba's Italian Grills during the quarter, which reduces the fixed and indirectly variable costs as a percentage of revenue.



                                  13 of 24




        General and administrative costs increased by $796,000 to $14,090,000 in the third quarter of 1999 compared with $13,294,000 during the same period in 1998. This increase resulted from an increase in salary expenses related to higher restaurant management training costs, an increase in overall administrative costs associated with operating additional Outback Steakhouses and additional costs associated with new concept development.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the development joint ventures was $207,000 during the third quarter of 1999 as compared with an income of $63,000 during the same period in 1998. This increase was attributable to additional stores operating as development joint ventures in the third quarter of 1999 and to an increase in per store revenues and improved operating margins.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $9,763,000, to $53,453,000, in the third quarter of 1999 as compared with $43,690,000 in the same period in 1998.

         Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $515,000 during the third quarter of 1999 as compared with net expense of $1,127,000 in the same period in 1998. The decrease in the net expense resulted from increased revenues and lower preopening costs associated with the development and growth of non-restaurant operations.

         Interest income (expense). Interest income was $242,000 during the third quarter of 1999 as compared with interest expense of $146,000 in the same period in 1998. The period to period change in interest income (expense) resulted from changes in borrowing needs and the use of excess cash flow from operations to pay down the balance on the line of credit.

         Elimination of minority partners' interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these costs were 1.7% and 1.4% during the quarters ended September 30, 1999 and 1998, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.










                                   14 of 24



         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 34.1% and 34.9% during the third quarters of 1999 and 1998, respectively. The decrease in the effective rate resulted from state tax savings from changes in the corporate state tax structure implemented in the third quarter of 1999, partially offset by the decrease in FICA tip credits the Company was able to utilize in the current period.

         Net income and earnings per common share. Net income for the third quarter of 1999 was $30,698,000 as compared with net income of $24,407,000 in the same period in 1998. Basic earnings per share increased to $0.41 per share during the third quarter of 1999 as compared with basic earnings per share of $0.33 for the same period in 1998. Basic weighted shares outstanding increased by approximately 1,521,000 shares from 73,563,000 shares at September 30, 1998 to 75,084,000 at September 30, 1999. The increase was primarily due to the issuance of shares for stock option exercises. Diluted earnings per share increased to $0.40 per share during the third quarter of 1999 as compared with diluted earnings per share of $0.32 for the same period in 1998. Diluted weighted shares outstanding increase by approximately 2,233,000 shares from 75,189,000 shares at September 30, 1998 to 77,422,000 shares at September 30, 1999. The increase was primarily due to the issuance of shares for stock option exercises and increased dilutive effect of outstanding stock options because of higher average stock prices over the period.



























                                     15 of 24

Nine months ended September 30, 1999 and 1998

        Revenues. Total revenues increased by 16.5% to $1,173,810,000 during the first nine months of 1999 as compared with $1,007,165,000 in the same period in 1998. The increase was attributable to the opening of new restaurants after September 30, 1998, menu price increases of 1.5% at Outback Steakhouse in November 1998 and 2.0% at Carrabba's Italian Grills in October 1998, and comparable per store revenue increases during the first nine months of 1999 of 5.7% and 6.3% for Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                         Nine Months Ended
                                           September 30,
                                         ----------------
                                           1999     1998
                                          ------   ------
Average unit volumes(weekly):
      Outback Steakhouses..........     $ 63,282  $ 61,035
      Carrabba's Italian Grills....     $ 49,634  $ 45,883
Per person check averages:
      Outback Steakhouses..........     $  17.48  $  16.90
      Carrabba's Italian Grills....     $  18.61  $  17.25
Year to year percentage change:
    Same-store sales:
      Outback Steakhouses..........         5.7 %     4.9 %
      Carrabba's Italian Grills....         6.3 %    10.6 %
    Same store customer counts:
      Outback Steakhouses..........         2.7 %     3.4 %
      Carrabba's Italian Grills....         0.1 %     4.0 %

        Costs and expenses. Cost of sales as a percentage of restaurant sales, decreased by 1.0% to 38.1% in the first nine months of 1999 as compared with 39.1% in the same period in 1998. The decrease was attributable to higher menu prices and commodity cost decreases in beef, produce and dairy products, particularly butter.

        Labor and other related expenses increased as a percentage of restaurant sales by 0.2% to 23.7% in the first nine months of 1999 as compared with 23.5% in the same period in 1998. The increase resulted from higher hourly wage rates for kitchen staff resulting from a competitive labor market, partially offset by higher comparable store revenues.

        Other restaurant operating expenses were 21.4% of restaurant sales in the first nine months of both 1999 and 1998. Decreases which resulted from higher average unit volumes for both Outback Steakhouse and Carrabba's Italian Grills during the nine months, which reduces the fixed and indirectly variable costs as a percentage of revenue, were offset by higher preopening costs during the period.






                                    16 of 24




        General and administrative costs increased by $5,313,000 to $44,492,000 during the first nine months of 1999 as compared with $39,179,000 during the same period in 1998. This increase resulted from an increase in salary expenses related to higher restaurant management training costs, an increase in overall administrative costs associated with operating additional Outback Steakhouses and additional costs associated with new concept development.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the joint ventures was $784,000 in the first nine months of 1999 as compared with income of $356,000 in the same period in 1998. This increase was attributable to additional stores operating as development joint ventures in the first half of 1999 and to an increase in per store revenues and improved operating margins.

        Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $32,548,000, to $162,236,000 in the first nine months of 1999 as compared with $129,688,000 in the same period in 1998.

        Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $1,919,000 during the first nine months of 1999 as compared with net expense of $1,252,000 in the same period in 1998. The increase in the net expense resulted from increased operating costs associated with the development and growth of non-restaurant operations.

        Interest income (expense). Interest income was $754,000 during the first nine months of 1999 as compared with interest expense of $1,070,000 in the same period in 1998. The period to period change in interest income (expense) resulted from changes in borrowing needs and the use of excess cash flow from operations to pay down the balance on the line of credit.

        Elimination of minority interests. The costs included in this line item represent the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and joint venture partners in Company owned restaurants. As a percentage of revenues, these costs were 1.9% and 1.7% during the nine months ended September 30, 1999 and 1998, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.









                                    17 of 24



        Provision for income taxes. The provision for income taxes in the first half of both 1999 and 1998 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rates were 35.7% and 35.5% during the first nine months of 1999 and 1998, respectively. The increase in the effective rate resulted from the decrease in FICA tip credits the Company was able to utilize in the first nine months of 1999 partially offset by state tax saving from changes in the corporate state tax structure put into effect in the third quarter of 1999.

        Income before cumulative effect of a change in accounting principle. The income before cumulative effect of a change in accounting principle for the first nine months of 1999 was $89,551,000 as compared with $71,321,000 in the same period in 1998. Basic earnings per share on income before cumulative effect of a change in accounting principle increased to $1.20 during the first nine months of 1999 as compared with $0.97 for the same period in 1998. Diluted earnings per share on income before the cumulative effect of a change in accounting principle increased to $1.16 during the first nine months of 1999 as compared with $0.95 for the same period in 1998.

        Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the new accounting principle, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The cumulative effect of the change in accounting principle (net of taxes), for the first half of 1998 was $4,880,000. Basic and diluted earnings per share for the first nine months of 1998 both were reduced by $0.07, due to the impact of the cumulative effect of the change in accounting principle.

        Net income and earnings per common share. Net income for the first nine months of 1999 was $89,551,000 as compared with net income of $66,441,000 in the same period in 1998. Basic earnings per share increased to $1.20 during the first nine months of 1999 as compared with $0.90 in the same period in 1998. Diluted earnings per share increased to $1.16 during the first nine months of 1999 as compared with $0.88 in the same period in 1998.


















                                  18 of 24

Liquidity and Capital Resources

The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                               Year Ended         Nine Months Ended
                              December 31,  September 30,   September 30,
                                  1998           1999           1998
                               ---------      ----------     ----------
Net cash provided by
  operating activities         $ 178,757     $ 112,500       $ 96,134
Net cash used in investing
  activities                    (104,922)      (82,303)       (63,663)
Net cash used in
  financing activities           (30,058)      (43,435)       (35,567)
                               ---------      ----------     ----------
Net increase (decrease) in
  cash and cash equivalents    $  43,777     $ (13,238)      $ (3,096)
                               =========      ========       ========

    The Company requires capital principally for the development of new domestic and international Company owned and joint venture restaurants. Capital expenditures totaled approximately $103,892,000 for year ended December 31, 1998 and $75,276,000 and $64,061,000 during the first nine months of 1999 and 1998, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

   The Company has formed joint ventures in Brazil, Hong Kong and the Philippines to develop Outback Steakhouses in those countries. The Company has also formed a joint venture with Roy Yamaguchi to develop and operate future Roy's Restaurants worldwide. On October 1, 1999, the Company purchased three Fleming's Prime Steakhouse and Wine Bars for $12,000,000. The Company also formed a joint venture with Fleming's Prime Steakhouse to develop future Fleming's Prime Steakhouse and Wine Bars worldwide.

    At September 30, 1999, the Company had two uncollateralized lines of credit totaling $132,500,000. Approximately $4,755,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. The Company expects that its capital requirements through the end of 1999 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

    The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At September 30, 1999, the borrowings totaled approximately $17,120,000. See
Note 5 of Notes to Unaudited Consolidated Financial Statements.







                                  19 of 24

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

         The Company's most significant third-party business partners consist of restaurant food and supplies vendors who serve the Company. An inventory of significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. All responses received to date have indicated the vendor is now or will be Year 2000 compliant prior to January 1, 2000. The Company developed contingency plans for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change of vendors to minimize our risk. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

         Management believes that the Company has an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unique nature of the problem and lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures or a failure to have successfully concluded system remediation efforts. Any of these unforeseen events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time. The Company has developed a contingency plan intended to mitigate the effects of problems experienced by the Company or key vendors or service providers in the timely implementation of Year 2000 programs. The contingency plan was completed by the end of the third quarter of 1999.






                                 20 of 24


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

Item 3:

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


























                                     21 of 24



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

                               22 of 24




Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
                   27A- Financial Data Schedules
                   27B- Financial Data Schedules

    (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the quarter ended September 30, 1999.












































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


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   November 15, 1999                By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)
























                                     24 of 24