Form 10-K
period 1999-12-31
OUTBACK STEAKHOUSE INC
filed 2000-03-30
CIK 874691

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Year Ended: DECEMBER 31, 1999               Commission File Number: 0-19334
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


            2202 N. WESTSHORE BLVD., 5TH FLOOR, TAMPA, FLORIDA 33607
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

         As of March 24, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2,113,948,510.

         As of March 24, 2000, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 77,728,149.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Part II of this report.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. ("the Proxy Statement") dated March 28, 2000 for the Annual Meeting of Shareholders to be held on April 27, 2000 are incorporated by reference in Parts I and III of this report.

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

During 1999, the Company recorded a pre-tax charge to earnings of $5,493,000 which includes approximately $3,617,000 for the write down of impaired assets and $1,876,000 related to restaurant closings, severance and other costs. During 1997, the Company recorded a pre-tax charge to earnings of $26,001,000 which included approximately $23,113,000 for the write down of certain impaired assets and $2,888,000 related to restaurant closings, severance and other costs. The write down primarily related to Carrabba's restaurant properties, nine of which were closed during the fourth quarter of 1997. The charges are presented in the Company's Consolidated Statements of Income in the line item "Provision for impaired assets and restaurant closings."

In June 1999, the Company, through its wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, entered into an agreement with Roy Yamaguchi, the founder of Roy's Restaurants, to develop and operate future Roy's Restaurants worldwide. Roy's Restaurants is an upscale casual restaurant featuring "Euro-Asian" cuisine. Although there were 17 Roy's Restaurants in operation at December 31, 1999, the Company does not have an economic interest in them. The Company expects to open the first Roy's Restaurant in connection with this agreement during 2000.

In October 1999, the Company, through its wholly owned subsidiary, OS Prime, Inc., a Florida corporation, purchased three Fleming's Prime Steakhouse and Wine Bar ("Fleming's")restaurants and agreed to purchase three additional Fleming's currently under development by the founders of Fleming's. At the same time the Company entered into an agreement with the founders of Fleming's to develop and operate additional Fleming's worldwide. Fleming's is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass.

CONCEPTS AND STRATEGIES

As of December 31, 1999, the Company's restaurant system included 611 full-service restaurants operated under the name Outback Steakhouse, 95 of which were franchised to unaffiliated domestic franchisees, 31 of which were franchised to unaffiliated international franchisees, and one domestic and six international restaurants which were operated as development joint ventures. The Company had a direct ownership interest in 476 domestic and two international Outback Steakhouses. The system also included 72 full-service restaurants operated under the name Carrabba's Italian Grill, 56 of which were Company owned and 16 of which were operated as development joint ventures. The system also included three full-service restaurants operated under the name Fleming's Prime Steakhouse and Wine Bar. The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature "Bloomin' Onion," desserts and full liquor service. The majority of

Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. Fleming's restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming's also offers several specialty appetizers and desserts. In addition to a full service bar, Fleming's offers over 100 quality wines by the glass. The Company believes that it differentiates its Outback Steakhouse, Carrabba's and Fleming's restaurants by:

-- emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

--       featuring generous portions;

-- attracting a diverse mix of customers through a casual dining atmosphere emphasizing highly attentive service;

-- hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase a 10% interest in the restaurants they manage; and

-- limiting service to dinner for the majority of its locations, (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

         Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 13.4% of Outback Steakhouses' revenues. The price range of appetizers is $2.29 to $7.99 and the price range of entrees is $6.99 to $23.99. The average check per person was $17.52 during 1999. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $19.99 to $28.99.

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

CARRABBA'S ITALIAN GRILL:

         Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 15.9% of Carrabba's revenues. The price range of appetizers is $5.99 to $8.99 and the price range of entrees is $7.99 to $17.99 with nightly specials to $24.99. The average check per person was $18.71 during 1999.

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

FLEMING'S PRIME STEAKHOUSE & WINE BAR:

         Menu. The Fleming's Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming's offers a selection of over 100 quality wines available by the glass. The price range of entrees is $17.00 to $34.00. Appetizers range from $4.95 to $9.95 and side dishes rage from $3.95 to $6.95.

         Upscale-Casual Atmosphere. Fleming's Prime Steakhouse and Wine Bar offers an upscale dining experience in an upbeat, casual setting. The decor includes rich dark wood in the open dining room. One focal point of the restaurant is the exhibition kitchen finished in stainless steel and appointed with copper accents. Private dining rooms are available for private gatherings or corporate functions.

EXPANSION STRATEGY

         During the year ended December 31, 1999, 71 Outback Steakhouses and 8 Carrabba's Italian Grills were added to the Company's restaurant system. In 2000 and 2001, the Company expects to develop six to eight Carrabba's restaurants, the majority of which will be Company owned, in existing markets where it has demonstrated success. The Company expects to open 35 to 45 domestic company-owned Outback Steakhouse restaurants in 2000 and 2001, 5 to 10 domestic franchised restaurants and 20 to 30 international restaurants each year, of which 2 to 3 will be company-owned, 2 to 3 will be Joint Venture restaurants primarily in Brazil and Asia and 16 to 24 franchised restaurants. During 2000, the Company expects to develop new Outback Steakhouses and Carrabba's Italian Grills in its existing markets and in select new domestic and international markets including locations in Japan, Dominican Republic, Portugal, Taiwan, Honduras, China, Australia, Venezuela, and Korea. The Company also intends to add 2-3 Fleming's Prime Steakhouse & Wine Bar restaurants and 3 to 5 Roy's restaurants to the system during 2000.

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

         The Company also utilizes development joint ventures, in which the Company owns between 40.5% to 45% and its joint venture partner owns 36% to 40.5%, and the remaining 19% is owned by the area operating partner and the restaurant managing partner for select Outback Steakhouses and Carrabba's Italian Grills located in Florida, Georgia, South Carolina, Tennessee and Texas.

         Site Selection. The Company currently leases approximately 50% of its restaurant sites. In the future, the Company expects to construct a significant number of free standing restaurants on owned or leased sites. The Company's leased sites are generally located in strip shopping centers. The Company expects 75% to 85% of new restaurants to be free standing locations.

The Company considers the location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, such as visibility, accessibility and traffic volume. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. Construction of a new restaurant takes approximately 90 to 360 days from the date the location is leased or under contract.

         The Company designs the interior of its restaurants in-house and utilizes outside architects when necessary. A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and an island, full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 35 to 38 tables and seats approximately 166 people. The bar area consists of approximately ten tables and has seating capacity for approximately 54 people. Appetizers and complete dinners are served in the bar area.

         A typical Carrabba's Italian Grill is approximately 6,650 square feet and features a dining room, pasta bar and a full service liquor bar. The dining area of a typical Carrabba's Italian Grill consists of 35 to 40 tables and seats approximately 160 people. The liquor bar area includes six tables and seating capacity for approximately 59 people, and the pasta bar has seating capacity for approximately 12 people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

         A typical Fleming's is approximately 7,500 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Fleming's consists of approximately 50 tables and seats approximately 200 people. The bar area includes 4 tables and bar seating with a capacity for approximately 32 people.

RESTAURANT LOCATIONS

         The following table sets forth the location of each existing Outback Steakhouse as of December 31, 1999:


                                                                   UNAFFILIATED                        UNAFFILIATED
COMPANY OWNED                                                      DOMESTIC FRANCHISED                 INTERNATIONAL
RESTAURANTS                                                        RESTAURANTS                         FRANCHISED RESTAURANTS
--------------------------------- -----------------------------    --------------------------------    ---------------------------
Arizona (9)                       Nevada (7)                       Alaska (1)                          Aruba (1)
Arkansas (5)                      New Hampshire (1)                Alabama (12)                        Bahamas (1)
Colorado (12)                     New Jersey (13)                  California (46)                     Canada (13)
Connecticut (4)                   New Mexico (3)                   Florida (1)                         Germany (1)
Delaware (1)                      New York (20)                    Idaho (4)                           Guam (1)
Florida (57)                      North Carolina (23)              Mississippi (5)                     Hawaii (2)
Georgia (24)                      North Dakota (1)                 New York (1)                        Hong Kong (2)
Illinois (17)                     Ohio (25)                        Oregon (8)                          Korea (3)
Indiana (15)                      Oklahoma (8)                     Tennessee (3)                       Mexico (2)
Iowa (4)                          Pennsylvania (16)                Washington (13)                     Peru (1)
Kansas (5)                        Rhode Island (1)                                                     Panama (1)
Kentucky (8)                      South Carolina (16)              DOMESTIC                            Puerto Rico (3)
Louisiana (12)                    South Dakota (1)                 JOINT VENTURE
Maryland (13)                     Tennessee(12)                    RESTAURANTS                         INTERNATIONAL
Massachusetts (12)                Texas (50)                       -------------------                 COMPANY OWNED
Michigan (18)                     Utah (5)                         Florida (1)                         RESTAURANTS
Minnesota (9)                     Virginia (25)                                                        -------------------
Missouri (10)                     West Virginia (6)                                                    Phillipines (1)
Montana (1)                       Wisconsin (3)                                                        Cayman Islands (1)
Nebraska (3)                      Wyoming (1)
                                                                                                       INTERNATIONAL
                                                                                                       JOINT VENTURE
                                                                                                       RESTAURANTS
                                                                                                       -------------------
                                                                                                       Brazil (5)
                                                                                                       Phillipines (1)


The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 1999:

COMPANY OWNED                            JOINT VENTURE
 RESTAURANTS                             RESTAURANTS
-------------                            -------------
Arizona (3)                              Florida (3)
Colorado (6)                             Georgia (1)
Georgia (5)                              South Carolina (1)
Florida (24)                             Tennessee (2)
Maryland (4)                             Texas (9)
New Jersey (3)
New Mexico (2)
Ohio (1)
North Carolina (5)
Pennsylvania (2)
Virginia (1)

The following table sets forth the location of each existing Fleming's Prime Steakhouse & Wine Bar as of December 31, 1999:


COMPANY OWNED
RESTAURANTS
------------------
Arizona (1)
California (2)

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

         The restaurant general manager and area operating partners, together with the Company's President, Regional Vice Presidents, Vice President of Training and Director of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee's performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and senior management.

         Advertising and Marketing. The Company uses radio and television advertising in selected markets where it is cost-effective. Historically the Company's goal was to develop a sufficient number of restaurants in each market it serves to permit the cost-effective use of radio and television advertising. In the future, the Company expects that its non-Outback restaurants will be less dependent on broadcast media and more dependent on site visibility and local marketing. In addition, the Company engages in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of the Company's restaurants.


GENERAL MANAGER PROGRAM

         The general manager of each Company owned Outback and Carrabba's restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest has been fixed at $25,000. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his 10% interest, and after the five-year term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his 10% interest to his employer or its general partners upon termination of employment on terms set forth in his employment agreement. The Company intends to continue the general manager investment program.

         The three Fleming's that the Company acquired in 1999 do not have a general manager investment program. However, the Company expects to develop a similar program with new concepts.

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

UNAFFILIATED FRANCHISE PROGRAM

         At December 31, 1999, there were 95 domestic franchised Outback Steakhouses and 31 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. Initial fees and royalties for international franchisees vary by market. There were no unaffiliated franchises of Carrabba's Italian Grills or Fleming's at December 31, 1999.

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


EMPLOYEES

         The Company employs approximately 40,500 persons, approximately 250 of whom are corporate personnel employed by Outback Steakhouse, Carrabba's, and Outback Steakhouses International franchising group. Approximately 1,700 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 250 corporate employees, 35 are in management and 215 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement.


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

         Approximately 13.7% of the Company's revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

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

         The Company's executive offices are located in approximately 90,000 square feet of leased space in Tampa, Florida, under a lease expiring in 2010.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation other than routine matters which are incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted for vote of security holders during the fourth quarter of 1999.

         Executive Officers of Registrant. Joseph J. Kadow, 43, joined the Company in April, 1994, as Vice President, General Counsel and Secretary. Mr. Kadow serves at the pleasure of the Board of Directors.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                       Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                 1999            1998           1997           1996           1995
                                              ----------     ----------       --------       --------       --------
                                                            (Dollar amounts in thousands,
                                                                except per share data)
Statements of Income Data(2):
Restaurant sales........................      $1,632,720     $1,392,587     $1,179,211       $954,481       $741,989
Other revenues..........................          13,293         10,024          7,684          4,979          3,119
                                              ----------     ----------     ----------       --------       --------
Revenues ...............................      $1,646,013     $1,402,611     $1,186,895       $959,460       $745,108
                                              ----------     ----------     ----------       --------       --------
Cost of sales ..........................         620,249        543,770        453,826        372,080        291,382
Labor and other related expenses .......         387,006        327,261        281,233        219,824        166,855
Other operating expenses ...............         347,644        298,630        260,084        200,690        153,419
General & administrative expenses ......          64,067         53,757         45,158         34,932         27,129
Provision for impaired assets and
  restaurant closings (1) ..............           5,493                        26,001
Loss (income) from operations of
  unconsolidated affiliates ............          (1,089)          (514)           467            102           (442)
                                              ----------     ----------     ----------       --------       --------
Total costs and expenses ...............       1,423,370      1,222,904      1,066,769        827,628        638,343
                                              ----------     ----------     ----------       --------       --------
Income from operations .................         222,643        179,707        120,126        131,832        106,765
Other income (expense) net                       (3,042)        (1,870)
Interest income (expense)...............           1,416         (1,357)        (2,847)        (1,400)        (1,587)
                                              ----------     ----------     ----------       --------       --------
Income before elimination of
  minority partners' interest
  and provision for income taxes .......         221,017        176,480        117,279        130,432        105,178
Elimination of minority
  partners' interest ...................          29,770         21,914         19,882         18,165         15,250
                                              ----------     ----------     ----------       --------       --------
Income before provision for income taxes         191,247        154,566         97,397        112,267         89,928
Provision for income taxes .............          66,924         53,638         33,749         40,287         29,167
                                              ----------     ----------     ----------       --------       --------
Income before cumulative effect of a
  change in accounting principle........         124,323        100,928         63,648         71,980         60,761
Cumulative effect of a change in
  accounting principle (net of taxes)...                         (4,880)
                                              ----------     ----------     ----------       --------       --------
Net income .............................      $  124,323     $   96,048     $   63,648       $ 71,980       $ 60,761
                                              ==========     ==========     ==========       ========       ========
Basic earnings per common share
  Income before cumulative effect of
   change in accounting principle.......      $     1.61     $     1.33     $     0.86       $   0.97       $   0.83
  Cumulative effect of change in
   accounting principle (net of taxes)..                          (0.06)
                                              ----------     ----------     ----------       --------       --------
  Net income                                  $     1.61     $     1.27     $     0.86       $   0.97       $   0.83
                                              ==========     ==========     ==========       ========       ========
Diluted earnings per common share
  Income before cumulative effect of
   change in accounting principle.......      $     1.57     $     1.30     $     0.85       $   0.94       $   0.82
  Cumulative effect of change in
   accounting principle (net of taxes)..                          (0.06)
                                              ----------     ----------     ----------       --------       --------
  Net income                                  $     1.57     $     1.24     $     0.85       $   0.94       $   0.82
                                              ==========     ==========     ==========       ========       ========

Pro forma net income (2) ...............      $  122,398     $   94,683     $   62,774       $ 71,847       $ 57,554
                                              ==========     ==========     ==========       ========       ========
Pro forma basic earnings per common
  share (2) ............................      $     1.59     $     1.25     $     0.85       $   0.97       $   0.79
                                              ==========     ==========     ==========       ========       ========
Pro forma diluted earnings per
  common share (2) .....................      $     1.55     $     1.22     $     0.84       $   0.94       $   0.78
                                              ==========     ==========     ==========       ========       ========
Basic weighted average number of
  common shares outstanding ............          77,089         75,702         74,007         73,976         72,744
Diluted weighted average number of
 common shares outstanding .............          79,197         77,484         75,014         76,190         74,072
Balance Sheet Data:
Working capital (deficiency) ...........      $   12,276     $    5,600     $  (10,153)      $(36,392)      $(12,350)
Total assets ...........................         852,282        718,918        603,568        479,561        377,810
Long-term debt .........................           1,519         38,966         70,492         49,850         40,102
Interest of minority partners in
  consolidated partnerships ............          17,704          9,912          4,561          1,675          2,749
Stockholders' equity ...................         692,965        548,440        437,382        343,686        267,719


(1) The 1999 amount includes approximately $3,617,000 for the write down of certain impaired assets and $1,876,000 related to restaurant closings, severence and other costs. The 1997 amount includes approximately $23,113,000 for the write down of certain impaired assets and $2,888,000 related to restaurant closings, severance and other costs. These write downs primarily related to Carrabba's restaurant properties.

(2) In 1999, the Company issued shares of its Common Stock for all of the outstanding shares of its New England franchisee which owned 17 Outback Steakhouses in Connecticut, Massachusetts, New Hampshire and Rhode Island. In 1995 and 1996, the Company issued shares of its Common Stock to five of its franchisees in exchange for all of their outstanding interests in Outback Steakhouses located in Oklahoma, Nebraska, Arkansas, Kansas, Ohio, Kentucky, Virginia, Illinois, Missouri and Tennessee. Pro forma amounts include an adjustment to increase the provision for income taxes to reflect the anticipated tax as if the merging Companies had not elected to be taxed under Subchapter S of the Internal Revenue Code. These mergers were accounted for by the pooling-of-interests method using historical amounts and the amounts have been restated to give retroactive effect to the mergers for all periods presented.

All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Filed as Exhibit 13.01 and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Certified Public Accountants and Consolidated Financial Statements of the Company are filed herewith as Exhibit 13.02 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's executive officers, except for Joseph J. Kadow whose information is reported on
Part I under the caption of Executive Officers of Registrant, and directors is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" and "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 28, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Company's Definitive Proxy Statement dated March 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement dated March 28, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)(1)   LISTING OF FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants
         Page 7

         The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

         Consolidated Balance Sheets -
         December 31, 1999 and 1998
         Page 8

         Consolidated Statements of Income - Years ended December 31, 1999, 1998, and 1997
         Page 9

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998, and 1997
         Page 10

         Consolidated Statements of Cash Flows Years ended December 31, 1999, 1998, and 1997
         Page 11

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

 4.27    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc., Samuel Tancredi and Tancredi, Inc.
         (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1998 and incorporated herein by reference)

 4.28    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc., Flanagan & Associates, Inc., and
         Thomas J. Flanagan (filed herewith)

 4.29    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc., J K Steak, Inc., and James Pollard
         (filed herewith)

 4.30    Joint Venture Agreement of Roy's/Outback dated June 17, 1999 between OS
         Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy's Holdings, Inc. (filed herewith)

 4.31    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc., Coble, Inc., and Michael W. Coble
         (filed herewith)

 4.32 Asset Purchase Agreement by and between OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Fleming Prime Steakhouse I,
         L.L.C. (filed herewith)

 4.33 Operating Agreement of Outback/Fleming's, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited
         Partnership and AWA III Steakhouses, Inc. (filed herewith)

 4.34    Agreement and Plan of Reorganization among Outback Steakhouse Inc.,
         Outback Steakhouse of Florida, Inc., Charles Angelopulos, Anthony
         Athanas, Jr., Donald W. Burton, Arthur Collias, Peter Lynch, J. Brian
         McCarthy, John F. Doyle, Kevin P. Harron, Tedesco Steakhouse, Inc., a
         Massachusetts corporation, and KPH, Inc., a Massachusetts corporation
         (filed herewith)

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

10.24 Lease for the Company's executive offices (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
         1998 and incorporated herein by reference)

10.25    Credit Agreement dated as of December 21, 1999 among Outback
         Steakhouse, Inc., Wachovia Bank, N.A., as Agent, Wachovia Securities,
         Inc., as Sole Arranger, SunTrust Bank, [Tampa Bay], as Syndication
         Agent, and SouthTrust Bank, National Association, as Documentation
         Agent (filed herewith)


13.01    Management's Discussion and Analysis (filed herewith)

13.02    Report of Independent Certified Public Accountants and Consolidated
         Financial Statements (filed herewith)

13.03    Market for the Registrant's Common Stock and Related Stock Matters
         (filed herewith)

13.04    Independent Auditors' Report (filed herewith)

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


/s/ Chris T. Sullivan               Chairman, Chief Executive          March 29, 2000
-----------------------------       Officer and Director
Chris T. Sullivan                   (Principal Executive Officer)


/s/ Robert S. Merritt               Senior Vice President,             March 29, 2000
-----------------------------       Chief Financial Officer,
Robert S. Merritt                   Treasurer and Director
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


/s/ Robert D. Basham                President, Chief Operating         March 29, 2000
-----------------------------       Officer and Director
Robert D. Basham


/s/ J. Timothy Gannon               Senior Vice President and          March 29, 2000
--------------------------          Director
J. Timothy Gannon


/s/ Paul E. Avery                   Director                           March 29, 2000
-----------------------------
Paul E. Avery


/s/ John A. Brabson, Jr.            Director                           March 29, 2000
-----------------------------
John A. Brabson, Jr.


/s/ Charles H. Bridges              Director                           March 29, 2000
-----------------------------
Charles H. Bridges


/s/ W.R. Carey, Jr.                 Director                           March 29, 2000
-----------------------------
W.R. Carey, Jr.


/s/ Edward L. Flom                  Director                           March 29, 2000
-----------------------------
Edward L. Flom


/s/ Debbi Fields Rose               Director                           March 29, 2000
-----------------------------
Debbi Fields Rose


/s/ Nancy Schneid                   Director                           March 29, 2000
-----------------------------
Nancy Schneid


/s/ Lee Roy Selmon                  Director                           March 29, 2000
-----------------------------
Lee Roy Selmon


/s/ Toby S. Wilt                    Director                           March 29, 2000
-----------------------------
Toby S. Wilt