Form 10-Q
period 2000-03-31
OUTBACK STEAKHOUSE INC
filed 2000-05-15
CIK 874691



                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.

                                    20549

                                  FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended:              Commission File  Number:

     March 31, 2000                            0-19334
     --------------                            -------

                              OUTBACK STEAKHOUSE, INC.
                ---------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                             59-3061413
-------------------------------   -----------------------------------
(State or other jurisdiction of   (IRS Employer Identification Number)
 incorporation or organization)


                         2202 N. Westshore Blvd., 5th Floor
                                Tampa, FL  33607
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2000, there were 77,968,422 shares of Common Stock, $.01 par value outstanding.

                                      1


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

     The Consolidated Statements of Income and Cash Flow for the three months ending March 31, 1999 have been restated to reflect the Company's merger with its New England franchisee. The merger was accounted for using the pooling of interests method of accounting; and accordingly, all the historical information has been restated to reflect the merger.


                                      2


                        OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED BALANCE SHEETS
                            (in thousands)   March 31,     December 31,
                                               2000            1999
ASSETS                                      (unaudited)
CURRENT ASSETS                               ---------     -----------
  Cash and cash equivalents..............    $108,319        $ 92,623
  Inventories............................      24,446          26,088
  Other current assets...................      24,648          24,500
                                             --------        --------
     Total current assets................     157,413         143,211
PROPERTY, FIXTURES AND EQUIPMENT, NET....     620,020         607,028
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES, NET........      21,108          21,272
OTHER ASSETS.............................      88,493          80,771
                                             --------        --------
                                             $887,034        $852,282
                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.......................   $ 26,058        $ 33,974
   Sales taxes payable....................     10,783          10,354
   Accrued expenses.......................     46,513          29,628
   Unearned revenue.......................     21,165          45,188
   Income taxes payable...................     18,436          10,166
   Current portion of long-term debt......      4,602           1,625
                                             --------        --------
      Total current liabilities...........    127,557         130,935
DEFERRED INCOME TAXES.....................      3,049           4,659
LONG-TERM DEBT............................      1,433           1,519
OTHER LONG-TERM LIABILITIES                     4,500           4,500
                                             --------        --------
      Total liabilities...................    136,539         141,613
INTEREST OF MINORITY PARTNERS IN             --------        --------
    CONSOLIDATED PARTNERSHIPS.............     17,131          17,704
                                             --------        --------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 200,000
    shares authorized; 77,767 and 77,519
    shares issued; and 77,767 and 77,404
    outstanding as of March 31, 2000 and
    December 31, 1999, respectively.......        778             775
   Additional paid-in capital.............    198,662         194,251
   Retained earnings......................    533,924         501,384
                                             --------        --------
                                              733,364         696,410
   Less treasury stock, 115 shares at
    December 31, 1999, at cost............                     (3,445)
                                             --------        --------
     Total stockholders' equity...........    733,364         692,965
                                             --------        --------
                                             $887,034        $852,282
                                             ========        ========
           See notes to unaudited consolidated financial statements.
                                     3

                     OUTBACK STEAKHOUSE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share data, unaudited)

                                         Three Months Ended
                                             March 31,
                                       ----------------------
                                       2000              1999
                                    --------           --------
REVENUES
 Restaurant sales.................  $460,974           $389,093
 Other revenues...................     3,823              2,803
                                    --------           --------
TOTAL REVENUES....................  $464,797           $391,896
COSTS AND EXPENSES:                 --------           --------
 Cost of sales....................   171,699            149,263
 Labor and other related..........   107,689             91,919
 Other restaurant operating.......   100,892             83,301
 General & administrative.........    19,614             14,750
  Income from operations of
  unconsolidated affiliates.......      (367)              (235)
                                    --------           --------
                                     399,527            338,998
                                    --------           --------
INCOME FROM OPERATIONS                65,270             52,898
OTHER INCOME (EXPENSE), NET             (593)              (503)
INTEREST INCOME (EXPENSE).........       823                202
INCOME BEFORE ELIMINATION OF          ------           --------
 MINORITY PARTNERS'INTEREST
 AND INCOME TAXES.................    65,500             52,597
ELIMINATION OF MINORITY
 PARTNERS'INTEREST................     9,877              7,332
INCOME BEFORE PROVISION             --------           --------
 FOR INCOME TAXES.................    55,623             45,265
PROVISION FOR INCOME TAXES .......    19,857             16,069
                                    --------           --------
NET INCOME........................  $ 35,766           $ 29,196
                                    ========           ========
BASIC EARNINGS PER COMMON SHARE...  $   0.46           $   0.38
                                    ========           ========
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING........    77,622             76,510
                                    ========           ========
DILUTED EARNINGS PER COMMON SHARE.  $   0.45           $   0.37
                                    ========           ========
DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING........    79,345             78,686
                                    ========           ========
PRO FORMA (see Note 1):
PROVISION FOR INCOME TAXES........                       16,522
                                                       --------
NET INCOME........................                     $ 28,743
                                                       ========
BASIC EARNINGS PER COMMON SHARE...                     $   0.38
                                                       ========
DILUTED EARNINGS PER COMMON SHARE.                     $   0.37
                                                       ========
      See notes to unaudited consolidated financial statements.
                                      4


                        OUTBACK STEAKHOUSE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)
                                                 Three Months Ended
                                                     March 31,
                                                  2000       1999
Cash flows from operating activities:         ----------   --------
Net income..................................  $   35,766   $ 29,196
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation..............................      13,286     10,624
  Amortization..............................       1,271        623
  Minority partners' interest in
   consolidated partnerships' income........       9,877      7,332
  Income from unconsolidated affiliates.....        (367)      (235)
 Change in assets and liabilities:
  Decrease in inventories...................       1,642      2,802
  Increase in other current assets..........        (148)      (511)
  Increase in other assets..................      (8,993)    (1,734)
  Increase (decrease) in accounts payable,
   sales taxes payable, and accrued expenses       9,398     (7,354)
  Increase in income taxes payable..........       8,270      8,242
  Decrease in unearned revenue..............     (24,023)   (22,442)
  (Decrease) increase in deferred income taxes    (1,610)     1,398
                                                  -------    -------
  Net cash provided by operating activities.      44,369     27,941
Cash flows used in investing activities:         -------    -------
  Capital expenditures.......................    (26,278)   (17,150)
  Payments from unconsolidated affiliates....        114         54
  Change in investments in and advances to
   unconsolidated affiliates.................        417     (5,126)
                                                 -------    -------
  Net cash used in investing activities......    (25,747)   (22,222)
                                                 -------    -------
Cash flows used in financing activities:
  Adjustments from stock transactions........      4,414      4,840
  Proceeds from issuance of long-term debt         2,891
  Proceeds from minority partners'
   contributions.............................        300        300
  Distributions to minority partners
   and shareholders..........................    (10,750)    (10,941)
  Repayments of long-term debt...............                (34,472)
  Proceeds from reissuance of treasury stock         219       9,911
                                                  -------    -------
  Net cash used in financing activities......     (2,926)    (30,362)
                                                 -------     -------
 Net increase (decrease) in cash
  and cash equivalents.......................     15,696     (24,643)
Cash and cash equivalents at beginning
  of period..................................     92,623      84,035
                                                 -------     -------
 Cash and cash equivalents at end of period..   $108,319    $ 59,392
                                                ========    ========
Supplemental disclosure of cash flow information:
    Cash paid for interest..................                $    417
    Cash paid for income taxes..............    $    871         696
          See notes to unaudited consolidated financial statements.
                                     5


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

     The Consolidated Statements of Income and Cash Flow for the three months ending March 31, 1999 have been restated to reflect the Company's merger with its New England franchisee that was completed on November 30, 1999. The merger was accounted for using the pooling of interests method of accounting; and accordingly, all the historical information has been restated to reflect the merger. The pro forma income tax provision and pro forma net income amounts presented for 1999 reflect the anticipated income tax as if the New England franchisee had not elected to be taxed under Subchapter S of the Internal Revenue Code.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The December 31, 1999 balance sheet has been derived from the audited financial statements but does not include all of the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 1999 Annual Report.

2. Other Current Assets

    Other current assets consisted of the following (in thousands):

                                          March 31,     December 31,
                                            2000            1999
                                         -----------    -----------
Deposits...........................      $  1,347       $  1,253
Accounts receivable................         6,266          6,116
Accounts receivable franchisees             5,258          6,291
Prepaid expenses...................        10,319          9,444
Other current assets...............         1,458          1,396
                                         --------       --------
                                         $ 24,648       $ 24,500
                                         ========       ========



3. Property, Fixtures and Equipment

     Property, fixtures and equipment consisted of the following (in thousands):

                                         March 31,     December 31,
                                             2000         1999
                                        ------------   -----------
Land..............................       $123,383       $120,978
Buildings & building improvements.        290,312        289,261
Furniture & fixtures..............         74,578         72,452
Equipment.........................        170,687        168,705
Leasehold improvements............        119,098        115,340
Construction in progress..........         34,451         19,495
Accumulated depreciation..........       (192,489)      (179,203)
                                         --------       --------
                                         $620,020       $607,028
                                         ========       ========

4. Other Assets

     Other assets consisted of the following (in thousands):

                                              March 31,   December 31,
                                               2000           1999
                                            -----------   -----------
Intangible assets, net(including liquor
   licenses)......................             $ 70,138       $ 61,508
Other assets......................               18,355         19,263
                                               --------        -------
                                               $ 88,493       $ 80,771
                                               ========       ========
5. Long-term Debt

  Long-term debt consisted of the following (in thousands):

                                              March 31,    December 31,
                                                2000           1999
                                              ----------   ------------
  Notes payable to banks, collateralized
    by property, fixtures and equipment,
    interest at rates ranging from 8.02%
    to 9.9% at March 31, 2000 and
    December 31, 1999.......................    $ 4,017      $   647
  Note payable to corporation, collateralized
    by real estate, interest at 9.0%........         64          119
  Other notes payable, uncollateralized, interest
    rates ranging from 5.63% to 7.99%.......      1,954        2,378
                                                 ------       ------
                                                  6,035        3,144
  Less current portion                            4,602        1,625
                                                 ------       ------
  Long-term debt                                $ 1,433      $ 1,519
                                                =======      =======

     The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 120 day London Interbank Offered Rate ("LIBOR") (6.13% to
6.53% at March 31, 2000 and 5.82% to 6.13% at December 31, 1999). At March
31, 2000 and December 31, 1999, the unused portion of the revolving line of credit was $125,000,000. The line matures in December 2002.

     The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR.
Approximately $3,754,000 of the line of credit is committed for the issuance of letters of credit at March 31, 2000; of which $654,000 is to collateralize loans made by the bank to certain franchisees.

     The Company is the guarantor on an uncollateralized line of credit which permits borrowing of up to $25,000,000, maturing in March 2002, for one of its franchisees. At March 31, 2000 and December 31, 1999 the balance on the line of credit was approximately $19,420,000 and $19,220,000, respectively.

The Company is the guarantor of $8,333,000 of a $60,000,000 note for an unconsolidated affiliate in which the Company has an 18.5% equity interest.
At March 31, 2000 and December 31, 1999, the outstanding balance was approximately $34,404,000 and $16,828,000, respectively.

    6.      Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                           March 31,    December 31,
                                            2000            1999
                                          ---------     -----------
Accrued payroll and other compensation    $  12,677        $11,132
Accrued advertising...................        8,765          1,149
Accrued rent..........................        2,411          1,934
Accrued insurance.....................       11,010          7,837
Accrued ESOP contribution.............        1,984          1,484
Accrued property taxes................        5,354          5,078
Other accrued expenses................        4,312          1,014
                                            -------        -------
                                           $ 46,513        $29,628
                                            =======        =======




                        OUTBACK STEAKHOUSE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (1)
     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues or restaurant sales as indicated, and (ii) selected operating data:

                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                 2000       1999
                                                -------   --------
REVENUES:
 Restaurant sales.......................         99.2%      99.3%
 Other revenues.........................          0.8        0.7
                                                -----      -----
TOTAL REVENUES..........................        100.0      100.0
COSTS AND EXPENSES:                             -----      -----
 Cost of sales (2)......................         37.2       38.4
 Labor and other related (2)............         23.4       23.6
 Other operating (2)....................         21.9       21.4
 General & administrative...............          4.2        3.8
 Income from operations of
  unconsolidated affiliates.............         (0.1)      (0.1)
     Total costs and expenses...........         86.0       86.5
                                                -----      -----
INCOME FROM OPERATIONS..................         14.0       13.5
OTHER INCOME (EXPENSE)..................         (0.1)      (0.1)
INTEREST INCOME(EXPENSE)................          0.2        0.1
INCOME BEFORE ELIMINATION OF                    -----      -----
  MINORITY PARTNERS' INTEREST AND INCOME
  TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..................         14.1       13.4
ELIMINATION OF MINORITY PARTNERS'
  INTEREST..............................          2.1        1.9
                                                -----      -----
INCOME BEFORE PROVISION FOR INCOME TAXES         12.0       11.6
PROVISION FOR INCOME TAXES (3)..........          4.3        4.2
                                                -----      -----
NET INCOME (3)..........................          7.7%       7.3%
                                                =====      =====
(1) Amounts for the three months ended March 31, 1999 have been restated to reflect the merger discussed in Note 1 of Notes to Consolidated Financial
    Statements.
(2) As a percentage of restaurant sales.
(3) Amounts for the three months ended March 31, 1999 are pro forma. See
Note 1 of Notes to Consolidated Financial Statements.
                                      9



Results of Operations (continued)
                                               Three Months Ended
                                                    March 31,
                                                ------------------
                                                 2000       1999
                                                -------   --------

System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and international   $  416     $  355
  Domestic franchised and joint venture.           77         62
  International franchised and joint venture       16         13
                                                 ----       ----
    Total...............................          509        430
                                                 ----       ----
Carrabba's Italian Grills
  Company owned ........................           42         34
  Joint venture ........................           11          7
                                                 ----       ----
    Total...............................           53         41
                                                 ----       ----
Fleming's Prime Steakhouse and Wine Bars
  Company owned ........................            3
                                                 ----       ----
System-wide total.......................       $  565      $ 471
                                               ======      =====

Number of restaurants (at end
  of the period):
Outback Steakhouse
  Company owned - domestic and international     485         443
  Domestic franchised and joint venture.          97          83
  International franchised and joint venture      32          24
                                                 ---         ---
    Total...............................         614         550
                                                 ===         ===

Carrabba's Italian Grills
  Company owned ........................          56          53
  Joint venture ........................          16          12
                                                 ---         ---
    Total...............................          72          65
                                                 ---         ---
Fleming's Prime Steakhouse and Wine Bars
  Company owned ........................           3
                                                 ---         ---

System-wide total.......................         689         615
                                                 ===         ===




Three months ended March 31, 2000 and 1999

     Revenues. Total revenues increased by 18.6% to $464,797,000 during the first quarter of 2000 as compared with $391,896,000 in the same period in 1999. The increase was primarily attributable to the opening of new restaurants after March 31, 1999, increased same store customer counts and a menu price increase of approximately 2.5% at Outback Steakhouse in December 1999. The following table depicts additional activities that influenced the period to period changes in revenues:

                                     Three Months Ended
                                          March 31,
                                      ----------------
                                       2000      1999
                                      ------    ------
Average unit volumes(weekly):
     Outback Steakhouses..........   $ 65,491  $ 63,521
     Carrabba's Italian Grills....   $ 57,043  $ 49,881
Per person check averages:
     Outback Steakhouses..........   $  17.99  $  17.76
     Carrabba's Italian Grills....   $  19.44  $  18.52
Year to year percentage change:
    Same-store sales:
     Outback Steakhouses..........       6.4%      5.7%
     Carrabba's Italian Grills....      11.2%      5.5%
    Same store customer counts:
     Outback Steakhouses..........       3.9%      2.1%
     Carrabba's Italian Grills....       9.2%     (1.8)%

          Costs and expenses. Cost of restaurant sales as a percentage of restaurant sales, consisting of food and beverage costs, decreased in the first quarter of 2000 to 37.2% of restaurant sales as compared with 38.4% in the same period in 1999. The decrease was attributable to higher menu prices and commodity cost decreases in produce and dairy products, particularly onions and butter.

          Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses decreased in the first quarter of 2000 to 23.4% of restaurant sales, as compared with 23.6% in the same period in 1999. The decrease resulted from higher average unit volumes at Outback and Carrabba's during the first quarter of 2000 partially offset by higher hourly wage rates resulting from a competitive labor market.

          Other operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation, preopening costs and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. As a percentage of restaurant sales, these costs increased to 21.9% in the first quarter of 2000 as compared to 21.4% in the same quarter of 1999. The increase resulted primarily from higher advertising spending related to Outback Steakhouse's national cable program, increased liability insurance costs, and increased operating supplies expense related to Outback's "Take-away" program.  The increase was partially offset by higher average unit volumes for both Outback and Carrabba's which reduced the fixed and indirectly variable costs as a percentage of sales.
                                      11


  General and administrative costs increased by $4,864,000 to $19,614,000 in the first quarter of 2000 as compared with $14,750,000 in the same period in 1999. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback
Steakhouses, Carrabba's Italian Grills and Fleming's Prime Steakhouses as well as costs associated with the development of new restaurant formats and other affiliated businesses.

          Income from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback Steakhouse and Carrabba's Italian Grills operated as development joint ventures. Income from development joint ventures was $367,000 in the first quarter of 2000 as compared with income of $235,000 in the same period in 1999. This increase was attributable to additional stores operating as development joint ventures in the first quarter of 2000 and to an increase in average unit volumes and improved operating margins.

          Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $12,372,000 to $65,270,000, in the first quarter of 2000 as compared with $52,898,000 in the same period in 1999.

         Other income (expense), net. Other income (expense), net represents the income and expense from non-restaurant businesses. Net other expenses increased to $593,000 in the first quarter of 2000 compared with net other expenses of $503,000 during the same period in 1999. The increase in the net expense is related primarily to increases in administrative, promotional and development costs associated with the growth of non-restaurant businesses.

          Interest income. Interest income was $823,000 during the first quarter of 2000 as compared with interest income of $202,000 in the same period in 1999. The period to period change in interest income resulted from higher average cash balances and higher interest rates on short term investments during the first quarter of 2000 compared with the same period in 1999.

          Elimination of minority partners' interests. The allocation of minority partners' interest income included in this line item represents their portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these allocations were 2.1% and 1.9% during the quarter ended March
31, 2000 and 1999, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.

          Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.7% for the first quarter of 2000 and the pro forma effective income tax rate was 36.5% for the first quarter of 1999. The decrease in the effective rate resulted from state tax savings from changes in the corporate state tax structure implemented in the third quarter of 1999, partially offset by the decrease in FICA tip credits the Company was able to utilize in the current period.

Pro forma net income and earnings per share. Net income for the first quarter of 2000 was $35,766,000 as compared with pro forma net income of $28,743,000 in the same period in 1999. Basic earnings per share increased to $0.46 during the first quarter of 2000 as compared with pro forma basic earnings per share of $0.38 for the same period in 1999.  Diluted earnings per share increased to $0.45 during the first quarter of 2000 as compared with pro forma diluted earnings per share of $0.37 for the same period in 1999.
                                      13




Liquidity and Capital Resources

          The following table presents a summary of the Company's cash flows and capital expenditures for the periods indicated.


                               Year Ended         Three Months Ended
                              December 31,              March 31,
                                  1999             2000        1999
Net cash provided by          -----------       ---------    --------
  operating activities          $192,662          $44,369     $27,941
Net cash used in
  investing activities          (127,700)         (25,747)    (22,222)
Net cash used in
  financing activities           (56,374)          (2,926)    (30,362)
Net increase(decrease) in cash  --------         --------    --------
  and cash equivalents          $  8,588         $ 15,696    $(24,643)
                                ========         ========    ========

     The Company requires capital principally for the development of new
Company owned and joint venture restaurants. Capital expenditures totaled approximately $116,746,000 for the year ended December 31, 1999 and $26,278,000 and $17,150,000 during the first quarters of 2000 and 1999, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 2000 will be free-standing units.

     The Company has formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. The Company has purchased three Outback
Steakhouses in Korea and will also develop future Company owned Outback
Steakhouses in Korea. The Company also has entered into agreements to develop and operate Roy's Restaurants and Fleming's Prime Steakhouse and Wine Bars. Under the Fleming's agreement, the Company has committed to the first $13,000,000 of future development costs.

     At March 31, 2000, the Company had two uncollateralized lines of credit totaling $132,500,000. Approximately $3,754,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. The Company expects that its capital requirements through the end of 2000 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At March
31, 2000, the borrowings totaled approximately $19,420,000. See Note 5 of
Notes to Unaudited Consolidated Financial Statements.

The Company is the guarantor of $8,333,000 of a $60,000,000 note for an unconsolidated affiliate in which the Company has an 18.5% equity interest.
At March 31, 2000 the outstanding balance on the note was approximately
$34,404,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $125 million revolving line of credit with its bank.
Borrowings under the agreement bear interest at rates ranging from 57.5 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At
March 31, 2000 and December 31, 1999, the Company did not have an outstanding balance on the line of credit.

     Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. The Company expect that in most cases the Company could pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.
                                      15


Cautionary Statement

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words
"believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

    The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to in the previous paragraphs. The Company's forward looking statements regarding its development schedule for new restaurant openings are subject to a number of risk factors including:

 (i)  Ability to obtain appropriate real estate sites at acceptable prices;
(ii)  Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;
(iii) Impact of government moratoriums or approval processes which could result in significant delays;
(iv)  Ability to obtain all necessary contractors and sub-contractors;
 (v)  Union activities such as picketing and hand billing which could delay construction;
(vi)  Weather and acts of God beyond the Company's control resulting in construction delays.
                                      16


                     OUTBACK STEAKHOUSE, INC.

PART II:  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

                27 - Financial Data Schedules (for SEC use only)

    (b)   Reports on Form 8-K


               There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                     17





                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                    OUTBACK STEAKHOUSE, INC.



 Date: May 15, 2000                 By:  /s/ Robert S. Merritt
                                             Robert S. Merritt
                                             Senior Vice President,
                                             Finance (Principal Financial
                                             and Accounting Officer)



















                                      18

