Form 10-Q
period 2000-06-30
OUTBACK STEAKHOUSE INC
filed 2000-08-14
CIK 874691


                    SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.

                                   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended:                      Commission File Number:

           June 30, 2000                                1-15935
        -------------------                     ------------------------


                           OUTBACK STEAKHOUSE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                             59-3061413
  -------------------------------    ----------------------------------
 (State or other jurisdiction of   (IRS Employer Identification Number)
  incorporation or organization)

                       2202 North Westshore Boulevard, 5th Floor
                              Tampa, FL  33607
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
Yes   X    No      .
     ----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 10, 2000, there were approximately 77,894,000 shares of Common Stock, $.01 par value outstanding.

                                      1 of 22

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

     The Consolidated Statements of Income for the three month and six month periods ended June 30, 1999 and Statement of Cash Flow for the six month period ended June 30, 1999 have been restated to reflect the Company's merger with its New England franchisee. The merger was accounted for using the pooling of interests method of accounting; and accordingly, all the historical information has been restated to reflect the merger.


                                      2 of 22

                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                            June 30    December 31,
                                               2000     1999
ASSETS                                     (unaudited)
CURRENT ASSETS                             ----------- ------------
  Cash and cash equivalents..............     $112,631 $ 92,623
  Inventories............................       24,656   26,088
  Other current assets...................       22,416   24,500
                                              -------- --------
     Total current assets................      159,703  143,211
PROPERTY, FIXTURES AND EQUIPMENT, NET....      640,717  607,028
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES, NET........       25,486   21,272
OTHER ASSETS.............................       93,414   80,771
                                              -------- --------
                                              $919,320 $852,282
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable.......................    $ 31,415 $ 33,974
   Sales taxes payable....................      10,623   10,354
   Accrued expenses.......................      42,729   29,628
   Unearned revenue.......................      17,010   45,188
   Income taxes payable...................      13,201   10,166
   Current portion of long-term debt......         558    1,625
                                              -------- --------
      Total current liabilities...........     115,536  130,935
DEFERRED INCOME TAXES.....................       2,293    4,659
LONG-TERM DEBT............................       1,091    1,519
OTHER LONG-TERM LIABILITIES...............       4,000    4,500
                                              -------- --------
      Total liabilities...................     122,920  141,613
INTEREST OF MINORITY PARTNERS IN              -------- --------
    CONSOLIDATED PARTNERSHIPS.............      16,762   17,704
                                              -------- --------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 200,000
    shares authorized; 78,119 and 77,519
    shares issued; and 78,119 and 77,404
    outstanding as of June 30, 2000 and
    December 31, 1999, respectively.......         781      775
   Additional paid-in capital.............     206,635  194,251
   Retained earnings......................     572,222  501,384
                                              -------- --------
                                               779,638  696,410
   Less treasury stock, 115 shares at
    December 31, 1999, at cost............               (3,445)
                                              -------- --------
     Total stockholders' equity...........     779,638  692,965
                                              -------- --------
                                              $919,320 $852,282
                                              ======== ========
See notes to unaudited consolidated financial statements.
                                      3 of 22

                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2000      1999      2000      1999
                                       -------- --------    -------- --------
Restaurant sales.....................  $477,417 $414,602    $938,391 $803,695
Other revenues.......................     4,203    2,913       8,026    5,716
                                       -------- --------    -------- --------
  TOTAL REVENUES.....................  $481,620 $417,515    $946,417 $809,411
COSTS AND EXPENSES:                    -------- --------    -------- --------
  Cost of sales......................   178,772  156,774     350,471  306,037
  Labor & other related..............   112,694   97,533     220,383  189,452
  Other restaurant operating.........   101,814   87,835     202,706  171,136
  General & administrative...........    20,841   16,454      40,455   31,204
  Income from operations
    of unconsolidated  affiliates....      (702)    (342)     (1,069)    (577)
                                       -------- --------    -------- --------
       Total costs and expenses......   413,419  358,254     812,946  697,252
INCOME FROM OPERATIONS...............    68,201   59,261     133,471  112,159
OTHER INCOME (EXPENSE), NET..........       (34)    (901)       (627)  (1,404)
INTEREST INCOME......................     1,477      215       2,300      417
INCOME BEFORE ELIMINATION OF.........  -------- --------    -------- --------
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES...................    69,644   58,575     135,144  111,172
ELIMINATION OF MINORITY PARTNERS'
  INTEREST...........................     9,540    8,337      19,417   15,669
                                       -------- --------    -------- --------
INCOME BEFORE PROVISION FOR INCOME
  TAXES..............................    60,104   50,238     115,727   95,503
PROVISION FOR INCOME TAXES...........    21,806   17,760      41,663   33,829
                                       -------- --------    -------- --------
NET INCOME...........................  $ 38,298 $ 32,478    $ 74,064 $ 61,674
                                       ======== ========    ======== ========
BASIC EARNINGS PER COMMON SHARE......     $0.49    $0.42       $0.95    $0.80
BASIC WEIGHTED AVERAGE NUMBER OF       ======== ========    ======== ========
 COMMON SHARES OUTSTANDING...........    77,977   77,209      77,800   76,865
                                       ======== ========    ======== ========
DILUTED EARNINGS PER COMMON SHARE....     $0.48    $0.41       $0.93    $0.78
DILUTED WEIGHTED AVERAGE NUMBER OF     ======== ========    ======== ========
 COMMON SHARES OUTSTANDING...........    80,397   79,795      79,872   79,247
                                       ======== ========    ======== ========
PRO FORMA (see Note 1):
PROVISION FOR INCOME TAXES...........             18,337               34,859
                                                --------             --------
NET INCOME...........................           $ 31,901             $ 60,644
                                                ========             ========
BASIC EARNINGS PER COMMON SHARE......              $0.41                $0.79
                                                ========             ========
DILUTED EARNINGS PER COMMON SHARE....              $0.40                $0.77
                                                ========             ========
See notes to unaudited consolidated financial statements.
                                      4 of 22
                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (in thousands, unaudited)   Six Months Ended June 30,
                                                  2000        1999
Cash flows from operating activities:          --------      --------
Net income..................................   $ 74,064      $ 61,674
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................      26,839        21,749
 Amortization..............................       2,322         1,413
 Minority partners' interest in
  consolidated partnerships' income........      19,417        15,669
 Income from unconsolidated affiliates.....      (1,069)         (577)
 Change in assets and liabilities:
  Decrease in inventories..................       1,432         3,586
  Decrease (increase) in other current assets     2,084        (4,125)
  Increase in other assets.................     (14,965)          (86)
  Increase (decrease) in accounts payable,
   sales taxes payable, and accrued expenses     10,811        (3,247)
  Increase in income taxes payable..........      3,035         3,019
  Decrease in unearned revenue..............    (28,178)      (22,114)
  (Decrease) increase in deferred income taxes   (2,366)        1,665
  Decrease in other long-term liabilities          (500)
                                               --------      --------
   Net cash provided by operating activities     92,926        78,626
Cash flows used in investing activities:       --------      --------
 Capital expenditures.......................    (60,528)      (48,108)
 Payments from unconsolidated affiliates....        210            64
 Change in investments in and advances to
   unconsolidated affiliates.................    (3,355)       (5,539)
                                                -------      --------
   Net cash used in investing activities....    (63,673)      (53,583)
Cash flows from financing activities:           -------      --------
 Adjustments from stock transactions........     12,390        10,660
 Proceeds from minority partners' contributions     800           625
 Distributions to minority partners
  and shareholders..........................    (21,159)      (21,157)
 Repayments of long-term debt...............     (1,495)      (33,916)
 Proceeds from reissuance of treasury stock.        219        11,178
   Net cash used in financing                  --------      --------
     activities.............................     (9,245)      (32,610)
                                               --------      --------
Net increase (decrease) in cash
   and cash equivalents.....................     20,008        (7,567)
Cash and cash equivalents at beginning
   of period................................     92,623        84,035
                                               --------      --------
Cash and cash equivalents at end of period..   $112,631     $  76,468
                                               ========      ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................                $    470
   Cash paid for income taxes...............   $ 35,233       21,089
Supplemental disclosures of non-cash items:
   Purchase of minority partners' interest..                   2,511


See notes to unaudited consolidated financial statements.
                                      5 of 22
                         OUTBACK STEAKHOUSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation

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

   The Consolidated Statements of Income for the three month and six month periods ended June 30, 1999 and Statement of Cash Flow for the six month period ended June 30, 1999 have been restated to reflect the Company's merger with its New England franchisee that was completed November 30, 1999. The merger was accounted for using the pooling of interests method of accounting; and accordingly, all the historical information has been restated to reflect the merger. The pro forma income tax provision and pro forma net income amounts presented for 1999 reflect the anticipated income tax as if the New England franchisee had not elected to be taxed under Subchapter S of the Internal
Revenue Code.

   Certain amounts shown in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not have an effect on total assets, total liabilities, stockholders' equity or net income.

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

2.   Other Current Assets
Other current assets consisted of the following (in thousands):

                                            June 30,     December 31,
                                              2000           1999
                                            --------      ---------
Deposits .........................          $  1,315     $   1,253
Accounts receivable...............             5,342         6,116
Accounts receivable franchisees...             3,912         6,291
Prepaid expenses..................            10,586         9,444
Other current assets..............             1,261         1,396
                                            --------      --------
                                           $  22,416     $  24,500
                                            ========     =========


                                  6 of 22

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.   Property, Fixtures and Equipment, Net.  Property, fixtures and equipment consisted of the following (in thousands):
                                             June 30,  December 31,
                                              2000        1999
                                            ---------   --------
Land..............................          $ 125,484   $120,978
Buildings & building improvements.            303,671    289,261
Furniture & fixtures..............             76,037     72,452
Equipment.........................            194,283    168,705
Leasehold improvements............            120,403    115,340
Construction in progress..........             26,881     19,495
Accumulated depreciation..........           (206,042)  (179,203)
                                             --------   --------
                                            $ 640,717   $607,028
                                            =========   ========

4.   Other Assets
Other assets consisted of the following (in thousands):
                                             June 30,  December 31,
                                              2000        1999
Intangible assets, net(including liquor     --------    --------
   licenses)......................          $  71,800   $ 61,508
Other assets......................             21,614     19,263
                                            ---------   --------
                                            $  93,414   $ 80,771
                                            =========   ========

5.  Long-term Debt
Long-term debt consisted of the following (in thousands):
                                             June 30,  December 31,
                                              2000        1999
                                            ---------   --------
Note payable to corporation, collateralized
    by real estate, interest at 9.0%........   $   45   $    119
  Other notes payable, uncollateralized,
    interest rates ranging from 5.63% to 7.99%  1,604      2,378
  Notes payable to banks, collateralized
    by property, fixtures and equipment,
    interest at rates ranging from 8.02%
    to 9.9% at December 31, 1999............                 647
                                               ------     ------
                                                1,649      3,144
  Less current portion                            558      1,625
                                                -----     ------
  Long-term debt                               $1,091     $1,519
                                               ======     ======

                                7 of 22

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

   The Company has an uncollateralized revolving line of credit that permits borrowing up to a maximum of $125,000,000 at rates ranging from 57.5 to 95.0 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate
("LIBOR") (6.64% to 7.00% at June 30, 2000 and 5.82% to 6.13% at December 31,
1999). At June 30, 2000 and December 31, 1999 the unused portion of the revolving line of credit was $125,000,000. The line matures in December 2002.

   The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR. At June 30, 2000, approximately $3,917,000 of the line of credit was committed for the issuance of letters of credit, $817,000 of which was to collateralize loans made by the bank to certain franchisees.

   The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95 basis points over LIBOR. Approximately
$2,750,000 of the line of credit was committed for the issuance of letters of credit at June 30, 2000.

   The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchisees. At June 30, 2000 and December 31, 1999 the balance on the line of credit was approximately $20,170,000 and $19,220,000 respectively.

   The Company is the guarantor of up to approximately $8,333,000 of a $60,000,000 note for an unconsolidated affiliate in which the Company has an 18.5% equity interest. At June 30, 2000 and December 31, 1999, the outstanding balance was approximately $52,404,000 and $16,828,000, respectively.

   See "Liquidity and Capital Resources" in Item 2,  "Management's Discussion and
Analysis of Financial Condition and Results of Operations."

6.   Accrued Expenses
Accrued expenses consisted of the following (in thousands):
                                             June 30,   December 31,
                                               2000        1999
                                             --------   ---------
Accrued payroll and other compensation       $15,737   $12,616
Accrued advertising...................         4,454     1,149
Accrued rent..........................         2,783     1,934
Accrued insurance.....................         9,502     7,837
Accrued property taxes................         6,469     5,078
Other accrued expenses................         3,784     1,014
                                             -------   -------
                                             $42,729   $29,628
                                             =======   =======

                                    8 of 22

                        OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations (1)
   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's
Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:
                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ----------------    ----------------
                                       2000     1999       2000     1999
REVENUES                             ------    ------    ------    ------
 Restaurant sales................      99.1%     99.3%     99.2%     99.3%
 Other revenues..................       0.9       0.7       0.8       0.7
                                     ------    ------    ------    ------
TOTAL REVENUES...................     100.0     100.0     100.0     100.0

COSTS AND EXPENSES:
 Cost of sales (2)...............      37.4      37.8      37.3      38.1
 Labor & other related (2).......      23.6      23.5      23.5      23.6
 Other restaurant operating (2)..      21.3      21.2      21.6      21.3
 General & administrative........       4.3       3.9       4.3       3.9
 Income from operations of
   unconsolidated affiliates.....      (0.1)     (0.1)     (0.1)     (0.1)
    Total costs and expenses.....      85.8      85.8      85.9      86.1
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS...........      14.2      14.2      14.1      13.9
OTHER INCOME (EXPENSE), NET......       (*)      (0.2)     (0.1)     (0.2)
INTEREST INCOME..................       0.3       0.1       0.2       0.1
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES...............      14.5      14.0      14.3      13.7
ELIMINATION OF MINORITY PARTNERS'
  INTEREST.......................       2.0       2.0       2.1       1.9
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES...................      12.5      12.0      12.2      11.8
PROVISION FOR INCOME TAXES(3)....       4.5       4.4       4.4       4.3
                                     ------    ------    ------    ------
NET INCOME(3)....................       8.0%      7.6%      7.8%      7.5%
                                     ======    ======    ======    ======
(*)Percentages are less than 1/10 of one percent of total revenues.
(1) Amounts for the three months and six months ended June 30, 1999 have been restated to reflect the merger discussed in Note 1 of Notes to Consolidated Financial Statements.
(2) As a percentage of restaurant sales.
(3) Amounts for the three months and six months ended June 30, 1999 are pro forma. See Note 1 of Notes to
Consolidated Financial Statements.


                                      9 of 22
Results of Operations (continued)
                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ----------------    ----------------
                                       2000      1999      2000      1999
                                     ------    ------    ------    ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and
     international...................$  430    $  380    $  846    $  735
  Domestic franchised and
     joint venture...................    81        67       158       129
  International franchised and
     joint venture...................    19        14        35        27
                                     ------    ------    ------    ------
     Total...........................   530       461     1,039       891
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned......................    43        35        85        69
  Joint venture......................    11         8        22        15
                                     ------    ------    ------    ------
     Total...........................    54        43       107        84
                                     ------    ------    ------    ------
Other restaurants
  Company owned......................     4                   7
                                     ------    ------    ------    ------
System-wide total....................$  588    $  504    $1,153    $  975
                                     ======    ======    ======    ======

                                                          June 30,
                                                      --------------
                                                      2000      1999
                                                      ----      ----
Number of restaurants (at end of the period):
Outback Steakhouses
  Company owned - domestic and international.....      495      454
  Domestic franchised and joint venture..........       99       86
  International franchised and joint venture.....       34       25
                                                       ---      ---
     Total.......................................      628      565
                                                       ---      ---
Carrabba's Italian Grills
   Company owned.................................       58       53
   Joint venture.................................       16       13
                                                       ---      ---
      Total......................................       74       66
Fleming's Prime Steakhouse and Wine Bars               ---      ---
  Company owned..................................        3

Roy's                                                  ---      ---
  Company owned..................................        1
Zazarac                                                ---      ---
  Company owned..................................        1
                                                       ---      ---
System-wide total................................      707      631
                                                       ===      ===
                                     10 of 22

Three months ended June 30, 2000 and 1999
        Revenues.  Total revenues increased by 15.4% to $481,620,000 during the second quarter of 2000 as compared with $417,515,000 in the same period in 1999. The increase was attributable to the opening of new restaurants after June 30, 1999, increased same store customer counts, menu price increases of approximately
2.5% at Outback Steakhouse in December 1999, and comparable store revenue increases during the quarter of 5.6% and
12.6% at Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities that influenced the period to period changes in revenues:

                                        Three Months Ended
                                             June 30,
                                         ----------------
                                           2000     1999
                                          ------   ------
Average unit volumes(weekly):
      Outback Steakhouses..........   $ 66,888      $ 64,731
      Carrabba's Italian Grills....     57,085        50,731
Per person check averages:
      Outback Steakhouses..........      17.76         17.45
      Carrabba's Italian Grills....      19.32         18.47
Year to year percentage change:
    Same-store sales:
      Outback Steakhouses..........       5.6%          6.1%
      Carrabba's Italian Grills....      12.6%          6.6%
    Same store customer counts:
      Outback Steakhouses..........       3.5%          2.7%
      Carrabba's Italian Grills....       6.4%        (0.4)%

        Costs and expenses.  Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, decreased in the second quarter of 2000 to 37.4% of restaurant sales as compared with 37.8% in the same period in 1999. The decrease was attributable to higher menu prices and commodity cost decreases in dairy products, partially offset by an increase in produce costs.

        Labor and other related expenses increased as a percentage of restaurant sales by 0.1% to 23.6% in the second quarter of 2000 as compared with 23.5% in the same period in 1999. The increase resulted from higher hourly wage rates resulting from a competitive labor market and additional labor used to facilitate the rollout of
Outback Steakhouse's "Take-away" initiative, partially offset by higher average unit volumes.

        Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, depreciation, pre-opening expenses, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.1% of restaurant sales to 21.3% in the second quarter of 2000, as compared with 21.2% in the same period in 1999. The increase resulted primarily from higher advertising spending related to Outback
Steakhouse's national cable program and increased operating supplies expense related to Outback Steakhouse's
"Take-away" program. The increase was partially offset by higher average unit volumes for both Outback
Steakhouse and Carrabba's Italian Grills, which reduces the fixed and indirectly variable costs as a percentage of restaurant sales.
                                     11 of 22


        General and administrative costs increased by $4,387,000 to $20,841,000 in the second quarter of 2000 compared with $16,454,000 during the same period in 1999. This increase resulted from an increase in overall administrative costs associated with operating additional Outback Steakhouses, Carrabba's Italian
Grills and Fleming's Prime Steakhouses as well as costs associated with the development of new restaurant formats and other affiliated businesses.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income from Outback Steakhouses and Carrabba's Italian
Grills operated as development joint ventures. Income from the development joint ventures was $702,000 during the second quarter of 2000 as compared with income of $342,000 during the same period in 1999. This increase was attributable to additional stores operating as development joint ventures in the second quarter of 2000 and to an increase in average unit volumes and improved operating margins.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $8,940,000, to $68,201,000, in the second quarter of 2000 as compared with $59,261,000 in the same period in 1999.

         Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $34,000 during the second quarter of 2000 as compared with net expense of $901,000 in the same period in 1999. The improvement in the net expense resulted from increased revenues and stabilization of operating costs associated with non-restaurant operations.

         Interest income. Interest income was $1,477,000 during the second quarter of 2000 as compared with interest income of $215,000 in the same period in 1999. The period to period change in interest income resulted from higher average cash balances and higher interest rates on short term investments during the second quarter of 2000 compared with the same period in 1999.

         Elimination of minority partners' interests. The allocation of minority partners' income included in this line item represents their portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. These costs were 2.0% of revenues during both of the quarters ended June 30, 2000 and 1999.

                                   12 of 22
         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 36.3% during the second quarter of 2000 and the pro forma effective income tax rate was 36.5% during the second quarter of 1999. The decrease in the effective rate resulted from state tax savings associated with changes in the corporate state tax structure implemented in the third quarter of 1999, partially offset by the decrease in FICA tip credits the Company was able to utilize in the current period.


         Pro forma net income and earnings per share. Net income for the second quarter of 2000 was $38,298,000 as compared with pro forma net income of
$31,901,000 in the same period in 1999. Basic earnings per share increased to
$0.49 during the second quarter of 2000 as compared with pro forma basic earnings per share of $0.41 for the same period in 1999. Basic weighted shares outstanding increased by approximately 768,000 shares from 77,209,000 shares at June 30, 1999 to
77,977,000 at June 30, 2000. The increase was primarily due to the issuance of shares for stock option exercises. Diluted earnings per share increased to $0.48 during the second quarter of 2000 as compared with pro forma diluted earnings per share of
$0.40 for the same period in 1999. Diluted weighted shares outstanding increase by approximately 602,000 shares from 79,795,000 shares at June 30, 1999 to
80,397,000 shares at June 30, 2000. The increase was primarily due to the issuance of shares for stock option exercises and partially offset by the decreased dilutive effect of outstanding stock options because of lower average stock prices over the period.



                                     13 of 22

Six months ended June 30, 2000 and 1999

        Revenues.  Total revenues increased by 16.9% to $946,417,000 during the first half of 2000 as compared with $809,411,000 in the same period in 1999. The increase was attributable to the opening of new restaurants after June 30, 1999, increased same store customer counts, a menu price increase of 2.5% at Outback
Steakhouse in December 1999, and comparable store revenue increases during the first half of 2000 of 5.8% and 11.5% for Outback Steakhouse and Carrabba's Italian
Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                        Six Months Ended
                                             June 30,
                                         ----------------
                                           2000     1999
                                          ------   ------
Average unit volumes(weekly):
      Outback Steakhouses..........   $  66,193   $ 64,133
      Carrabba's Italian Grills....      56,829     50,301
Per person check averages:
      Outback Steakhouses..........       17.89      17.60
      Carrabba's Italian Grills....       19.35      18.49
Year to year percentage change:
    Same-store sales:
      Outback Steakhouses..........        5.8%       5.8%
      Carrabba's Italian Grills....       11.5%       6.0%
    Same-store customer counts:
      Outback Steakhouses..........        3.9%       2.4%
      Carrabba's Italian Grills....        6.4%      (1.8)%

        Costs and expenses. Cost of sales as a percentage of restaurant sales, decreased by 0.8% to 37.3% in the first half of 2000 as compared with 38.1% in the same period in 1999. The decrease was attributable to higher menu prices and commodity cost decreases in produce and dairy products.

        Labor and other related expenses decreased as a percentage of restaurant sales by 0.1% to 23.5% in the first half of 2000 as compared with 23.6% in the same period in 1999. The decrease resulted from higher average unit volumes during the first six months of 2000 at Outback Steakhouse and Carrabba's Italian
Grills, partially offset by higher hourly wage rates resulting from a competitive labor market and additional labor used to facilitate the rollout of Outback Steakhouse's
"Take-away" initiative.

        Other restaurant operating expenses increased by 0.3% of restaurant sales to 21.6% in the first half of 2000 as compared with 21.3% in the same period in 1999. The increase resulted primarily from higher advertising spending during the six months related to Outback Steakhouse's national cable program and increased operating supplies expense related to Outback Steakhouse's "Take-away" program.
The increase was partially offset by higher average unit volumes for both Outback
Steakhouse and Carrabba's Italian Grills, which reduces the fixed and indirectly variable costs as a percentage of restaurant sales.



                                    14 of 22


        General and administrative costs increased by $9,251,000 to $40,455,000 during the first half of 2000 as compared to with $31,204,000 during the same period in 1999. This increase resulted from an increase in overall administrative costs associated with operating additional Outback Steakhouses, Carrabba's
Italian Grills and Fleming's Prime Steakhouses as well as costs associated with the development of new restaurants and other affiliated businesses.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback Steakhouses and Carrabba's
Italian Grills operated as development joint ventures. Income from the joint ventures was $1,069,000 in the first six months of 2000 as compared with income of $577,000 in the same period in 1999. This increase was attributable to additional stores operating as development joint ventures in the first half of 2000 and to an increase in average unit volumes and improved operating margins.

        Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $21,312,000, to $133,471,000 in the first half of 2000 as compared with $112,159,000 in the same period in 1999.

        Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $627,000 during the first six months of 2000 as compared with net other expense of $1,404,000 in the same period in 1999. The decrease in the net expense resulted from increased revenues in the second quarter associated with non-restaurant operations.

        Interest income. Interest income was $2,300,000 during the first six months of 2000 as compared with interest income of $417,000 in the same period in 1999. The period to period change in interest income resulted from higher average cash balances and higher interest rates on short term investments during the first six months of 2000 compared with the same period in 1999.

        Elimination of minority interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these allocations were 2.1% and 1.9% during the six months ended June 30, 2000 and 1999, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.

                                    15 of 22

        Provision for income taxes. The provision for income taxes in the first half of both 2000 and 1999 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 36.0% during the first six months of 2000 and the pro forma effective income tax rate was 36.5% during the first six months of 1999. The decrease in the effective tax rate resulted from tax savings associated with changes in the corporate state tax structure implemented in the third quarter of 1999, partially offset by the decrease in FICA tip credits the Company was able to utilize in the first six months of 2000.

         Net income and earnings per common share.  Net income for the first half of 2000 was $74,064,000 as compared with pro forma net income of $60,644,000 in the same period in 1999. Basic earnings per share increased to $0.95 during the first half of 2000, as compared with pro forma basic earning per share of $0.79 in the same period in 1999. Diluted earnings per share increased to $0.93 during the first half of 2000, as compared with pro forma diluted earnings per share of $0.77 in the same period in 1999.

                                  16 of 22

Liquidity and Capital Resources

                    The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                                 Year Ended     Six Months Ended
                               December 31,   June 30,   June 30,
                                   1999         2000       1999
                                 ---------    ---------- ----------
Net cash provided by
  operating activities            $ 192,662   $ 92,926   $ 78,626
Net cash used in investing
  activities                       (127,700)   (63,673)   (53,583)
Net cash used in
  financing activities              (56,374)    (9,245)   (32,610)
                                  ---------   --------   --------
Net increase (decrease) in
  cash and cash equivalents       $   8,588   $ 20,008   $ (7,567)
                                  =========   ========   ========

    The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately
$116,746,000 for year ended December 31, 1999 and $60,528,000 and $48,108,000 during the first six months of 2000 and 1999, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

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

    At June 30, 2000, the Company had three uncollateralized lines of credit totaling $147,500,000. Approximately $6,667,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. The Company expects that its capital requirements through the end of 2000 will be met by cash flows from operations and, to the extent needed, advances on its line of credit. See Note 5 of Notes to Unaudited
Consolidated Financial Statements.

    The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At June 30, 2000, the borrowings totaled approximately $20,170,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

     The Company is the guarantor of up to approximately $8,333,000 of a $60,000,000 note for an unconsolidated affiliate in which the Company has an 18.5% equity interest. At June 20, 2000 the outstanding balance on the note was approximately $52,404,000.

17 of 22

    On July 26, 2000, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of the Company's Common Stock. The timing, price, quantity and manner of the purchases will be made at the discretion of management and will depend upon market conditions. In addition, the Board of Directors also authorized a program to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises. The Company will fund the repurchase program with available cash and bank credit facilities.



 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its revolving lines of credit with its bank. Borrowings under the agreement bear interest at rates ranging from 50 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At June 30, 2000, and December 31,
1999, the Company did not have an outstanding balance on the line of credit.

         Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.






                                           18 of 22

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

                               19 of 22

                             OUTBACK STEAKHOUSE, INC.
                           PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held an Annual Meeting of Stockholders on Thursday, April 27,
2000. The matters submitted for vote and the related election results are as follows:

      1. To elect four directors each to serve for a three year term and until his or her successor is duly elected and qualified.
         The results of proxies voted for the election of the directors are as follows:

  Name of Nominee   Votes For  % of      Votes   % of    Exceptions  % of
  /Director                   Eligible Withheld Eligible            Eligible
---------------   ---------   -------- -------- -------- ---------- --------
Debbi Fields-Rose   70,310,188  90.56%  734,882  0.95%  19,663      0.03%
Edward Leonard Flom 70,306,097  90.56%  738,973  0.95%  19,663      0.03%
Robert S. Merritt   70,318,767  90.57%  726,803  0.94%  19,663      0.03%
Chris T. Sullivan   70,318,885  90.57%  726,185  0.94%  19,663      0.03%

Eligible            77,638,739


2. To transact such other business as may properly come before the meeting.
The results of proxies voted are as follows:
                                                  % of
                                                Eligible
                                                -------
                   For            41,935,458      54.01%
                   Against        20,645,631      26.59%
                   Abstain         8,463,981      10.90%
                                  ----------     -----
                   Total          71,045,070      91.51%
                                  ==========      =====









                                      20 of 22

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
                   27A- Financial Data Schedules (for SEC use only)


    (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the quarter ended June 30, 2000.






































                                      21 of 22





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


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   August 14, 2000                By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)




















                                     22 of 22