Form 10-Q
period 2000-09-30
OUTBACK STEAKHOUSE INC
filed 2000-11-15
CIK 874691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.

                                   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended:                      Commission File Number:

        September 30, 2000                                1-15935
        -------------------                     ------------------------


                           OUTBACK STEAKHOUSE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                             59-3061413
  -------------------------------    ----------------------------------
 (State or other jurisdiction of   (IRS Employer Identification Number)
  incorporation or organization)

                       2202 North Westshore Boulevard, 5th Floor
                              Tampa, FL  33607
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2000, there were approximately 76,712,000 shares of Common Stock, $.01 par value outstanding.

                                      1 of 25
                         OUTBACK STEAKHOUSE, INC.

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

     The Consolidated Statements of Income for the three month and nine month periods ended September 30, 1999 and Statement of Cash Flow for the nine month period ended September 30, 1999 have been restated to reflect the Company's merger with its New England franchisee. The merger was accounted for using the pooling of interests method of accounting; and accordingly, all the historical information has been restated to reflect the merger.


                                      2 of 25
                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                       September 30,      December 31,
                                                2000      1999
ASSETS                                           (unaudited)
CURRENT ASSETS                          -----------      ------------
  Cash and cash equivalents..............  $   88,341      $ 92,623
  Inventories............................      22,157        26,088
  Other current assets...................      24,368        24,500
                                           ----------      --------
     Total current assets................     134,866       143,211
PROPERTY, FIXTURES AND EQUIPMENT, NET....     665,045       607,028
INVESTMENTS IN AND ADVANCES TO
   UNCONSOLIDATED AFFILIATES, NET........      30,896        21,272
OTHER ASSETS.............................     100,451        80,771
                                           ----------      --------
                                           $  931,258      $852,282
                                           ==========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable....................... $   27,708      $ 33,974
   Sales taxes payable....................     10,206        10,354
   Accrued expenses.......................     44,158        29,628
   Unearned revenue.......................      9,720        45,188
   Income taxes payable...................     13,935        10,166
   Current portion of long-term debt......        619         1,625
                                             --------      --------
      Total current liabilities...........    106,346       130,935
DEFERRED INCOME TAXES.....................     10,439         4,659
LONG-TERM DEBT............................     10,946         1,519
OTHER LONG-TERM LIABILITIES...............      4,000         4,500
                                             --------      --------
      Total liabilities...................    131,731       141,613
INTEREST OF MINORITY PARTNERS IN             --------      --------
    CONSOLIDATED PARTNERSHIPS.............     17,299        17,704
                                             --------      --------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 200,000
    shares authorized; 78,233 and 77,519
    shares issued; and 76,823 and 77,404
    outstanding as of September 30, 2000
    and December 31, 1999, respectively...        782           775
   Additional paid-in capital.............    207,948       194,251
   Retained earnings......................    607,605       501,384
                                             --------      --------
   Less treasury stock, 1,410 and 115 shares  816,335       696,410
    at September 30, 2000 and December 31,
    1999, respectively, at cost               (34,107)       (3,445)
                                             --------      --------
     Total stockholders' equity...........    782,228       692,965
                                             --------      --------
                                             $931,258      $852,282
                                             ========      ========
See notes to unaudited consolidated financial statements.
                                      3 of 25
                         OUTBACK STEAKHOUSE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                                   Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     2000     1999      2000      1999
                                    -------- --------   -------- --------
Restaurant sales....................$480,239 $406,549  $1,418,630 $1,210,244
Other revenues .....................   4,863    3,454      12,889      9,170
                                    -------- --------  ----------  ---------
  TOTAL REVENUES ...................$485,102 $410,003  $1,431,519 $1,219,414
COSTS AND EXPENSES:                 -------- --------  ----------  ---------
  Cost of sales .................... 184,918  155,037     535,389    461,074
  Labor & other related ............ 115,570   98,195     335,953    287,647
  Other restaurant operating .......  91,417   75,606     267,719    225,189
  Depreciation and amortization.....  15,005   11,982      43,731     34,948
  General & administrative..........  17,766   14,086      55,899     43,877
  Income from operations
    of unconsolidated  affiliates...    (697)    (207)     (1,766)      (784)
                                    -------- --------  ----------  ---------
       Total costs and expenses..... 423,979  354,699   1,236,925  1,051,951
INCOME FROM OPERATIONS..............  61,123   55,304     194,594    167,463
OTHER INCOME (EXPENSE), NET.........      91     (515)       (536)    (1,919)
INTEREST INCOME  ...................   1,223      141       3,523        558
INCOME BEFORE ELIMINATION OF        -------- --------  ----------  ---------
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES..................  62,437   54,930     197,581    166,102
ELIMINATION OF MINORITY PARTNERS'
  INTEREST..........................   7,933    6,843      27,350     22,512
                                    -------- --------  ----------  ---------
INCOME BEFORE PROVISION FOR INCOME
  TAXES.............................  54,504   48,087     170,231    143,590
PROVISION FOR INCOME TAXES..........  19,121   15,891      60,784     49,720
                                    -------- --------  ----------  ---------
NET INCOME .........................$ 35,383 $ 32,196  $  109,447  $  93,870
                                    ======== ========  ==========  =========
BASIC EARNINGS PER COMMON SHARE.....$   0.46 $   0.42  $     1.41  $    1.22
BASIC WEIGHTED AVERAGE NUMBER OF    ======== ========  ==========  =========
 COMMON SHARES OUTSTANDING..........  77,629   77,340      77,743     77,025
                                    ======== ========  ==========  =========
DILUTED EARNINGS PER COMMON SHARE...$   0.45 $   0.40  $     1.38  $    1.18
DILUTED WEIGHTED AVERAGE NUMBER OF  ======== ========  ==========  =========
 COMMON SHARES OUTSTANDING..........  79,036   79,678      79,593     79,392
                                    ======== ========  ==========  =========
PRO FORMA (see Note 1):
PROVISION FOR INCOME TAXES..........           16,403                51,262
                                             --------              --------
NET INCOME..........................         $ 31,684              $ 92,328
                                             ========              ========
BASIC EARNINGS PER COMMON SHARE.....         $   0.41              $   1.20
                                             ========              ========
DILUTED EARNINGS PER COMMON SHARE...         $   0.40              $   1.16
                                             ========              ========
See notes to unaudited consolidated financial statements.
                                    4 of 25
                        OUTBACK STEAKHOUSE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, unaudited) Nine Months Ended September 30,
                                                     2000         1999
Cash flows from operating activities:            --------    --------
Net income..................................     $109,447    $ 93,870
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation..............................        40,744      33,153
 Amortization..............................         3,718       2,152
 Minority partners' interest in
  consolidated partnerships' income........        27,350      22,512
 Income from unconsolidated affiliates.....        (1,766)       (784)
 Change in assets and liabilities:
  Decrease in inventories..................         3,931       2,571
  Decrease (increase) in other current assets.        132      (6,248)
  Increase in other assets.................       (19,638)     (6,691)
  Increase (decrease) in accounts payable,
   sales taxes payable, and accrued expenses        8,116      (5,789)
  Increase in income taxes payable..........        3,769      10,768
  Decrease in unearned revenue..............      (35,468)    (29,004)
  Increase in deferred income taxes.........        5,780       2,316
  Decrease in other long-term liabilities            (500)
                                                 --------     --------
   Net cash provided by operating activities      145,615     118,826
Cash flows used in investing activities:         --------     --------
 Capital expenditures.......................      (98,761)    (78,154)
 Payments from unconsolidated affiliates....          210          64
 Change in investments in and advances to
   unconsolidated affiliates.................      (8,068)     (7,091)
                                                 --------    --------
   Net cash used in investing activities....     (106,619)    (85,181)
Cash flows used in financing activities:         --------    --------
 Adjustments from stock transactions........        9,944      12,668
 Proceeds from issuance of long-term debt...       10,000
 Proceeds from minority partners' contributions     1,000         625
 Distributions to minority partners
  and stockholders..........................      (28,755)    (30,444)
 Repayments of long-term debt...............       (1,579)    (34,021)
 Purchase of treasury stock.................      (34,107)     (7,230)
 Proceeds from reissuance of treasury stock.          219      11,178
   Net cash used in financing                    --------    --------
     activities.............................      (43,278)    (47,224)
Net decrease in cash                             --------    --------
   and cash equivalents.....................       (4,282)    (13,579)
Cash and cash equivalents at beginning
   of period................................       92,623      84,035
                                                 --------    --------
Cash and cash equivalents at end of period..     $ 88,341    $ 70,456
                                                 ========    ========
Supplemental disclosures of cash flow information:
   Cash paid for interest...................     $     30    $    540
   Cash paid for income taxes...............     $ 45,548    $ 26,243
Supplemental disclosures of non-cash items:
   Purchase of minority partners' interest..     $  3,760    $  2,511
See notes to unaudited consolidated financial statements.
                                      5 of 25

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

   The Consolidated Statements of Income for the three month and nine month periods ended September 30, 1999 and Statement of Cash Flow for the nine month period ended September 30, 1999 have been restated to reflect the Company's merger with its New England franchisee that was completed November 30, 1999. The merger was accounted for using the pooling of interests method of accounting; and accordingly, all the historical information has been restated to reflect the merger. The pro forma income tax provision and pro forma net income amounts presented for 1999 reflect the anticipated income tax as if the New England franchisee had not elected to be taxed under Subchapter S of the Internal Revenue Code.

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

2.   Other Current Assets
Other current assets consisted of the following (in thousands):

                                       September 30,  December 31,
                                          2000           1999
                                        --------      ---------
Deposits..........................      $1,681         $ 1,253
Accounts receivable...............       8,884           6,116
Accounts receivable franchisees...       4,560           6,291
Prepaid expenses..................       8,024           9,444
Other current assets..............       1,219           1,396
                                       -------         -------
                                       $24,368         $24,500
                                       =======         =======

                                  6 of 25

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Property, Fixtures and Equipment, Net. Property, fixtures and equipment consisted of the following (in thousands):
                                              September 30,   December 31,
                                                 2000           1999
                                              --------      --------
Land..............................            $ 130,756       $120,978
Buildings & building improvements.              313,071        289,261
Furniture & fixtures..............               79,295         72,452
Equipment.........................              203,402        168,705
Leasehold improvements............              126,620        115,340
Construction in progress..........               28,640         19,495
Accumulated depreciation..........             (216,739)      (179,203)
                                               --------       --------
                                              $ 665,045       $607,028
                                              =========       ========


4.   Other Assets
Other assets consisted of the following (in thousands):
                                              September 30,  December 31,
                                                  2000          1999
                                              ------------   -----------
Intangible assets, net(including liquor
   licenses...............................    $  73,567       $ 61,508
Other assets..............................       26,884         19,263
                                              ---------       --------
                                              $ 100,451       $ 80,771
                                              =========       ========

5.  Long-term Debt
Long-term debt consisted of the following (in thousands):
                                              September 30,  December 31,
                                                  2000           1999
                                              ------------   ----------
  Note payable to corporation, collateralized
    by real estate, interest at 9.0%........  $     13        $    119
  Other notes payable, uncollateralized,
    interest rates ranging from 5.63% to 7.99%   1,552           2,378
  Notes payable to banks, collateralized
    by property, fixtures and equipment,
    interest at rates ranging from 8.02%
    to 9.9% at December 31, 1999.                                  647
  Revolving line of credit, interest at
    7.24% at September 30, 2000                 10,000
                                              --------        --------
                                                11,565           3,144
  Less current portion                             619           1,625
                                              --------        --------
  Long-term debt                              $ 10,946        $  1,519
                                              ========        ========

                                7 of 25

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


   The Company has an uncollateralized revolving line of credit that permits borrowing up to a maximum of $125,000,000 at rates ranging from 57.5 to 95.0 basis points over the 30,60, 90 or 180 day London Interbank Offered Rate ("LIBOR") (6.62% to 6.76% at September 30, 2000 and 5.82% to 6.13% at December 31, 1999). At September 30, 2000 and December 31, 1999 the unused portion of the revolving line of credit was $115,000,000 and $125,000,000, respectively. The line matures in December 2002.

   The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR. At September 30, 2000, approximately $836,000 of the line of credit was committed for the issuance of letters of credit, $736,000 of which was to collateralize loans made by the bank to certain franchisees.

   The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95 basis points over LIBOR. Approximately $2,750,000 of the line of credit was committed for the issuance of letters of credit at September 30, 2000.

   The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $25,000,000, maturing in March 2002, for one of its franchisees. At September 30, 2000 and December 31, 1999 the balance on the line of credit was approximately $20,420,000 and $19,220,000, respectively.

   The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $12,000,000, maturing in December 2003, for one of its joint venture partners. At September 30, 2000 the unused portion of the line of credit was $12,000,000.

   The Company is the guarantor of up to approximately $8,333,000 of a $60,000,000 note for an unconsolidated affiliate in which the Company has an 18.5% equity interest. At September 30, 2000 and December 31, 1999, the outstanding balance was approximately $60,000,000 and $16,828,000, respectively.

   See "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                              8 of 25




6.   Accrued Expenses
Accrued expenses consisted of the following (in thousands):
                                          September 30, December 31,
                                               2000         1999
                                             --------    ---------
[S]                                       [C]           [C]
Accrued payroll and other compensation       $ 16,478    $12,616
Accrued advertising...................          3,191      1,149
Accrued rent..........................          2,795      1,934
Accrued insurance.....................          9,725      7,837
Accrued property taxes................          7,421      5,078
Other accrued expenses................          4,548      1,014
                                             --------    -------
                                             $ 44,158    $29,628
                                             ========    =======

7.   Subsequent Event

     During October 2000, the Company entered into an agreement with Margaritaville Holdings, LLC to develop a new restaurant format named "Cheeseburger in Paradise." The Company paid $1,000,000 to Margaritaville Holdings, LLC for future consulting services and proprietary marks' licenses. Pursuant to the Agreement, the Company is committed to additional payments if the number of units opened reaches a certain level.
                                      9 of 25

                        OUTBACK STEAKHOUSE, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations (1)
   The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:
                                    Three Months Ended   Nine Months Ended
                                       September 30,         September 30,
                                     ----------------    ----------------
                                       2000     1999       2000     1999
REVENUES                             ------    ------    ------    ------
 Restaurant sales.................     99.0%     99.2%     99.1%     99.2%
 Other revenues...................      1.0       0.8       0.9       0.8
                                     ------    ------    ------    ------
TOTAL REVENUES....................    100.0     100.0     100.0     100.0

COSTS AND EXPENSES:
 Cost of sales (2) ...............     38.5      38.1      37.7      38.1
 Labor & other related (2) .......     24.1      24.2      23.7      23.8
 Other restaurant operating (2) ..     19.0      18.6      18.9      18.6
 Depreciation and amortization....      3.1       2.9       3.1       2.9
 General & administrative.........      3.7       3.4       3.9       3.6
 Income from operations of
   unconsolidated affiliates......     (0.1)     (0.1)     (0.1)     (0.1)
    Total costs and expenses......     87.4      86.5      86.4      86.3
                                     ------    ------    ------    ------
INCOME FROM OPERATIONS............     12.6      13.5      13.6      13.7
OTHER INCOME (EXPENSE), NET.......      (*)      (0.1)      (*)      (0.2)
INTEREST INCOME...................      0.3       (*)       0.2       (*)
                                     ------    ------    ------    ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES................     12.9      13.4      13.8      13.6
ELIMINATION OF MINORITY PARTNERS'
  INTEREST........................      1.6       1.7       1.9       1.8
                                     ------    ------    ------    ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES....................     11.2      11.7      11.9      11.8
PROVISION FOR INCOME TAXES(3) ....      3.9       4.0       4.3       4.2
                                     ------    ------    ------    ------
NET INCOME(3) ....................      7.3%      7.7%      7.6%      7.6%
                                     ======    ======    ======    ======
(*) Percentages are less than 1/10 of one percent of total revenues.
(1) Amounts for the three months and nine months ended September 30, 1999 have been restated to reflect the merger discussed in Note 1 of Notes to Consolidated Financial Statements.
(2) As a percentage of restaurant sales.
(3) Amounts for the three months and nine months ended September 30, 1999 are pro forma. See Note 1 of Notes to Consolidated Financial Statements.


                                      10 of 25
Results of Operations (continued)
                                    Three Months Ended   Nine Months Ended
                                      September 30,          September 30,
                                     ----------------    ----------------
                                       2000     1999       2000     1999
                                     ------    ------    ------    ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and
international.....................   $  432    $  372   $ 1,278   $ 1,107
  Domestic franchised and
joint venture.....................       81        67       239       196
  International franchised and
joint venture.....................       19        17        54        44
                                     ------    ------    ------    ------
     Total........................      532       456     1,571     1,347
                                     ------    ------    ------    ------
Carrabba's Italian Grills
  Company owned...................       42        34       127       103
  Joint venture...................       13         8        35        23
                                     ------    ------    ------    ------
     Total........................       55        42       162       126
                                     ------    ------    ------    ------
Other restaurants
  Company owned...................        6                  13
                                     ------    ------    ------    ------
System-wide total.................   $  593    $  498   $ 1,746   $ 1,473
                                     ======    ======    ======    ======

                                                       September 30,
                                                      --------------
                                                      2000      1999
Number of restaurants (at end of the period):         ----      ----
Outback Steakhouses
  Company owned - domestic and international.......    508      467
  Domestic franchised and joint venture............    101       89
  International franchised and joint venture.......     37       32
                                                       ---      ---
     Total.........................................    646      588
Carrabba's Italian Grills                              ---      ---
  Company owned....................................     60       53
  Joint venture....................................     18       14
                                                       ---      ---
      Total........................................     78       67
Fleming's Prime Steakhouse and Wine Bars               ---      ---
  Company owned....................................      3
Roy's                                                  ---      ---
  Company owned....................................      1
  Joint venture....................................      1
                                                       ---      ---
  Total............................................      2
Zazarac                                                ---      ---
  Company owned....................................      1
                                                       ---      ---
System-wide total..................................    730      655
                                                       ===      ===
                                     11 of 25
Three months ended September 30, 2000 and 1999
        Revenues.  Total revenues increased by 18.3% to $485,102,000 during the third quarter of 2000 as compared with $410,003,000 in the same period in 1999. The increase was attributable to the opening of new restaurants after September 30, 1999, increased same store customer counts, menu price increases of approximately 1.0 and 2.5% at Outback Steakhouse in September 2000 and December 1999, respectively, menu price increases of approximately 1.5% and 0.7% at Carrabba's Italian Grills in October 2000 and June 2000, respectively, and per store revenue increases during the quarter of 7.0% and 10.5% at Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities that influenced the period to period changes in revenues:
                                        Three Months Ended
                                          September 30,
                                         ----------------
                                        2000         1999
Average unit volumes(weekly):         --------     --------
      Outback Steakhouse...........   $ 64,488     $ 61,595
      Carrabba's Italian Grills....   $ 54,700     $ 48,301
Per person check averages:
      Outback Steakhouse...........   $  17.93      $ 17.22
      Carrabba's Italian Grills....   $  19.49      $ 18.71
Year to year percentage change:
    Same-store sales:
      Outback Steakhouse...........       7.0%         5.4%
      Carrabba's Italian Grills....      10.5%         6.8%
    Same-store customer counts:
      Outback Steakhouse...........       3.9%         3.2%
      Carrabba's Italian Grills....       5.3%         3.8%

        Costs and expenses. Cost of sales, consisting of food and beverage costs, as a percentage of restaurant sales, increased in the third quarter of 2000 to 38.5% of restaurant sales as compared with 38.1% in the same period in 1999. The increase was attributable to higher commodity costs during the period, particularly beef costs, partially offset by higher menu prices.

        Labor and other related expenses decreased as a percentage of restaurant sales by 0.1% to 24.1% in the third quarter of 2000 as compared with 24.2% in the same period in 1999. The decrease resulted from the sales leverage achieved from higher average unit volumes, partially offset by higher hourly wage rates resulting from a competitive labor market.

        Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening expenses, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.4% of restaurant sales to 19.0% in the third quarter of 2000, as compared with 18.6% in the same period in 1999. The increase resulted primarily from higher advertising spending during the nine months related to Outback Steakhouse's national cable and broadcast programs and higher operating expenses associated with the new restaurant formats. The increase was partially offset by higher average unit volumes for both Outback Steakhouse and Carrabba's Italian Grills, which reduces the fixed and indirectly variable costs as a percentage of restaurant sales.

                                     12 of 25

        Depreciation and amortization costs increased by 0.2% of total revenues to 3.1% in the third quarter of 2000, as compared with 2.9% in the same period in 1999. The increase resulted primarily from additional depreciation related to new unit development, "Take-away room" additions and new restaurant formats and additional amortization of goodwill related to the purchase of Outback Steakhouses in Korea, and Roy's and Fleming's Prime Steakhouse and Wine Bars.

        General and administrative costs increased by $3,680,000 to $17,766,000 in the third quarter of 2000 compared with $14,086,000 during the same period in 1999. This increase resulted from an increase in overall administrative costs associated with operating additional Outback Steakhouses, Carrabba's Italian Grills and Fleming's Prime Steakhouses as well as costs associated with the development of new restaurant formats and other affiliated businesses.

        Income from operations of unconsolidated affiliates represents the Company's portion of the income from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the development joint ventures was $697,000 during the third quarter of 2000 as compared with income of $207,000 during the same period in 1999. This increase was attributable to additional stores operating as development joint ventures in the third quarter of 2000 and to an increase in average unit volumes and improved operating margins.

         Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $5,819,000, to $61,123,000, in the third quarter of 2000 as compared with $55,304,000 in the same period in 1999.

         Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other income was $91,000 during the third quarter of 2000 as compared with net expense of $515,000 in the same period in 1999. The improvement in the net expense resulted from increased revenues and stabilization of operating costs associated with non-restaurant operations.

         Interest income. Interest income was $1,233,000 during the third quarter of 2000 as compared with interest income of $141,000 in the same period in 1999. The period to period change in interest income resulted from higher average cash balances and higher interest rates on short term investments during the third quarter of 2000 compared with the same period in 1999. The amount of interest capitalized in connection with restaurant construction was approximately $30,000 in the third quarter of 2000.

         Elimination of minority partners' interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. These costs were 1.6% and 1.7% of revenues during the quarters ended September 30, 2000 and 1999, respectively. The decrease in this ratio reflected the change in overall restaurant operating margins.

                                   13 of 25


         Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.1% during the third quarter of 2000 and the pro forma effective income tax rate was 34.1% during the third quarter of 1999. The increase in the effective rate resulted from the decrease in FICA tip credits the Company was able to utilize in the current period, partially offset by state tax savings associated with changes in the corporate state tax structure implemented in the third quarter of 1999.

         Pro forma net income and earnings per share. Net income for the third quarter of 2000 was $35,383,000 as compared with pro forma net income of $31,684,000 in the same period in 1999. Basic earnings per share increased to $0.46 during the third quarter of 2000, as compared with pro forma basic earnings per share of $0.41 for the same period in 1999. Basic weighted shares outstanding increased by approximately 289,000 shares from 77,340,000 shares at September 30, 1999 to 77,629,000 at September 30, 2000. The increase was primarily due to the issuance of shares for stock option exercises, partially offset by the purchase of treasury shares during the third quarter of 2000. Diluted earnings per share increased to $0.45 during the third quarter of 2000 as compared with pro forma diluted earnings per share of $0.40 for the same period in 1999. Diluted weighted shares outstanding decreased by approximately 642,000 shares from 79,678,000 shares at September 30, 1999 to 79,036,000 shares at September 30, 2000. The decrease was primarily due to the decreased dilutive effect of outstanding stock options because of lower average stock prices over the period and by the purchase of treasury shares during the third quarter of 2000, partially offset by the issuance of shares for stock option exercises.



















                                     14 of 25
Nine months ended September 30, 2000 and 1999

        Revenues. Total revenues increased by 17.4% to $1,431,519,000 during the nine months of 2000 as compared with $1,219,414,000 in the same period in 1999. The increase was attributable to the opening of new restaurants after September 30, 1999, increased same store customer counts, menu price increases of approximately 1.0% and 2.5% at Outback Steakhouse in September 2000 and December 1999, respectively, menu price increases of approximately 1.5% and 0.7% at Carrabba's Italian Grills in October 2000 and June 2000, respectively, and per store revenue increases during the first nine months of 2000 of 7.0% and 11.6% for Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities which influenced the period to period changes in revenues:

                                        Nine Months Ended
                                          September 30,
                                        ----------------
                                        2000     1999
Average unit volumes(weekly):         ---------   ---------
      Outback Steakhouse...........   $  65,250   $  63,282
      Carrabba's Italian Grills....   $  55,521   $  49,634
Per person check averages:
      Outback Steakhouse...........   $  18.34    $  17.48
      Carrabba's Italian Grills....   $  19.33    $  18.61
Year to year percentage change:
    Same-store sales:
      Outback Steakhouse...........        7.0%       5.7%
      Carrabba's Italian Grills....       11.6%       6.3%
    Same-store customer counts:
      Outback Steakhouse...........        3.7%       2.7%
      Carrabba's Italian Grills....        7.0%       0.1%

        Costs and expenses. Cost of sales as a percentage of restaurant sales, decreased by 0.4% to 37.7% in the nine months of 2000 as compared with 38.1% in the same period in 1999. The decrease was attributable to higher menu prices and commodity cost decreases in produce and dairy products, partially offset by higher beef prices.

        Labor and other related expenses decreased as a percentage of restaurant sales by 0.1% to 23.7% in the nine months of 2000 as compared with 23.8% in the same period in 1999. The decrease resulted from higher average unit volumes during the first nine months of 2000 at Outback Steakhouse and Carrabba's Italian Grills, partially offset by higher hourly wage rates resulting from a competitive labor market and additional labor used to facilitate the rollout of Outback Steakhouse's "Take-away" initiative.

        Other restaurant operating expenses increased by 0.3% of restaurant sales to 18.9% in the first nine months of 2000 as compared with 18.6% in the same period in 1999. The increase resulted primarily from higher advertising spending during the nine months related to Outback Steakhouse's national cable program and increased operating supplies expense related to Outback Steakhouse's "Take-away" program. The increase was partially offset by higher average unit volumes for both Outback Steakhouse and Carrabba's Italian Grills, which reduces the fixed and indirectly variable costs as a percentage of restaurant sales.

                                    15 of 25

       Depreciation and amortization increased by 0.2% of total revenues to 3.1% in the first nine months of 2000, as compared with 2.9% in the same period in 1999. The increase resulted primarily from additional depreciation related to new unit development, "Take-away room" additions and new restaurant formats and additional amortization of goodwill related to the purchase of Outback Steakhouses in Korea, and Roy's and Flemings Prime Steakhouse and Wine Bars.

       General and administrative costs increased by $12,022,000 to $55,899,000 during the first nine months of 2000 as compared with $43,877,000 during the same period in 1999. This increase resulted from an increase in overall administrative costs associated with operating additional Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses and Roy's as well as costs associated with the development of new restaurant formats and other affiliated businesses.

       Income from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the joint ventures was $1,766,000 in the first nine months of 2000 as compared with income of $784,000 in the same period in 1999. This increase was attributable to additional stores operating as development joint ventures in the first nine months of 2000 and to an increase in average unit volumes and improved operating margins.

       Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $27,131,000, to $194,594,000 in the first nine months of 2000 as compared with $167,463,000 in the same period in 1999.

       Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $536,000 during the first nine months of 2000 as compared with net other expense of $1,919,000 in the same period in 1999. The decrease in the net expense resulted from increased revenues and an improvement in margins associated with non-restaurant operations during the nine month period.

       Interest income. Interest income was $3,523,000 during the first nine months of 2000 as compared with interest income of $558,000 in the same period in 1999. The period to period change in interest income resulted from higher average cash balances and higher interest rates on short term investments during the first nine months of 2000 compared with the same period in 1999.

       Elimination of minority interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these allocations were 1.9% and 1.8% during the nine months ended September 30, 2000 and 1999, respectively. The increase in this ratio reflected the increase in overall restaurant operating margins.

                                    16 of 25


       Provision for income taxes. The provision for income taxes in the first nine months of both 2000 and 1999 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate and the pro forma effective income tax rate was the same during the first nine months of 2000 and 1999. The effective rate was 35.7% during both periods.

       Net income and earnings per common share. Net income for the first nine months of 2000 was $109,447,000 as compared with pro forma net income of $92,328,000 in the same period in 1999. Basic earnings per share increased to $1.41 during the first nine months of 2000, as compared with pro forma basic earnings per share of $1.20 in the same period in 1999. Diluted earnings per share increased to $1.38 during the first nine months of 2000, as compared with pro forma diluted earnings per share of $1.16 in the same period in 1999.
























                                  17 of 25
Liquidity and Capital Resources

The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).
                                 Year Ended        Nine Months Ended
                               December 31,    September 30, September 30,
                                   1999             2000        1999
Net cash provided by             ---------     ----------    ----------
  operating activities......     $ 192,662     $ 145,615     $ 118,826
Net cash used in investing
  activities................      (127,700)     (106,619)      (85,181)
Net cash used in
  financing activities......       (56,374)      (43,278)      (47,224)
                               -----------     ---------     ---------
Net increase (decrease) in
cash and cash equivalents...     $   8,588     $  (4,282)    $ (13,579)
                                 =========     =========     =========

    The Company requires capital principally for the development of new Company owned, joint venture restaurants and other affilated businesses. Capital expenditures totaled approximately $116,746,000 for year ended December 31, 1999 and $98,761,000 and $78,154,000 during the first nine months of 2000 and 1999, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective.

    The Company has formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. The Company purchased three Outback
Steakhouses in Korea in the first quarter of 2000 and will also develop future Company owned Outback Steakhouses in Korea. During 1999, the Company also entered into agreements to develop and operate Roy's Restaurants and Fleming's Prime Steakhouse and Wine Bars. Under the Fleming's agreement, the Company has committed to the first $13,000,000 of future development costs, of which approximately $3,000,000 has been contributed as of September 30, 2000.

    At September 30, 2000, the Company had three uncollateralized lines of credit totaling $147,500,000. Approximately $3,586,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. As of September 30, 2000, the Company had drawn $10,000,000 on the line of credit to finance the development of new restaurants. The Company expects that its capital requirements through the next twelve months will be met by cash flows from operations and, to the extent needed, advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

    The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $25,000,000 for one of its franchisees. At September 30, 2000, the borrowings totaled approximately $20,420,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $12,000,000, maturing in December, 2003, for one of its joint venture partners. At September 30, 2000 the unused portion of the line of credit was $12,000,000.

     The Company is the guarantor of up to approximately $8,333,000 of a $60,000,000 note for an unconsolidated affiliate in which the Company has an 18.5% equity interest. At September 30, 2000 the outstanding balance on the note was $60,000,000.


                           18 of 25
    On July 26, 2000, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of the Company's Common Stock. The timing, price, quantity and manner of the purchases will be made at the discretion of management and will depend upon market conditions. In addition, the Board of Directors also authorized a program to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises. The Company will fund the repurchase program with available cash and bank credit facilities. As of September 30, 2000, the Company had repurchased 1,410,000 shares of its Common Stock for approximately $34,107,000 as part of the authorized repurchase program.

OUTLOOK

      The following discussion of the Company's future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events and may be identified by words such as "believes," "anticipates", "expects," "plans," "should" and similar expressions. The Company's forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled "Cautionary Statement" below.

     Future Operating Results.

      Fourth Quarter 2000 Revenue Trends. The Company does not plan to take any actions that would result in any significant changes in specific revenue trends during the fourth quarter of 2000 compared with the first nine months of the year for Outback Steakhouse or Carrabba's Italian Grills. The Company is currently evaluating the effect of increasing menu prices up to approximately 2.0% in December 2000 for Outback Steakhouse in an effort to help mitigate continued cost of goods sold and labor cost pressures.

      Fourth Quarter 2000 Cost of Revenue. The Company does not expect any significant fluctuations in costs of revenue for the fourth quarter of 2000 compared with the third quarter 2000 results. The majority of the Company's fourth quarter beef requirements are under contract and prices are not anticipated to fluctuate from third quarter rates. The Company has not been notified of any material expected changes in price of other commodities, including shrimp, potatoes and onions.

      Fourth Quarter 2000 Labor Costs. The Company does not plan to take any actions that would result in any significant fluctuations in labor costs, other than seasonal trends and continued wage pressure, for the fourth quarter of 2000 compared with the third quarter 2000 results.

      Fourth Quarter 2000 Restaurant Operating Expenses. The Company does not plan to take any actions that would result in any significant fluctuations in other restaurant operating expenses. However, it has been noted in national media reports that there may be a shortage of natural gas this winter in certain areas of the country. The Company currently spends approximately 0.5 of 1% of restaurant sales for natural gas used in its restaurant operations. Accordingly, a material change in natural gas prices may affect the Company's future restaurant operating expenses.

                               19 of 25
      2001 Revenue. The Company plans to grow revenues in 2001 by opening additional restaurants and increasing average unit volumes. The Company's expansion plans are summarized in this section. The Company is currently planning for average unit volumes for Outback Steakhouse to increase by approximately 2 to 3% during 2001. The Company anticipates that the average unit volume increase will be comprised of price increases totaling approximately 1 to 2% and customer count increases of approximately 1%. The Company is currently planning for average unit volumes for Carrabba's Italian Grills to increase by approximately 4 to 6% during 2001. The Company anticipates that the average unit volume increase will be comprised of price increases totaling approximately 3 to 4% and customer count increases of approximately 1 to 2%. Currently, the Company does not have any specific plans for broad based programs to increase customer counts.

      2001 Cost of Revenue. During the first five months of 2000, the Company had favorable beef supply contracts. Upon expiration of these contracts, the Company's beef costs increased by approximately 12-15%, which resulted in an increase in costs of goods sold of approximately 0.8% of sales. The Company's current beef contracts expire at the end of February 2001. Although supply contract extensions have not been finalized as of the date of this report, the Company has been notified by its suppliers that it should anticipate additional cost increases for the balance of 2001. Accordingly, the Company expects its costs of goods sold to increase as a percentage of sales in 2001 as compared with 2000. Although the total increase is subject to several factors, the current expectation of the Company is for an increase of 0.4 to 0.6% of sales for the full year.

      2001 Labor Costs. During the last few years, the Company has experienced significant wage rate pressure resulting from a tight labor market. The Company expects this trend to continue in 2001. In addition, the Company has been notified by its advisors to expect an increase in the mandated minimum hourly wage rate of $0.50 in 2001. Although substantially all of its employees earn more than the mandated minimum wage rate, certain states in which the Company operates do not recognize the federal tip credit for computing compliance with the mandated minimum wage. Accordingly, the Company is planning for an increase in wages paid to tipped employees working in those states. As a result, the Company is currently planning for its labor costs to increase by 0.1 to 0.2% of sales in 2001.

      2001 Restaurant Operating Expenses. Other than new format expenses, the Company does not plan to take any actions that would result in material fluctuations in other restaurant operating expense. However, as noted in the foregoing discussion on anticipated fourth quarter 2000 costs, changes in the price of natural gas may have an effect on these costs. Costs incurred prior to the opening of new restaurants are included in this expense category. These preopening expenses total approximately $150,000 for each company-owned and joint venture Outback Steakhouse and Carrabba's Italian Grill, and $250,000 for each Roy's and Fleming's Prime Steakhouse and Wine Bar. As a result of the planned opening of new restaurants, restaurant operating expense may increase in 2001 by 0.1 to 0.2% of sales.

      2001 Depreciation and Amortization. The Company expects depreciation and amortization to increase as it invests in new restaurants. The
Company estimates that its capital expenditures for the development of new restaurants will be approximately $160,000,000 to $170,000,000 in 2001. The Company also estimates that it will spend approximately $25,000,000 in 2001 for maintenance capital expenditures and systems development, which will also result in higher depreciation expense.

      2001 General and Administrative Expenses. Based upon its current plan, the Company expects that total general and administrative costs will increase by approximately 10 to 12% in 2001 compared with 2000.

                               20 of 25
     Expansion Strategy.

     The Company's goal is to add new restaurants to the Outback system during the remainder of 2000 and the full year 2001. The following table presents a summary of the expected restaurant openings during the fourth quarter of 2000 and for the full year 2001:

4th Quarter Full Year
                                                   2000     2001
  Outback Steakhouses - Domestic                --------   ---------
    Company owned                               10 to 11   40 to 45
    Franchised or joint venture                  7 to 8     8 to 10
  Outback Steakhouses - International
    Company owned                                3 to 4     4 to 5
    Franchised or joint venture                  4 to 5    18 to 23
  Carrabba's Italian Grills
    Company owned                                0          6 to 8
    Joint venture                                2 to 3    10 to 12
  Fleming's Prime Steakhouse and Wine Bars
    Company owned                                0          0
    Joint venture                                1 to 2     5 to 6
  Roy's
    Company owned                                0          0
    Joint venture                                2 to 3     5 to 6
  Zazarac
    Company owned                                0          1
  Selmon's
    Company owned                                1          0
  Cheeseburger in Paradise
    Joint venture                                0          1

                                  21 of 25

Cautionary Statement

     The Company's actual results could differ materially from those stated or implied in the forward-looking statements included in the discussions of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

          *    The restaurant industry is a highly
               competitive industry with many well-
               established competitors.

          * The Company's results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company's restaurant concepts; local, regional and national economic conditions; the seasonality of the Company's business;
               demographic trends; traffic patterns;
               consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies;
               inflation; and increases in various costs.

          * The Company's ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, the ability to generate or borrow funds, the ability to negotiate suitable lease terms, the ability to obtain various permits and licenses to operate restaurants, and the ability to recruit and train skilled management and restaurant employees.

          * Prices of commodities, including but not limited to items such as beef, chicken, shrimp, dairy, potatoes and onions are subject to fluctuation and could increase or decrease more than the Company expects.

          * Weather and other acts of God could adversely affect the results of one or more stores for an indeterminate amount of time.
                                  22 of 25

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

        The Company's exposure to interest rate risk relates to its revolving lines of credit with its bank. Borrowings under the agreement bear interest at rates ranging from 50 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At September 30, 2000 there was $10,000,000 outstanding on the line of credit. At December 31, 1999, the Company did not have an outstanding balance on the line of credit.

         Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

        This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.















                                           23 of 25


Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
                   27A- Financial Data Schedules (for SEC use only)


    (b)  Reports on Form 8-K
                   There were no reports filed on Form 8-K during the quarter ended September 30, 2000.





















                                      24 of 25






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


                                  OUTBACK STEAKHOUSE, INC.
                                  ________________________
                                  (Registrant)



Date:   November 14, 2000                By:  /s/ Robert S. Merritt
        __________________                  __________________________
                                            Robert S. Merritt
                                            Senior Vice President,
                                            Finance (Principal Financial
                                            and Accounting Officer)





















                                     25 of 25