Form 10-K
period 2000-12-31
OUTBACK STEAKHOUSE INC
filed 2001-04-02
CIK 874691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: DECEMBER 31, 2000                Commission File Number: 1-15935
                -----------------                                       --------

                            OUTBACK STEAKHOUSE, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         59-3061413
------------------------------              ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

            2202 N. WESTSHORE BLVD., 5TH FLOOR, TAMPA, FLORIDA 33607
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 282-1225
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
            ---------------------------------------------------------
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE.
            ---------------------------------------------------------
                                (Title of class)

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

    As of March 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,561,160,492.

    As of March 23, 2001, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 76,111,504.


                                    1 of 22

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Part II of this report.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. ("the Proxy Statement") dated March 28, 2001 for the Annual Meeting of Shareholders to be held on April 25, 2001 are incorporated by reference in Parts I and III of this report.

                                     PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, the seasonality of the Company's business, demographic trends, traffic patterns, consumer perception of food safety, employee availability, the cost of advertising and media, government actions and policies, inflation and increases in various costs. In addition, the Company's ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate at acceptable prices, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and restaurant employees. In addition, price and availability of commodities, including but not limited to items such as beef, chicken, shrimp, pork, dairy, potatoes and onions are subject to fluctuation and could increase or decrease more than the Company expects. In addition, weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

In June 1999, the Company, through its wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, entered into an agreement with Roy Yamaguchi, the founder of Roy's Restaurants, to develop and operate future Roy's Restaurants worldwide. Roy's Restaurants is an upscale casual restaurant featuring "Euro-Asian" cuisine. There were 18 Roy's Restaurants in operation at December 31, 2000, in which the Company does not have an economic interest.

In October 1999, the Company, through its wholly owned subsidiary, OS Prime, Inc., a Florida corporation, purchased three Fleming's Prime Steakhouse and Wine Bar ("Fleming's")restaurants and agreed to purchase three additional Fleming's currently under development by the founders of Fleming's. At the same time, the Company entered into an agreement with the founders of Fleming's to develop and operate additional Fleming's worldwide. Fleming's is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass.

In 2000, through its wholly owned subsidiary, OS Louisiana Inc., the Company opened one Zazarac restaurant which is in the developmental stage. Also, in 2000, through its wholly owned subsidiary, OS Southern Inc., the Company opened one Lee Roy Selmon's ("Selmon's") restaurant which is in the developmental stage.

CONCEPTS AND STRATEGIES

As of December 31, 2000, the Company's restaurant system included 664 full-service restaurants operated under the name Outback Steakhouse, 101 of which were franchised to unaffiliated domestic franchisees, 32 of which were franchised to unaffiliated international franchisees, and two domestic and eight international restaurants which were operated as development joint ventures. The Company had a direct ownership interest in 508 domestic and 13 international Outback Steakhouses. The system also included 81 full-service restaurants operated under the name Carrabba's Italian Grill, 60 of which were Company owned and 21 of which were operated as development joint ventures. The system also included five full-service restaurants operated under the name Fleming's Prime Steakhouse and Wine Bar of which three were Company owned and two were operated as development joint ventures. The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature "Bloomin' Onion," desserts and full liquor service. The majority of Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. Fleming's restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming's also offers several specialty appetizers and desserts. In addition to a full service bar, Fleming's offers over 100 quality wines by the glass. The majority of Roy's restaurants serve dinner only and feature a limited menu of "Euro-Asian" cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy's also offers several specialty appetizers, desserts and full liquor service. Zazarac serves dinner only and features Southern Louisiana cuisine. Zazarac also offers appetizers, desserts and full liquor service. Lee Roy Selmon's ("Selmon's") serves dinner only and features "Southern Style" comfort food. Selmon's also offers appetizers, desserts and full liquor service. The Company believes that it differentiates its Outback Steakhouse, Carrabba's, Fleming's, Roy's, Zazarac, and Selmon's restaurants by:

-- emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

-- attracting a diverse mix of customers through a casual dining atmosphere emphasizing highly attentive service;

-- hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase an ownership interest in the restaurants they manage; and

-- limiting service to dinner for the majority of its locations, (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

         Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 13.3% of Outback Steakhouses' revenues. The price range of appetizers is $2.69 to $7.49 and the price range of entrees is $6.49 to $24.49. The average check per person was $17.87 during 2000. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $20.99 to $29.99.

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

CARRABBA'S ITALIAN GRILL:

         Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16.4% of Carrabba's revenues. The price range of appetizers is $5.99 to $9.49 and the price range of entrees is $7.99 to $18.99 with nightly specials to $25.99. The average check per person was $19.46 during 2000.

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

FLEMING'S PRIME STEAKHOUSE & WINE BAR:

         Menu. The Fleming's Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming's offers a selection of over 100 quality wines available by the glass. Liquor service accounts for approximately 35.0% of Fleming's revenue. The price range of entrees is $19.50 to $49.95. Appetizers range from $6.95 to $10.50 and side dishes range from $4.50 to $6.95.

         Upscale Casual Atmosphere. Fleming's Prime Steakhouse and Wine Bar offers an upscale dining experience in an upbeat, casual setting. The decor includes rich dark wood in the open dining room. One focal point of the restaurant is the exhibition kitchen finished in stainless steel and appointed with copper accents. Private dining rooms are available for private gatherings or corporate functions.

         Restaurant Management and Employees. The general manager of each Fleming's is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Fleming's is required to purchase a 2% interest in the restaurant for $10,000 and is required to enter into a five year employment agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

ROY'S

         Menu. Roy's menu offers Chef Roy Yamaguchi's "Euro-Asian" cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. Accompanying the entrees is an extensive assortment of freshly prepared salads. The menu also includes several specialty appetizers and desserts. Liquor service accounts for approximately 28.3% of Roy's revenue. In addition to full bar service, Roy's offers a large selection of quality wines. The price range of entrees is $14.00 to $40.00. Appetizers range from $4.00 to $17.00.

         Upscale Casual Atmosphere. Roy's offers an upscale casual dining experience. One focal point of the restaurant is the exhibition kitchen finished in stainless steel and appointed with copper accents. Private dining rooms are available for private gatherings or corporate functions.

         Restaurant Management and Employees. The general manager of each Roy's is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Roy's is required to purchase a 5% interest in the restaurant for $15,000 and is required to enter into a five year employment agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

EXPANSION STRATEGY

         During the year ended December 31, 2000, 40 Outback Steakhouses and 11 Carrabba's Italian Grills were added to the Company's restaurant system. In 2001 and 2002, the Company expects to develop 16 to 20 Carrabba's restaurants, the majority of which will be Joint Venture restaurants, in existing markets where the restaurants have demonstrated success. The Company expects to open 40 to 45 domestic company-owned Outback Steakhouse restaurants in 2001 and 2002, eight to ten domestic franchised restaurants and 18 to 25 international restaurants each year, of which four to five will be company-owned, five to six will be Joint Venture restaurants primarily in Brazil and Asia and 13 to 14 franchised restaurants. During 2001, the Company expects to develop new Outback Steakhouses and Carrabba's Italian Grills in its existing markets and in select new domestic and international markets including locations in Japan, Dominican Republic, Portugal, China, Australia, Venezuela, Costa Rica, Malaysia, Baharain and Korea. The Company also intends to add five to six Fleming's Prime Steakhouse & Wine Bar restaurants and five to six Roy's restaurants to the system during 2001.

         The above statements regarding the Company's expansion plans constitute forward looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to above. The Company's development schedule for new restaurant openings is subject to a number of risk factors that could cause actual results to differ, including:

(i) Availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;

(ii) Ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;

(iii) Impact of government moratoriums or approval processes which could result in significant delays;

(iv) Ability to obtain all necessary contractors and sub-contractors;

(v) Union activities such as picketing and hand billing which could delay construction;

(vi) The ability to negotiate suitable lease terms;

(vii) The ability to generate or borrow funds;

(viii) The ability to recruit and train skilled management and restaurant employees; and

(ix) Weather and acts of God beyond the Company's control resulting in construction delays.

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

         Site Selection. The Company currently leases approximately 50% of its restaurant sites. In the future, the Company expects to construct a significant number of free standing restaurants on owned or leased sites. The Company's leased sites are generally located in strip shopping centers. The Company expects 75% to 85% of new restaurants to be free standing locations. The Company considers the location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. Construction of a new restaurant takes approximately 90 to 360 days from the date the location is leased or under contract.

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

         A typical Fleming's is approximately 7,900 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Fleming's consists of approximately 50 tables and seats approximately 200 people. The bar area includes six tables and bar seating with a capacity for approximately 34 people.

         A typical Roy's is approximately 7,100 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Roy's consists of approximately 40 tables and seats approximately 150 people. The bar area includes up to six tables and bar seating with a capacity for approximately 34 people.

RESTAURANT LOCATIONS

         The following table sets forth the location of each existing Outback Steakhouse as of December 31, 2000:

                                                     UNAFFILIATED             UNAFFILIATED
         COMPANY OWNED                               DOMESTIC FRANCHISED      INTERNATIONAL
         RESTAURANTS                                 RESTAURANTS              FRANCHISED RESTAURANTS
         ------------------    -----------------     -------------------      ----------------------
         Arizona(10)           Nevada(7)             Alaska(1)                Aruba(1)
         Arkansas(5)           New Hampshire(1)      Alabama(12)              Bahamas(1)
         Colorado(12)          New Jersey(13)        California(50)           Canada(15)
         Connecticut(5)        New Mexico(5)         Florida(2)               Germany(2)
         Delaware(1)           New York(21)          Idaho(4)                 Guam(1)
         Florida(60)           North Carolina(26)    Mississippi(6)           Hong Kong(2)
         Georgia(25)           North Dakota(1)       New York(1)              Japan(2)
         Hawaii(3)             Ohio(27)              Oregon(8                 Mexico(3)
         Illinois(17)          Oklahoma(8)           Tennessee(3)             Panama(1)
         Indiana(16)           Pennsylvania(20)      Washington(14)           Puerto Rico(3)
         Iowa(4)               Rhode Island(1))                               Singapore(1)
         Kansas(5)             South Carolina(16)    DOMESTIC
         Kentucky(8)           South Dakota(1)       JOINT VENTURE            INTERNATIONAL
         Louisiana(12)         Tennessee(13)         RESTAURANTS              COMPANY OWNED
         Maryland(13)          Texas(51)             -----------              RESTAURANTS
         Massachusetts(16)     Utah(5)               Florida(1)               -----------
         Michigan(19)          Vermont(1)            Georgia(1)               Philippines(1)
         Minnesota(9)          Virginia(26)                                   Cayman Islands(1)
         Missouri(11)          West Virginia(7)                               Korea(8)
         Montana(1)            Wisconsin(5)
         Nebraska(3)           Wyoming(1)                                     INTERNATIONAL
                                                                              JOINT VENTURE
                                                                              RESTAURANTS
                                                                              -----------
                                                                              Brazil(7)
                                                                              Philippines(1)

The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 2000:

                   COMPANY OWNED            JOINT VENTURE
                   RESTAURANTS              RESTAURANTS
                   ---------------------    -----------
                   Arizona(5)               Florida(5)
                   Colorado(6)              Georgia(2)
                   Georgia(5)               Ohio(1)
                   Florida(23)              South Carolina(2)
                   Kansas(1)                Tennessee(2)
                   Maryland(3)              Texas(9)
                   New Jersey(3)
                   New Mexico(1)
                   Ohio(2)
                   North Carolina(6)
                   Pennsylvania(2)
                   Virginia(1)
                   Texas(2)

The following table sets forth the location of each existing Fleming's Prime Steakhouse & Wine Bar as of December 31, 2000:

COMPANY OWNED              JOINT VENTURE
RESTAURANTS                RESTAURANTS
-----------                -----------
Arizona(1)                 Florida(1)
California(2)              Virginia(1)

The following table sets forth the location of each Roy's as of December 31, 2000:

COMPANY OWNED              JOINT VENTURE
RESTAURANTS                RESTAURANTS
-----------                -----------
Florida(1)                 California(1)
                           Florida(1)

The following table sets forth the location of each Zazarac as of December 31, 2000:

COMPANY OWNED
RESTAURANTS
-----------
Florida (1)

The following table sets forth the location of each Lee Roy Selmon's as of December 31, 2000:

COMPANY OWNED
RESTAURANTS
-----------
Florida (1)

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

         Advertising and Marketing. The Company uses radio and television advertising in selected markets for Outback and Carrabba's where it is cost-effective. Historically the Company's goal was to develop a sufficient number of restaurants in each market it serves to permit the cost-effective use of radio and television advertising. In the future, the Company expects that its non-Outback restaurants will be less dependent on broadcast media and more dependent on site visibility and local marketing. In addition, the Company engages in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of the Company's restaurants.

GENERAL MANAGER PROGRAM

         The general manager of each Company owned Outback and Carrabba's restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Fleming's and Roy's is required, as a condition of employment, to sign a five year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company owned Fleming's and Roy's is required, as a condition of employment, to sign a five year employment agreement and is required for Fleming's to purchase a 2% interest and for Roy's to purchase 5% interest in the restaurant. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback and Carrabba's and the 6% interest in Fleming's and Roy's has been fixed at $25,000. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his 10% interest, and after the five-year term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his 10% interest to his employer or its general partners upon termination of employment on terms set forth in his employment agreement. The Company intends to continue the general manager investment program.

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

UNAFFILIATED FRANCHISE PROGRAM

         At December 31, 2000, there were 101 domestic franchised Outback Steakhouses and 32 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. Initial fees and royalties for international franchisees vary by market. There were no unaffiliated franchises of Carrabba's Italian Grills, Fleming's, Roy's, Zazarac or Lee Roy Selmon's at December 31, 2000.

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

EMPLOYEES

         The Company employs approximately 49,000 persons, approximately 300 of whom are corporate personnel employed by Outback Steakhouse, Carrabba's, Outback Steakhouses International franchising group, Fleming's Prime Steakhouse and Wine Bar, Roy's, Zazarac and Lee Roy Selmon's. Approximately 2,358 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 300 corporate employees, approximately 70 are in management and 230 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES

         Approximately 50% of the Company's restaurants are located in leased space. In the future, the Company intends to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs. See pages 7 and 8 for listing of restaurant locations.

         The Company's executive offices are located in approximately 90,000 square feet of leased space in Tampa, Florida, under a lease expiring in 2010.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any litigation other than routine matters which are incidental to the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted for vote of security holders during the fourth quarter of 2000.

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

         The Board of Directors authorized a three-for-two stock split of the Company's Common Stock to be effected in the form of a stock dividend payable on March 2, 1999 to the shareholders of record as of February 16, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         Years Ended December 31,
                                                 -----------------------------------------------------------------------
                                                    2000           1999           1998           1997           1996
                                                 -----------    -----------    -----------    -----------    -----------
                                                                      (Dollar amounts in thousands,
                                                                         except per share data)

Statements of Income Data(2):
Restaurant sales ............................    $ 1,888,322    $ 1,632,720    $ 1,392,587    $ 1,179,211    $   954,481
Other revenues ..............................         17,684         13,293         10,024          7,684          4,979
                                                 -----------    -----------    -----------    -----------    -----------
Revenues ....................................    $ 1,906,006    $ 1,646,013    $ 1,402,611    $ 1,186,895    $   959,460
                                                 -----------    -----------    -----------    -----------    -----------
Cost of sales ...............................        715,224        620,249        543,770        453,826        372,080
Labor and other related expenses ............        450,879        387,006        327,261        281,233        219,824
Other operating expenses ....................        358,514        299,829        259,757        214,442        164,387
Depreciation and amortization ...............         58,109         50,709         40,771         46,235         36,460
General & administrative expenses ...........         75,410         61,173         51,859         44,565         34,775
Provision for impaired assets and
  restaurant closings (1) ...................                         5,493                        26,001
Loss (income) from operations of
  unconsolidated affiliates .................         (2,457)        (1,089)          (514)           467            102
                                                 -----------    -----------    -----------    -----------    -----------
Total costs and expenses ....................      1,655,679      1,423,370      1,222,904      1,066,769        827,628
                                                 -----------    -----------    -----------    -----------    -----------
Income from operations ......................        250,327        222,643        179,707        120,126        131,832
Other income (expense) net ..................         (2,058)        (3,042)        (1,870)
Interest income (expense) ...................          4,617          1,416         (1,357)        (2,847)        (1,400)
                                                 -----------    -----------    -----------    -----------    -----------
Income before elimination of
  minority partners' interest
  and provision for income taxes ............        252,886        221,017        176,480        117,279        130,432
Elimination of minority
  partners' interest ........................         33,884         29,770         21,914         19,882         18,165
                                                 -----------    -----------    -----------    -----------    -----------
Income before provision for income
  taxes .....................................        219,002        191,247        154,566         97,397        112,267
Provision for income taxes ..................         77,872         66,924         53,638         33,749         40,287
                                                 -----------    -----------    -----------    -----------    -----------
Income before cumulative effect of a
  change in accounting principle ............        141,130        124,323        100,928         63,648         71,980
Cumulative effect of a change in
  accounting principle (net of taxes) .......                                       (4,880)
                                                 -----------    -----------    -----------    -----------    -----------
Net income ..................................    $   141,130    $   124,323    $    96,048    $    63,648    $    71,980
                                                 ===========    ===========    ===========    ===========    ===========
Basic earnings per common share
  Income before cumulative effect of
   change in accounting principle ...........    $      1.82    $      1.61    $      1.33    $      0.86    $      0.97
  Cumulative effect of change in
   accounting principle (net of taxes) ......                                        (0.06)
                                                 -----------    -----------    -----------    -----------    -----------
  Net income ................................    $      1.82    $      1.61    $      1.27    $      0.86    $      0.97
                                                 ===========    ===========    ===========    ===========    ===========
Diluted earnings per common share
  Income before cumulative effect of
   change in accounting principle ...........    $      1.78    $      1.57    $      1.30    $      0.85    $      0.94
  Cumulative effect of change in
   accounting principle (net of taxes) ......                                        (0.06)
                                                 -----------    -----------    -----------    -----------    -----------

  Net income ................................    $      1.78    $      1.57    $      1.24    $      0.85    $      0.94
                                                 ===========    ===========    ===========    ===========    ===========

Pro forma net income(2) .....................                   $   122,398    $    94,683    $    62,774    $    71,847
                                                                ===========    ===========    ===========    ===========
Pro forma basic earnings per common
  share(2) ..................................                   $      1.59    $      1.25    $      0.85    $      0.97
                                                                ===========    ===========    ===========    ===========
Pro forma diluted earnings per
  common share(2) ...........................                   $      1.55    $      1.22    $      0.84    $      0.94
                                                                ===========    ===========    ===========    ===========
Basic weighted average number of
  common shares outstanding .................         77,470         77,089         75,702         74,007         73,976
Diluted weighted average number of
 common shares outstanding ..................         79,232         79,197         77,484         75,014         76,190
Balance Sheet Data:
Working capital (deficiency) ................    $    14,002    $    12,276    $     5,600    $   (10,153)   $   (36,392)
Total assets ................................      1,022,535        852,282        718,918        603,568        479,561
Long-term debt ..............................         11,678          1,519         38,966         70,492         49,850
Interest of minority partners in
  consolidated partnerships .................         16,840         17,704          9,912          4,561          1,675
Stockholders' equity ........................        807,590        692,965        548,440        437,382        343,686

(1) The 1999 amount includes approximately $3,617,000 for the write down of certain impaired assets and $1,876,000 related to restaurant closings, severance and other costs. The 1997 amount includes approximately $23,113,000 for the write down of certain impaired assets and $2,888,000 related to restaurant closings, severance and other costs. These write downs primarily related to Carrabba's restaurant properties.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's executive officers, except for Joseph J. Kadow whose information is reported on
Part I under the caption of Executive Officers of Registrant, and directors is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" and "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Company's Definitive Proxy Statement dated March 28, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement dated March 28, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   LISTING OF FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants

         The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - Years ended December 31, 2000,
            1999, and 1998

         Consolidated Statements of Stockholders' Equity - Years ended
            December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows Years ended December 31, 2000,
            1999, and 1998

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

                             4.06   Agreement and Plan of Reorganization dated
                                    March 1, 1993 among Outback Delaware,
                                    Outback Florida, F & B, Inc. ("F & B") FT &
                                    B Enterprises/Ohio, Inc. ("FT & B"), Taste
                                    Buds, Inc. ("Taste Buds"), Taste Buds of St.
                                    Matthews, Ltd., the stockholders of F & B,
                                    FT & B, and Taste Buds, and the partners of Taste Buds of St. Matthews, Ltd (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December
                                    31, 1992 and incorporated herein by
                                    reference)

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

                             4.27   Agreement and Plan of Reorganization among
                                    Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Samuel Tancredi and
                                    Tancredi, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,1998 and incorporated herein by reference)

                             4.28   Agreement and Plan of Reorganization among
                                    Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Flanagan & Associates,
                                    Inc., and Thomas J. Flanagan (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)


                             4.29   Agreement and Plan of Reorganization among
                                    Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., J K Steak, Inc., and James
                                    Pollard (included as an exhibit to
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

                             4.30 Joint Venture Agreement of Roy's/Outback dated June 17, 1999 between OS Pacific,
                                    Inc., a wholly-owned subsidiary of Outback
                                    Steakhouse, Inc., and Roy's Holdings, Inc.
                                    (included as an exhibit to Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1999 and incorporated herein by reference)

                             4.31   Agreement and Plan of Reorganization among
                                    Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Coble, Inc., and Michael
                                    W. Coble (included as an exhibit to
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

                             4.32   Asset Purchase Agreement by and between OS
                                    Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Fleming Prime
                                    Steakhouse I, L.L.C. (included as
                                    an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

                             4.33   Operating Agreement of Outback/Fleming's,
                                    LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS
                                    Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited
                                    Partnership and AWA III Steakhouses, Inc.
                                    (included as an exhibit to Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1999 and incorporated herein by reference)

                             4.34   Agreement and Plan of Reorganization among
                                    Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Charles Angelopulos,
                                    Anthony Athanas, Jr., Donald W. Burton,
                                    Arthur Collias, Peter Lynch, J. Brian
                                    McCarthy, John F. Doyle, Kevin P. Harron,
                                    Tedesco Steakhouse, Inc., a Massachusetts corporation, and KPH, Inc., a Massachusetts corporation (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

                             4.35   Agreement and Plan of Reorganization among
                                    Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Rowell, Inc. and Kevin A.
                                    Rowell (filed herewith)

                             4.36   Agreement and Plan of Reorganization among
                                    Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., McMahon Restaurant Group,
                                    Inc. And Matthew J. McMahon (filed herewith)

                             4.37   Agreement and Plan of Reorganization among
                                    Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hadley, Inc. and Wm.
                                    Blaise Hadley (filed herewith)

                             4.38   Agreement and Plan of Reorganization among
                                    Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., A&J Aussie Restaurant
                                    Group, Inc. And Ronald S. Duckstein (filed herewith)

                             4.39   Asset Purchase Agreement by and between
                                    Outback/Hawaii-I, Limited Partnership Roy's
                                    Aussie Steakhouse, L.P. and Roy's Aussie
                                    Steakhouse Number Two, LLC Dated as of
                                    January 1, 2000 (filed herewith)

                             4.40   Stock Purchase Agreement by and among
                                    Outback Steakhouse International, L.P. Chang
                                    Kwun Kim, Young Sook Yeo, Jong Kuk Kim, Sang
                                    Sook An, Moon Hwan Kim, Hyun Joo Shin, In
                                    Hye Kim, Sung Bae Im and Great Field, Inc dated February 25, 2000 (filed herewith)

                             4.41   Asset Purchase Agreement by and between OS
                                    Pacific, Inc. and Restaurant Concepts of
                                    Bonita Springs, Limited Partnership dated
                                    June 1, 2000 (filed herewith)

                             4.42   Operating Agreement for Cheeseburger in
                                    Paradise, LLC a Delaware Limited Liability
                                    Company (filed herewith)

                             4.43 Purchase Agreement dated January 1st 2001,by and between Carrabba's Italian Grill and Gold Coast Restaurant Group, Inc. (filed herewith)

                             4.44   License Agreement made and entered into
                                    effective January 1, 2001 by and among OS
                                    Suites, Ltd., Horne Tipps Trophy Suites,
                                    Inc., Horne Tipps Holding Company, William
                                    E. Horne and James R. Tipps, Jr.
                                    (Filed herewith)

                             4.45   License Agreement made and entered into
                                    effective January 1, 2001 by and among OS
                                    Golf Marketing, Ltd., Horne Tipps Holding
                                    Company, William E. Horne and James R.
                                    Tipps, Jr. (Filed herewith)

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

                            10.25   Credit Agreement dated as of December 21,
                                    1999 among Outback Steakhouse, Inc.,
                                    Wachovia Bank, N.A., as Agent, Wachovia
                                    Securities, Inc., as Sole Arranger, SunTrust
                                    Bank, [Tampa Bay], as Syndication Agent, and
                                    SouthTrust Bank, National Association, as
                                    Documentation Agent (included as
                                    an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

                            10.26   $15,000,000.00 Credit Agreement dated as of
                                    June 13, 2000 between Outback Steakhouse,
                                    Inc. and Wachovia Bank, N.A. (filed
                                    herewith)

                            10.27   First Amendment to Credit Agreement dated
                                    December 20, 2000 by and among Outback
                                    Steakhouse, Inc., a Delaware corporation
                                    (the "Borrower"), Wachovia Bank, N.A., as agent and a bank, Suntrust Bank, Southtrust
                                    Bank, The Huntington National Bank, Hibernia
                                    National Bank and Bank of America, N.A.
                                    (collectively referred to Herein as the
                                    "Banks") (filed herewith)

                            10.28   Outback Steakhouse, Inc. Amended and
                                    Restated Stock Option Plan

                                    (filed herewith)

                            10.29 Second Amendment to Employment Agreement dated October 15, 2000 between Paul Avery and Outback Steakhouse of Florida, Inc.
                                    (filed herewith)

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


                                    OUTBACK STEAKHOUSE, INC.


                                    By:  /s/ Chris T. Sullivan
                                       -----------------------------------------
                                             Chris T. Sullivan, Chairman

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             /s/ Chris T. Sullivan     Chairman, Chief Executive   March 30, 2001
             ------------------------- Officer and Director
             Chris T. Sullivan         (Principal Executive
                                       Officer)


             /s/ Robert S. Merritt     Senior Vice President,      March 30, 2001
             ------------------------- Chief Financial Officer,
             Robert S. Merritt         Treasurer and Director
                                       (Principal Financial
                                       Officer and
                                       Principal Accounting
                                       Officer)


             /s/ Robert D. Basham      President, Chief Operating  March 30, 2001
             ------------------------- Officer and Director
             Robert D. Basham

             /s/ J. Timothy Gannon     Senior Vice President and   March 30, 2001
             ------------------------- Director
             J. Timothy Gannon

             /s/ Paul E. Avery         Director                    March 30, 2001
             -------------------------
             Paul E. Avery

             /s/ John A. Brabson       Director                    March 30, 2001
             -------------------------
             John A. Brabson, Jr.

             /s/ Charles H. Bridges    Director                    March 30, 2001
             -------------------------
             Charles H. Bridges

             /s/ W.R. Carey, Jr.       Director                    March 30, 2001
             -------------------------
             W.R. Carey, Jr.

                                       Director                    March 30, 2001
             -------------------------
             Edward L. Flom

                                       Director                    March 30, 2001
             -------------------------
             Debbi Fields Rose

             /s/ Nancy Schneid         Director                    March 30, 2001
             -------------------------
             Nancy Schneid

             /s/ Lee Roy Selmon        Director                    March 30, 2001
             -------------------------
             Lee Roy Selmon

             /s/ Toby S. Wilt          Director                    March 30, 2001
             -------------------------
             Toby S. Wilt