Form 10-Q
period 2001-03-31
OUTBACK STEAKHOUSE INC
filed 2001-05-08
CIK 874691

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                                   Commission File Number:

March 31, 2001                                               1-15935
------------------                                           -------

                            OUTBACK STEAKHOUSE, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 59-3061413
  -------------------------------      -------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 26, 2001, there were 76,116,137 shares of Common Stock, $.01 par value outstanding.

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

                            OUTBACK STEAKHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                              March 31,              December 31,
                                                                                 2001                    2000
                                                                             (unaudited)
                                                                             -----------             -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ........................................         $    78,934             $   131,604
  Inventories ......................................................              33,555                  27,871
  Other current assets .............................................              30,019                  22,572
                                                                             -----------             -----------
    Total current assets ...........................................             142,508                 182,047
PROPERTY, FIXTURES AND EQUIPMENT, NET ..............................             707,157                 693,975
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES, NET ...................................              40,096                  29,655
OTHER ASSETS .......................................................             152,551                 116,858
                                                                             -----------             -----------
                                                                             $ 1,042,312             $ 1,022,535
                                                                             ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable .................................................         $    29,637             $    37,162
  Sales taxes payable ..............................................              12,236                  11,580
  Accrued expenses .................................................              49,738                  46,266
  Unearned revenue .................................................              21,881                  54,458
  Income taxes payable .............................................              21,313                  13,621
  Current portion of long-term debt ................................               5,553                   4,958
                                                                             -----------             -----------
    Total current liabilities ......................................             140,358                 168,045
DEFERRED INCOME TAXES ..............................................              14,499                  14,382
LONG-TERM DEBT .....................................................              12,301                  11,678
OTHER LONG-TERM LIABILITIES ........................................              26,000                   4,000
                                                                             -----------             -----------
    Total liabilities ..............................................             193,158                 198,105
INTEREST OF MINORITY PARTNERS IN                                             -----------             -----------
  CONSOLIDATED PARTNERSHIPS ........................................              16,611                  16,840
                                                                             -----------             -----------
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 200,000
   shares authorized; 78,514 and 78,514
   shares issued; and 76,134 and 76,632
   outstanding as of March 31, 2001 and
  December 31, 2000, respectively ..................................                 785                     785
  Additional paid-in capital .......................................             214,604                 214,541
  Retained earnings ................................................             675,720                 638,383
                                                                             -----------             -----------
                                                                                 891,109                 853,709
  Less treasury stock, 2,380 shares and 1,882 shares at March 31,
   2001 and December 31, 2000, respectively, at cost ...............             (58,566)                (46,119)
                                                                             -----------             -----------
   Total stockholders' equity ......................................             832,543                 807,590
                                                                             -----------             -----------
                                                                             $ 1,042,312             $ 1,022,535
                                                                             ===========             ===========

         See notes to unaudited consolidated financial statements.

                            OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data, unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                   2001              2000
                                                ---------         ---------
REVENUES
 Restaurant sales ......................        $ 516,654         $ 460,974
 Other revenues ........................            4,599             3,823
                                                ---------         ---------
TOTAL REVENUES .........................        $ 521,253         $ 464,797
COSTS AND EXPENSES .....................        ---------         ---------
 Cost of sales .........................          195,124           171,699
 Labor and other related ...............          122,990           107,689
 Other restaurant operating ............          101,143            88,350
 Depreciation and amortization .........           15,968            13,727
 General & administrative ..............           19,633            18,429
 Income from operations of
  unconsolidated affiliates ............           (1,001)             (367)
                                                ---------         ---------
                                                  453,857           399,527
                                                ---------         ---------
INCOME FROM OPERATIONS .................           67,396            65,270
OTHER INCOME (EXPENSE), NET ............             (864)             (593)
INTEREST INCOME (EXPENSE) ..............            1,222               823
INCOME BEFORE ELIMINATION OF ...........        ---------         ---------
MINORITY PARTNERS' INTEREST
 AND INCOME TAXES ......................           67,754            65,500
ELIMINATION OF MINORITY
 PARTNERS' INTEREST ....................            9,106             9,877
INCOME BEFORE PROVISION                         ---------         ---------
 FOR INCOME TAXES ......................           58,648            55,623
PROVISION FOR INCOME TAXES .............           20,761            19,857
                                                ---------         ---------
NET INCOME .............................        $  37,887         $  35,766
                                                =========         =========
BASIC EARNINGS PER COMMON SHARE ........        $    0.50         $    0.46
                                                =========         =========
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING .............           76,539            77,622
                                                =========         =========
DILUTED EARNINGS PER COMMON SHARE ......        $    0.49         $    0.45
                                                =========         =========
DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING .............           77,755            79,345
                                                =========         =========

         See notes to unaudited consolidated financial statements.

                            OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                    2001              2000
                                                                                 ---------         ---------
Cash flows from operating activities:
Net income ...............................................................       $  37,887         $  35,766
Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation ...........................................................          14,439            12,456
  Amortization ...........................................................           1,529             1,271
  Minority partners' interest in consolidated partnerships' income .......           9,106             9,877
  Income from unconsolidated affiliates ..................................          (1,001)             (367)
 Change in assets and liabilities:
  (Increase) decrease in inventories .....................................          (5,684)            1,642
  Increase in other current assets .......................................          (5,947)             (148)
  Increase in other assets ...............................................          (2,154)           (8,993)
  (Decrease) increase in accounts payable,
   sales taxes payable, and accrued expenses .............................          (3,397)            9,398
  Increase in income taxes payable .......................................           7,692             8,270
  Decrease in unearned revenue ...........................................         (32,577)          (24,023)
  Increase (decrease) in deferred income taxes ...........................             117            (1,610)
                                                                                 ---------         ---------
  Net cash provided by operating activities ..............................          20,010            43,539
Cash flows used in investing activities: .................................       ---------         ---------
  Capital expenditures ...................................................         (42,189)          (25,448)
  Change in investments in and advances to unconsolidated affiliates .....          (9,440)              531
                                                                                 ---------         ---------
  Net cash used in investing activities ..................................         (51,629)          (24,917)
                                                                                 ---------         ---------
Cash flows used in financing activities:
  Proceeds from issuance of common stock .................................                             4,414
  Proceeds from issuance of long-term debt ...............................           1,218             2,891
  Proceeds from minority partners' contributions .........................             325               300
  Distributions to minority partners .....................................          (9,660)          (10,750)
  Payments for purchase of treasury stock ................................         (15,054)
  Proceeds from reissuance of treasury stock .............................           2,120               219
                                                                                 ---------         ---------
  Net cash used in financing activities ..................................         (21,051)           (2,926)
                                                                                 ---------         ---------
 Net (decrease) increase in cash
  and cash equivalents ...................................................         (52,670)           15,696
Cash and cash equivalents at beginning of period .........................         131,604            92,623
                                                                                 ---------         ---------
 Cash and cash equivalents at end of period ..............................       $  78,934         $ 108,319
                                                                                 =========         =========
Supplemental disclosure of cash flow information:
    Cash paid for interest ...............................................       $     179
    Cash paid for income taxes ...........................................       $  12,796         $     871
Supplemental disclosure of non-cash items:
     Assets/liabilities of businesses transferred under
      contractual arrangements ...........................................       $  22,000

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

         Certain amounts shown in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on total assets, total liabilities, stockholders' equity or net income.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The December 31, 2000 balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's 2000 Annual Report.

2.       Other Current Assets

         Other current assets consisted of the following (in thousands):

                                               March 31,            December 31,
                                                 2001                  2000
                                               --------             ------------
Deposits ...............................        $ 2,001               $ 1,543
Accounts receivable ....................          7,461                 5,549
Accounts receivable franchisees ........          5,517                 5,100
Prepaid expenses .......................         11,573                 8,315
Other current assets ...................          3,467                 2,065
                                                -------               -------
                                                $30,019               $22,572
                                                =======               =======

3.       Property, Fixtures and Equipment

         Property, fixtures and equipment consisted of the following (in thousands):

                                                                       March 31,            December 31,
                                                                          2001                  2000
                                                                       --------             ----------
Land ............................................................      $145,024               $135,710
Buildings & building improvements ...............................       330,171                322,078
Furniture & fixtures ............................................        86,086                 82,347
Equipment .......................................................       207,862                212,713
Leasehold improvements ..........................................       155,149                139,426
Construction in progress ........................................        26,723                 32,360
Accumulated depreciation ........................................      (243,858)              (230,659)
                                                                       --------               --------
                                                                       $707,157               $693,975
                                                                       ========               ========

4.       Other Assets

         Other assets consisted of the following (in thousands):

                                                                       March 31,            December 31,
                                                                          2001                  2000
                                                                       ---------            ------------
Intangible assets, net (including liquor licenses) ..............      $ 76,884               $ 77,329
Other assets ....................................................        39,667                 39,529
Assets of business transferred under contractual arrangement ....        15,500
Deferred license fee ............................................        20,500
                                                                       --------               --------
                                                                       $152,551               $116,858
                                                                       ========               ========

In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations (referred to in some Company literature as Outback Sports). The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,500,000 is included in "Other Assets" and the current portion of $1,500,000 is included in "Other Current Assets". The net book value of these assets was approximately $15,500,000 and was reclassified from the line item entitled "Property, Fixtures and Equipment" to "Other Assets". The corresponding long-term liability is included in the line item entitled "Other Long Term Liabilities". The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. See Note 7 of Notes to Unaudited Consolidated Financial Statements

5.       Long-term Debt

         Long-term debt consisted of the following (in thousands):

                                                                                      March 31,            December 31,
                                                                                        2001                   2000
                                                                                      --------             ------------
Revolving line of credit, interest at 5.61% and 7.16% at
  March 31, 2001 and December 31, 2000, respectively ...........................      $ 10,000               $ 10,000
Other notes payable, uncollateralized,
  interest at rates ranging from 4.49% to 9.50% ................................         7,841                  6,623
Notes payable to corporation, collateralized by real estate, interest at 9.0% ..            13                     13
                                                                                      --------               --------
                                                                                        17,854                 16,636
Less current portion ...........................................................         5,553                  4,958
                                                                                      --------               --------
Long-term debt .................................................................      $ 12,301               $ 11,678
                                                                                      ========               ========

         The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate ("LIBOR") (4.71% to 5.08% at March 31, 2001 and 6.20% to 6.56% at December 31, 2000). At March 31, 2001 and
December 31, 2000, the unused portion of the revolving line of credit was $115,000,000. The line matures in December 2004.

         The Company has a $7,500,000 uncollateralized line of credit bearing interest at rates ranging from 50 to 75 basis points over LIBOR. Approximately $716,000 of the line of credit is committed for the issuance of letters of credit, $616,000 of which is to collateralize loans made by the bank to certain franchisees.

         The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95 basis points over LIBOR. Approximately $4,610,000 of the line of credit is committed for the issuance of letters of credit at March 31, 2001.

         The Company has a $10,000,000 uncollateralized line of credit to support the Company's international operations bearing interest at rates 75 basis points above the three month CD rate. At March 31, 2001 and December 31, 2000, the outstanding balance was approximately $4,596,000 and $4,323,000, respectively.

         The Company is guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing March 2002, for one of its franchisees. At March 31, 2001 and December 31, 2000 the outstanding balance was approximately $23,304,000 and $22,470,000 respectively.

         The Company is guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $12,000,000, maturing December 2003, for one of its joint venture partners. At March 31, 2001 and December 31, 2000, the outstanding balance was approximately $6,586,000 and $6,552,000, respectively.

         The Company is guarantor of approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest. At March 31, 2001 and December 31, 2000, the outstanding balance was approximately $65,000,000.

         See "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

6.       Accrued Expenses

         Accrued expenses consisted of the following (in thousands):

                                                                       March 31,            December 31,
                                                                          2001                  2000
                                                                       ---------            ------------
Accrued payroll and other compensation........................          $14,769               $15,722
Accrued insurance.............................................           10,199                11,012
Accrued property taxes........................................            6,033                 6,129
Other accrued expenses........................................           18,737                13,403
                                                                        -------               -------
                                                                        $49,738               $46,266
                                                                        =======               =======

7.      Other Long Term Liabilities

        Other long term liabilities consisted of the following (in thousands):

                                                                        March 31,            December 31,
                                                                           2001                  2000
                                                                        ---------            -----------

Accrued insurance.............................................           $ 4,000                $4,000
Other deferred liability......................................            22,000
                                                                         -------               -------
                                                                         $26,000                $4,000
                                                                         =======               =======

         In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. The corresponding long-term asset is included in the line item entitled "Other Assets". See Note 4 of Notes to Unaudited Consolidated Financial Statements.

                            OUTBACK STEAKHOUSE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues or restaurant sales as indicated, and (ii) selected operating data:

                                                               Three Months Ended
                                                                   March 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
REVENUES:
 Restaurant sales ..................................           99.1%          99.2%
 Other revenues ....................................            0.9            0.8
                                                           --------       --------
TOTAL REVENUES .....................................          100.0          100.0
COSTS AND EXPENSES: ................................       --------       --------
 Cost of sales (1) .................................           37.8           37.2
 Labor and other related (1) .......................           23.8           23.4
 Other operating (1) ...............................           19.6           19.2
 Depreciation and amortization .....................            3.1            3.0
 General & administrative ..........................            3.8            4.0
 Income from operations of
  unconsolidated affiliates ........................            0.2            0.1
     Total costs and expenses ......................           87.1           86.0
                                                           --------       --------
INCOME FROM OPERATIONS .............................           12.9           14.0
OTHER INCOME (EXPENSE) .............................           (0.2)          (0.1)
INTEREST INCOME (EXPENSE) ..........................            0.2            0.2
INCOME BEFORE ELIMINATION OF .......................       --------       --------
  MINORITY PARTNERS' INTEREST AND INCOME
  TAXES ............................................           13.0           14.1
ELIMINATION OF MINORITY PARTNERS'
  INTEREST .........................................            1.7            2.1
                                                           --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES ...........           11.3           12.0
PROVISION FOR INCOME TAXES .........................            4.0            4.3
                                                           --------       --------
NET INCOME .........................................            7.3%           7.7%
                                                           ========       ========

(1)      As a percentage of restaurant sales.

                                                         Three Months Ended
                                                             March 31,
                                                         ------------------
                                                          2001        2000
                                                          ----        ----
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and international .....        $456        $416
  Domestic franchised and joint venture ..........          87          77
  International franchised and joint venture .....          21          16
                                                          ----        ----
    Total ........................................         564         509
                                                          ----        ----
Carrabba's Italian Grills
  Company owned ..................................          48          42
  Joint venture ..................................          16          11
                                                          ----        ----
    Total ........................................          64          53
                                                          ----        ----
Other
    Total ........................................          13           3
                                                          ----        ----
System-wide total ................................        $641        $565
                                                          ====        ====
Number of restaurants (at end
  of the period):
Outback Steakhouse
  Company owned - domestic and international .....         531         485
  Domestic franchised and joint venture ..........         109          97
  International franchised and joint venture .....          42          32
                                                          ----        ----
    Total ........................................         682         614
                                                          ----        ----
Carrabba's Italian Grills
  Company owned ..................................          60          56
  Joint venture ..................................          21          16
                                                          ----        ----
    Total ........................................          81          72
Fleming's Prime Steakhouse and Wine Bars
  Company owned ..................................           3           3
  Joint venture ..................................           2
                                                          ----        ----
    Total ........................................           5           3
Roy's
  Company owned ..................................           1
  Joint venture ..................................           5
                                                          ----        ----
    Total ........................................           6
Zazarac
  Company owned ..................................           1
Lee Roy Selmon's
  Company owned ..................................           1
                                                          ----        ----
    System-wide Total ............................         776         689
                                                          ====        ====

Three months ended March 31, 2001 and 2000

         Revenues. Total revenues increased by 12.1% to $521,253,000 during the first quarter of 2001 as compared with $464,797,000 in the same period in 2000. The increase was primarily attributable to the opening of new restaurants after March 31, 2000, increased same store customer counts and a menu price increases of approximately 3.0% at Outback Steakhouse and 2.8% at Carrabba's Italian Grills after March 2000. The following table depicts additional activities that influenced the period to period changes in revenues:

                                               Three Months Ended
                                                   March 31,
                                            ----------------------
                                              2001          2000
                                            --------      --------
Average unit volumes(weekly):
   Outback Steakhouses .............        $ 67,735      $ 65,491
   Carrabba's Italian Grills .......        $ 61,980      $ 57,043
Per person check averages:
   Outback Steakhouses .............        $  18.62      $  17.99
   Carrabba's Italian Grills .......        $  19.64      $  19.44
Year to year percentage change:
  Same-store sales:
   Outback Steakhouses .............            2.3%          6.4%
   Carrabba's Italian Grills .......            8.6%         11.2%
  Same store customer counts:
   Outback Steakhouses .............           (0.9%)         3.9%
   Carrabba's Italian Grills .......            7.6%          9.2%

          Costs and expenses. Cost of restaurant sales as a percentage of restaurant sales, consisting of food and beverage costs, increased in the first quarter of 2001 to 37.8% of restaurant sales as compared with 37.2% in the same period in 2000. The increase was attributable to cost increases in beef and butter and was partially offset by favorable fish and alcoholic beverage costs.

          Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased in the first quarter of 2001 to 23.8% of restaurant sales, as compared with 23.4% in the same period in 2000. The increase resulted from higher hourly wage rates, a new hourly employee bonus program, and enhanced employee health insurance benefits. The increase was partially offset by higher average unit volumes at Outback and Carrabba's.

          Other operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, preopening costs and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. As a percentage of restaurant sales, these costs increased to 19.6% in the first quarter of 2001 as compared to 19.2% in the same quarter of 2000. The increase was attributable to higher natural gas prices and expenses associated with opening new format restaurants. The increase was partially offset by lower advertising expenditures and higher average unit volumes for both Outback and Carrabba's which reduced the fixed and indirectly variable costs as a percentage of sales.

         Depreciation and amortization costs increased by 0.1% of total revenues to 3.1% in the first quarter of 2001, as compared with 3.0% in the same period in 2000. The increase resulted primarily from additional depreciation related to new unit development, "Take-away" room additions, new restaurant formats and additional amortization of goodwill related to the purchase of ownership interests from area operating partners.

        General and administrative costs increased by $1,204,000 to $19,633,000 in the first quarter of 2001 as compared with $18,429,000 in the same period in 2000. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses and Roy's as well as costs associated with the development of new restaurant formats and other affiliated businesses.

          Income from operations of unconsolidated affiliates represents the Company's portion of the income or loss from Outback Steakhouse and Carrabba's Italian Grills operated as development joint ventures. Income from development joint ventures was $1,001,000 in the first quarter of 2001 as compared with income of $367,000 in the same period in 2000. This increase was attributable to additional stores operating as development joint ventures in the first quarter of 2001 and to an increase in average unit volumes.

          Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $2,126,000 to $67,396,000, in the first quarter of 2001 as compared with $65,270,000 in the same period in 2000.

         Other income (expense), net. Other income (expense), net represents the income and expense from non-restaurant businesses. Net other expenses increased to $864,000 in the first quarter of 2001 compared with net other expenses of $593,000 during the same period in 2000. The increase in the net expense is related primarily to increases in administrative, promotional and development costs associated with the growth of non-restaurant businesses.

          Interest income. Interest income was $1,222,000 during the first quarter of 2001 as compared with interest income of $823,000 in the same period in 2000. The period-to-period change in interest income resulted from higher average cash balances during the first quarter of 2001 compared with the same period in 2000.

          Elimination of minority partners' interests. The allocation of minority partners' interest income included in this line item represents their portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these allocations were 1.7% and 2.1%during the quarter ended March 31, 2001 and 2000, respectively. The decrease in this ratio is the result of the purchase of minority interests in 52 restaurants from area operating partners after March 31, 2000.

          Provision for income taxes. The provision for income taxes in both quarters reflected expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.4% for the first quarter of 2001 and 35.7% for the first quarter of 2000. The decrease in the effective rate resulted from state tax savings from changes in the corporate state tax structure, partially offset by the decrease in FICA tip credits the Company was able to utilize in the current period.

         Net income and earnings per share. Net income for the first quarter of 2001 was $37,887,000 as compared with net income of $35,766,000 in the same period in 2000. Basic earnings per share increased to $0.50 during the first quarter of 2001 as compared with basic earnings per share of $0.46 for the same period in 2000. Diluted earnings per share increased to $0.49 during the first quarter of 2001 as compared with diluted earnings per share of $0.45 for the same period in 2000.

Liquidity and Capital Resources

          The following table presents a summary of the Company's cash flows and capital expenditures for the periods indicated.

                                                Year Ended          Three Months Ended
                                               December 31,             March 31,
                                                   2000             2001          2000
                                                ---------         --------      --------
Net cash provided by
  operating activities .................        $ 239,546         $ 20,010      $ 43,539
Net cash used in
  investing activities .................         (145,819)         (51,629)      (24,917)
Net cash used in
  financing activities .................          (54,746)         (21,051)       (2,926)
                                                ---------         --------      --------
Net increase(decrease) in cash
  and cash equivalents .................        $  38,981         $(52,670)     $ 15,696
                                                =========         ========      ========

         The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $139,893,000 for the year ended December 31, 2000 and $42,189,000 and $25,448,000 during the first quarters of 2001 and 2000, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be opened in 2001 will be free-standing units.

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

         At March 31, 2001, the Company had three uncollateralized lines of credit totaling $147,500,000. Approximately $5,326,000 is committed for the issuance of letters of credit, some of which are to collateralize loans made by the bank to certain franchisees. As of March 31, 2001, the Company had drawn $10,000,000 on the revolving line of credit to finance the development of new restaurants. The Company expects that its capital requirements through the end of 2001 will be met by cash flows from operations and advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

         The Company has a $10,000,000 uncollateralized line of credit to support the Company's international operations. On March 31, 2001, the outstanding balance was approximately $4,596,000.

         The Company is guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing March 2002, for one of its franchisees. At March 31, 2001 and December 31, 2000 the outstanding balance was approximately $23,304,000 and $22,470,000 respectively.

         The Company is guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $12,000,000, maturing December 2003, for one of its joint venture parnters. At March 31, 2001, the outstanding balance was approximately $6,586,000.

         The Company is guarantor of approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest. At March 31, 2001, the outstanding balance was approximately $65,000,000. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

OTHER

         See Notes 4 and 7 of Notes to Unaudited Consolidated Financial Statements for discussion of the Company's $22,000,000 licensing agreement for use of the assets of some of its non-restaurant operations.

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

         In the Outlook portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, the Company provided guidance on the outlook for its businesses in 2001 and factors which may affect the Company's financial results. During the quarter ended March 31, 2001, the Company incurred higher Restaurant Operating Expenses and Cost of Sales as a result of higher natural gas and dairy prices, respectively, than paid during the comparable period in 2000 and than anticipated in the Company's comments discussed above. To the extent to which the prices of these commodities remain at current levels, the Company's operating results may be affected for the remainder of 2001.

Expansion Strategy.

         The Company's goal is to add new restaurants to the Outback system during the remainder of 2001. The following table presents a summary of the expected restaurant openings for the full year 2001:

                                                             2001
                                                           --------
  Outback Steakhouses - Domestic
    Company owned...................................       40 to 45
    Franchised or joint venture.....................        8 to 10
  Outback Steakhouses - International
    Company owned...................................        4 to 5
    Franchised or joint venture.....................       18 to 20
  Carrabba's Italian Grills
    Company owned ..................................        6 to 8
    Joint venture ..................................       10 to 12
  Fleming's Prime Steakhouse and Wine Bars
    Company owned ..................................           0
    Joint venture ..................................        5 to 6
  Roy's
    Company owned ..................................           0
    Joint venture ..................................        5 to 6
  Zazarac
    Company owned...................................           1
  Selmon's
    Company owned ..................................           0
  Cheesburger in Paradise
    Joint venture...................................           1

CAUTIONARY STATEMENT

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "should" and similar expressions are intended to identify forward-looking statements.

         The Company's actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following

(i) The restaurant industry is a highly competitive industry with many well established competitors;

(ii) The Company's results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company's restaurant concepts; local, regional and national economic conditions; the seasonality of the Company's business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii) The Company's ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate sites at acceptable prices; ability to obtain all governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to generate or borrow funds, the ability to negotiate suitable lease terms, and the ability to recruit and train skilled management and restaurant employees;

(iv) Price and availability of commodities, including but not limited to such items as beef, chicken, shrimp, pork, dairy, potatoes and onions are subject to fluctuation and could increase or decrease more than the Company expects; and/or

(v) Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

         The Company's exposure to interest rate risk relates to its $147,500,000 revolving lines of credit with its banks. Borrowings under the agreement bear interest at rates ranging from 50 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At March 31, 2001 and December 31, 2000, the Company had a $10,000,000 outstanding balance on the lines of credit.

         Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. The Company does not use financial instruments to hedge commodity prices because the Company's purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would also affect the Company's competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

         This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

                            OUTBACK STEAKHOUSE, INC.

PART II:  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

                None

    (b)   Reports on Form 8-K


               There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                        OUTBACK STEAKHOUSE, INC.



Date: April 30, 2001                    By: /s/Robert S. Merritt
                                            --------------------
                                              Robert S. Merritt
                                              Senior Vice President,
                                              Finance (Principal Financial
                                              and Accounting Officer)