Form 10-Q
period 2001-06-30
OUTBACK STEAKHOUSE INC
filed 2001-08-14
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              _______________

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                                    or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________________ to
______________________

Commission File Number: 1-15935


                        OUTBACK STEAKHOUSE, INC.(R)
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                              _______________


         DELAWARE                  59-3061413
      ----------------          ----------------
      (State or other            (IRS Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

      2202 NORTH WESTSHORE BOULEVARD, 5TH         33607
             FLOOR, TAMPA, FLORIDA
    ----------------------------------------    ----------
    (Address of principal executive offices)    (Zip Code)

                              (813) 282-1225
       -------------------------------------------------------------
           (Registrant's telephone number, including area code)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2001, there were approximately 76,769,522 shares of Common Stock, $.01 par value outstanding.

                                  1 of 27

                        OUTBACK STEAKHOUSE, INC.(R)

                      PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc.(R) and Affiliates (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.






























                                  2 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                       June 30,   December 31,
                                         2001        2000
                                     (unaudited)
                                      ---------  ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...........   $68,333   $131,604
  Inventories.........................    35,075     27,871
  Other current assets................    32,435     22,572
                                       --------- ----------
  Total current assets................   135,843    182,047
PROPERTY, FIXTURES AND EQUIPMENT, NET.   736,415    693,975
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES, NET......    47,938     29,655
OTHER ASSETS..........................   147,347    116,858
                                       --------- ----------

                                      $1,067,543 $1,022,535
                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable....................   $32,772    $37,162
  Sales taxes payable.................    12,327     11,580
  Accrued expenses....................    45,535     46,266
  Unearned revenue....................    17,481     54,458
  Income taxes payable................               13,621
  Current portion of long-term debt...     8,595      4,958
                                       ---------  ---------
  Total current liabilities...........   116,710    168,045
DEFERRED INCOME TAXES.................    13,223     14,382
LONG-TERM DEBT........................    12,516     11,678
OTHER LONG-TERM LIABILITIES...........    26,000      4,000
                                       --------- ----------
  Total liabilities...................   168,449    198,105
INTEREST OF MINORITY PARTNERS IN       --------- ----------
  CONSOLIDATED PARTNERSHIPS...........    16,074     16,840
                                       --------- ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value,
  200,000 shares authorized;
  78,514 and 78,514
  shares issued; and 76,778 and
  76,632 outstanding as of
  June 30, 2001 and
  December 31, 2000, respectively.....       785        785
  Additional paid-in capital..........   217,668    214,541
  Retained earnings...................   707,113    638,383
                                       --------- ----------
                                         925,566    853,709
  Less treasury stock, 1,736 shares and
  1,882 shares at June 30, 2001 and
  December 31, 2000, respectively,
  at cost.............................  (42,546)    (46,119)
                                       --------- ----------
  Total stockholders' equity..........   883,020    807,590
                                       --------- ----------

                                      $1,067,543  1,022,535
                                       =========  =========
         See notes to unaudited consolidated financial statements.
                                  3 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)

                               Three Months Ended    Six Months Ended
                                      June 30,           June 30,
                                    2001     2000     2001      2000
REVENUES                           ------- -------- --------- --------
 Restaurant sales............... $534,309  $477,417 $1,050,963 $938,391
 Other revenues.................    4,535     4,203      9,134    8,026
                                  -------  --------  --------- --------
   TOTAL REVENUES...............  538,844   481,620  1,060,097  946,417
COSTS AND EXPENSES:               -------  --------  --------- --------
   Cost of sales................  205,344   178,772    400,468  350,471
   Labor & other related........  127,910   112,694    250,900  220,383
   Other restaurant operating...  105,548    88,651    206,691  177,001
   Depreciation & amortization..   16,821    14,300     32,789   28,027
   General & administrative.....   20,478    19,704     40,111   38,133
   Income from operations of
    unconsolidated  affiliates..     (977)     (702)    (1,978)  (1,069)
                                  -------  --------  --------- --------
     Total costs and expenses...  475,124   413,419    928,981  812,946
INCOME FROM OPERATIONS..........   63,720    68,201    131,116  133,471
OTHER INCOME (EXPENSE), NET.....      275       (34)      (589)    (627)
INTEREST INCOME (EXPENSE), NET..      772     1,477      1,994    2,300
INCOME BEFORE ELIMINATION OF      -------  --------  --------- --------
   MINORITY PARTNERS' INTEREST
   AND INCOME TAXES.............   64,767    69,644    132,521  135,144
ELIMINATION OF MINORITY PARTNERS'
   INTEREST.....................    8,550     9,540     17,656   19,417
                                  -------  --------  --------- --------
INCOME BEFORE PROVISION FOR
   INCOME TAXES.................   56,217    60,104    114,865  115,727
PROVISION FOR INCOME TAXES......   19,671    21,806     40,432   41,663
                                  -------  --------  --------- --------
NET INCOME......................  $36,546  $ 38,298  $  74,433  $74,064
                                  =======  ========  =========  =======
BASIC EARNINGS PER COMMON SHARE.    $0.48     $0.49      $0.97    $0.95
BASIC WEIGHTED AVERAGE NUMBER OF  =======  ========  =========  =======
   COMMON SHARES OUTSTANDING....   76,538    77,977     76,539   77,800
                                  =======  ========  =========  =======
DILUTED EARNINGS PER COMMON SHARE   $0.47     $0.48      $0.95    $0.93
DILUTED WEIGHTED AVERAGE NUMBER   =======  ========  =========  =======
   OF COMMON SHARES OUTSTANDING.   78,265    80,397     78,010   79,872
                                  =======  ========  =========  =======
         See notes to unaudited consolidated financial statements.






                                  4 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)
                                          Six Months Ended
                                              June 30,
                                           2001      2000
Cash flows from operating activities:    --------  --------
Net income..............................  $74,433  $ 74,064
Adjustments to reconcile net income to
  cash provided by operating
  activities:
  Depreciation..........................   29,667    25,705
  Amortization..........................    3,122     2,322
  Minority partners' interest in
     consolidated partnerships' income..   17,656    19,417
  Income from unconsolidated affiliates.   (1,978)   (1,069)
  Change in assets and liabilities:
     (Increase) decrease in inventories.   (7,204)    1,432
     (Increase) decrease in other
       current assets...................   (8,363)    2,084
     Decrease (increase) in other assets    5,618   (14,965)
     (Decrease) increase in accounts
       payable, sales taxes payable and
       accrued expenses.................   (4,374)   10,811
     (Decrease) increase in income
       taxes payable....................  (13,621)    3,035
     Decrease in unearned revenue.......  (36,977)  (28,178)
     Decrease in deferred income taxes..   (1,159)   (2,366)
     Decrease in other long-term
     liabilities........................              (500)
                                         --------  --------
     Net cash provided by operating
       activities.......................   56,820    91,792
Cash flows used in investing activites:  --------  --------
  Capital expenditures..................  (86,675)  (59,394)
  Change in investments in and advances
     to unconsolidated affiliates.......  (16,305)   (3,145)
                                          --------  --------
     Net cash used in investing
       activities....................... (102,980)  (62,539)
Cash flows from financing activities:    --------  --------
  Proceeds from issuance of common
   stock................................             12,390
  Proceeds from issuance of long-term
   debt.................................   14,533
  Proceeds from minority partners'
   contributions........................    3,223       800
  Distributions to minority partners....  (21,645)  (21,159)
  Repayments of long-term debt..........  (10,058)   (1,495)
  Payments for purchase of treasury
    stock...............................  (16,276)
  Proceeds from reissuance of treasury
    stock...............................   13,112       219
                                         --------  --------
     Net cash used in financing
       activities.......................  (17,111)   (9,245)
                                         --------  --------
Net increase (decrease) in cash and
 cash equivalents.......................  (63,271)   20,008
Cash and cash equivalents at beginning
 of period..............................  131,604    92,623
                                         --------  --------
Cash and cash equivalents at end of
 period................................. $ 68,333  $112,631
                                         ========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid for interest................ $    356
  Cash paid for income taxes............ $ 40,363  $ 35,233
Supplemental disclosures of non-cash
 items:
  Assets/liabilities of businesses
   transferred under
   contractual arrangements............. $ 22,000
  Purchase of minority partners'
   interest.............................    4,161

         See notes to unaudited consolidated financial statements.
                                  5 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared  by  Outback Steakhouse, Inc.(R) (the "Company") pursuant  to  the
rules   and   regulations  of  the  Securities  and  Exchange   Commission.
Accordingly, they do not include all the information and footnotes required
by   generally  accepted  accounting  principles  for  complete   financial
statements. In the opinion of the Company, all adjustments (consisting only of  normal  recurring entries) necessary for the fair presentation  of  the
Company's results of operations, financial position and cash flows for  the periods presented have been included.

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

     The December 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's
2000 Annual Report.

2.   Other Current Assets
     Other current assets consisted of the following (in thousands):

                                           June 30,  December 31,
                                               2001     2000
                                          (unaudited)
                                           --------- ------------
Deposits (including income tax deposits)..   $ 6,704  $ 1,543
Accounts receivable.......................     6,420    5,549
Accounts receivable franchisees...........     5,047    5,100
Prepaid expenses..........................    12,388    8,315
Other current assets......................     1,876    2,065
                                            --------  -------                                                         -
                                             $32,435  $22,572
                                             =======  =======









                                  6 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

3.   Property, Fixtures and Equipment, Net.
     Property, fixtures and equipment consisted of the following (in thousands):

                                        June 30,  December 31,
                                          2001       2000
                                      (unaudited)
                                       --------     --------
Land...............................    $145,798     $135,710
Buildings & building improvements..     340,425      322,078
Furniture & fixtures...............      90,489       82,347
Equipment..........................     215,308      212,713
Leasehold improvements.............     165,548      139,426
Construction in progress...........      36,454       32,360
Accumulated depreciation...........    (257,607)    (230,659)
                                       --------     --------
                                       $736,415     $693,975
                                       ========     ========


4.   Other Assets
     Other assets consisted of the following (in thousands):

                                        June 30,  December 31,
                                          2001      2000
                                        (unaudited)
                                        --------- --------
Intangible assets, net (including
  liquor licenses).................    $ 80,598     $ 77,329
Other assets.......................      30,749       39,529
Assets of business transferred
  under contractual arrangement....      15,500
Deferred license fee...............      20,500
                                        -------     --------
                                       $147,347     $116,858
                                        =======      =======


In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations (referred to in some Company literature as Outback Sports). The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,500,000 is included in "Other Assets" and the current portion of $1,500,000 is included in "Other Current Assets". The net book value of these assets was approximately $15,500,000 and was reclassified from the line item entitled
"Property, Fixtures and Equipment" to "Other Assets". The corresponding long-term liability is included in the line item entitled "Other Long Term
Liabilities". The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. See Note 7 of Notes to Unaudited Consolidated
Financial Statements.

                                  7 of 27
5.   Long-term Debt
     Long-term debt consisted of the following (in thousands):

                                          June 30,   December 31,
                                            2001       2000
                                          (unaudited)
                                          ---------  -------
Revolving line of credit, interest at
  4.47% and 7.16% at June 30, 2001
  and December 31, 2000, respectively...  $10,000    $10,000
Other notes payable, uncollateralized,
  interest rates ranging from 5.63% to
  7.99%.................................   11,111      6,623
Notes payable to corporation,
  collateralized by real estate,
  interest at 9.0%......................                  13
                                           ------    -------
                                           21,111     16,636
Less current portion....................    8,595      4,958
                                           ------    -------
Long-term debt..........................  $12,516    $11,678
                                           ======     ======

      The  Company  has an uncollateralized revolving line of  credit  that permits  borrowing  up to a maximum of $125,000,000 at rates  ranging  from
57.5  to  95.0 basis points over the 30, 60, 90 or 180 day London Interbank
Offered Rate ("LIBOR") (3.84% to 3.91% at June 30, 2001 and 6.20% to  6.56%
at  December 31, 2000). At June 30, 2001 and December 31, 2000  the  unused portion  of the revolving line of credit was $115,000,000. The line matures in December 2004.

      The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR.
Approximately $4,350,000 of the line of credit was committed for the issuance of letters of credit at June 30, 2001.

      The Company has a $10,000,000 uncollateralized line of credit to support the Company's international operations. As of June 30, 2001 and December 31, 2000, the outstanding balance was approximately $7,415,000 and $4,323,000, respectively.

      The Company is the guarantor of an uncollateralized line of credit, maturing in December 2004, that permits borrowing of up to a maximum of $35,000,000 for one of its franchisees. At June 30, 2001 and December 31,
2000, the balance on the line of credit was approximately $24,754,000 and $22,470,000, respectively.

      The Company is the guarantor of an uncollateralized line of credit, maturing December 2003, that permits borrowing of up to a maximum of $12,000,000 for one of its joint venture partners. At June 30, 2001 and December 31, 2000, the outstanding balance was approximately $9,450,000 and $6,552,000, respectively.

       The Company is the guarantor of bank loans made to certain franchisees. At June 30, 2001 and December 31, 2000, the outstanding balance on the loans was approximately $554,000 and $670,000, respectively.

                                  8 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

5.   Long-term Debt (continued)

      The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest. At June 30, 2001 and December 31, 2000, the outstanding balance was approximately $65,000,000.

      See  "Liquidity  and  Capital Resources" in  Item  2,   "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

6.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                     June 30,   December 31,
                                       2001       2000
                                   (unaudited)
                                     ---------  --------
Accrued payroll and other
  compensation...............       $17,029     $ 15,722
Accrued insurance............        12,254       11,012
Accrued property taxes.......         7,406        6,129
Other accrued expenses.......         8,846       13,403
                                     ------     --------
                                    $45,535     $ 46,266
                                     ======      =======

7.   Other Long Term Liabilities
     Other long term liabilities consisted of the following (in thousands):

                                     June 30,   December 31,
                                       2001       2000
                                   (unaudited)
                                     ---------  --------
Accrued insurance............       $ 4,000     $  4,000
Other deferred liability.....        22,000
                                     ------     --------
                                    $26,000     $  4,000
                                     ======      =======

      In  January  2001,  the Company entered into  a  ten  year  licensing agreement with an entity owned by minority interest owners of certain  non-
restaurant  operations. The licensing agreement transferred the  right  and license  to use certain assets of these non-restaurant operations.  License
fees   payable   over  the  term  of  the  agreement  total   approximately
$22,000,000.  The  Company  has  deferred  the  gain  associated  with  the transaction  until  such  time  as  the amounts  due  under  the  licensing agreement  are realized. The corresponding long-term asset is  included  in the  line  item entitled "Other Assets". See Note 4 of Notes  to  Unaudited
Consolidated Financial Statements.

                                  9 of 27



8.   Recently Issued Financial Accounting Standards
     "Business Combinations" and "Goodwill and Other Intangible Assets"

      On  June 30, 2001, the Financial Accounting Standards Board finalized
FAS  141,  "Business  Combinations",  and  FAS  142,  "Goodwill  and  Other
Intangible  Assets".  FAS 141 requires all business combinations  initiated after  June  30,  2001, to be accounted for using the  purchase  method  of
accounting.   With  the  adoption of FAS 142  effective  January  1,  2002, goodwill  is  no longer subject to amortization. Rather, goodwill  will  be subject to at least an annual assessment for impairment by applying a fair-
value-based test.  Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through  contractual or other legal rights, or if the intangible asset  can be  sold,  transferred, licensed, rented, or exchanged  regardless  of  the acquirer's intent to do so. These intangible assets will be required to  be amortized over their useful lives.

      As  of  June  30, 2001, the Company had approximately $73,500,000  of goodwill, net of accumulated amortization of $12,800,000. Adoption  of  FAS
142   effective  January  1,  2002  will  result  in  the  elimination   of
approximately   $5,400,000   of  annual  amortization,   subject   to   the
identification of separately recognized intangibles which would continue to be  amortized under the new rules. The Company is beginning the process  of performing the initial impairment testing of all goodwill and has  not  yet quantified any initial impairment charge that might result upon adoption of
FAS 142.









                                 10 of 27
                        OUTBACK STEAKHOUSE, INC.(R)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                  Three Months     Six Months
                                      Ended           Ended
                                    June 30,        June 30,
                                  --------------  --------------
                                   2001    2000    2001    2000
REVENUES                          ------  -----   ------  ------
Restaurant sales................   99.2%   99.1%   99.1%    99.2%
Other revenues..................    0.8     0.9     0.9      0.8
                                  -----  ------   -----   ------
TOTAL REVENUES..................  100.0   100.0   100.0    100.0
COSTS AND EXPENSES:
Cost of sales (1)...............   38.4    37.4    38.1     37.3
  Labor & other related (1).....   23.9    23.6    23.9     23.5
  Other restaurant operating(1).   19.8    18.6    19.7     18.9
  Depreciation & amortization...    3.1     3.0     3.1      3.0
  General & administrative......    3.8     4.1     3.8      4.0
  Income from operations of
   unconsolidated affiliates....   (0.2)   (0.1)   (0.2)    (0.1)
    Total costs and expenses....   88.2    85.8    87.6     85.9
                                  -----  ------   -----   ------
INCOME FROM OPERATIONS..........   11.8    14.2    12.4     14.1
OTHER INCOME (EXPENSE), NET.....    0.1     (*)    (0.1)    (0.1)
INTEREST INCOME.................    0.1     0.3     0.2      0.2
                                  -----  ------   -----   ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES..............   12.0    14.5    12.5     14.3
ELIMINATION OF MINORITY
  PARTNERS' INTEREST............    1.6     2.0     1.7      2.1
                                  -----  ------   -----   ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES..................   10.4    12.5    10.8     12.2
PROVISION FOR INCOME TAXES......    3.6     4.5     3.8      4.4
                                  -----  ------   -----   ------
NET INCOME......................   6.8%    8.0%    7.0%     7.8%
                                  =====  ======   =====   ======

(*)Percentages are less than 1/10 of one percent of total revenues.
(1) As a percentage of restaurant sales.


                                 11 of 27
                     Results of Operations (continued)

                                        Three Months     Six Months
                                           Ended           Ended
                                          June 30,        June 30,
                                       --------------  --------------
                                        2001    2000    2001    2000
                                       ------  ------  ------  ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned - domestic and
    international....................    $473    $430    $929    $846
  Domestic franchised and joint
    venture..........................      94      81     181     158
  International franchised and
    joint venture....................      19      19      40      35
                                       ------  ------  ------  ------
  Total..............................     586     530   1,150   1,039
                                       ------  ------  ------  ------
Carrabba's Italian Grills
  Company owned......................      50      43      98      85
  Joint venture......................      18      11      34      22
                                       ------  ------  ------  ------
  Total..............................      68      54     132     107
                                       ------  ------  ------  ------
Other restaurants
  Company owned and joint venture....      11       4      24       7
                                       ------  ------  ------  ------
System-wide total....................    $665    $588  $1,306  $1,153
                                       ======  ======  ======  ======




















                                 12 of 27

                     Results of Operations (continued)


                                                 June 30,
                                               ------------
                                               2001   2000
                                               ----  ------
Number of restaurants (at end of the period):
Outback Steakhouses
  Company owned - domestic and international..  543     495
  Domestic franchised and joint venture.......  111      99
  International franchised and joint venture..   49      34
                                                ---     ---
  Total.......................................  703     628
                                                ---     ---
Carrabba's Italian Grills
  Company owned...............................   63      58
  Joint venture...............................   25      16
                                                ---     ---
  Total.......................................   88      74
                                                ---     ---
Fleming's Prime Steakhouse and Wine Bars
  Company owned...............................    3       3
  Joint venture...............................    4
                                                ---     ---
  Total.......................................    7       3
                                                ---     ---
Roy's
  Company owned...............................    1       1
  Joint venture...............................    6
                                                ---     ---
  Total.......................................    7       1
                                                ---     ---
Zazarac
  Company owned...............................    2       1
                                                ---     ---
Lee Roy Selmon's
  Company owned...............................    1
                                                ---     ---
System-wide total.............................  808     707
                                                ===     ===












                                 13 of 27

Three months ended June 30, 2001 and 2000


      Revenues.   Total revenues increased by 11.9% to $538,844,000  during
the second quarter of 2001 as compared with $481,620,000 in the same period in  2000.  The increase was attributable to the opening of new  restaurants after  June 30, 2000, menu price increases of approximately 3.4% at Outback
Steakhouse  and approximately 4.6% at Carrabba's Italian Grills after  June
2000,  and per store revenue increases during the quarter of 0.7% and  7.0%
at  Outback  Steakhouse  and Carrabba's Italian Grills,  respectively.  The following table depicts additional activities that influenced the period to period changes in revenues:


                                        Three Months Ended
                                             June 30,
                                         ----------------
                                            2001       2000
                                       ---------  ---------
Average unit volumes (weekly):
  Outback Steakhouses..............      $67,558    $66,888
  Carrabba's Italian Grills........       61,341     57,085
Per person check averages:
  Outback Steakhouses..............       $18.28     $17.76
  Carrabba's Italian Grills........        19.36      19.32
Year to year percentage change:
  Same-store sales:
    Outback Steakhouses............         0.7%       5.6%
    Carrabba's Italian Grills......         7.0%      12.6%
  Same-store customer counts:
    Outback Steakhouses............       (2.1)%       3.5%
    Carrabba's Italian Grills......         6.8%       6.4%

      Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, increased in the second quarter of 2001 to 38.4% of restaurant sales as compared with 37.4% in the same period in 2000. The increase was attributable to commodity cost increases in beef and butter, partially offset by higher menu price and favorable produce and alcoholic beverage costs.

     Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased as a percentage of restaurant sales by 0.3% to 23.9% in the second quarter of 2001 as compared with 23.6% in the same period in 2000. The increase resulted from higher hourly wage rates, a new hourly employee bonus program and enhanced employee health insurance benefits. The increase was partially offset by higher average unit volumes at Outback Steakhouse and Carrabba's
Italian Grills.

                                 14 of 27

      Other  restaurant  operating expenses include  all  other  unit-level operating  costs,  the  major components of which are  operating  supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs,  and other occupancy costs. A substantial portion of these  expenses are  fixed  or  indirectly  variable. These  costs  increased  by  1.2%  of restaurant  sales to 19.8% in the second quarter of 2001, as compared  with
18.6%  in the same period in 2000. The increase was attributable to  higher natural  gas  prices  and expenses associated with opening  new  restaurant formats.  The  increase  was  also  attributable  to  an  increase  in  the proportion  of  new  format  restaurants (Fleming's,  Roy's,  Selmon's  and
Zazarac)  and  international Outback Steakhouses in  operation  which  have
higher   average  restaurant  operating  expenses  than  domestic   Outback
Steakhouses  and  Carrabba's  Italian Grills. The  increase  was  partially offset  by  lower advertising expense and higher average unit  volumes  for both  Outback  Steakhouse and Carrabba's Italian Grills which  reduced  the fixed and indirectly variable costs as a percentage of restaurant sales.

      Depreciation  and  amortization costs  increased  by  0.1%  of  total revenues  to 3.1% in the second quarter of 2001, as compared with  3.0%  in the  same  period in 2000. The increase resulted primarily from  additional depreciation  related to new unit development, "Take-away" room  additions, new  restaurant formats which have higher average construction  costs  than
Outback   Steakhouse   and  Carrabba's  Italian   Grills   and   additional
amortization  of  goodwill  associated  with  the  purchase  of   ownership
interests from area operating partners.

      General and administrative costs increased by $774,000 to $20,478,000 in  the  second quarter of 2001 compared with $19,704,000 during  the  same period  in  2000.  This  increase resulted  from  an  increase  in  overall administrative  costs  associated with operating  additional  domestic  and
international   Outback Steakhouses, Carrabba's Italian  Grills,  Fleming's
Prime  Steakhouses  and  Roy's  as  well  as  costs  associated  with   the
development of new restaurant formats and other affiliated businesses.

      Income  from  operations of unconsolidated affiliates represents  the
Company's  portion  of the income from Outback Steakhouses  and  Carrabba's
Italian  Grills  operated as development joint ventures.  Income  from  the development joint ventures was $977,000 during the second quarter  of  2001 as  compared with income of $702,000 during the same period in  2000.  This increase  was  attributable to additional stores operating  as  development joint  ventures in the second quarter of 2001 and to an increase in average unit volumes.

      Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations decreased by $4,481,000, to $63,720,000, in the second quarter of 2001 as compared with $68,201,000 in the same period in 2000.

      Other income (expense), net. Other income (expense) includes the  net of  revenues and expenses from non-restaurant operations. Net other  income was $275,000 during the second quarter of 2001 as compared with net expense of  $34,000  in  the same period in 2000. The improvement in  other  income
resulted   from   the  elimination  of  the  Company's  interest in Outback
Sports and increased  event revenues associated  with  other non-restaurant operations during the second quarter of 2001.
                                 15 of 27

      Interest income (expense), net. Interest income was $772,000 during the second quarter of 2001 as compared with interest income of $1,477,000 in the same period in 2000. The period to period change in interest income resulted from lower average cash balances and lower interest rates on short term investments during the second quarter of 2001 compared with the same period in 2000.

      Elimination of minority partners' interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants. As a percentage of revenues, these allocations were 1.6% and 2.0% during the quarters ended
June 30, 2001 and 2000 respectively. The decrease in the ratio is the result of the purchase of minority interests in 52 restaurants from area operating partners after June 30, 2000 and the decrease in overall restaurant operating margins.

      Provision for income taxes. The provision for income taxes in the second quarter of both 2001 and 2000 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.0% during the second quarter of 2001 and the effective income tax rate was 36.3% during the second quarter of 2000. The decrease in the effective tax rate resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tip credits the Company was able to utilize in the second quarter of 2001.

      Net income and earnings per share. Net income for the second quarter of 2001 was $36,546,000 as compared with $38,298,000 in the same period in 2000. Basic earnings per share decreased to $0.48 during the second quarter of 2001 as compared with $0.49 for the same period in 2000. Diluted earnings per share decreased to $0.47 during the second quarter of 2001 as compared with $0.48 for the same period in 2000.



















                                 16 of 27
Six months ended June 30, 2001 and 2000

      Revenues. Total revenues increased by 12.0% to $1,060,097,000 during the first half of 2001 as compared with $946,417,000 in the same period in 2000. The increase was primarily attributable to the opening of new restaurants after June 30, 2000, menu price increases of approximately 3.4% at Outback Steakhouse and approximately 4.6% at Carrabba's Italian Grills and same store revenue increases during the first half of 2001 of 1.5% and 6.9% for Outback Steakhouse and Carrabba's Italian Grills, respectively.
The following table depicts additional activities that influenced the period to period changes in revenues:

                                   Six Months Ended
                                       June 30,
                                   ----------------
                                    2001     2000
                                   -------  -------
Average unit volumes(weekly):
  Outback Steakhouses...........   $67,645  $66,193
  Carrabba's Italian Grills.....    61,642   56,829
Per person check averages:
  Outback Steakhouses...........    $18.46   $17.89
  Carrabba's Italian Grills.....     19.61    19.35
Year to year percentage change:
  Same-store sales:
     Outback Steakhouses........      1.5%     5.8%
     Carrabba's Italian Grills..      6.9%    11.5%
  Same-store customer counts:
     Outback Steakhouses........    (1.4)%     3.9%
     Carrabba's Italian Grills..      5.5%     6.4%

     Costs and expenses. Cost of sales as a percentage of restaurant sales, increased by 0.8% to 38.1% in the first half of 2001 as compared with 37.3% in the same period in 2000. The increase was attributable to increases in beef and butter costs partially offset by higher menu prices.

      Labor and other related expenses increased as a percentage of restaurant sales by 0.4% to 23.9% in the first half of 2001 as compared with 23.5% in the same period in 2000. The increase resulted from higher hourly wage rates resulting from a competitive labor market, a new hourly employee bonus program and enhanced employee health insurance benefits. The increase was partially offset by higher unit volumes at Outback Steakhouse and Carrabba's Italian Grills.

      Other restaurant operating expenses increased by 0.8% of restaurant sales to 19.7% in the first half of 2001 as compared with 18.9% in the same period in 2000. The increase was attributable to higher natural gas prices and expense associated with opening new restaurant formats. The increase was also attributable to an increase in the proportion of new format restaurants (Fleming's, Roy's, Selmon's and Zazarac) and international
Outback Steakhouses in operation, which have higher average restaurant operating expenses than domestic Outback Steakhouses and Carrabba's Italian
Grills. The increase was partially offset by lower advertising expense and higher average unit volumes for both Outback Steakhouse and Carrabba's
Italian Grills, which reduced the fixed and indirectly variable costs as a percentage of restaurant sales.
                                 17 of 27

      Depreciation  and  amortization costs  increased  by  0.1%  of  total revenues to 3.1% in the second half of 2001, as compared with 3.0%  in  the same  period  in  2000.  The  increase resulted primarily  from  additional depreciation  related to new unit development, "Take-away" room  additions, new  restaurant formats, which have higher average construction costs  than
Outback   Steakhouse   and  Carrabba's  Italian   Grills   and   additional
amortization  of  goodwill  associated  with  the  purchase  of   ownership
interests from area operating partners.

       General   and  administrative  costs  increased  by  $1,978,000   to
$40,111,000  during the first half of 2001 as compared to with  $38,133,000 during the same period in 2000. This increase resulted from an increase  in overall  administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's
Prime  Steakhouses  and  Roy's  as  well  as  costs  associated  with   the
development of new restaurants and other affiliated businesses.

      Income from operations of unconsolidated affiliates was $1,978,000 in the first six months of 2001 as compared with income of $1,069,000 in the same period in 2000. This increase was attributable to additional stores operating as development joint ventures in the first half of 2000 and to an increase in average unit volumes.

      Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations decreased by $2,355,000, to $131,116,000 in the first half of 2001 as compared with $133,471,000 in the same period in 2000.

      Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $589,000 during the first six months of 2001 as compared with net other expense of $627,000 in the same period in 2000. The decrease in the net expense resulted from the elimination of the Company's interest in Outback
Sports and increased revenues in the first six months associated with other non-restaurant operations.

      Interest income (expense), net. Interest income was $1,994,000 during the first six months of 2001 as compared with interest income of $2,300,000 in the same period in 2000. The decrease in interest income resulted from lower average cash balances and lower interest rates on short term investments during the first six months of 2001 compared with the same period in 2000.

       Elimination   of   minority   interests.    As   a   percentage   of
revenues, these allocations were 1.7% and 2.1% during the six months  ended
June  30,  2001 and 2000, respectively. The decrease in this ratio  is  the result  of  the purchase of minority interests in 52 restaurants from  area operating  partners  after  June  30, 2000  and  the  decrease  in  overall restaurant operating margins.

                                 18 of 27

      Provision for income taxes. The provision for income taxes in the first half of both 2001 and 2000 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the first six months of 2001 and the effective income tax rate was 36.0% during the first six months of 2000. The decrease in the effective tax rate resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tip credits the Company was able to utilize in the first six months of 2001.

      Net income and earnings per common share. Net income for the first half of 2001 was $74,433,000 as compared with pro forma net income of $74,064,000 in the same period in 2000. Basic earnings per share increased to $0.97 during the first half of 2001, as compared with $0.95 in the same period in 2000. Diluted earnings per share increased to $0.95 during the first half of 2001, as compared with $0.93 in the same period in 2000.
























                                 19 of 27
Liquidity and Capital Resources
     The  following  table presents a summary of the Company's  cash  flows
from   operating,  investing  and  financing  activities  for  the  periods indicated (in thousands).
                           Year Ended     Six Months Ended
                          December 31,   June 30,   June 30,
                               2000        2001      2000
                             ---------   --------  ---------
Net cash provided by
 operating activities........ $239,546    $ 56,820    $91,792
Net cash used in investing
 activities.................. (145,819)   (102,980)   (62,539)
Net cash used in financing
 activities..................  (54,746)    (17,111)    (9,245)
                              --------    --------    -------
Net increase (decrease) in
 cash and cash equivalents...  $38,981    $(63,271)   $20,008                   $          $         $
                              ========    ========    =======

      The  Company requires capital principally for the development of  new
Company owned and joint venture restaurants. Capital expenditures totaled approximately $139,893,000 for year ended December 31, 2000 and $86,675,000 and $59,394,000 during the first six months of 2001 and 2000, respectively.
The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be open in 2001 will be free-standing units.

      The Company has formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. During the second quarter of 2001, the Company purchased three Outback Steakhouses in Puerto Rico and will also develop future Company owned Outback Steakhouses in Puerto Rico. The
Company is also developing Company owned restaurants internationally in the Philippines and Korea. In 1999, the Company entered into agreements to develop and operate Roy's Restaurants and Fleming's Prime Steakhouse and Wine Bars. Under the Fleming's agreement, the Company has committed to the first $13,000,000 of future development costs, of which approximately
$10,368,000 has been incurred spent as of June 30, 2001.

     At June 30, 2001, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $4,350,000 is committed for the issuance of letters of credit. The Company also guarantees $554,000 in loans made by banks to certain franchisees. As of June 30, 2001, the Company had drawn $10,000,000 on the revolving line of credit to finance the development of new restaurants. The Company expects that its capital requirements through the end of 2001 will be met by cash flows from operations and, to the extent needed, advances on its line of credit. See
Note 5 of Notes to Unaudited Consolidated Financial Statements.

      The Company has a $10,000,000 uncollateralized line of credit to support the Company's international operations. As of June 30, 2001, the outstanding balance was approximately $7,415,000.

      The  Company is the guarantor of an uncollateralized line  of  credit that  permits  borrowing  of up to a maximum of  $35,000,000,  maturing  in
December  2004, for one of its franchisees. At June 30, 2001  and  December
31,  2000,  the balance on the line of credit was approximately $24,754,000
and   $22,470,000,  respectively.  See  Note  5  of  Notes   to   Unaudited
Consolidated Financial Statements.   20 of 27

      The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $12,000,000, maturing December
2003, for one of its joint venture partners. At June 30, 2001, the outstanding balance was approximately $9,450,000.

      The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.2% equity interest. At June 30, 2001 the outstanding balance on the note was approximately $65,000,000.

      On July 26, 2000, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of the Company's Common Stock.
The timing, price, quantity and manner of the purchases will be made at the discretion of management and will depend upon market conditions. In addition, the Board of Directors also authorized a program to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises. The Company will fund the repurchase program with available cash and bank credit facilities. As of June 30, 2001, the Company has repurchased approximately 2,641,000 shares of its Common Stock for approximately $64,891,000 under the repurchase program.

OTHER

      See  Notes  4  and  7  of  Notes to Unaudited Consolidated  Financial
Statements for discussion of the Company's $22,000,000 licensing agreement for use of the assets of some of its non-restaurant operations.

OUTLOOK

     The following discussion of the Company's future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements that represent the Company's expectations or belief concerning future events and may be identified by words such as "believes," "anticipates," "expects," "plans,"
"should" and similar expressions. The Company's forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in forward-looking statements in the section entitled "Cautionary
Statement" below.

      In the Outlook portion of Management's Discussion and Analysis of financial Condition and Results of Operations in its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December
31, 2000, the Company provided guidance on the outlook for its businesses in 2001 and factors that may affect the Company's financial results. During the three months and six months ended June 30, 2001, the Company noted factors affecting revenue trends. The Company's previous price increase guidance remains unchanged; however, due to a weaker than expected economy, customer count trends have weakened relative to trends noted in the Form
10-K. To the extent to which customer count trends remain weak, the Company's revenues and operating results may be affected for the remainder of 2001. During the quarter ended and six months ended June 30, 2001, the Company incurred higher Restaurant Operating Expenses and Cost of Sales as a result of higher natural gas and dairy prices, respectively, than paid during the comparable period in 2000 and than anticipated in the Company's comments discussed above. To the extent to which the prices of these commodities remain at current levels, the Company's operating results may be affected for the remainder of 2001.
                                 21 of 27

Expansion Strategy.

      The Company's goal is to add new restaurants to the Outback system during the remainder of 2001. The following table presents a summary of the expected restaurant openings for the full year 2001:

       Outback Steakhouses - Domestic
        Company owned                       35 to 40
        Franchised or joint venture         10 to 12
       Outback Steakhouses - International
        Company owned                       10 to 12
        Franchised or joint venture         16 to 18
       Carrabba's Italian Grills
        Company owned                        8 to 10
        Joint venture                       10 to 12
       Fleming's Prime Steakhouse and
        Wine Bars
        Company owned                          0
        Joint venture                        5 to 6
       Roy's
        Company owned                          0
        Joint venture                        6 to 8
       Zazarac
        Company owned                          1
       Selmon's
        Company owned                          0
       Cheeseburger in Paradise
        Joint venture                          0





















                                 22 of 27
Cautionary Statement

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

(iii)     The Company's ability to expand is dependent upon various factors such  as  the  availability of attractive sites for  new  restaurants, ability to obtain appropriate real estate  sites as acceptable prices;
     ability  to obtain all governmental permits including zoning approvals
     and   liquor   licenses  on  a  timely  basis,  impact  of  government
     moratoriums  or approval processes, which could result in  significant
     delays,   ability   to   obtain   all   necessary   contractors    and
     subcontractors,  union activities such as picketing and  hand  billing that  could  delay  construction, the ability to  generate  or  borrow funds,  the ability to negotiate suitable lease terms, and the ability to recruit and train skilled management and restaurant employees;

(iv) Price and availability of commodities, including, but not limited to, such items as beef, chicken, shrimp, pork, dairy, potatoes and onions are subject to fluctuation and could increase or decrease more than the Company expects; and/or

(v)  Weather  and acts of God could result in construction delays and  also
     adversely   affect  the  results  of  one  or  more  stores   for   an
     indeterminate amount of time.

                                 23 of 27
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

       The Company's exposure to interest rate risk relates to its $140,000,000 revolving lines of credit with its banks. Borrowings under the agreement bear interest at rates ranging from 50 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At June 30, 2001 and
December 31, 2000, the Company had a $10,000,000 outstanding balance on the lines of credit.

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




















                                 24 of 27
                        OUTBACK STEAKHOUSE, INC.(R)
                        PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held an Annual Meeting of Stockholders on Wednesday, April
25, 2001. The matters submitted for vote and the related election results are as follows:

1. To elect four directors each to serve for a three year term and until his or her successor is duly elected and qualified. The results of proxies voted for the election of the directors are as follows:

     Name of       Votes     % of    Votes    % of    Exceptions   % of
  Nominee/Director  For   Eligible Withheld Eligible            Eligible
  -------------   -------  -------  -------  -------  --------  ------
Paul Avery      69,257,562 90.28%  1,193,222   1.56%         0   0.00%
John Brabson    69,256,078 90.28%  1,194,706   1.56%         0   0.00%
Charles Bridges 69,218,174 90.23%  1,232,610   1.61%         0   0.00%
Tim Gannon      69,259,060 90.28%  1,191,724   1.55%         0   0.00%
LeeRoy Selmon   68,989,152 89.93%  1,461,632   1.91%         0   0.00%


Eligible            76,712,574

2. To transact such other business as may properly come before the meeting. The results of proxies voted are as follows:


                                        % of
                                      Eligible
                                       -------
               For         41,814,042    54.51%
               Against     20,042,144    26.13%
               Abstain      8,594,598    11.20%
                           ----------  --------
               Total       70,450,784    91.84%
                           ==========  ========









                                 25 of 27


Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
          None


    (b)  Reports on Form 8-K
          The Company filed a report on Form 8-K with the Securities and Exchange Commission dated June 25, 2001.


































                                 26 of 27
                                SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                            OUTBACK STEAKHOUSE, INC. (R)
Date:  August 14, 2001.     (Registrant)
       ---------------
                            By:  /s/ Robert S. Merritt
                                 --------------------------
                                 Robert S. Merritt
                                 Senior Vice President,
                                 Finance (Principal Financial
                                 and Accounting Officer



















                                 27 of 27
