Form 10-Q
period 2001-09-30
OUTBACK STEAKHOUSE INC
filed 2001-11-14
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           _______________

                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2001
                               or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ______________________ to
    ______________________

Commission File Number: 1-15935


                    OUTBACK STEAKHOUSE, INC.(R)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 9, 2001, there were approximately 76,524,690 shares of Common Stock, $.01 par value outstanding.

                           1 of 28

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



                            2 of 28

                    OUTBACK STEAKHOUSE, INC.(R)
                   CONSOLIDATED BALANCE SHEETS
                        (in thousands)
                                         September 30,   December 31,
                                               2001         2000
ASSETS                                     (unaudited)
CURRENT ASSETS                    	---------------	---------------
        Cash and cash equivalents...    $  67,513       $  131,604
        Inventories.................       31,716           27,871
        Other current assets........       27,565           22,572
                                        --------------- ---------------
        Total current assets........      126,794          182,047
PROPERTY, FIXTURES AND EQUIPMENT, NET     776,298          693,975
INVESTMENTS IN AND ADVANCES TO
        UNCONSOLIDATED AFFILIATES, NET     41,666           29,655
OTHER ASSETS........................      150,009          116,858
                                        --------------- ---------------
                                       $1,094,767       $1,022,535
LIABILITIES AND STOCKHOLDERS' EQUITY    =============== ===============
CURRENT LIABILITIES
        Accounts payable............    $  30,804       $   37,162
        Sales taxes payable.........       10,979           11,580
        Accrued expenses............       56,693           46,266
        Unearned revenue............        9,227           54,458
        Income taxes payable........                        13,621
        Current portion of
          long-term debt............       10,993            4,958
                                        --------------- ---------------
        Total current liabilities...      118,696          168,045
DEFERRED INCOME TAXES...............       15,504           14,382
LONG-TERM DEBT......................       12,826           11,678
OTHER LONG-TERM LIABILITIES.........       24,875            4,000
                                        --------------- ---------------
        Total liabilities...........      171,901          198,105
INTEREST OF MINORITY PARTNERS IN        --------------- ---------------
        CONSOLIDATED PARTNERSHIPS...       19,251           16,840
STOCKHOLDERS' EQUITY                    --------------- ---------------
        Common stock, $0.01 par value,
        200,000 shares authorized; 78,514
        and 78,514 shares issued; and 76,610
        and 76,632 outstanding as of
        September 30, 2001 and
        December 31, 2000, respectively       785              785
        Additional paid-in capital..      218,124          214,541
        Retained earnings...........      731,658          638,383
                                        --------------- ---------------
                                          950,567          853,709
        Less treasury stock, 1,904 shares
        and 1,882 shares at September 30,
        2001 and December 31, 2000,
        respectively, at cost.......      (46,952)         (46,119)
                                        --------------- ---------------
        Total stockholders' equity..      903,615          807,590
                                        --------------- ---------------
                                      $ 1,094,767      $ 1,022,535
                                        =============== ===============
See notes to unaudited consolidated financial statements.
                           3 of 28
                   OUTBACK STEAKHOUSE, INC.(R)
                  CONSOLIDATED STATEMENTS OF INCOME
            (in thousands except per share data, unaudited)

                                     Three Months Ended  Nine Months Ended
                                      September 30,        September 30,
                                        2001      2000       2001     2000
REVENUES                           ---------- ---------  ----------  ----------
 Restaurant sales................  $ 524,360  $ 480,239  $1,575,323  $1,418,630
 Other revenues..................      4,685      4,863      13,819      12,889
                                   ---------  ---------  ----------  ----------
TOTAL REVENUES ..................    529,045    485,102   1,589,142   1,431,519
COSTS AND EXPENSES:                ---------  ---------  ----------  ----------
  Cost of sales..................    205,339    184,918     605,807     535,389
  Labor & other related..........    127,114    115,570     378,014     335,953
  Other restaurant operating.....    107,122     91,986     313,813     268,987
  Depreciation & amortization....     17,529     14,436      50,318      42,463
  General & administrative.......     18,835     18,306      58,575      56,439
  Provision for impaired assets
     and restaurant closings.....      2,047                  2,047
  Contribution for "Dine Out for
     America"....................      7,000                  7,000
  Income from operations of
     unconsolidated  affiliates..     (1,108)      (697)     (3,086)     (1,766)
                                   ---------  ---------  ----------  ----------
        Total costs and expenses.    483,878    424,519   1,412,488   1,237,465
INCOME FROM OPERATIONS...........     45,167     60,583     176,654     194,054
OTHER INCOME (EXPENSE), NET......       (608)       631      (1,568)          4
INTEREST INCOME (EXPENSE), NET...        885      1,223       2,879       3,523
INCOME BEFORE ELIMINATION OF       ---------  ---------  ----------  ----------
	MINORITY PARTNERS' INTEREST
        AND INCOME TAXES.........     45,444     62,437     177,965     197,581
ELIMINATION OF MINORITY PARTNERS'
        INTEREST.................      6,246      7,933      23,902      27,350
                                   ---------  ---------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME
        TAXES....................     39,198     54,504     154,063     170,231
PROVISION FOR INCOME TAXES.......     13,798     19,121      54,230      60,784
                                   ---------  ---------  ----------  ----------
NET INCOME.......................  $  25,400  $  35,383  $   99,833  $  109,447
                                   =========  =========  ==========  ==========
BASIC EARNINGS PER COMMON SHARE..  $    0.33  $    0.46  $     1.30  $     1.41
BASIC WEIGHTED AVERAGE NUMBER OF   =========  =========  ==========  ==========
        COMMON SHARES OUTSTANDING     76,786     77,629      76,622      77,743
                                   =========  =========  ==========  ==========
DILUTED EARNINGS PER COMMON SHARE  $    0.32  $    0.45  $     1.28  $     1.38
DILUTED WEIGHTED AVERAGE NUMBER OF =========  =========  ==========  ==========
        COMMON SHARES OUTSTANDING     78,524     79,036      78,182      79,593
                                   =========  =========  ==========  ==========

See notes to unaudited consolidated financial statements.
                           4 of 28

                 OUTBACK STEAKHOUSE, INC.(R)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, unaudited)

                                          Nine Months Ended
                                            September 30,
                                           2001       2000
Cash flows from operating activities:     --------   --------
Net income.............................   $ 99,833 $ 109,447
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation.........................     45,528    38,745
  Amortization.........................      4,790     3,718
  Provision for impaired assets and
  restaurant closings..................      2,047
  Minority partners' interest in
     consolidated partnerships' income.     23,902    27,350
  Income from unconsolidated affiliates     (3,086)   (1,766)
  Change in assets and liabilities:
     (Increase) decrease in inventories     (3,845)    3,931
     (Increase) decrease in other
       current assets..................     (3,493)      132
     Decrease (increase) in other assets     1,288   (19,638)
     Increase in accounts payable,
       sales taxes payable, and accrued
       expenses........................      2,647     8,116
     Decrease in unearned revenue......    (45,231)  (35,468)
     (Decrease) increase in income
       taxes payable...................    (13,621)    3,769
     Increase in deferred income taxes.      1,122     5,780
     Decrease in other long-term
       liabilities.....................     (1,125)     (500)
                                          --------  --------
     Net cash provided by operating
       activities.....................     110,756   143,616
                                          --------  --------
Cash flows used in investing activities:
  Capital expenditures................    (143,645)  (96,762)
  Change in investments in and advances to
     unconsolidated affiliates........      (8,925)   (7,858)
                                          --------  --------
     Net cash used in investing
       activities.....................    (152,570) (104,620)
Cash flows from financing activities:     --------  --------
  Proceeds from issuance of common stock               9,944
  Proceeds from issuance of long-term debt  16,758    10,000
  Proceeds from minority partners'
    contributions.....................       5,781     1,000
  Distributions to minority partners..     (27,272)  (28,755)
  Repayments of long-term debt........      (9,575)   (1,579)
  Payments for purchase of treasury
    stock.............................     (23,313)  (34,107)
  Proceeds from reissuance of treasury
    stock.............................      15,344       219
                                          --------  --------
     Net cash used in financing
       activities.....................     (22,277)  (43,278)
                                          --------  --------
Net (decrease) in cash and cash
  equivalents.........................     (64,091)   (4,282)
Cash and cash equivalents at beginning
  of period...........................     131,604    92,623
                                          --------  --------
Cash and cash equivalents at end of
  period..............................    $ 67,513  $ 88,341
                                           =======   =======
Supplemental disclosures of cash flow
  information:
  Cash paid for interest..............    $    582  $     30
  Cash paid for income taxes..........    $ 69,598  $ 45,548
Supplemental disclosures of non-cash
  items:
  Assets/liabilities of businesses
    transferred under
    contractual arrangements..........    $ 22,000
  Purchase of minority partners'
    interest..........................    $  4,161  $  3,760

See notes to unaudited consolidated financial statements.
                        5 of 28
                OUTBACK STEAKHOUSE, INC.(R)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
1. Basis of Presentation

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

2.	Other Current Assets
	Other current assets consisted of the following (in thousands):

                                  September 30,   December 31,
                                       2001         2000
                                    (unaudited)
                                     ---------   ----------
Deposits (including income tax
  deposits).......................     $   4,452  $   1,543
Accounts receivable...............         5,889      5,549
Accounts receivable franchisees...         4,479      5,100
Prepaid expenses..................         9,832      8,315
Other current assets..............         2,913      2,065
                                     ----------- ----------
                                      $   27,565 $   22,572
                                         =======  =========


                            6 of 28
                  OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

3.	Property, Fixtures and Equipment, Net
	Property, fixtures and equipment consisted of the following (in thousands):

                              September 30,     December 31,
                                   2001           2000
                               (unaudited)
                                ----------    ------------
Land......................      $ 153,533          $ 135,710
Buildings & building
  improvements............        362,639            322,078
Furniture & fixtures......         94,273             82,347
Equipment.................        224,210            212,713
Leasehold improvements....        175,856            139,426
Construction in progress..         38,691             32,360
Accumulated depreciation..       (272,904)          (230,659)
                               ----------      -------------
                                $ 776,298          $ 693,975
                                  =======            =======
4.	Other Assets
	Other assets consisted of the following (in thousands):

                                  September 30,   December 31,
                                         2001         2000
                                      (unaudited)
                                     ------------  ----------
Intangible assets, net (including
  liquor licenses)...............      $ 81,702       $ 77,329
Other assets.....................        33,432         39,529
Assets of business transferred under
  contractual arrangement........        15,500
Deferred license fee.............        19,375
                                      ---------       --------
                                      $ 150,009       $116,858
                                        =======        =======

In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations (referred to in some Company literature as Outback Sports). The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000, of which $20,875,000 is outstanding and consists of $19,375,000 included in "Other Assets" and the current portion of $1,500,000 included in "Other Current Assets". The net book value of these assets was approximately $15,500,000 and was reclassified from the line item entitled "Property, Fixtures and Equipment" to "Other Assets". The corresponding long-term liability is included in the line item entitled "Other Long Term Liabilities". The
Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. See Note 7 of Notes to Unaudited Consolidated
Financial Statements.   7 of 28
                   OUTBACK STEAKHOUSE, INC.(R)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)
5.	Long-term Debt
	Long-term debt consisted of the following (in thousands):

                                     September 30,     December 31,
                                            2001          2000
                                         (unaudited)
                                        ------------   ----------
Revolving line of credit, interest at
  3.67% and 7.16% at September 30, 2001
  and December 31, 2000, respectively.... $ 10,000       $ 10,000
Other notes payable, uncollateralized,
  Interest rates ranging from 5.63% to
  7.99%..................................   13,819          6,623
Notes payable to corporation,
  collateralized
  by real estate, interest at 9.0%.......                      13
                                         ---------     ----------
                                            23,819         16,636
Less current portion.....................   10,993          4,958
                                         ---------     ----------
Long-term debt........................... $ 12,826       $ 11,678
                                           =======         ======

	The Company has an uncollateralized revolving line of credit that permits borrowing up to a maximum of $125,000,000 at rates ranging from 57.5 to 95.0 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate ("LIBOR") (2.55% to 2.66% at September 30, 2001 and 6.20% to 6.56% at December 31,
2000). At September 30, 2001 and December 31, 2000 the unused portion of the revolving line of credit was $115,000,000. The line matures in December 2004.

	The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $4,350,000 and $3,110,000 of the line of credit was committed for the issuance of letters of credit at September 30, 2001 and December 31, 2000, respectively. The remaining $10,650,000 is available to the Company.

	The Company has a $10,000,000 uncollateralized line of credit to support the Company's international operations. As of September 30, 2001 and December 31, 2000, the outstanding balance was approximately $9,640,000 and $4,323,000, respectively.

	The Company is the guarantor of an uncollateralized line of credit, maturing in December 2004, that permits borrowing of up to a maximum of $35,000,000 for one of its franchisees. At
September 30, 2001 and December 31, 2000, the balance on the line of credit was approximately $24,754,000 and $22,470,000, respectively.

	The Company is the guarantor of an uncollateralized line of credit, maturing December 2003, that permits borrowing of up to a maximum of $12,000,000 for one of its joint venture partners.
At September 30, 2001 and December 31, 2000, the outstanding balance was approximately $12,000,000 and $6,552,000, respectively.

	The Company is the guarantor of bank loans made to certain franchisees. At September 30, 2001 and December 31, 2000, the outstanding balance on the loans was approximately $491,000 and $670,000, respectively.
                            8 of 28
                  OUTBACK STEAKHOUSE, INC.(R)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

5.	Long-term Debt (continued)

	The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest. At September 30, 2001 and December 31, 2000, the outstanding balance on the note was approximately $68,000,000 and $65,000,000, respectively.

	See "Liquidity and Capital Resources" in Item 2,
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."

6.	Accrued Expenses
	Accrued expenses consisted of the following (in thousands):

                                 September 30,   December 31,
                                    2001            2000
                                 (unaudited)
                                  ---------      --------
Accrued payroll and other
  compensation..............       $ 15,587     $ 15,722
Accrued insurance...........         12,203       11,012
Accrued property taxes......          8,334        6,129
Other accrued expenses......         20,569       13,403
                                     ------      -------
                                   $ 56,693     $ 46,266
                                     ======      =======

7. 	Other Long Term Liabilities
	Other long term liabilities consisted of the following (in thousands):

                         September 30,     December 31,
                              2001             2000
                          (unaudited)
                        ----------------  --------------
Accrued insurance.........  $   4,000           $  4,000
Other deferred liability..     20,875
                          -----------        -----------
                            $  24,875           $  4,000
                              =======            =======

	In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,875,000 is outstanding. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. The corresponding long-term asset is included in the line item entitled "Other Assets". See Note 4 of Notes to Unaudited Consolidated Financial Statements.
                          9 of 28
                OUTBACK STEAKHOUSE, INC.(R)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)

8.	Recently Issued Financial Accounting Standards
	"Business Combinations" and "Goodwill and Other Intangible Assets"

	On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, "Business Combinations", and FAS 142,
"Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.

	As of September 30, 2001, the Company had approximately
$74,000,000 of goodwill, of which is net of accumulated amortization of $14,400,000. Adoption of FAS 142 effective
January 1, 2002 is estimated to result in the elimination of approximately $5,000,000 to $5,500,000 of annual amortization, subject to the identification of separately recognized intangibles which would continue to be amortized under the new rules. The Company is beginning the process of performing the initial impairment testing of all goodwill and has not yet quantified any initial impairment charge that might result upon adoption of FAS 142.

9. Subsequent Events

	On September 26, 2001, the Company announced that it was participating in a fund raising event on October 11, 2001, with 100% of that day's sales proceeds benefiting the victims and families of the victims of the terrorist attacks of September 11, 2001. On October 11, 2001, the Company participated in the "Dine Out for America" event and the Company's sales for that day were approximately $7,000,000. The Company has recorded a pretax charge to earnings of $7,000,000 for the three and nine month periods ended September 30, 2001.

	Subsequent to September 30, 2001, the Company entered into an agreement to develop and operate Bonefish Grill restaurants. Under the terms of the Bonefish Grill agreement, the Company purchased the system for approximately $1,500,000. In addition, the interest in three existing Bonefish Grills is being contributed to the partnership and in exchange the Company will contribute the first $7,500,000 of future development costs.

                        10 of 28
                OUTBACK STEAKHOUSE, INC.(R)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	The following table sets forth, for the periods indicated,
(i) the percentages which the items in the Company's
Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                Three Months     Nine Months
                                    Ended           Ended
                                September 30,   September 30,
                               --------------  --------------
                                2001    2000    2001    2000
REVENUES                       ------  -----   ------  ------
Restaurant sales............    99.1%   99.0%   99.1%    99.1%
Other revenues..............      0.9     1.0     0.9      0.9
                                -----  ------   -----   ------
TOTAL REVENUES..............    100.0   100.0   100.0    100.0
COSTS AND EXPENSES:
Cost of sales (1)...........     39.2    38.5    38.5     37.7
  Labor & other related (1).     24.2    24.1    24.0     23.7
  Other restaurant operating (1) 20.4    19.2    19.9     19.0
  Depreciation & amortization     3.3     3.0     3.2      3.0
  General & administrative..      3.6     3.8     3.7      3.9
  Provision for impaired assets
    and restaurant closings.      0.4             0.1
  Contribution for "Dine Out
    for America"............      1.3             0.4
  Income from operations of
   unconsolidated affiliates     (0.2)   (0.1)   (0.2)    (0.1)
     Total costs and expenses    91.5    87.5    88.9     86.4
                                -----  ------   -----   ------
INCOME FROM OPERATIONS......      8.5    12.5    11.1     13.6
OTHER INCOME (EXPENSE), NET.     (0.1)    0.1    (0.1)       *
INTEREST INCOME.............      0.2     0.3     0.2      0.2
                                -----  ------   -----   ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES..........      8.6    12.9    11.2     13.8
ELIMINATION OF MINORITY
 PARTNERS' INTEREST.........      1.2     1.6     1.5      1.9
                                -----  ------   -----   ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES..............      7.4    11.2     9.7     11.9
PROVISION FOR INCOME TAXES..      2.6     3.9     3.4      4.3
                                -----  ------   -----   ------
NET INCOME..................     4.8%    7.3%    6.3%     7.6%
                                =====  ======   =====   ======

(*)Percentages are less than 1/10 of one percent of total revenues.
(1) As a percentage of restaurant sales.
                        11 of 28
Results of Operations (continued)

                                   Three Months    Nine Months
                                      Ended           Ended
                                  September 30,   September 30,
                                  --------------  --------------
                                   2001    2000    2001    2000
                                  ------  ------  ------  ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned and consolidated
    affiliates...............       $461    $432  $1,390  $1,278
  Domestic franchised and joint
    venture..................         91      81     272     239
  International franchised and
    joint venture............         21      19      61      54
                                  ------  ------  ------  ------
  Total......................        573     532   1,723   1,571
                                  ------  ------  ------  ------
Carrabba's Italian Grills
  Company owned and consolidated
    affiliates...............         51      42     149     127
  Joint venture..............         18      13      52      35
                                  ------  ------  ------  ------
  Total......................         69      55     201     162
                                  ------  ------  ------  ------
Other restaurants
  Company owned and consolidated
    affiliates...............         12       6      36      13
  Joint venture..............          1               1
                                  ------  ------  ------  ------
  Total......................         13       6      37      13
                                  ------  ------  ------  ------
System-wide total............       $655    $593  $1,961  $1,746
                                  ======  ======  ======  ======

                        12 of 28
Results of Operations (continued)
                                                September 30,
                                               ------------
                                               2001   2000
                                               ----  ------
Number of restaurants (at end of the period):
Outback Steakhouses
  Company owned and consolidated affiliates..   556     508
  Domestic franchised and joint venture......   111     101
  International franchised and joint venture.    47      37
                                                ---     ---
  Total......................................   714     646
                                                ---     ---
Carrabba's Italian Grills
  Company owned and consolidated affiliates..    70      60
  Joint venture..............................    24      18
                                                ---     ---
  Total......................................    94      78
Fleming's Prime Steakhouse and Wine Bars        ---     ---
  Company owned and consolidated affiliates..     7       3
Roy's                                           ---     ---
  Company owned and consolidated affiliates..     8       2
  Joint venture..............................     1
                                                ---     ---
  Total......................................     9       2
Zazarac                                         ---     ---
  Company owned..............................             1
Lee Roy Selmon's                                ---     ---
  Company owned..............................     1
                                                ---     ---
System-wide total............................   825     730
                                                ===     ===


                        13 of 28
Three months ended September 30, 2001 and 2000

	Revenues. Total revenues increased by 9.1% to $529,045,000 during the third quarter of 2001 as compared with $485,102,000 in the same period in 2000. The increase was attributable to the opening of new restaurants after September 30, 2000, menu price increases at Outback Steakhouse and Carrabba's Italian Grills after September 2000, and per store revenue increase during the quarter of 5.6% at Carrabba's Italian Grills, partially offset by per store revenue decrease of 0.7% at Outback Steakhouse. The following table depicts additional activities that influenced the period to period changes in revenues:

                                        Three Months Ended
                                          September 30,
                                         ----------------
                                            2001       2000
                                       ---------  ---------
Average unit volumes (weekly):
  Outback Steakhouses.............       $63,946    $64,488
  Carrabba's Italian Grills.......        57,771     54,700
Per person check averages:
  Outback Steakhouses.............        $18.30     $17.93
  Carrabba's Italian Grills.......         19.88      19.49
Year to year percentage change:
  Same-store sales:
    Outback Steakhouses...........        (0.7)%       7.0%
    Carrabba's Italian Grills.....          5.6%      10.5%
  Same-store customer counts:
    Outback Steakhouses...........        (2.3)%       3.9%
    Carrabba's Italian Grills.....          3.6%       5.3%

	Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, increased in the third quarter of 2001 to 39.2% of restaurant sales as compared with 38.5% in the same period in 2000. The increase was attributable to commodity cost increases in produce and dairy, particularly butter, partially offset by higher menu prices and favorable alcoholic beverage costs.

	Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased as a percentage of restaurant sales by 0.1% to 24.2% in the third quarter of 2001 as compared with 24.1% in the same period in 2000. The increase resulted from higher hourly wage rates, a new hourly employee bonus program and enhanced employee health insurance benefits. The increase was partially offset by higher average unit volumes at Carrabba's Italian Grills.

                       14 of 28

	Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 1.2% of restaurant sales to 20.4% in the third quarter of 2001, as compared with 19.2% in the same period in 2000. The increase was attributable to higher utility and natural gas prices, expenses associated with opening new restaurant formats and liability insurance costs. The increase was also attributable to an increase in the proportion of new format restaurants (Fleming's, Roy's and Selmon's) and international Outback Steakhouses in operation which have higher average restaurant operating expenses than domestic Outback Steakhouses and Carrabba's Italian Grills. The increase was partially offset by lower advertising expense and higher average unit volumes for Carrabba's Italian Grills which reduced the fixed and indirectly variable costs as a percentage of restaurant sales.

	Depreciation and amortization costs increased by 0.3% of total revenues to 3.3% in the third quarter of 2001, as compared with 3.0% in the same period in 2000. The increase resulted primarily from additional depreciation related to new unit development, "Take-away" room additions, new restaurant formats which have higher average construction costs than Outback Steakhouse and Carrabba's Italian Grills and additional amortization of goodwill associated with the purchase of ownership interests from certain minority partners, primarily area operating partners.

	General and administrative costs increased by $529,000 to $18,835,000 in the third quarter of 2001 compared with $18,306,000 during the same period in 2000. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international
Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime
Steakhouses and Roy's as well as costs associated with the development of new restaurant formats and other affiliated businesses.

	Provision for impaired assets and restaurant closings. In the third quarter of 2001, the Company recorded a pretax charge to earnings of $2,047,000 which is primarily related to the costs associated with the closing of the Company's two Zazarac restaurants.

	Contribution for "Dine Out for America". This line item represents the Company's commitment, announced on September 26, 2001, to contribute 100% of it sales proceeds from Thursday October 11, 2001 to the victims and families of the victims of the terrorist attacks of September 11, 2001. The Company's sales on October 11, 2001 for the "Dine Out for America" fund raising event totaled approximately $7,000,000 and accordingly the Company has recorded a pretax charge to earnings of $7,000,000 during three months ended September 30, 2001.

	Income from operations of unconsolidated affiliates represents the Company's portion of the income from Outback Steakhouses and Carrabba's Italian Grills operated as development joint ventures. Income from the development joint ventures was $1,108,000 during the third quarter of 2001 as compared with income of $697,000 during the same period in 2000. This increase was attributable to additional stores operating as development joint ventures in the third quarter of 2001 and to an increase in average unit volumes.

                          15 of 28

	Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations decreased by $15,416,000, to $45,167,000, in the third quarter of 2001 as compared with $60,583,000 in the same period in 2000.

	Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $608,000 during the third quarter of 2001 as compared with net other income of $631,000 in the same period in 2000. The increase in other expense resulted from the elimination of the Company's interest in Outback Sports (see Notes 4 and 7 of Notes to Consolidated Financial Statements) and increased costs associated with other non-restaurant operations during the third quarter of 2001.

	Interest income (expense), net. Interest income was $885,000 during the third quarter of 2001 as compared with interest income of $1,223,000 in the same period in 2000. The period to period change in interest income resulted from lower average cash balances and lower interest rates on short term investments during the third quarter of 2001 compared with the same period in 2000.

	Elimination of minority partners' interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants and the ownership interests in certain other restaurants in which the Company is the majority owner.
As a percentage of revenues, these allocations were 1.2% and 1.6% during the quarters ended September 30, 2001 and 2000 respectively. The decrease in the ratio is the result of the purchase of minority interests in 43 restaurants from area operating partners after September 30, 2000, the decrease in overall restaurant operating margins and the effect of the performance of the new restaurant formats.

	Provision for income taxes. The provision for income taxes in the third quarter of both 2001 and 2000 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the third quarter of 2001 and was 35.1% during the third quarter of 2000.

	Net income and earnings per share. Net income for the third quarter of 2001 was $25,400,000 as compared with $35,383,000 in the same period in 2000. Basic earnings per share decreased to $0.33 during the third quarter of 2001 as compared with $0.46 for the same period in 2000. Diluted earnings per share decreased to $0.32 during the third quarter of 2001 as compared with $0.45 for the same period in 2000.

                          16 of 28
Nine months ended September 30, 2001 and 2000

	Revenues. Total revenues increased by 11.0% to $1,589,142,000 during the first nine months of 2001 as compared with $1,431,519,000 in the same period in 2000. The increase was primarily attributable to the opening of new restaurants after September 30, 2000, menu price increases at Outback Steakhouse and Carrabba's Italian Grills and same store revenue increases during the first nine months of 2001 of 0.7% and 6.9% for Outback Steakhouse and Carrabba's Italian Grills, respectively. The following table depicts additional activities that influenced the period to period changes in revenues:

                                  Nine Months Ended
                                    September 30,
                                   ----------------
                                    2001     2000
                                   -------  -------
Average unit volumes(weekly):
  Outback Steakhouses............  $65,887  $65,250
  Carrabba's Italian Grills......   60,326   55,521
Per person check averages:
  Outback Steakhouses............   $18.42   $17.81
  Carrabba's Italian Grills......    19.70    19.33
Year to year percentage change:
  Same-store sales:
     Outback Steakhouses.........     0.7%     7.0%
     Carrabba's Italian Grills...     6.9%    11.6%
  Same-store customer counts:
     Outback Steakhouses.........   (2.1)%     3.7%
     Carrabba's Italian Grills...     5.2%     7.0%

       Costs and expenses. Cost of sales as a percentage of restaurant sales, increased by 0.8% to 38.5% in the first nine months of 2001 as compared with 37.7% in the same period in
2000.   The increase was attributable to increases in beef and
dairy costs, particularly butter, partially offset by higher menu prices.

	Labor and other related expenses increased as a percentage of restaurant sales by 0.3% to 24.0% in the first nine months of 2001 as compared with 23.7% in the same period in 2000. The increase resulted from higher hourly wage rates resulting from a competitive labor market, a new hourly employee bonus program and enhanced employee health insurance benefits. The increase was partially offset by higher unit volumes at Outback
Steakhouse and Carrabba's Italian Grills.

	Other restaurant operating expenses increased by 0.9% of restaurant sales to 19.9% in the first nine months of 2001 as compared with 19.0% in the same period in 2000. The increase was attributable to higher utility and natural gas prices and expenses associated with opening new restaurant formats. The increase was also attributable to an increase in the proportion of new format restaurants (Fleming's, Roy's, and Selmon's) and international Outback Steakhouses in operation, which have higher average restaurant operating expenses than domestic Outback Steakhouses and Carrabba's Italian Grills. The increase was partially offset by lower advertising expense and higher average unit volumes for both Outback Steakhouse and Carrabba's Italian Grills, which reduced the fixed and indirectly variable costs as a percentage of restaurant sales.
                          17 of 28
	Depreciation and amortization costs increased by 0.2% of total revenues to 3.2% in the first nine months of 2001, as compared with 3.0% in the same period in 2000. The increase resulted primarily from additional depreciation related to new unit development, "Take-away" room additions, new restaurant formats, which have higher average construction costs than Outback Steakhouse and Carrabba's Italian Grills and additional amortization of goodwill associated with the purchase of ownership interests from certain minority partners, primarily area operating partners.

	General and administrative costs increased by $2,136,000 to $58,575,000 during the first nine months of 2001 as compared with $56,439,000 during the same period in 2000. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses and Roy's as well as costs associated with the development of new restaurants and other affiliated businesses.

	Provision for impaired assets and restaurant closings. In the third quarter of 2001, the Company recorded a pretax charge to earnings of $2,047,000 which is primarily related to the costs associated with the closing of the Company's two Zazarac restaurants.

	Contribution for "Dine Out for America". This line item represents the Company's commitment, announced on September 26, 2001, to contribute 100% of it sales proceeds from Thursday October 11, 2001 to the victims and families of the victims of the terrorist attacks of September 11, 2001. The Company's sales on October 11, 2001 for the "Dine Out for America" fund raising event totaled approximately $7,000,000 and accordingly the Company has recorded a pretax charge to earnings of $7,000,000 during the nine months ended September 30, 2001.

	Income from operations of unconsolidated affiliates was $3,086,000 in the first nine months of 2001 as compared with income of $1,766,000 in the same period in 2000. This increase was attributable to additional stores operating as development joint ventures in the first nine months of 2001 and to an increase in average unit volumes.

	Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations decreased by $17,400,000, to $176,654,000 in the first nine months of 2001 as compared with $194,054,000 in the same period in 2000.

	Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $1,568,000 during the first nine months of 2001 as compared with net other income of $4,000 in the same period in 2000. The increase in the net expense resulted from the elimination of the Company's interest in Outback Sports (see Notes 4 and 7 of Notes to Consolidated Financial Statements) and increased expenses in the first nine months associated with other non-restaurant operations.
                        18 of 28
	Interest income (expense), net. Interest income was $2,879,000 during the first nine months of 2001 as compared with interest income of $3,523,000 in the same period in 2000. The decrease in interest income resulted from lower average cash balances and lower interest rates on short term investments during the first nine months of 2001 compared with the same period in 2000.

	Elimination of minority interests. As a percentage of revenues, these allocations were 1.5% and 1.9% during the nine months ended September 30, 2001 and 2000, respectively. The decrease in this ratio is the result of the purchase of minority interests in 43 restaurants from area operating partners after September 30, 2000, the decrease in overall restaurant operating margins and the effect of the performance at the new restaurant formats.

	Provision for income taxes. The provision for income taxes in the first nine months of both 2001 and 2000 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the first nine months of 2001 and the effective income tax rate was 35.7% during the first nine months of 2000. The decrease in the effective tax rate resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tip credits the Company was able to utilize in the first nine months of 2001.

	Net income and earnings per common share. Net income for the first nine months of 2001 was $99,833,000 as compared with net income of $109,447,000 in the same period in 2000. Basic earnings per share decreased to $1.30 during the first nine months of 2001, as compared with $1.41 in the same period in 2000. Diluted earnings per share increased to $1.28 during the first nine months of 2001, as compared with $1.38 in the same period in 2000.
                           19 of 28
Liquidity and Capital Resources

     The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).

                            Year Ended       Nine Months Ended
                             December    September  September
                                31,         30,        30,
                               2000         2001       2000
                             ---------   ---------  ---------

Net cash provided by
  operating activities...... $239,546    $110,756   $143,616
Net cash used in investing
  activities................ (145,819)   (152,570)  (104,620)
Net cash used in financing
  activities................  (54,746)    (22,277)   (43,278)
                               ------    --------    -------
Net increase (decrease) in
   Cash and cash
   equivalents.............. $ 38,981    $(64,091)   $(4,282)
                               ======    ========    =======

     The Company requires capital principally for the development of new Company owned and joint venture restaurants. Capital expenditures totaled approximately $139,893,000 for year ended December 31, 2000 and $143,645,000 and $96,762,000 during the first nine months of 2001 and 2000, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to twenty years or purchases land and buildings where it is cost effective. The Company anticipates that 80% to 90% of the Company owned restaurants to be open in 2001 will be free-standing units.

     The Company has formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. During the second quarter of 2001, the Company purchased three Outback Steakhouses in Puerto Rico and will also develop future Company owned Outback Steakhouses in Puerto Rico. The Company is also developing Company owned restaurants internationally in the Philippines and Korea.

     In 1999, the Company entered into agreements to develop and operate Roy's Restaurants and Fleming's Prime Steakhouse and Wine Bars. Under the Fleming's agreement, the Company has committed to the first $13,000,000 of future development costs, substantially all of which has been invested as of September 30, 2001.

     At September 30, 2001, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $4,350,000 is committed for the issuance of letters of credit. The Company also guarantees $491,000 in loans made by banks to certain franchisees. As of September 30, 2001, the Company had drawn $10,000,000 on the revolving line of credit to finance the development of new restaurants. The Company expects that its capital requirements through the end of 2001 will be met by cash flows from operations and, to the extent needed, advances on its line of credit. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

     The Company has a $10,000,000 uncollateralized line of credit to support the Company's international operations. As of September 30, 2001, the outstanding balance was approximately $9,640,000.
                        20 of 28
	The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $35,000,000, maturing in December 2004, for one of its franchisees. At
September 30, 2001 and December 31, 2000, the balance on the line of credit was approximately $24,754,000 and $22,470,000, respectively. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

	The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $12,000,000, maturing December 2003, for one of its joint venture partners.
At September 30, 2001, the outstanding balance was approximately
$12,000,000.

	The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.2% equity interest. At September 30, 2001 the outstanding balance on the note was approximately $68,000,000.

	On July 26, 2000, the Company's Board of Directors authorized a program to repurchase up to 4,000,000 shares of the Company's Common Stock. The timing, price, quantity and manner of the purchases will be made at the discretion of management and will depend upon market conditions. In addition, the Board of Directors also authorized a program to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises. The Company will fund the repurchase program with available cash and bank credit facilities. As of September 30, 2001, under these authorizations the Company has repurchased approximately 2,914,000 shares of its Common Stock for approximately $71,928,000.

OTHER

	See Notes 4 and 7 of Notes to Unaudited Consolidated
Financial Statements for discussion of the Company's $22,000,000 licensing agreement for use of the assets of some of its non-restaurant operations.

OUTLOOK

	The following discussion of the Company's future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements that represent the Company's expectations or belief concerning future events and may be identified by words such as "believes," "anticipates," "expects," "plans," "should" and similar expressions. The Company's forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in forward-looking statements in the section entitled "Cautionary Statement" below.
                         21 of 28


	In the Outlook portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, the Company provided guidance on the outlook for its businesses in 2001 and factors that may affect the Company's financial results. During the three months and nine months ended September 30, 2001, the Company noted factors affecting revenue trends. The Company's previous price increase guidance remains unchanged; however, due to a weaker than expected economy and the effect of the terrorist attacks on September 11, 2001, customer count trends have weakened relative to trends noted in the Form 10-K. To the extent to which customer count trends remain weak, the Company's revenues and operating results may be affected for the remainder of 2001. During the quarter ended and nine months ended September 30, 2001, the Company incurred higher Restaurant Operating Expenses and Cost of Sales as a result of higher utility, natural gas and dairy prices, respectively, than paid during the comparable period in 2000 and than anticipated in the Company's comments discussed above. To the extent to which the prices of these commodities remain at current levels, the Company's operating results may be affected for the remainder of 2001.

Future Operating Results.

     As of the date of this report substantial uncertainty exists as to the strength of consumer spending as a result of the economic downturn and the effects of the reduction in travel and related expenditures following the terrorist attacks of September 11, 2001. The Company's revenue growth expectations summarized in the following paragraph assume that current spending trends do not worsen in the fourth quarter of 2001 or fiscal 2002. The Company's revenues and financial results in 2002 could vary significantly depending upon consumer and business spending trends.

2002 Revenue. The Company plans to grow revenues in 2002 by opening additional restaurants and increasing average unit volumes in Carrabba's Italian Grills. The Company's expansion plans are summarized in this section. Based upon current economic conditions, the Company is currently planning for average unit volumes for Outback Steakhouse to be flat during 2002 compared with 2001.
At present, the Company is not planning on any price increases during 2002 for Outback Steakhouse. However, the Company will reevaluate Outback menu pricing periodically and may change prices as economic and commodity conditions dictate. The Company is currently planning for average unit volumes for Carrabba's Italian Grills to increase by approximately 3% to 4% during 2002. The Company is not planning any price increases during 2002 for Carrabba's
Italian Grills. However, the Company will reevaluate Carrabba's menu pricing periodically and may change prices as economic and commodity conditions dictate.

2002 Cost of Revenue. Unusual conditions in the dairy markets during 2001 resulted in the Company incurring substantially higher butter costs than the historical norm. The Company's current financial plan does not anticipate a recurrence of these extraordinary conditions that occurred in the dairy markets in the second and third quarters of 2001. The Company is anticipating slightly favorable beef pricing in the second half of 2002 based on current discussions and negotiations with its beef suppliers. Accordingly, the Company expects its costs of goods sold to decrease as a percentage of sales in 2002 as compared with 2001. Although the total decrease is subject to several factors, the current expectation for the Company is for a decrease of approximately 0.3% to 0.5% of sales for the full year.

                 22 of 28
2002 Labor Costs. During the last few years, the Company has experienced significant wage pressure resulting from a tight labor market. The Company expects the upward wage pressure to continue during 2002 but at a lower rate than 2001. The Company expects that as more of the new format restaurants (Roy's, Fleming's and Selmon's) are opened, that labor costs as a percentage of restaurant sales will increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba's Italian Grills. In addition, the new hourly employee bonus program and enhanced employee health insurance coverage will also continue the upward pressure on labor costs as a percentage of restaurant sales. As a result, the Company is currently planning for its labor costs to increase by 0.3% to 0.4% of restaurant sales.

2002 Restaurant Operating Expenses. Other than new restaurant format expenses, the Company does not plan to take any actions that would result in material fluctuations in other restaurant operating expense. The Company anticipates a decrease in natural gas prices in 2002 as compared with 2001. Accordingly, the Company is planning on a reduction in natural gas costs of approximately 0.2% to 0.3% of restaurant sales. Costs incurred prior to the opening of new restaurants are included in this expense category. These preopening expenses total approximately $150,000 for each Company owned and joint venture Outback Steakhouse, approximately $195,000 for each Carrabba's Italian Grill, and approximately $300,000 for each new Roy's and Fleming's Prime Steakhouse and Wine Bar. Restaurant operating expense ratios may vary materially from quarter to quarter depending on when units open. As a result of the planned openings of new restaurants, the preopening portion of restaurant operating expenses may increase by in 2002 by 0.1% to 0.2% or restaurant sales.

2002 Depreciation and Amortization. The Company expects depreciation to increase as it invests in new restaurants and improves existing restaurants. The Company estimates that its capital expenditures for the development of new restaurants will be approximately $175,000,000 to $190,000,000 in 2002. The
Company estimates that the adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" may result in the elimination of approximately $5,000,000 to $5,500,000 of annual amortization, subject to the identification of separately recognized intangibles which would continue to be amortized under the new rules.

2002 General and Administrative Expenses. Based upon its current plan, the Company expects that total general and administrative costs will increase by approximately 12% to 13% in 2002 compared with 2001.
                        23 of 28

Expansion Strategy.

	The Company's goal is to add new restaurants to the Outback system during the remainder of 2001. The following table presents a summary of the expected restaurant openings during the fourth quarter of 2001 and for the full year 2002:

                              4th Quarter      Full Year
Outback Steakhouses -            2001             2002
Domestic
    Company owned..........    14 to 16         40 to 45
    Franchised or joint
      venture..............     2 to 4           5 to 6
Outback Steakhouses -
  International
    Company owned..........     2 to 3          10 to 15
    Franchised or joint
      venture..............     1 to 2           1 to 2
Carrabba's Italian Grills
    Company owned..........     4 to 5          10 to 15
    Joint venture..........     4 to 5          5 to 10
Fleming's Prime Steakhouse
  and Wine Bars
    Company owned..........        0               0
    Joint venture..........        4             4 to 5
Roy's
    Company owned..........        0               0
    Joint venture..........     2 to 3           3 to 4
Selmon's
    Company owned..........        0               1
Cheeseburger in Paradise
    Joint venture..........        0               1
Bonefish Grill
    Joint venture..........        1             3 to 4

                      24 of 28
Cautionary Statement
	The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

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

(v) Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.
                      25 of 28

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

	The Company's exposure to interest rate risk relates to its $140,000,000 revolving lines of credit with its banks.
Borrowings under the agreement bear interest at rates ranging from 50 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At September 30, 2001 and December 31, 2000, the Company had a $10,000,000 outstanding balance on the lines of credit.

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


                         26 of 28

                OUTBACK STEAKHOUSE, INC.(R)
               PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
            None


    (b)  Reports on Form 8-K
            The Company filed reports on Form 8-K with the Securities and Exchange Commission dated August 27,
            2001, September 26, 2001 and October 16, 2001.



                            27 of 28

                            SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




                                    OUTBACK STEAKHOUSE, INC. (R)
Date:  November 14, 2001.           (Registrant)



                                    By:  /s/ Robert S. Merritt
                                         Robert S. Merritt
                                         Senior Vice President,
                                         Finance (Principal Financial
                                         and Accounting Officer

                           28 of 28