Form 10-K
period 2001-12-31
OUTBACK STEAKHOUSE INC
filed 2002-03-29
CIK 874691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended: DECEMBER 31, 2001               Commission File Number: 1-15935
                -----------------                                       -------

                            OUTBACK STEAKHOUSE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      59-3061413
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                    Identification Number)

            2202 N. WEST SHORE BLVD., 5TH FLOOR, TAMPA, FLORIDA 33607
               (Address of principal executive offices) (Zip Code)

                                 (813) 282-1225
              (Registrant's telephone number, including area code)

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

As of March 25, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2,307,226,018.

As of March 25, 2002, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 76,815,118.


                                    1 of 24

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Part II of this report.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. ("the Proxy Statement") dated March 28, 2002 for the Annual Meeting of Shareholders to be held on April 24, 2002 are incorporated by reference in Parts I and III of this report.

                                     PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "should," and similar expressions are intended to identify forward-looking statements.

The Company's actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy elsewhere in this report and as a result, among other things, of the following:

         (i) The restaurant industry is a highly competitive industry with many well-established competitors;
         (ii) The Company's results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company's restaurant concepts; local, regional and national economic conditions; the seasonality of the Company's business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;
         (iii) The Company's ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, and the ability to recruit and train skilled management and restaurant employees.
         (iv) Price and availability of commodities, including but not limited to items such as beef, chicken, shrimp, pork, dairy, potatoes and onions are subject to fluctuation and could increase or decrease more than the Company expects; and/or
         (v) Weather and other acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

ITEM 1.  BUSINESS

GENERAL

The Company was incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 the Company changed its name to Outback Steakhouse, Inc. ("Outback Florida"). Outback Steakhouse, Inc., a Delaware corporation ("Outback Delaware"), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with the Company's initial public offering, as a result of which Outback Delaware became a holding company for Outback Florida. Unless the context requires otherwise, references to the "Company" mean Outback Delaware, its wholly owned subsidiaries and each of the limited partnerships and joint ventures controlled by the Company and its subsidiaries.


                                    2 of 24

In April 1993, the Company purchased a 50% interest in the cash flows of two Carrabba's Italian Grill restaurants located in Houston, Texas (the "Original Restaurants"), and entered into a 50-50 joint venture with the founders of Carrabba's to develop additional Carrabba's Italian Grill restaurants ("Carrabba's"). Carrabba's Italian Grill, Inc. ("CIGI"), a Florida corporation, was formed in January 1995. In January 1995, the founders obtained sole ownership of the Original Restaurants, and the Company obtained sole ownership of the Carrabba's concept and the four restaurants in Florida. The original 50-50 joint venture continues to develop restaurants in the State of Texas. The Company has sole right to develop restaurants outside of Texas, and will pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba's restaurants opened after 1994.

In May 1995, the Company, through its wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants.

In June 1999, the Company, through its wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, entered into an agreement with Roy Yamaguchi, the founder of Roy's Restaurants, to develop and operate future Roy's Restaurants worldwide. Roy's Restaurants is an upscale casual restaurant featuring "Hawaiian-Fusion" cuisine. There were 13 domestic Roy's Restaurants at December 31, 2001, in which the Company does not have an economic interest.

In October 1999, the Company, through its wholly owned subsidiary, OS Prime, Inc., a Florida corporation, purchased three Fleming's Prime Steakhouse and Wine Bar ("Fleming's") restaurants and agreed to purchase three additional Fleming's currently under development by the founders of Fleming's. At the same time, the Company entered into an agreement with the founders of Fleming's to develop and operate additional Fleming's worldwide. Fleming's is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass.

In 2000, through its wholly owned subsidiary, OS Louisiana, Inc., the Company opened one Zazarac restaurant as a developmental format. Also, in 2000, through its wholly owned subsidiary, OS Southern, Inc., the Company opened one Lee Roy Selmon's ("Selmon's") restaurant as a developmental format.

In October 2001, the Company, through its wholly owned subsidiary, OS Sea, Inc., a Florida corporation, purchased the Bonefish Grill ("Bonefish") restaurant operating system from the founders of Bonefish Grill. At the same time, the Company entered into an agreement to acquire an interest in three existing Bonefish Grill restaurants and to develop and operate additional Bonefish Grills. Bonefish is a mid-scale, casual seafood format that serves dinner only and features fresh oak-grilled fish, fresh seafood, as well as beef, pork, chicken, and pasta entrees.


                                    3 of 24

CONCEPTS AND STRATEGIES

As of December 31, 2001, the Company's restaurant system included full-service restaurants with several types of ownership structures. At December 31, 2001, the system included restaurant formats and ownership structures as listed in the following table:

                                    (DOMESTIC) (INTERNATIONAL) CARRABBA'S   FLEMING'S
OUTBACK STEAKHOUSE, INC              OUTBACK       OUTBACK      ITALIAN       PRIME               LEE ROY    BONEFISH
AND AFFILIATES                     STEAKHOUSES   STEAKHOUSES     GRILLS    STEAKHOUSES   ROY'S    SELMON'S    GRILLS      TOTAL
                                   ----------- ---------------   ------    -----------   -----    --------    ------      -----
COMPANY OWNED                          553          22             75          11          11          1         3          676
DEVELOPMENT JOINT VENTURE                2           8             28          --           1         --         1           40
UNAFFILIATED FRANCHISE                 112          42             --          --          --         --        --          154
                                       ---         ---            ---         ---         ---        ---       ---          ---
   TOTAL                               667          72            103          11          12          1         4          870
                                       ===         ===            ===         ===         ===        ===       ===          ===

The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature "Bloomin' Onion," desserts and full liquor service. Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. Fleming's restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming's also offers several specialty appetizers and desserts. In addition to a full service bar, Fleming's offers over 100 quality wines by the glass. The majority of Roy's restaurants serve dinner only and feature a limited menu of "Hawaiian fusion" cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy's also offers several specialty appetizers, desserts and full liquor service. Lee Roy Selmon's ("Selmon's") serves dinner only and features "Southern Style" comfort food. Selmon's also offers appetizers, desserts and full liquor service. Bonefish Grill serves dinner only and features a variety of fresh grilled fish complemented by a variety of sauces. Bonefish Grill also offers appetizers, dessert and full liquor service. The Company believes that it differentiates its Outback, Carrabba's, Fleming's, Roy's, Selmon's, and Bonefish restaurants by:

-- emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

-- attracting a diverse mix of customers through a casual dining atmosphere emphasizing highly attentive service;

-- hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase an ownership interest in the restaurants they manage; and

-- limiting service to dinner for the majority of its locations, (generally from 4:30 p.m. to 11:00 p.m.), which reduces the working hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

         Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 13.1% of Outback Steakhouses' revenues. The price range of appetizers is $2.69 to $7.99 and the price range of entrees is $6.49 to $27.99. The average check per person was approximately $17.50 to $20.00 during 2001. The prices that the Company charges in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $20.99 to $28.99.

         Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.


                                    4 of 24

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

CARRABBA'S ITALIAN GRILL:

         Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pasta, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16.7% of Carrabba's revenues. The price range of appetizers is $5.99 to $9.99 and the price of entrees is $8.49 to $18.99 with nightly specials to $25.99. The average check per person was approximately $18.00 to $22.00 during 2001. The prices that the Company charges in individual locations vary depending upon the demographics of the surrounding area.

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

FLEMING'S PRIME STEAKHOUSE & WINE BAR:

         Menu. The Fleming's Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming's offers a selection of over 100 quality wines available by the glass. Liquor service accounts for approximately 35.2% of Fleming's revenue. The price range of entrees is $17.50 to $29.95. Appetizers range from $6.50 to $11.50 and side dishes range from $4.50 to $6.95. The average check per person was approximately $55.00 to $65.00 during 2001.

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

         Restaurant Management and Employees. The general manager of each Fleming's is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Fleming's is required to purchase a 2% interest in the restaurant for $10,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.
                                    5 of 24

ROY'S

         Menu. Roy's menu offers Chef Roy Yamaguchi's "Hawaiian-fusion" cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Liquor service accounts for approximately 28.0% of Roy's revenue. In addition to full bar service, Roy's offers a large selection of quality wines. The price range of entrees is $16.00 to $32.00. Appetizers range from $7.00 to $26.00. The average check per person was approximately $45.00 to $55.00 during 2001.

         Upscale Casual Atmosphere. Roy's offers an upscale casual dining experience. One focal point of the restaurant is the exhibition kitchen finished in stainless steel and appointed with copper accents. Private dining rooms are available for private gatherings or corporate functions.

         Restaurant Management and Employees. The general manager of each Roy's is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Roy's is required to purchase a 5% interest in the restaurant for $15,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

BONEFISH GRILL

         Menu. The Bonefish Grill menu offers fresh oak-grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork, and chicken entrees. The menu also includes several specialty appetizers. Liquor service accounts for approximately 29.0% of Bonefish's revenue. The price range of entrees is $13.00 to $19.00. Appetizers range from $4.95 to $8.95.

         Casual Atmosphere. Bonefish offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables, and distinctive artwork inspired by Florida's natural coastal setting.

         Restaurant Management and Employees. The general manager of each Bonefish is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a seven-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company's restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.


                                    6 of 24

EXPANSION STRATEGY

         During the year ended December 31, 2001, 80 Outback Steakhouses, 22 Carrabba's Italian Grills, six Fleming's, nine Roy's and four Bonefish Grills were added to the Company's restaurant system. In 2002, the Company expects to develop 15 to 25 Carrabba's restaurants, the majority of which will be Company owned, in existing markets where the restaurants have demonstrated success. The Company expects to open 38 to 42 domestic company-owned Outback Steakhouse restaurants in 2002, five to six domestic franchised or development joint venture restaurants and 13 to 16 international restaurants, of which five to six will be company owned and 8 to 10 will be franchised. During 2002, the Company expects to develop new Outback Steakhouses and Carrabba's Italian Grills in its existing markets and in select new domestic markets. The Company also intends to add six to eight Fleming's Prime Steakhouse & Wine Bar restaurants, two to three Roy's restaurants, six to eight Bonefish Grills, one Lee Roy Selmon's and one Cheeseburger in Paradise during 2002.

         The above statements regarding the Company's expansion plans constitute forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to above. The Company's development schedule for new restaurant openings is subject to a number of risk factors that could cause actual results to differ, including:

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

         Company owned restaurants include restaurants owned by partnerships in which the Company is a general partner. The partnership ownership interests in the restaurants range from 51% to 90%. The results of operations of Company owned restaurants are included in the consolidating operating results of the Company. The portion of income attributable to the minority interests is eliminated in the line item in the Company's Consolidated Statements of Income entitled "Elimination of minority partners' interest." Development Joint Venture restaurants are organized as general partnerships in which the Company is one of two general partners. The Company generally owns 50% of the partnership and its joint venture partner generally owns 50%.

         Site Selection. The Company currently leases approximately 68% of its restaurant sites. In the future, the Company expects to construct a significant number of freestanding restaurants on owned or leased sites. The Company's leased sites are generally located in strip shopping centers. The Company expects 60% to 70% of new restaurants to be free standing locations. The Company considers the location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. Construction of a new restaurant takes approximately 90 to 360 days from the date the location is leased or under contract.

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


                                    7 of 24

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

RESTAURANT LOCATIONS

         The following table sets forth the location of each existing Outback Steakhouse as of December 31, 2001:

                                                                       UNAFFILIATED               UNAFFILIATED
DOMESTIC COMPANY OWNED            DOMESTIC COMPANY OWNED               DOMESTIC FRANCHISED        INTERNATIONAL
RESTAURANTS                       RESTAURANTS                          RESTAURANTS                FRANCHISED RESTAURANTS
----------------------            -----------------------              -------------------        ----------------------
Arizona(13)                       Nevada(7)                            Alabama(12)                Australia(1)
Arkansas(7)                       New Hampshire(1)                     Alaska(1)                  Bahamas(1)
Colorado(14)                      New Jersey(14)                       California(55)             Canada(17)
Connecticut(5)                    New Mexico(5)                        Florida(2)                 China(2)
Delaware(2)                       New York(21)                         Idaho(5)                   Costa Rica(1)
Florida(66)                       North Carolina(28)                   Mississippi(6)             Dominican Republic(1)
Georgia(29)                       North Dakota(1)                      Montana(1)                 Guam(1)
Hawaii(6)                         Ohio(28)                             New York(3)                Hong Kong(3)
Illinois(17)                      Oklahoma(8)                          Oregon(8)                  Indonesia(1)
Indiana(16)                       Pennsylvania(21)                     Tennessee(2)               Japan(4)
Iowa(4)                           Rhode Island(1)                      Washington(17)             Mexico(4)
Kansas(5)                         South Carolina(17)                                              Singapore(1)
Kentucky(8)                       South Dakota(2)                      DOMESTIC                   Malaysia(1)
Louisiana(13)                     Tennessee(14)                        DEVELOPMENT                Portugal(1)
Maryland(16)                      Texas(55)                            JOINT VENTURE              United Kingdom(2)
Massachusetts(16)                 Utah(5)                              RESTAURANTS                Venezuela(1)
Michigan(20)                      Vermont(1)                           -------------
Minnesota(9)                      Virginia(27)
Missouri(13)                      West Virginia(7)                     Florida(1)                 INTERNATIONAL
Montana(1)                        Wisconsin(5)                         Pennsylvania (1)           COMPANY OWNED
Nebraska(3)                       Wyoming(2)                                                      RESTAURANTS
                                                                                                  --------------

                                                                                                  Cayman Islands(1)
                                                                                                  Korea(16)
                                                                                                  Philippines(2)
                                                                                                  Puerto Rico(3)

                                                                                                  INTERNATIONAL DEVELOPMENT
                                                                                                  JOINT VENTURE
                                                                                                  RESTAURANTS
                                                                                                  -------------------------

                                                                                                  Brazil(7)
                                                                                                  Philippines(1)


                                    8 of 24

The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 2001:

COMPANY OWNED                     COMPANY OWNED                        DEVELOPMENT JOINT
RESTAURANTS                       RESTAURANTS                          VENTURE RESTAURANTS
-------------                     ---------------                      --------------------
Arizona(4)                        Michigan(2)                          Alabama(2)
Colorado(6)                       New Jersey(3)                        Florida(5)
Florida(29)                       New Mexico(1)                        Georgia(2)
Georgia(5)                        Nevada(2)                            Kentucky(1)
Indiana(1)                        North Carolina(7)                    Ohio(3)
Kansas(1)                         Ohio(1)                              South Carolina(3)
Massachusetts(1)                  Oklahoma(1)                          Tennessee(3)
Maryland(4)                       Pennsylvania(2)                      Texas(9)
                                  Texas(3)
                                  Virginia(2)

The following table sets forth the location of each existing Fleming's Prime Steakhouse & Wine Bar as of December 31, 2001:

COMPANY OWNED
RESTAURANTS
-------------
Arizona(2)
California(3)
Florida(1)
Maryland(1)
Texas(2)
Utah(1)
Virginia(1)

The following table sets forth the location of each Roy's as of December 31, 2001:

COMPANY OWNED
RESTAURANTS
--------------
California(3)
Florida(4)
Maryland(1)
Nevada(1)
Pennsylvania(1)
Texas(1)

DEVELOPMENT JOINT
VENTURE RESTAURANTS
-------------------

Georgia(1)

The following table sets forth the location of each Lee Roy Selmon's as of December 31, 2001:

COMPANY OWNED
RESTAURANTS
--------------
Florida (1)


                                    9 of 24

The following table sets forth the location of each Bonefish Grill as of December 31, 2001:

COMPANY OWNED
-------------

Florida (3)

DEVELOPMENT JOINT
VENTURE RESTAURANTS
-------------------

Florida(1)

RESTAURANT OPERATIONS

         Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba's Italian Grill or Bonefish Grill consists of one general manager, one assistant manager and one kitchen manager. The management staff of a typical Fleming's or Roy's consists of a general manager, an executive chef, and two assistant managers. Each restaurant also employs approximately 50 to 70 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company established operating standards.

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


                                    10 of 24

GENERAL MANAGER PROGRAM

The general manager of each Company owned Outback, Carrabba's and Bonefish Grill restaurant is required, as a condition of employment, to sign a five-year (seven-years for Bonefish general managers) employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Fleming's and Roy's is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company owned Fleming's and Roy's is required, as a condition of employment, to sign a five-year employment agreement and is required, for Fleming's, to purchase a 2% interest and for Roy's, to purchase 5% interest in the restaurant. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback and Carrabba's and the 6% interest in Fleming's and Roy's has been fixed at $25,000. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his 10% interest, and after the five-year term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his 10% interest to his employer or its general partners upon termination of employment on terms set forth in his employment agreement. The Company intends to continue the general manager investment program.

         In January 2002, the Company's Board of Directors adopted a stock option plan covering 7,500,000 shares of the Company's common stock. Under the plan, options may be granted only to General Managers and chefs of restaurants pursuant to the Company's General Manager program at their estimated fair market value as of the date of the grant to restaurant general managers and chefs as determined by the Company's Stock Option Committee. None of the options covered by this plan may be granted to officers and directors of the Company.

OWNERSHIP STRUCTURES

         The Company's ownership interests in Outback Steakhouse restaurants and Carrabba's Italian Grills are divided into two basic categories: (i) Company owned restaurants which are owned by general partnerships in which the Company is a general partner and (ii) development joint ventures. The results of operations of Company owned restaurants are included in the Company's Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

UNAFFILIATED FRANCHISE PROGRAM

         At December 31, 2001, there were 112 domestic franchised Outback Steakhouses and 42 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Each unaffiliated international franchisee paid an initial franchise fee of $80,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3-5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. Initial fees and royalties for international franchisees vary by market. There were no unaffiliated franchises of Carrabba's Italian Grills, Fleming's, Roy's, Lee Roy Selmon's or Bonefish Grills at December 31, 2001.

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


                                    11 of 24

EMPLOYEES

         The Company employs approximately 54,000 persons, approximately 300 of whom are corporate personnel employed by Outback Steakhouse, Carrabba's, Outback Steakhouses International franchising group, Fleming's Prime Steakhouse and Wine Bar, Roy's, Lee Roy Selmon's and Bonefish Grill. Approximately 2,600 are restaurant management personnel and the remainder is hourly restaurant personnel. Of the approximately 300 corporate employees, approximately 70 are in management and 230 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement.

TRADEMARKS

         The Company regards its Outback Steakhouse service mark, its Carrabba's Italian Grill service mark, its Fleming's Prime Steakhouse and Wine Bar service mark, its Roy's service mark, its Lee Roy Selmon's service mark and its "Bloomin' Onion" trademark as having significant value and as being important factors in the marketing of its restaurants. The Company has also obtained a trademark for several other of its Outback Steakhouse menu items, and the "No Rules. Just Right." and "Aussie Mood. Awesome Food." advertising slogans. The Company is aware of names and marks similar to the service mark of the Company used by other persons in certain geographic areas in which the Company has restaurants. However, the Company believes such uses will not adversely affect the Company. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

         Approximately 13.9% of the Company's revenues are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

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


                                    12 of 24

ITEM 2.  PROPERTIES

         Approximately 68% of the Company's restaurants are located in leased space. In the future, the Company intends to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs. See pages 8 through 10 for listing of restaurant locations.

         The Company's executive offices are located in approximately 93,000 square feet of leased space in Tampa, Florida, under a lease expiring in 2010.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation other than routine matters which are incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted for vote of security holders during the fourth quarter of 2001.

         Executive Officers of Registrant. Joseph J. Kadow, 45, joined the Company in April, 1994, as Vice President, General Counsel and Secretary. Mr. Kadow serves at the pleasure of the Board of Directors.


                                    13 of 24

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

         Filed herewith as Exhibit 13.03 and incorporated herein by reference.

         Following is information relating to the shares of common stock issued by the Company in transactions not registered under the Securities Act of 1933.

                 SHARES                                                                                               EXEMPTION FROM
DATE             ISSUED                              PURCHASER                                 CONSIDERATION           REGISTRATION
----             ------                              ---------                                 -------------           -------------
01/01/2001       67,377     Empire Associates, Inc., a Florida corporation                          (1)                  Rule 506
02/27/2001       29,252     Utah Summit Corporation, a Nevada corporation                           (1)                  Rule 506
03/19/2001       40,317     Kanga, Inc., an Ohio corporation                                        (1)                  Rule 506
04/01/2001       53,964     Carrolina Restaurant Associates, Inc., a North Carolina corporation     (1)                  Rule 506


(1) The Company from time to time issues shares of common stock in exchange for interests in restaurants owned by its area operating partners. The number of shares issued in exchange for the interests is determined using a current market price of the shares. The aggregate value of shares issued was $1,754,605, $751,613, $1,035,909 and $1,370,822, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                       2001             2000             1999              1998             1997
                                                 ------------     ------------     ------------     ------------     ------------
                                                                          (Dollar amounts in thousands,
                                                                             except per share data)
Statements of Income Data(2):
REVENUES
  Restaurant sales ..........................    $  2,107,290     $  1,888,322     $  1,632,720     $  1,392,587     $  1,179,211
  Other revenues ............................          19,843           17,684           13,293           10,024            7,684
                                                 ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES ..............................       2,127,133        1,906,006        1,646,013        1,402,611        1,186,895
                                                 ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES
  Cost of sales .............................         807,980          715,224          620,249          543,770          453,826
  Labor and other related ...................         507,824          450,879          387,006          327,261          281,233
  Other operating ...........................         418,871          358,347          299,829          259,757          214,442
  Depreciation and amortization .............          69,002           58,109           50,709           40,771           46,235
  General & administrative expenses .........          80,365           75,550           61,173           52,879           44,565
  Provision for impaired assets and
    restaurant closings(1) ..................           4,558                             5,493                            26,001
  Contribution for "Dine Out for America"(3).           7,000
  Loss (income) from operations of
    unconsolidated affiliates ...............          (4,517)          (2,457)          (1,089)            (514)             467
                                                 ------------     ------------     ------------     ------------     ------------
                                                    1,891,083        1,655,652        1,423,370        1,223,924        1,066,769
                                                 ------------     ------------     ------------     ------------     ------------
Income from operations ......................         236,050          250,354          222,643          178,687          120,126
Other income (expense), net .................          (2,287)          (1,918)          (3,042)            (850)
Interest income (expense), net ..............           2,438            4,450            1,416           (1,357)          (2,847)
                                                 ------------     ------------     ------------     ------------     ------------
Income before elimination of
  minority partners' interest
  and provision for income taxes ............         236,201          252,886          221,017          176,480          117,279
Elimination of minority
  partners' interest ........................          30,373           33,884           29,770           21,914           19,882
                                                 ------------     ------------     ------------     ------------     ------------
Income before provision for income taxes ....         205,828          219,002          191,247          154,566           97,397
Provision for income taxes ..................          72,451           77,872           66,924           53,638           33,749
                                                 ------------     ------------     ------------     ------------     ------------
Income before cumulative effect of a
  change in accounting principle ............         133,377          141,130          124,323          100,928           63,648
Cumulative effect of a change in
  accounting principle (net of taxes) .......                                                             (4,880)
                                                 ------------     ------------     ------------     ------------     ------------
Net income ..................................    $    133,377     $    141,130     $    124,323     $     96,048     $     63,648
                                                 ============     ============     ============     ============     ============


                                    14 of 24

Basic earnings per common share
  Income before cumulative effect of
   change in accounting principle ...........    $       1.74     $       1.82     $       1.61     $       1.33     $       0.86
  Cumulative effect of change in
   accounting principle (net of taxes) ......                                                              (0.06)
                                                 ------------     ------------     ------------     ------------     ------------
  Net income ................................    $       1.74     $       1.82     $       1.61     $       1.27     $       0.86
                                                 ============     ============     ============     ============     ============

Diluted earnings per common share
  Income before cumulative effect of
   change in accounting principle ...........    $       1.70     $       1.78     $       1.57     $       1.30     $       0.85
  Cumulative effect of change in
   accounting principle (net of taxes) ......                                                              (0.06)
                                                 ------------     ------------     ------------     ------------     ------------
  Net income ................................    $       1.70     $       1.78     $       1.57     $       1.24     $       0.85
                                                 ============     ============     ============     ============     ============

Pro forma net income(2) .....................                                      $    122,398     $     94,683     $     62,774
                                                                                   ============     ============     ============
Pro forma basic earnings per common
  share(2) ..................................                                      $       1.59     $       1.25     $       0.85
                                                                                   ============     ============     ============
Pro forma diluted earnings per
  common share(2) ...........................                                      $       1.55     $       1.22     $       0.84
                                                                                   ============     ============     ============
Basic weighted average number of
  common shares outstanding .................          76,632           77,470           77,089           75,702           74,007
Diluted weighted average number of
 common shares outstanding ..................          78,349           79,232           79,197           77,484           75,014
Balance Sheet Data:
Working capital (deficiency) ................    $     16,600     $     14,002     $     12,276     $      5,600     $    (10,153)
Total assets ................................       1,237,748        1,022,535          852,282          718,918          603,568
Long-term debt ..............................          13,830           11,678            1,519           38,966           70,492
Interest of minority partners in
  consolidated partnerships .................          44,936           16,840           17,704            9,912            4,561
Stockholders' equity ........................         941,844          807,590          692,965          548,440          437,382

(1) The 2001 amount is related to restaurant closings, severance and other related costs. The 1999 amount includes approximately $3,617,000 for the write down of certain impaired assets and $1,876,000 related to restaurant closings, severance and other costs. The 1997 amount includes approximately $23,113,000 for the write down of certain impaired assets and $2,888,000 related to restaurant closings, severance and other costs. These write downs primarily related to Carrabba's restaurant properties.

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

(3) In 2001, the Company contributed 100% of its sales proceeds from Thursday, October 11, 2001 to charitable organizations to benefit victims of the terrorist attacks of September 11, 2001. The Company's sales on October 11, 2001 for the "Dine Out for America" fund raising event totalled approximately $7,000,000, all of which was contributed during 2001.

All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.


                                    15 of 24

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





                                    16 of 24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning the Company's executive officers, except for Joseph J. Kadow whose information is reported on
Part I under the caption of Executive Officers of Registrant, and directors is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" and "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 28, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Company's Definitive Proxy Statement dated March 28, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Beneficial Owners and Management" in the Company's Definitive Proxy Statement dated March 28, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information set forth under the section entitled "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement dated March 28, 2002.


                                    17 of 24

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   LISTING OF FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants

         The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Income - Years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999

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


                                    18 of 24

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


                                    19 of 24

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


                                    20 of 24

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

                  4.35      Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of
                            Florida, Inc., Rowell, Inc. and Kevin A. Rowell (included as an exhibit to Registrant's
                            Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                  4.36      Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of
                            Florida, Inc., McMahon Restaurant Group, Inc. And Matthew J. McMahon (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                  4.37      Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of
                            Florida, Inc., Hadley, Inc. and Wm. Blaise Hadley (included as an exhibit to Registrant's
                            Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                  4.38      Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of
                            Florida, Inc., A&J Aussie Restaurant Group, Inc. And Ronald S. Duckstein (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                  4.39      Asset Purchase Agreement by and between Outback/Hawaii-I, Limited Partnership Roy's Aussie
                            Steakhouse, L.P. and Roy's Aussie Steakhouse Number Two, LLC Dated as of January 1, 2000
                            (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended
                            December 31, 2000 and incorporated herein by reference)

                  4.40      Stock Purchase Agreement by and among Outback Steakhouse International, L.P. Chang Kwun
                            Kim, Young Sook Yeo, Jong Kuk Kim, Sang Sook An, Moon Hwan Kim, Hyun Joo Shin, In Hye Kim,
                            Sung Bae Im and Great Field, Inc dated February 25, 2000 (included as an exhibit to
                            Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                  4.41      Asset Purchase Agreement by and between OS Pacific, Inc. and Restaurant Concepts of Bonita
                            Springs, Limited Partnership dated June 1, 2000 (included as an exhibit to Registrant's
                            Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                  4.42      Operating Agreement for Cheeseburger in Paradise, LLC a Delaware Limited Liability Company
                            (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended
                            December 31, 2000 and incorporated herein by reference)

                  4.43      Purchase Agreement dated January 1st 2001, by and between Carrabba's Italian Grill and
                            Gold Coast Restaurant Group, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated  herein by reference)

                  4.44      License Agreement made and entered into effective January 1, 2001 by and among OS
                            Suites, Ltd., Horne Tipps Trophy Suites, Inc., Horne Tipps Holding Company, William
                            E. Horne and James R. Tipps, Jr. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated  herein by reference)

                  4.45      License Agreement made and entered into effective January 1, 2001 by and among OS
                            Golf Marketing, Ltd., Horne Tipps Holding Company, William E. Horne and James R.
                            Tipps, Jr. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated  herein by reference)

                  4.46      Agreement and Plan of Reorganization among Outback Steakhouse, Inc.,
                            Outback Steakhouse of Florida, Inc., Empire Associates, Inc. and Stacy C. Cofield (filed herewith)

                  4.47      Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of
                            Florida, Inc., Utah Summit Corporation, and Anthony P. Grappo (filed herewith)

                  4.48      Agreement and Plan of Reorganization among  Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Kanga, Inc. and Kent Little (filed herewith)

                  4.49      Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Carrabba's Italian
                            Grill, Inc., Carrolina Restaurant Associates, Inc. and William J. Kadow (filed herewith)



                                    21 of 24

                  4.50      Asset Purchase Agreement by and between OS Sea, Inc. and Bonefish Grill Holdings, Inc.,
                            Bonefish Grill, LLC, Timothy V. Curci and Christopher L. Parker dated as of
                            October, 2001 (filed herewith)

                  4.51      Contribution Agreement by and among OSS/BG, LLC, OS SEA, INC., Bonefish Grill, LLC,
                            Bonefish Grill Holdings, Inc., Timothy V. Curci and Christopher L. Parker dated as of
                            October, 2001 (filed herewith)

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

                10.14       Amendment to Lease for the Company's executive offices dated June 10, 1994 (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

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


                                    22 of 24

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

                10.26       $15,000,000.00 Credit Agreement dated as of June 13, 2000 between Outback Steakhouse,
                            Inc. and Wachovia Bank, N.A. (included as an exhibit to Registrant's Annual Report on
                            Form 10-K for the year ended December 31, 2000 and incorporated  herein by reference)

                10.27       First Amendment to Credit Agreement dated December 20, 2000 by and among Outback
                            Steakhouse, Inc., a Delaware corporation (the "Borrower"), Wachovia Bank, N.A., as Agent and a bank, Suntrust Bank, Southtrust Bank, The Huntington National Bank, Hibernia
                            National Bank and Bank of America, N.A. (collectively referred to Herein as the "Banks")
                            (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended
                            December 31, 2000 and incorporated herein by reference)

                10.28       Outback Steakhouse, Inc. Amended and Restated Stock Option Plan (included as an exhibit to
                            Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

                10.29       Second Amendment to Employment Agreement dated October 15, 2000 between Paul Avery and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated  herein by reference)

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


                                    23 of 24

                                        SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    OUTBACK STEAKHOUSE, INC.



                                    By: /s/ Chris T. Sullivan
                                        ---------------------------------------
                                        CHRIS T. SULLIVAN, CHAIRMAN

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ Chris T. Sullivan                             Chairman, Chief Executive Officer                             March 28, 2002
------------------------------------              and Director (Principal Executive Officer)
Chris T. Sullivan


/s/ Robert S. Merritt                             Senior Vice President, Chief Financial Officer,               March 28, 2002
------------------------------------              Treasurer and Director (Principal Financial Officer
Robert S. Merritt                                 and Principal Accounting Officer)


/s/ Robert D. Basham                              President, Chief Operating Officer and Director               March 28, 2002
------------------------------------
Robert D. Basham


/s/ J. Timothy Gannon                             Senior Vice President and Director                            March 28, 2002
------------------------------------
J. Timothy Gannon


/s/ Paul E. Avery                                 Director                                                      March 28, 2002
------------------------------------
Paul E. Avery


/s/ John A. Brabson                               Director                                                      March 28, 2002
------------------------------------
John A. Brabson, Jr.


/s/ Charles H. Bridges                            Director                                                      March 28, 2002
------------------------------------
Charles H. Bridges


/s/ W.R. Carey, Jr.                               Director                                                      March 28, 2002
------------------------------------
W.R. Carey, Jr.


/s/ Edward L. Flom                                Director                                                      March 28, 2002
------------------------------------
Edward L. Flom


/s/ Debbi Fields Rose                             Director                                                      March 28, 2002
------------------------------------
Debbi Fields Rose


/s/ Nancy Schneid                                 Director                                                      March 28, 2002
------------------------------------
Nancy Schneid


/s/ Lee Roy Selmon                                Director                                                      March 28, 2002
------------------------------------
Lee Roy Selmon


/s/ Toby S. Wilt                                  Director                                                      March 28, 2002
------------------------------------
Toby S. Wilt




                                    24 of 24