Form 10-Q
period 2002-03-31
OUTBACK STEAKHOUSE INC
filed 2002-05-15
CIK 874691

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              _______________

                                 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002
                                    or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________________ to _____________

Commission File Number: 1-15935


                        OUTBACK STEAKHOUSE, INC.(R)
          (Exact name of registrant as specified in its charter)

                              _______________

         DELAWARE                  59-3061413
      (State or other            (IRS Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

   2202 NORTH WEST SHORE BOULEVARD, 5TH         33607
          FLOOR, TAMPA, FLORIDA             (Zip Code)
(Address of principal executive offices)

                              (813) 282-1225
       -------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate  by  check mark whether the registrant (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject  to
such filing requirements for the past 90 days. Yes   X  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2002, there were approximately 77,216,000 shares of Common Stock, $.01 par value outstanding.

                                  1 of 25
                        OUTBACK STEAKHOUSE, INC.(R)

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






























                                  2 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                      March 31,  December 31,
                                         2002        2001
ASSETS                                (unaudited)
CURRENT ASSETS                         ---------   --------
  Cash and cash equivalents...........  $105,355   $115,928
  Short term investments..............    20,403     20,310
  Inventories.........................    36,101     38,775
  Other current assets................    20,342     31,347
                                       ---------   --------
  Total current assets................   182,201    206,360
PROPERTY, FIXTURES AND EQUIPMENT, NET.   841,620    813,065
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES, NET......    53,800     46,485
OTHER ASSETS..........................   168,743    171,838
                                       ---------   --------
                                      $1,246,364 $1,237,748
                                      ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable....................   $34,741    $47,179
  Sales taxes payable.................    14,058     13,096
  Accrued expenses....................    62,847     56,587
  Unearned revenue....................    23,797     60,135
  Income taxes payable................    11,393
  Current portion of long-term debt...    12,572     12,763
                                       ---------   --------
  Total current liabilities...........   159,408    189,760
DEFERRED INCOME TAXES.................    23,577     22,878
LONG-TERM DEBT........................    14,253     13,830
OTHER LONG-TERM LIABILITIES...........    24,500     24,500
                                       ---------   --------
  Total liabilities...................   221,738    250,968
INTEREST OF MINORITY PARTNERS IN       ---------   --------
  CONSOLIDATED PARTNERSHIPS...........    45,827     44,936
                                       ---------   --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
  shares authorized; 78,554 and 78,554
  shares issued; and 76,964 and 76,913
  outstanding as of March 31, 2002 and
  December 31, 2001, respectively.....       786        786
  Additional paid-in capital..........   224,757    220,648
  Retained earnings...................   799,882    762,414
                                       ---------   --------
                                       1,025,425    983,848
  Less treasury stock, 1,590 shares
  and 1,641 shares at March 31, 2002
  and December 31, 2001,
  respectively, at cost...............   (46,626)   (42,004)
                                       ---------   --------
  Total stockholders' equity..........   978,799    941,844
                                       ---------   --------
                                      $1,246,364  $1,237,748
                                      ==========  ==========
         See notes to unaudited consolidated financial statements.
                                  3 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                     CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except per share data, unaudited)
                                 Three Months Ended
                                      March 31,
                                    2002       2001
REVENUES                           -------   --------
 Restaurant sales...............  $574,555   $516,654
 Other revenues.................     4,434      4,599
                                   -------   --------
   TOTAL REVENUES...............   578,989    521,253
COSTS AND EXPENSES:                -------   --------
   Cost of sales................   214,808    195,124
   Labor & other related........   138,302    122,990
   Other restaurant operating...   114,049    101,045
   Depreciation & amortization..    17,938     15,968
   General & administrative.....    21,129     19,262
   Income from operations of
    unconsolidated  affiliates..    (1,552)    (1,001)
                                   -------   --------
      Total costs and expenses..   504,674    453,388
                                   -------   --------
INCOME FROM OPERATIONS..........    74,315     67,865
OTHER INCOME (EXPENSE), NET.....      (317)    (1,235)
INTEREST INCOME (EXPENSE), NET..       236      1,124
INCOME BEFORE ELIMINATION OF       -------   --------
   MINORITY PARTNERS' INTEREST
   AND INCOME TAXES.............    74,234     67,754
ELIMINATION OF MINORITY PARTNERS'
   INTEREST.....................    10,368      9,106
                                   -------   --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES..................    63,866     58,648
PROVISION FOR INCOME TAXES......    22,481     20,761
                                   -------   --------
NET INCOME......................   $41,385   $ 37,887
                                   =======   ========
BASIC EARNINGS PER COMMON SHARE.   $  0.54   $   0.50
BASIC WEIGHTED AVERAGE NUMBER OF   =======   ========
   COMMON SHARES OUTSTANDING....    77,078     76,539
                                   =======   ========
DILUTED EARNINGS PER COMMON SHARE  $  0.52   $   0.49
DILUTED WEIGHTED AVERAGE NUMBER    =======   ========
  OF COMMON SHARES OUTSTANDING..    80,039     77,755
                                   =======   ========
         See notes to unaudited consolidated financial statements.
                                  4 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)
                                          Three Months Ended
                                              March 31,
                                            2002       2001
Cash flows from operating activities:     --------  --------
Net income............................... $ 41,385  $ 37,887
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation...........................   17,336    14,439
  Amortization...........................      602     1,529
  Minority partners' interest in
     consolidated partnerships' income...   10,368     9,106
  Income from unconsolidated affiliates..   (1,552)   (1,001)
  Change in assets and liabilities:
     Decrease (increase) in inventories..    2,674    (5,684)
     Decrease (increase) in other
         current assets..................   11,005    (5,947)
     Decrease (increase) in other assets.    2,493    (2,154)
     Increase in accounts payable,
       sales taxes payable, and accrued
       expenses..........................   (5,216)   (3,397)
     Decrease in unearned revenue........  (36,338)  (32,577)
     Increase in income taxes payable....   15,502     7,692
     Increase in deferred income taxes...      699       117
     Net cash provided by operating       --------  --------
        activities.......................   58,958    20,010
Cash flows used in investing activities:  --------  --------
  Purchase of investment securities......      (93)
  Capital expenditures...................  (45,891)  (42,189)
  Change in investments in and advances
  to unconsolidated affiliates...........   (5,763)   (9,440)
     Net cash used in investing           --------  --------
        activities.......................  (51,747)  (51,629)
Cash flows from financing activities:     --------  --------
  Proceeds from issuance of long-term debt     232     1,218
  Proceeds from minority partners'
    contributions........................    2,732       325
  Distributions to minority partners.....  (12,209)   (9,660)
  Payments for purchase of treasury
    stock................................  (21,253)  (15,054)
  Proceeds from reissuance of treasury
    stock................................   12,714     2,120
     Net cash used in financing           --------  --------
       activities........................  (17,784)  (21,051)
Net decrease in cash and cash             --------  --------
  equivalents............................  (10,573)  (52,670)
Cash and cash equivalents at beginning
  of period..............................  115,928   131,604
Cash and cash equivalents at end of       --------  --------
  period................................. $105,355  $ 78,934
Supplemental disclosures of cash flow     ========  ========
  information:
  Cash paid for interest................. $     93  $    179
  Cash paid for income taxes............. $    280  $ 12,796
Supplemental disclosures of non-cash items:
  Assets/liabilities of businesses trans-
  ferred under contractual arrangements..           $ 22,000
         See notes to unaudited consolidated financial statements.
                                  5 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. Basis of Presentation

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

      Certain  amounts shown in the 2001 consolidated financial  statements
have   been  reclassified  to  conform  to  the  2002  presentation.  These
reclassifications   did  not  have  an  effect  on  total   assets,   total
liabilities, stockholders' equity or net income.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The December 31, 2001 consolidated balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and financial notes thereto included in the Company's
2001 Annual Report.

2.   Other Current Assets
     Other current assets consisted of the following (in thousands):
                                           March 31, December 31,
                                             2002      2001
                                         (unaudited)
                                         ----------- -----------
Deposits (including income tax deposits). $  1,911  $ 9,275
Accounts receivable......................    3,677    7,710
Accounts receivable franchisees..........    2,887    3,560
Prepaid expenses.........................   10,356    8,212
Other current assets.....................    1,511    2,590
                                          --------  -------
                                         $  20,342  $31,347
                                         =========  =======



                                  6 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

3.   Property, Fixtures and Equipment, Net
     Property, fixtures and equipment consisted of the following (in thousands):
                                          March 31,    December 31,
                                             2002         2001
                                        (unaudited)
                                        -----------    -----------
Land................................     $161,366     $ 158,314
Buildings & building improvements...      406,055       382,793
Furniture & fixtures................      105,033        99,767
Equipment...........................      254,987       238,285
Leasehold improvements..............      196,626       185,623
Construction in progress............       19,091        35,464
Accumulated depreciation............     (301,538)     (287,181)
                                        ---------     ---------
                                         $841,620     $ 813,065
                                         ========     =========
4.   Other Assets
     Other assets consisted of the following (in thousands):

                                          March 31,    December 31,
                                             2002         2001
                                        (unaudited)
                                        ----------     -----------
Intangible assets, net (including
   liquor licenses).................    $ 95,600       $ 94,453
Other assets........................      38,643         42,885
Assets of business transferred under
  contractual arrangement...........      15,500         15,500
Deferred license fee................      19,000         19,000
                                        --------       --------
                                        $168,743       $171,838
                                        ========       ========

     As of March 31, 2002, "Other Assets" included the following intangible assets subject to amortization (in thousands):

                                        March 31,       December 31,
                                          2002             2001
                                        (unaudited)
                                        -----------     -----------
Non-compete/non-disclosure and related
  contractual agreements.                $12,115         $10,141
Accumulated amortization                  (5,084)         (4,482)
                                         -------         -------
                                         $ 7,031         $ 5,659
                                         =======         =======

     Aggregate  amortization expense on the intangible assets  subject to  amortization was approximately $602,000 for the three months ended
March 31, 2002 and is estimated to be approximately $2,500,000 for each of the years ended December 31, 2002 through 2006. The net carrying amount
of   goodwill  as  of  December  31,  2001  and  March  31,  2002  was
approximately $79,661,000.
                                7 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

4.      Other Assets (continued)

In  January  2001, the Company entered into a ten year licensing  agreement with  an entity owned by minority interest owners of certain non-restaurant operations (referred to in some Company literature as Outback Sports).  The licensing agreement transferred the right and license to use certain assets of  these non-restaurant operations. License fees payable over the term  of the  agreement  total  approximately $22,000,000, of which  $20,500,000  is outstanding and consists of  $19,000,000 included in "Other Assets" and the current  portion of $1,500,000 included in "Other Current  Assets"  in  the
Consolidated   Balance   Sheet.  The  net  book  value  of these assets was
approximately $15,500,000  and was reclassified from the line item entitled
"Property, Fixtures and Equipment" to  "Other Assets" in  the  Consolidated
Balance Sheet. The corresponding long-term  liability  is included  in  the line  item  entitled  "Other  Long  Term Liabilities"  in  the Consolidated
Balance  Sheet.   The  Company  has deferred the  gain  associated with the
transaction until such time as the amounts due under the licensing agreement are  realized.  See Note 7 of Notes  to  Unaudited  Consolidated Financial
Statements.

5.   Long-term Debt
     Long-term debt consisted of the following (in thousands):

                                        March 31,    December 31,
                                          2002         2001
                                        (unaudited)
                                        ---------    -----------
Revolving line of credit, interest
  at 2.79% and 3.67% at March 31,
  2002 and December 31, 2001,
  respectively.........................   $10,000      $10,000
Other notes payable, uncollateralized,
  interest rates ranging from 4.40% to
  7.50% at both March 31, 2002
  and December 31, 2001................    16,825       16,593
                                           ------      -------
                                           26,825       26,593
Less current portion...................    12,572       12,763
                                           ------      -------
Long-term debt.........................   $14,253      $13,830
                                          =======      =======

      The  Company  has an uncollateralized revolving line of credit  which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the  30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (1.87%  to
2.33%  at March 31, 2002 and 1.87% to 1.98% at December 31, 2001). At March
31, 2002 and December 31, 2001 the unused portion of the revolving line  of credit  was $115,000,000. The line includes a credit facility fee  of  17.5 basis points and matures in December 2004.

      The Company has a $15,000,000 uncollateralized line of credit bearing interest  at  rates  ranging from 57.5 to 95.0  basis  points  over  LIBOR.
Approximately $3,850,000 and $4,350,000 of the line of credit was committed for  the  issuance of letters of credit at March 31, 2002 and December  31,
2001,  respectively.   The  remaining $11,150,000  at  March  31,  2002  is
available to the Company.

                                    8 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

5.   Long-term Debt (continued)

      The Company has notes payable with banks bearing interest at 7.5%  to support  the Company's international operations. As of March 31,  2002  and
December  31,  2001, the outstanding balance was approximately  $11,920,000 and $12,194,000, respectively.  The notes mature in July 2002.

      The Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $25,000,000 to support the Company's international operations. At March 31, 2002 and December 31, 2001, the borrowings totalled approximately $16,766,000 and $8,215,000, respectively.

     The  Company  is the guarantor of an uncollateralized line  of  credit which  permits  borrowing of up to $35,000,000, maturing in December  2004, for  one  of its franchisees. At March 31, 2002 and December 31, 2001,  the
outstanding   balance  was  approximately  $27,963,000   and   $26,354,000,
respectively.

     The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for one of its joint venture partners. At both March 31, 2002 and December 31, 2001, the outstanding balance was approximately
$19,427,000.

       The Company is the guarantor of bank loans made to certain franchisees. At March 31, 2002 and December 31, 2001, the outstanding balance on the loans was approximately $366,000 and $437,000, respectively.

      The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest. At both March 31, 2002 and December 31, 2001, the outstanding balance on the note was approximately $68,000,000.

      See  "Liquidity  and  Capital Resources" in  Item  2,   "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

                                  9 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

6.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                         March 31,  December 31,
                                            2002       2001
                                        (unaudited)
                                         ---------   ---------
Accrued payroll and other compensation..   $19,233     $19,207
Accrued insurance.......................    12,916      13,206
Accrued property taxes..................     6,862       6,970
Other accrued expenses..................    23,836      17,204
                                           -------     -------
                                           $62,847     $56,587
                                           =======     =======

7.   Other Long Term Liabilities
     Other long term liabilities consisted of the following (in thousands):

                                         March 31,  December 31,
                                            2002       2001
                                        (unaudited)
                                         ---------  -----------
Accrued insurance.......................  $  4,000   $   4,000
Other deferred liability................    20,500      20,500
                                          --------   ---------
                                          $ 24,500   $  24,500
                                          ========   =========

      In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,500,000 is outstanding. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. The corresponding long-term asset is included in the line item entitled "Other Assets". See Note 4 of Notes to Unaudited Consolidated Financial Statements.
                                 10 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

8.   Recently Issued Financial Accounting Standards
     "Business Combinations" and "Goodwill and Other Intangible Assets"

      On  June 30, 2001, the Financial Accounting Standards Board finalized
FAS  No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other
Intangible   Assets".  FAS  No.  141  requires  all  business  combinations initiated  after  June  30, 2001, to be accounted for  using  the  purchase method  of accounting.  With the adoption of FAS No. 142 effective  January
1,  2002,  goodwill is no longer subject to amortization. Rather,  goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  Under the new rules, an acquired intangible asset should  be separately recognized if the benefit of the intangible asset  is obtained  through contractual or other legal rights, or if  the  intangible asset  can  be sold, transferred, licensed, rented, or exchanged regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.

    Adoption of FAS No.142 effective January 1, 2002 is estimated to result
in the elimination of approximately $3,000,000 to  $5,500,000   of   annual
amortization,  subject  to  the  identification  of  separately  recognized intangibles which would continue to be amortized under the new  rules.  The
Company  is in the process of performing the initial impairment testing  of all  goodwill and has not yet quantified any initial impairment charge that might result upon adoption of FAS No. 142. Such impairment charges, if any, will be recognized in accordance with the provisions of FAS No. 142 in  the quarter ended June 30, 2002.

      The following table represents net income and earnings per share for prior periods had FAS No. 142 been in effect for those periods (in thousands except per share data, unaudited):

                                     Three Months Ended March 31,
                                          2002        2001
                                     ----------- ----------
Reported net income...............    $41,385     $  37,887
Add back: Goodwill amortization...                      791
                                     --------    ----------
Adjusted net income...............    $41,385     $  38,678
                                      =======     =========
BASIC EARNINGS PER SHARE
Reported net income...............    $  0.54     $    0.50
Goodwill amortization.............                     0.01
                                     --------    ----------
Adjusted net income...............    $  0.54     $    0.51
                                      =======     =========
DILUTED EARNINGS PER SHARE
Reported net income...............    $  0.52     $    0.49
Goodwill amortization.............                     0.01
                                      -------     ---------
Adjusted net income...............    $  0.52     $    0.50
                                      =======     =========
                                 11 of 25
                        OUTBACK STEAKHOUSE, INC.(R)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                               Three Months Ended
                                   March 31,
                               ----------------
                                2002    2001
REVENUES                       ------  -------
Restaurant sales..............   99.2%   99.1%
Other revenues................    0.8     0.9
                                -----  ------
TOTAL REVENUES................  100.0   100.0
COSTS AND EXPENSES:
  Cost of sales(1)............   37.4    37.8
  Labor & other related(1)....   24.1    23.8
  Other restaurant operating(1)  19.8    19.6
  Depreciation & amortization.    3.1     3.1
  General & administrative....    3.6     3.7
  Income from operations of
   unconsolidated affiliates..   (0.3)   (0.2)
     Total costs and expenses.   87.2    87.0
                                -----  ------
INCOME FROM OPERATIONS........   12.8    13.0
OTHER INCOME (EXPENSE), NET...   (0.1)   (0.2)
INTEREST INCOME...............    ( *)    0.2
                                -----  ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES............   12.8    13.0
ELIMINATION OF MINORITY
  PARTNERS' INTEREST..........    1.8     1.7
                                -----  ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES................   11.0    11.3
PROVISION FOR INCOME TAXES....    3.9     4.0
                                -----  ------
NET INCOME....................   7.1%     7.3%
                                =====  ======

(*)Percentages are less than 1/10 of one percent of total revenues.
(1) As a percentage of restaurant sales.


                                 12 of 25
                     Results of Operations (continued)

                                Three Months Ended
                                     March 31,
                                  --------------
                                   2002    2001
                                  ------  ------
System-wide sales (millions of dollars):
Outback Steakhouse restaurants
  Company owned...................  $486    $456
  Domestic franchised and
     development joint venture....    93      87
  International franchised and
     development joint venture....    23      21
                                  ------  ------
  Total...........................   602     564
                                  ------  ------
Carrabba's Italian Grills
  Company owned...................    62      48
  Development joint venture.......    22      16
                                  ------  ------
  Total...........................    84      64
                                  ------  ------
Other restaurants
  Company owned...................    27      13
  Franchised and development
    joint venture.................     3       -
                                  ------  ------
  Total...........................    30      13
                                  ------  ------
System-wide total.................  $716    $641
                                  ======  ======























                                 13 of 25

                     Results of Operations (continued)


                                                March 31,
                                               ------------
                                               2002   2001
                                               ----  ------
Number of restaurants (at end of the period):
Outback Steakhouses
  Company owned.............................    581     531
  Domestic franchised and development
    joint venture...........................    116     109
  International franchised and development
    joint venture...........................     49      42
                                                ---     ---
  Total.....................................    746     682
                                                ---     ---
Carrabba's Italian Grills
  Company owned.............................     77      60
  Development joint venture.................     28      21
                                                ---     ---
  Total.....................................    105      81
                                                ---     ---
Fleming's Prime Steakhouse and Wine Bars
  Company owned.............................     13       5
                                                ---     ---
Roy's
  Company owned.............................     12       6
  Franchised and development joint venture..      2       -
                                                ---     ---
  Total.....................................     14       6
                                                ---     ---
Zazarac
  Company owned.............................      -       1
                                                ---     ---
Lee Roy Selmon's
  Company owned.............................      1       1
                                                ---     ---
Bonefish Grills
  Company owned.............................      4       -
  Development joint venture.................      1       -
                                                ---     ---
  Total.....................................      5       -
                                                ---     ---
System-wide total...........................    884     776
                                                ===     ===









                                 14 of 25

Three months ended March 31, 2002 and 2001


      Revenues.   Total revenues increased by 11.1% to $578,989,000  during
the  first quarter of 2002 as compared with $521,253,000 in the same period in  2001.  The increase was attributable to the opening of new  restaurants after  March  31,  2001,  menu price increases at  Outback  Steakhouse  and
Carrabba's Italian Grills after March 2001, and per store revenue  increase during  the quarter of 3.1% at Carrabba's Italian Grills, partially  offset by  per store revenue decrease of 1.2% at Outback Steakhouse. The following table  depicts additional activities that influenced the period  to  period changes in revenues:


                                        Three Months Ended
                                            March 31,
                                         ----------------
                                            2002       2001
                                       ---------  ---------
Average unit volumes (weekly):
  Outback Steakhouses.................   $66,238    $67,735
  Carrabba's Italian Grills...........    64,253     61,980
Per person check averages:
  Outback Steakhouses.................    $19.01     $18.62
  Carrabba's Italian Grills...........     19.71      19.64
Year to year percentage change:
  Same-store sales:
    Outback Steakhouses...............     (1.2%)      2.3%
    Carrabba's Italian Grills.........      3.1%       8.6%
  Same-store customer counts:
    Outback Steakhouses...............     (3.2%)    (0.9%)
    Carrabba's Italian Grills.........      2.7%       7.6%

      Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, decreased in the first quarter of 2002 to 37.4% of restaurant sales as compared with 37.8% in the same period in 2001. The decrease was attributable to commodity cost decreases in beef and seafood, particularly shrimp, partially offset by higher produce costs. The decrease was also attributable to higher menu prices at Carrabba's Italian Grills and an increase in the proportion of new restaurant formats (Fleming's, Roy's and Bonefish Grills) which have lower average food costs than Outback Steakhouses and Carrabba's Italian Grills.

     Labor and other related expenses include all direct and indirect labor costs incurred in restaurant operations. Labor expenses increased as a percentage of restaurant sales by 0.3% to 24.1% in the first quarter of 2002 as compared with 23.8% in the same period in 2001. The increase resulted from higher hourly wage rates, enhanced employee health insurance benefits, lower average unit volumes at Outback Steakhouse and an increase in the proportion of new restaurant formats (Fleming's, Roy's and Selmon's) which have higher average labor costs than Outback Steakhouse and Carrabba's Italian Grills.


                                 15 of 25

      Other  restaurant  operating expenses include  all  other  unit-level operating  costs,  the  major components of which are  operating  supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs,  and other occupancy costs. A substantial portion of these  expenses are  fixed  or  indirectly  variable. These  costs  increased  by  0.2%  of restaurant  sales to 19.8% in the first quarter of 2002, as  compared  with
19.6%  in  the same period in 2001. The increase was attributable to  lower average  unit  volumes at Outback Steakhouse and expenses  associated  with opening  new restaurant formats. The increase was also attributable  to  an increase in the proportion of new restaurant formats (Fleming's, Roy's  and
Selmon's)  and  international Outback Steakhouses in operation  which  have
higher   average  restaurant  operating  expenses  than  domestic   Outback
Steakhouses  and  Carrabba's  Italian Grills. The  increase  was  partially offset  by higher average unit volumes for Carrabba's Italian Grills  which reduced  the  fixed  and  indirectly variable  costs  as  a  percentage  of restaurant sales.

      Depreciation  and amortization costs were 3.1% of total  revenues  in both the first quarter of 2002 and 2001. The impact of reduced amortization expense  due to the adoption of SFAS No. 142 "Goodwill and Other Intangible
Assets"  was  offset  by  higher  depreciation  costs.   The  increase   in
depreciation costs resulted primarily from additional depreciation  related to  new  unit development, new restaurant formats which have higher average construction  costs than Outback Steakhouse and Carrabba's  Italian  Grills and  lower  average unit volumes at Outback Steakhouse, Roy's and Fleming's
Prime Steakhouse.

       General   and  administrative  costs  increased  by  $1,867,000   to
$21,129,000  in the first quarter of 2002 compared with $19,262,000  during the same period in 2001. This increase resulted from an increase in overall administrative  costs  associated with operating  additional  domestic  and international  Outback  Steakhouses, Carrabba's Italian  Grills,  Fleming's
Prime  Steakhouses, Roy's and Bonefish Grills as well as  costs  associated with  the  development  of  new  restaurant formats  and  other  affiliated businesses.

      Income  from  operations of unconsolidated affiliates represents  the
Company's  portion  of the income from Outback Steakhouses  and  Carrabba's
Italian  Grills  operated as development joint ventures.  Income  from  the development joint ventures was $1,552,000 during the first quarter of  2002 as  compared with income of $1,001,000 during the same period in 2001. This increase  was  attributable to additional stores operating  as  development joint ventures in the first quarter of 2002 compared with the first quarter of  2001  and to an increase in average unit volumes at Carrabba's  Italian
Grills.

                                 16 of 25
      Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $6,450,000, to $74,315,000, in the first quarter of 2002 as compared with $67,865,000 in the same period in 2001.

      Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $317,000 during the first quarter of 2002 as compared with net other expense of $1,235,000 in the same period in 2001. The decrease in other expense resulted from decreased costs associated with other non-restaurant operations, gain of approximately $500,000 on the sale of an airplane and approximately $300,000 of lower costs related to life insurance cash surrender values during the first quarter of 2002 compared with the first quarter of 2001.

      Interest income (expense), net. Interest income was $236,000 during the first quarter of 2002 as compared with interest income of $1,124,000 in the same period in 2001. The period to period change in interest income resulted from lower interest rates on short term investments during the first quarter of 2002 compared with the same period in 2001 and increased interest expense due to higher average debt balances during the first quarter of 2002 compared with the first quarter of 2001.

      Elimination of minority partners' interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants and the ownership interests in certain other restaurants in which the Company is the majority owner.
As a percentage of revenues, these allocations were 1.8% and 1.7% during the quarters ended March 31, 2002 and 2001, respectively. The increase in the ratio is the result of improved performance of the new restaurant formats.

      Provision  for income taxes. The provision for income  taxes  in  the first quarter of both 2002 and 2001 reflected the expected income taxes due at  federal statutory rates and state income tax rates, net of the  federal benefit.  The effective income tax rate was 35.2% during the first  quarter
of  2002  and  was  35.4% during the first quarter of 2001.   The  decrease
resulted  from  tax  savings  associated  with  changes  in  the  Company's corporate state tax structure.

     Net income and earnings per share. Net income for the first quarter of 2002 was $41,385,000 as compared with $37,887,000 in the same period in 2001. Basic earnings per share increased to $0.54 during the first quarter of 2002 as compared with $0.50 for the same period in 2001. Diluted earnings per share increased to $0.52 during the first quarter of 2002 as compared with $0.49 for the same period in 2001.








                                 17 of 25

Liquidity and Capital Resources

     The  following  table presents a summary of the Company's  cash  flows
from   operating,  investing  and  financing  activities  for  the  periods indicated (in thousands).

                            Year Ended      Three Months Ended
                            December 31,   March 31,  March 31,
                               2001         2002       2001
                             ---------   ---------  ---------
Net cash provided by
   operating activities.....$ 228,821    $ 58,958    $ 20,010
Net cash used in investing
   activities............... (233,662)    (51,747)    (51,629)
Net cash used in financing
   activities...............  (10,835)    (17,784)    (21,051)
                               ------     --------   --------
Net decrease in cash and
cash equivalents............$ (15,676)   $(10,573)   $(52,670)
                            =========    ========    ========

      The Company requires capital principally for the development of restaurants. Capital expenditures totalled approximately $201,039,000 for the year ended December 31, 2001 and $45,891,000 and $42,189,000 during the first three months of 2002 and 2001, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to thirty years (including renewal periods) or purchases free standing restaurants where it is cost effective.

     During 2001, the Company  entered  into an agreement with the founders of Bonefish Grill ("Bonefish") to develop and operate Bonefish restaurants.
Under  the  terms  of  the  Bonefish  agreement, the  Company purchased the
Bonefish  restaurant  operating  system  for  approximately $1,500,000.  In addition, the interest in three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and the Company, and, in
exchange,   the  Company  committed  to  the  first  $7,500,000  of  future development costs of which approximately $1,353,000 had been expended as of
March 31, 2002.

      During  1999,  the Company formed joint ventures to  develop  Outback
Steakhouses  in  Brazil  and the Philippines. The  Company  purchased  four
Outback  Steakhouses in Korea in the first quarter of 2000 and will develop
future  Company  owned  Outback Steakhouses in Korea.    During  1999,  the
Company  also  entered  into  agreements  to  develop  and  operate   Roy's
Restaurants  and  Fleming's Prime Steakhouse and Wine  Bars  ("Fleming's").
Under  the  terms  of the Fleming's agreement, the Company purchased  three existing  Fleming's for $12,000,000 and committed to the first  $13,000,000 of  future development costs, all of which had been invested as of December
31, 2001.





                                 18 of 25

      At March 31, 2002, the Company has two uncollateralized lines of credit totalling $140,000,000. Approximately $3,850,000 is committed for the issuance of letters of credit. As of March 31, 2002, the Company had drawn $10,000,000 on the line of credit to finance the development of new restaurants. The Company expects that its capital requirements through the end of 2002 will be met by cash flows from operations and, to the extent needed, advances on its line of credit. See Note 5 of Notes to Unaudited
Consolidated Financial Statements.

      The Company has notes payable with banks bearing interest at 7.5% to support the Company's international operations. As of March 31, 2002, the outstanding balance was approximately $11,920,000.

     The Company is the  guarantor of two  uncollateralized lines of credit that  permit  borrowing  of  up  to  $25,000,000  to  support the Company's
international  operations.   At  March 31,  2002  the  borrowings  totalled
approximately $16,766,000.

      The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for one of its franchisees. At
March  31,  2002,  the  balance  on the line of  credit  was  approximately
$27,963,000.

      The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $24,500,000 for one of its joint venture partners. At March 31, 2002, the outstanding balance was approximately
$19,427,000.

       The Company is the guarantor of bank loans made to certain franchisees. At March 31, 2002, the outstanding balance on the loans was approximately $366,000.

      The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.2% equity interest. At March 31, 2002 the outstanding balance on the note was approximately $68,000,000.

      In connection with the Company's debt guarantees, as noted above, the Company is not aware of any non-compliance with the terms of the borrowing agreements that would result in the Company having to perform in accordance with the terms of the debt guarantees.

      On  July  26,  2000,  the Company's Board of Directors  authorized  a program to repurchase up to 4,000,000 shares of the Company's Common Stock.
The timing, price, quantity and manner of the purchases will be made at the discretion  of  management  and  will depend  upon  market  conditions.  In addition,  the  Board of Directors also authorized a program to  repurchase shares  on  a  regular basis to offset shares issued as a result  of  stock option  exercises.  The  Company  will fund  the  repurchase  program  with available  cash  and bank credit facilities. As of March  31,  2002,  under these  authorizations  the Company has repurchased approximately  3,813,000 shares of its Common Stock for approximately $101,118,000.




                                 19 of 25


OTHER

      See  Notes  4  and  7  of  Notes to Unaudited Consolidated  Financial
Statements for discussion of the Company's $22,000,000 licensing agreement for use of the assets of some of its non-restaurant operations.


OUTLOOK

     The following discussion of the Company's future operating results and expansion  strategy  and  other statements in  this  report  that  are  not historical  statements  constitute forward-looking  statements  within  the
meaning  of the Private Securities Litigation Reform Act of 1995.   Forward
looking   statements  represent  the  Company's  expectations   or   belief
concerning future events and may be identified by words such as "believes,"
"anticipates,"  "expects," "plans," "should" and similar  expressions.  The
Company's forward-looking statements are subject to risks and uncertainties that  could cause actual results to differ materially from those stated  or implied  in  the forward-looking statement. We have endeavored to  identify the  most  significant factors that could cause actual  results  to  differ materially  from those stated or implied in forward-looking  statements  in
the  section  entitled  "Cautionary  Statement"  below.   The  results   of
operations  for the interim periods are not necessarily indicative  of  the results to be expected for the full year.

      In the Outlook portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December
31, 2001, the Company provided guidance on the outlook for its businesses in 2002 and factors that may affect the Company's financial results. During the quarter ended March 31, 2002, average unit volumes at the Company's
Outback  Steakhouse  units decreased by approximately 2.1%.  The  Company's
2002 financial and operating plan discussed in Form 10-K planned for average unit volumes at Outback Steakhouse to be flat for the full year.
To the extent to which average unit volume trends remain weak, the Company's revenues and operating results may be affected for the remainder of 2002. The Company will reevaluate Outback menu pricing periodically and may change as economic and commodity conditions dictate.



                                 20 of 25



Expansion Strategy.

      The Company's goal is to add new restaurants to the Outback system during the remainder of 2002. The following table presents a summary of the expected restaurant openings for the full year 2002:

                                               2002
                                            --------

  Outback Steakhouses - Domestic
    Company owned                           38 to 40
    Franchised                               5 to 6
  Outback Steakhouses - International
    Company owned                            5 to 6
    Franchised                               8 to 10
  Carrabba's Italian Grills
    Company owned                           10 to 15
    Development joint venture                5 to 10
  Fleming's Prime Steakhouse and Wine Bars
    Company owned                            5
  Roy's
    Company owned                            2 to 3
    Franchised                               1
  Lee Roy Selmon's
    Company owned                            1
  Cheeseburger in Paradise
    Company owned                            1
  Bonefish Grill
    Company owned                            6 to 8
    Franchised                               1 to 2










                                 21 of 25
Cautionary Statement

      The  foregoing  Management's Discussion  and  Analysis  of  Financial
Condition  and  Results  of  Operations contains  various  "forward-looking statements"  within  the meaning of Section 27A of the Securities  Exchange
Act of 1933, as amended, and Section 21E of the Securities Exchange Act  of
1934,  as  amended.  Forward-looking  statements  represent  the  Company's expectations  or belief concerning future events, including the  following:
any  statements  regarding future sales and gross profit  percentages,  any statements  regarding  the  continuation  of  historical  trends,  and  any statements  regarding the sufficiency of the Company's  cash  balances  and cash  generated from operating and financing activities for  the  Company's
future   liquidity  and  capital  resource  needs.  Without  limiting   the
foregoing,   the  words  "believes",  "anticipates",  "plans",   "expects",
"should",  and similar expressions are intended to identify forward-looking statements.

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

(iii)     The Company's ability to expand is dependent upon various factors such  as  the  availability of attractive sites for  new  restaurants, ability to obtain appropriate real estate  sites at acceptable prices, ability  to obtain all required governmental permits including  zoning approvals  and liquor licenses on a timely basis, impact of government moratoriums  or approval processes, which could result in  significant
     delays,   ability   to   obtain   all   necessary   contractors    and
     subcontractors,  union activities such as picketing and  hand  billing that  could  delay  construction, the ability to  generate  or  borrow funds,  the ability to negotiate suitable lease terms, and the ability to recruit and train skilled management and restaurant employees;

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

       The Company's exposure to interest rate risk relates to its $140,000,000 revolving lines of credit with its banks. Borrowings under the agreement bear interest at rates ranging from 57.5 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At March 31, 2002 and
December 31, 2001, the Company had $10,000,000 outstanding on its lines of credit.

      Many food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain price floors and caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would affect the Company's competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

      This  market  risk  discussion contains  forward-looking  statements.
Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.




















                                 23 of 25
                        OUTBACK STEAKHOUSE, INC.(R)
                        PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
          None


    (b)  Reports on Form 8-K
          The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 14, 2002.


































                                 24 of 25
                                SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                            OUTBACK STEAKHOUSE, INC. (R)
Date:  May 15, 2002.        (Registrant)

                            By:  /s/ Robert S. Merritt
                                 Robert S. Merritt
                                 Senior Vice President,
                                 Finance (Principal Financial
                                 and Accounting Officer)


















                                 25 of 25