Form 10-Q
period 2002-06-30
OUTBACK STEAKHOUSE INC
filed 2002-08-14
CIK 874691

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
                                  or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File Number: 1-15935


                      OUTBACK STEAKHOUSE, INC.(R)
        (Exact name of registrant as specified in its charter)

                            _______________


         DELAWARE                  59-3061413
      ---------------         ------------------
      (State or other            (IRS Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)



2202 NORTH WEST SHORE BOULEVARD, 5TH FLOOR, TAMPA, FLORIDA    33607
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2002, there were 76,705,445 shares of Common Stock, $.01 par value, outstanding.

                                1 of 36

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



                                2 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                      CONSOLIDATED BALANCE SHEETS
                       (in thousands, unaudited)
                                       June 30,    December 31,
ASSETS                                   2002         2001
CURRENT ASSETS                        ----------    ---------
  Cash and cash equivalents...........  $150,845    $115,928
  Short term investments..............    20,567      20,310
  Inventories.........................    29,034      38,775
  Other current assets................    24,736      31,347
                                       ---------    --------
  Total current assets................   225,182     206,360
PROPERTY, FIXTURES AND EQUIPMENT, NET.   866,125     813,065
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES, NET......    50,289      46,485
GOODWILL AND OTHER INTANGIBLE
  ASSETS, NET.........................    97,153      94,453
OTHER ASSETS..........................    72,458      77,385
                                       ---------    --------
                                      $1,311,207  $1,237,748
                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.................... $  41,088  $   47,179
  Sales taxes payable.................    14,992      13,096
  Accrued expenses....................    64,008      56,587
  Unearned revenue....................    17,494      60,135
  Income taxes payable................    14,023
  Current portion of long-term debt...    15,254      12,763
                                       ---------    --------
  Total current liabilities...........   166,859     189,760
DEFERRED INCOME TAXES.................    32,839      22,878
LONG-TERM DEBT........................    14,661      13,830
OTHER LONG-TERM LIABILITIES...........    23,675      24,500
                                       ---------    --------
  Total liabilities...................   238,034     250,968
INTEREST OF MINORITY PARTNERS IN       ---------    --------
  CONSOLIDATED PARTNERSHIPS...........    42,453      44,936
                                       ---------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value,
  200,000 shares authorized;
    78,750 and 78,554 shares issued;
    and 77,470 and 76,913 shares
    outstanding as of June 30, 2002 and
    December 31, 2001, respectively..        788         786
  Additional paid-in capital.........    234,550     220,648
  Retained earnings..................    836,794     762,414
                                       ---------    --------
                                       1,072,132     983,848
  Less treasury stock, 1,280 and
  1,641 shares as of June 30, 2002
  and December 31, 2001, respectively,
  at cost............................    (41,412)    (42,004)
                                       ---------    --------
  Total stockholders' equity.........  1,030,720     941,844
                                       ---------    --------
                                      $1,311,207  $1,237,748
                                      ==========  ==========
       See notes to unaudited consolidated financial statements.
                                3 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                   CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, unaudited)

                                 Three Months Ended    Six Months Ended
                                       June 30,           June 30,
                                    2002    2001      2002       2001
REVENUES                           ------- --------  --------- ---------
 Restaurant sales..............   $591,422 $534,309 $1,165,977 $1,050,963
 Other revenues................      4,871    4,535      9,305      9,134
                                   ------- --------  ---------  ---------
   TOTAL REVENUES..............    596,293  538,844  1,175,282  1,060,097
COSTS AND EXPENSES:                ------- --------  ---------  ---------
   Cost of sales...............    217,333  205,344    432,141    400,468
   Labor & other related.......    144,659  127,910    282,961    250,900
   Other restaurant operating..    118,381  105,413    232,430    206,458
   Depreciation & amortization.     18,738   16,821     36,676     32,789
   General & administrative....     22,207   20,478     43,336     39,740
   Income from operations of
     unconsolidated affiliates.     (1,549)    (977)    (3,101)    (1,978)
                                   ------- --------  ---------   --------
    Total costs and expenses...    519,769  474,989  1,024,443    928,377
                                   ------- --------  ---------   --------
INCOME FROM OPERATIONS.........     76,524   63,855    150,839    131,720
OTHER INCOME (EXPENSE), NET....       (663)     275       (980)      (960)
INTEREST INCOME (EXPENSE), NET.        320      637        556      1,761
INCOME BEFORE ELIMINATION OF       ------- --------  ---------   --------
   MINORITY PARTNERS' INTEREST
   AND INCOME TAXES............     76,181   64,767    150,415    132,521
ELIMINATION OF MINORITY PARTNERS'
   INTEREST....................     10,647    8,550     21,015     17,656
                                   ------- --------  ---------   --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES.................     65,534   56,217    129,400    114,865
PROVISION FOR INCOME TAXES.....     23,068   19,671     45,549     40,432
                                   ------- --------  ---------   --------
INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING
  PRINCIPLE....................     42,466   36,546     83,851     74,433
CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF
  TAXES).......................          -        -     (4,422)         -
                                   -------  -------    --------   --------
NET INCOME.....................    $42,466  $36,546    $ 79,429    $74,433
                                   =======  =======    ========   ========


       See notes to unaudited consolidated financial statements.
                                4 of 36


                      OUTBACK STEAKHOUSE, INC.(R)
                   CONSOLIDATED STATEMENTS OF INCOME
            (in thousands except per share data, unaudited)

                                Three Months Ended    Six Months Ended
                                      June 30,           June 30,
                                    2002     2001     2002      2001
BASIC EARNINGS PER COMMON SHARE    ------- -------- --------- --------
  Income before cumulative
   effect of a change in
   accounting principle.........   $  0.55 $   0.48 $   1.09 $   0.97
  Cumulative effect of a change
   in accounting principle (net
   of taxes)....................         -        -    (0.06)       -
                                   -------  ------- -------- --------
   Net Income...................   $  0.55 $   0.48 $   1.03 $   0.97
BASIC WEIGHTED AVERAGE NUMBER OF   ======= ======== ======== ========
   COMMON SHARES OUTSTANDING....    77,274   76,538   77,176   76,539
                                   ======= ======== ======== ========
DILUTED EARNINGS PER SHARE
  Income before cumulative
   effect of a change in
   accounting principle.........   $  0.53 $   0.47 $   1.05 $   0.95
  Cumulative effect of a change
   in accounting principle (net
   of taxes)....................         -        -    (0.06)       -
                                   ------- -------- -------- --------

   Net Income...................   $  0.53 $   0.47 $   0.99 $    0.95
DILUTED WEIGHTED AVERAGE NUMBER    ======= ======== ======== =========
 OF COMMON SHARES OUTSTANDING...    80,406   78,265   80,223    78,010
                                   ======= ======== ======== =========


       See notes to unaudited consolidated financial statements.


                                5 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, unaudited)
                                          Six Months Ended
                                              June 30,
                                           2002      2001
Cash flows from operating activities:    --------  --------
Net income.............................. $ 79,429  $ 74,433
Adjustments to reconcile net income to
  cash provided by operating
  activities:
  Depreciation..........................   35,360    29,667
  Amortization..........................    1,316     3,122
  Cumulative effect of a change in
  accounting principle..................    4,422
  Minority partners' interest in
     consolidated partnerships' income..   21,015    17,656
  Income from unconsolidated affiliates.   (3,101)   (1,978)
  Change in assets and liabilities:
     Decrease (increase) in inventories.    9,741   (7,204)
     Decrease (increase) in other
       current assets...................    6,611   (8,363)
     Decrease in goodwill, intangible
       assets and other assets..........    4,365     5,618
     Increase (decrease) in accounts
       payable, sales taxes payable,
       and accrued expenses.............    3,226    (4,374)
     Decrease in unearned revenue.......  (42,641)  (36,977)
     Increase (decrease) in income
       taxes payable....................   20,927  (13,621)
     Increase (decrease) in deferred
       income taxes.....................    9,961   (1,159)
     Decrease in other long-term
       liabilities......................    (825)
                                         --------  --------
     Net cash provided by operating
       activities.......................  149,806    56,820
Cash flows used in investing             --------  --------
activities:
  Purchase of investment securities.....     (257)
  Capital expenditures..................  (88,420)  (86,675)
  Change in investments in and advances
    to unconsolidated affiliates........     (703)  (16,305)
                                         --------  --------
     Net cash used in investing
       activities.......................  (89,380) (102,980)
Cash flows from financing activities:    --------  --------
  Proceeds from issuance of long-term debt  3,923    14,533
  Proceeds from minority partners'
    contributions.......................    4,459     3,223
  Distributions to minority partners....  (27,946)  (21,645)
  Repayments of long-term debt..........     (601)  (10,058)
  Payments for purchase of treasury
    stock...............................  (30,136)  (16,276)
  Proceeds from reissuance of treasury
    stock...............................   24,792    13,112
                                         --------  --------
     Net cash used in financing
       activities.......................  (25,509)  (17,111)
                                         --------  --------
Net increase (decrease) in cash and
  cash equivalents......................   34,917   (63,271)
Cash and cash equivalents at beginning
  of period.............................  115,928   131,604
                                         --------  --------
Cash and cash equivalents at end of
  period................................ $150,845  $ 68,333
                                         ========  ========
Supplemental disclosures of cash flow
information:
  Cash paid for interest................ $    613  $    356
  Cash paid for income taxes............ $  5,084  $ 40,363
Supplemental disclosures of non-cash items:
  Assets/liabilities of businesses
    transferred under contractual
    arrangements........................           $ 22,000
  Purchase of minority partners'
    interest............................ $  7,876  $  4,161
       See notes to unaudited consolidated financial statements.
                                6 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
1. Basis of Presentation

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

2.   Other Current Assets
     Other current assets consisted of the following (in thousands):
                                        June 30,   December 31,
                                          2002       2001
                                       (unaudited)
                                        ---------  ---------
Deposits (including income tax deposits).$  1,896  $ 9,275
Accounts receivable......................   6,126    7,710
Accounts receivable franchisees..........   2,932    3,560
Prepaid expenses.........................  13,771    8,212
Other current assets.....................      11    2,590
                                         --------  -------
                                        $  24,736  $31,347
                                          =======  =======

                                7 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

3.   Property, Fixtures and Equipment, Net
     Property, fixtures and equipment consisted of the following (in thousands):
                                        June 30,  December 31,
                                          2002      2001
                                     (unaudited)
                                        --------  ---------
Land...............................     $166,048  $ 158,314
Buildings & building improvements..      424,489    382,793
Furniture & fixtures...............      109,004     99,767
Equipment..........................      265,652    238,285
Leasehold improvements.............      198,051    185,623
Construction in progress...........       23,388     35,464
Accumulated depreciation...........     (320,507)  (287,181)
                                        --------   --------
                                        $866,125  $ 813,065
                                        ========  =========

4.   Goodwill and Other Intangible Assets, Net
     Goodwill and other intangible assets consisted of the following
(in thousands):

                                        June 30,  December 31,
                                          2002      2001
                                     (unaudited)
                                       --------- --------
Goodwill, net......................    $81,720     $ 80,074
Intangible assets, net (including
  liquor licenses).................     15,433       14,379
                                        ------     --------
                                       $97,153     $ 94,453
                                        ======      =======

     "Intangible assets" included the following intangible assets subject to amortization (in thousands):

                                      June 30,   December 31,
                                        2002        2001
                                     (unaudited)
                                      ---------  ---------
Non-compete/non-disclosure and
  related contractual agreements....   $ 12,245 $ 10,141
Accumulated amortization............     (5,798)  (4,482)
                                       -------- --------
                                       $  6,447 $  5,659
                                       ======== ========

      Aggregate amortization expense on the intangible assets  subject to  amortization was approximately $1,316,000 for the six months ended
June  30,  2002  and is estimated to be approximately   $2,500,000  to
$3,000,000 for each of the years ended December 31, 2002 through 2006.
The  net  carrying amount of goodwill as of June 30, 2002 and December
31, 2001 was approximately $81,720,000 and $80,074,000, respectively.
                                8 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

5.   Other Assets
     Other assets consisted of the following (in thousands):

                                        June 30,  December 31,
                                          2002      2001
                                      (unaudited)
                                       ---------   --------
Other assets.........................  $37,973     $ 42,885
Assets of business transferred under
  contractual arrangement............   13,985       15,500
Deferred license fee.................   20,500       19,000
                                       -------     --------
                                       $72,458     $ 77,385
                                       =======     ========

     In  January  2001, the Company entered into a ten-year  licensing agreement with an entity owned by minority interest owners of  certain non-restaurant operations (referred to in some Company  literature  as
Outback  Sports). The licensing agreement transferred  the  right  and license  to  use  certain  assets of these non-restaurant  operations.
License   fees   payable  over  the  term  of  the   agreement   total
approximately $22,000,000 of which $20,500,000 is outstanding  and  is included  in  "Other  Assets"  in the Unaudited  Consolidated  Balance
Sheet.

     In  July  2002,  the Company agreed to defer the  July  31,  2002 scheduled  payment of $1,125,000 and the November 30,  2002  scheduled payment  of  $375,000  for  one year.  The remaining  eight  scheduled annual  installments of $2,375,000 per year were also extended by  one year from 2003 through 2010 to 2004 through 2011.

     The net book value of these assets is approximately $13,985,000 and has been reclassified from the line item entitled "Property, Fixtures and Equipment" to "Other Assets" in the Consolidated Balance
Sheet. The corresponding long-term liability is included in the line item entitled "Other Long Term Liabilities" in the Consolidated
Balance Sheet. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. See Note 8 of Notes to Unaudited Consolidated
Financial Statements.

                                9 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

6.   Long-term Debt
     Long-term debt consisted of the following (in thousands):

                                        June 30,   December 31,
                                           2002       2001
                                        (unaudited)
                                        ---------  ---------
Revolving line of credit, interest at
  2.79% and 3.67% at June 30, 2002
  and December 31, 2001, respectively...  $10,000   $10,000
Other notes payable, uncollateralized,
  interest rates ranging from 3.55% to
  6.75% at June 30, 2002 and 4.40% to
  7.50% at December 31, 2001............   19,915    16,593
                                        ---------   -------
                                           29,915    26,593
Less current portion....................   15,254    12,763
                                        ---------   -------
Long-term debt..........................  $14,661   $13,830
                                        =========   =======

LONG-TERM DEBT

     The Company has an uncollateralized revolving line of credit that permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate ("LIBOR")
(1.84%  to  1.95% at June 30, 2002 and 1.87% to 1.98% at December  31,
2001). At June 30, 2002 and December 31, 2001 the unused portion of the revolving line of credit was $115,000,000. The line includes a credit facility fee of 17.5 basis points and matures in December 2004.

     The  Company  has a $15,000,000 uncollateralized line  of  credit bearing interest at rates ranging from 57.5 to 95.0 basis points  over
LIBOR.  Approximately $3,850,000 and $4,350,000 of the line of  credit was  committed for the issuance of letters of credit at June 30,  2002 and  December  31, 2001, respectively.  The remaining  $11,150,000  at
June 30, 2002 is available to the company.

     The  Company  has  notes payable with banks bearing  interest  at
6.75% to support the Company's Korean operations. As of June 30,  2002 and  December  31,  2001,  the outstanding balance  was  approximately
$14,144,000 and $12,194,000, respectively.  The notes mature  in  July
2002.

DEBT GUARANTEES

     The  Company  is  the  guarantor of two uncollateralized lines of credit  that permit borrowing of up to $25,000,000 for its  franchisee operating Outback Steakhouses in Japan.  At June 30, 2002 and December
31,   2001  the  borrowings  totaled  approximately  $14,584,000   and
$8,215,000,  respectively.  (See further discussion in "Liquidity  and
Capital Resources" in Item 2, "Management's Discussion and Analysis of
Financial Condition and Results of Operations".)

                               10 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
6.   Long-term Debt (continued)

      The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to $35,000,000, maturing in December 2004, for its franchisee operating Outback Steakhouses in California. At June 30, 2002 and December 31, 2001, the outstanding balance was approximately $28,408,000 and $26,354,000, respectively.

      The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy's restaurants. At June 30, 2002 and December 31,
2001, the outstanding balance was approximately $19,562,000 and $19,427,000, respectively.

      The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouse restaurants. At June 30, 2002 and December 31, 2001, the outstanding balance on the loans was approximately $304,000 and $437,000, respectively.

     The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for Kentucky Speedway in which the Company has a 22.22% equity interest and in which the Company operates catering and concession facilities. At June 30, 2002 and December 31, 2001, the outstanding balance on the note was approximately $68,000,000.

DEBT AND DEBT GUARANTEE SUMMARY

     The Company's contractual debt obligations and debt guarantees as of June 30, 2002 are summarized in the table below (in thousands):
                                         Current   Long-term
                               Total     Portion    Portion
                             ---------   --------  ---------
Debt.......................   $29,915    $15,254   $14,661
Debt guarantees............   $94,249    $25,304   $68,945
Amount outstanding under
  debt guarantees..........   $72,303    $14,888   $57,415

      See  "Liquidity and Capital Resources" in Item 2,  "Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results   of
Operations."

7.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                  June 30,   December 31,
                                     2002       2001
                                  (unaudited)
                                   ---------  --------
Accrued payroll and other
  compensation..................   $  21,897  $ 19,207
Accrued insurance...............      16,593    13,206
Accrued property taxes..........       8,825     6,970
Other accrued expenses..........      16,693    17,204
                                      ------  --------
                                   $  64,008  $ 56,587
                                   =========  ========
                               11 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

8.   Other Long Term Liabilities
     Other long term liabilities consisted of the following (in thousands):

                                     June 30,   December 31,
                                       2002       2001
                                   (unaudited)
                                      -------   --------
Accrued insurance.................  $ 4,000     $  4,000
Other deferred liability..........   19,675       20,500
                                     ------     --------
                                    $23,675     $ 24,500
                                    =======     ========

      In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,500,000 is outstanding. The
Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. The corresponding long-term asset is included in the line item entitled "Other Assets". See Note 5 of Notes to Unaudited
Consolidated Financial Statements.

  9.   Business Combinations

      In June 2002, the Company issued approximately 34,000 shares of Common Stock to one area operating partner for its interest in nine
Outback Steakhouses in Ohio and Pennsylvania. The acquisition was accounted for by the purchase method and the related goodwill is included in the line item entitled "Goodwill and Other Intangible
Assets" in the Company's Unaudited Consolidated Balance Sheets.

     In April 2002, the Company exercised its option to convert its $5,300,000 preferred stock investment in its Hong Kong franchisee into ownership of three Outback Steakhouse restaurants formerly operated as franchises. The acquisition was accounted for by the purchase method.

     As part of the Company's realignment of its international operations, the Company issued approximately 194,000 shares of Common
Stock  in  May 2002 to purchase the 20% interest in Outback Steakhouse
International  LP  ("International") that it did not  previously  own.
The acquisition was accounted for by the purchase method and the related goodwill is included in the line item entitled "Goodwill and Other Intangible Assets" in the Company's Unaudited Consolidated
Balance Sheets. See discussion in "Liquidity and Capital Resources" in Item 2, "Managements Discussion and Analysis of Financial Condition and Results of Operations". Approximately 50% of International's restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

                               12 of 36


                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

10.  Recently Issued Financial Accounting Standards

     "Business Combinations" and "Goodwill and Other Intangible
Assets"

      On  June  30,  2001,  the Financial Accounting  Standards  Board
("FASB")   finalized  Statement  of  Financial  Accounting   Standards
("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill
and  Other  Intangible  Assets".  SFAS No. 141 requires  all  business combinations initiated after June 30, 2001, to be accounted for  using the  purchase method of accounting.  With the adoption of SFAS No. 142
effective   January  1,  2002,  goodwill  is  no  longer  subject   to
amortization. Rather, goodwill will be subject to at least  an  annual
assessment for impairment by applying a fair-value-based test.   Under
the  new  rules,  an  acquired intangible asset should  be  separately recognized if the benefit of the intangible asset is obtained  through contractual or other legal rights, or if the intangible asset  can  be sold,  transferred, licensed, rented, or exchanged regardless  of  the acquirer's  intent to do so. These intangible assets will be  required to be amortized over their useful lives.

      Adoption of SFAS No. 142 effective January 1, 2002 is estimated to result in the elimination of approximately $3,000,000 to $5,000,000 of annual amortization, subject to the identification of separately recognized intangible assets which would continue to be amortized under the new rules.

     In  connection  with the adoption of SFAS No.  142,  the  Company completed  the transitional impairment testing of goodwill during  the six  months ended June 30, 2002.  The adoption has been made effective
as  of  the  beginning  of  the Company's current  fiscal  year.   The
transitional  impairment  testing  resulted  in  an  initial  goodwill impairment  charge  of  approximately  $4,422,000,  net  of  taxes  of approximately $2,199,000, during the six month period ended  June  30,
2002.   In accordance with SFAS No. 142, the initial impairment charge was  recorded  as  a  cumulative effect  of  a  change  in  accounting principle in the Company's Consolidated Statements of Income  for  the
six month period ended June 30, 2002.


                               13 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

10.  Recently Issued Financial Accounting Standards (continued)

     "Business Combinations" and "Goodwill and Other Intangible
Assets"

     The following table represents net income and earnings per share for prior periods had SFAS No. 142 been in effect for those periods
(in thousands except per share data, unaudited):

                                   Three months ended June 30,      Six months ended June 30,
                                       2002            2001            2002            2001
                                  --------------  --------------  --------------  --------------
Reported income before
 cumulative effect of a change
 in accounting principle........    $  42,466         $  36,546       $  83,851       $  74,433
Add back: Goodwill
 amortization, net of taxes.....            -             1,001               -           1,954
Adjusted income before            -----------       -----------     -----------     -----------
 cumulative effect of a change
 in accounting principle........       42,466            37,547          83,851          76,387
Cumulative effect of a change
 in accounting principle (net
 of taxes)......................            -                 -         (4,422)               -
                                  -----------       -----------     -----------     -----------
Adjusted net income.............     $ 42,466          $ 37,547        $ 79,429        $ 76,387
                                      =======           =======         =======         =======
BASIC EARNINGS PER SHARE
Reported income before
 cumulative effect of a change
 in accounting principle........   $     0.55        $     0.48      $     1.09      $     0.97
Add back: Goodwill amortization,
 net of taxes...................            -              0.01               -            0.03
Adjusted income before            -----------       -----------     -----------     -----------
 cumulative effect of a change
 in accounting principle........         0.55              0.49            1.09            1.00
Cumulative effect of a change
 in accounting principle (net
 of taxes)......................            -                 -          (0.06)               -
                                  -----------       -----------     -----------     -----------
Adjusted net income.............   $     0.55        $     0.49      $     1.03      $     1.00
                                      =======           =======         =======         =======
DILUTED EARNINGS PER SHARE
Reported income before
 cumulative effect of a change
 in accounting principle........   $     0.53        $     0.47      $     1.05      $     0.95
Add back: Goodwill
 amortization, net of taxes.....            -              0.01               -            0.03
Adjusted income before            -----------       -----------     -----------     -----------
 cumulative effect of a change
 in accounting principle........         0.53              0.48            1.05            0.98
Cumulative effect of a change
 in accounting principle (net
 of taxes)......................            -                 -          (0.06)               -
                                  -----------       -----------     -----------     -----------
Adjusted net income.............   $     0.53        $     0.48      $     0.99      $     0.98
                                       =======           =======         =======         =======

                               14 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

10.  Recently Issued Financial Accounting Standards (continued)

     "Accounting for the Impairment or Disposal of Long-Lived Assets"

     In  August 2001, SFAS No. 144, "Accounting for the Impairment  or
Disposal  of Long-Lived Assets," was issued, replacing SFAS  No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets  to  Be Disposed Of," and portions of APB Opinion 30 "Reporting the  Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that  would have to be met to classify an asset as held-for-sale. SFAS
No.   144  retains  the  requirement  of  APB  Opinion  30  to  report discontinued  operations  separately from  continuing  operations  and extends  that  reporting to a component of an entity that  either  has been  disposed of or is classified as held for sale. SFAS No.  144  is effective  January 1, 2002 and was adopted by the Company as  of  that date.  The adoption of SFAS No. 144 did not have a material impact  on the  Company's financial condition or results of operations in the six months ended June 30, 2002.

     "Accounting for Exit or Disposal Activities"

     In  June  2002, the FASB voted in favor of issuing SFAS  No.  146
"Accounting  for Exit or Disposal Activities". SFAS No. 146  addresses
significant   issues  regarding  the  recognition,  measurement,   and
reporting  of  costs  that  are  associated  with  exit  and  disposal activities,  including  restructuring activities  that  are  currently accounted  for pursuant to the guidance that the Emerging Issues  Task
Force  (EITF)  has  set  forth  in EITF  Issue  No.  94-3,  "Liability
Recognition for Certain Employee Termination Benefits and Other  Costs
to   Exit  an  Activity  (including  Certain  Costs  Incurred   in   a
Restructuring)".  The scope of SFAS No. 146 also  includes  (1)  costs related to terminating a contract that is not a capital lease and  (2)
termination  benefits that employees who are involuntarily  terminated receive under the terms of a one-time benefit arrangement that is  not an  ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 is effective January 1, 2003.





                               15 of 36
                      OUTBACK STEAKHOUSE, INC.(R)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited)

      The  following table sets forth, for the periods indicated,  (i)
the   percentages   which  the  items  in  the   Company's   Unaudited
Consolidated   Statements  of  Income  bear  to  total  revenues,   or
restaurant sales as indicated, and (ii) selected operating data:

                           Three Months Ended Six Months Ended
                                  June 30,        June 30,
                                2002    2001    2002    2001
REVENUES                       ------  -----   ------  ------
Restaurant sales...............  99.2%   99.2%   99.2%   99.1%
Other revenues.................   0.8     0.8     0.8      0.9
                                -----  ------   -----   ------
TOTAL REVENUES................. 100.0   100.0   100.0    100.0
COSTS AND EXPENSES:             -----  ------   -----   ------
  Cost of sales (1)............  36.7    38.4    37.1     38.1
  Labor & other related (1)....  24.5    23.9    24.3     23.9
  Other restaurant operating (1) 20.0    19.7    19.9     19.6
  Depreciation & amortization..   3.1     3.1     3.1      3.1
  General & administrative.....   3.7     3.8     3.7      3.7
  Income from operations of
    unconsolidated affiliates..  (0.3)   (0.2)   (0.3)    (0.2)
     Total costs and expenses..  87.2    88.1    87.2     87.6
                                -----  ------   -----   ------
INCOME FROM OPERATIONS.........  12.8    11.9    12.8     12.4
OTHER INCOME (EXPENSE), NET....  (0.1)     (*)   (0.1)    (0.1)
INTEREST INCOME................   0.1     0.1     (*)      0.2
                                -----  ------   -----   ------
INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES.............  12.8    12.0    12.8     12.5
ELIMINATION OF MINORITY
  PARTNERS' INTEREST...........   1.8     1.6     1.8      1.7
                                -----  ------   -----   ------
INCOME BEFORE PROVISION FOR
  INCOME TAXES.................  11.0    10.4    11.0     10.8
PROVISION FOR INCOME TAXES.....   3.9     3.6     3.9      3.8
INCOME BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE.........   7.1     6.8     7.1      7.0
CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE (NET
  OF TAXES)....................                  (0.4)
                                -----   ------  ------  ------
NET INCOME.....................  7.1%     6.8%    6.7%    7.0%
                                =====  ======   =====   ======
(*)Percentages are less than 1/10 of one percent of total revenues.
(1) As a percentage of restaurant sales.

                               16 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)
                             Three Months Ended  Six Months Ended
                                     June 30,        June 30,
                                   2002    2001    2002    2001
System-wide sales (millions of    ------  ------  ------  ------
  dollars):
Outback Steakhouse restaurants
  Company owned.................    $503    $473    $989    $929
  Domestic franchised and
  development joint venture.....      97      94     190     181
  International franchised and
  development joint venture.....      22      19      45      40
                                  ------  ------  ------  ------
  Total.........................     622     586   1,224   1,150
                                  ------  ------  ------  ------
Carrabba's Italian Grills
  Company owned.................      62      50     124      98
  Development joint venture.....      23      18      45      34
                                  ------  ------  ------  ------
  Total.........................      85      68     169     132
                                  ------  ------  ------  ------
Other restaurants
  Company owned.................      26      11      53      24
  Franchised and development
  joint venture.................       2       -       5       -
                                  ------  ------  ------  ------
  Total.........................      28      11      58      24
                                  ------  ------  ------  ------
System-wide total...............    $735    $665  $1,451  $1,306
                                  ======  ======  ======  ======

                               17 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)
                                                 June 30,
                                               2002   2001
Number of restaurants (at end of the period):  ----  ------
Outback Steakhouses
  Company owned...............................  589     543
  Domestic franchised and development joint
  venture.....................................  118     111
  International franchised and development
  joint venture...............................   52      49
                                                ---     ---
  Total.......................................  759     703
                                                ---     ---
Carrabba's Italian Grills
  Company owned...............................   79      63
  Development joint venture...................   29      25
                                                ---     ---
  Total.......................................  108      88
Fleming's Prime Steakhouse and Wine Bars        ---     ---
  Company owned...............................   13       7
Roy's                                           ---     ---
  Company owned...............................   13       6
  Franchised and development joint venture....    2       1
                                                ---     ---
  Total.......................................   15       7
Zazarac                                         ---     ---
  Company owned...............................    -       2
Lee Roy Selmon's                                ---     ---
  Company owned...............................    1       1
Bonefish Grills                                 ---     ---
  Company owned...............................    6       -
  Development joint venture...................    1       -
                                                ---     ---
  Total.......................................    7       -
                                                ---     ---
System-wide total.............................  903     808
                                                ===     ===

                               18 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001 (unaudited)

      Revenues.   Restaurant sales increased by 10.7% to  $591,422,000
during the second quarter of 2002 as compared with $534,309,000 in the same  period in 2001. The increase was attributable to the opening  of
new  restaurants  after  June  30,  2001,  menu  price  increases   of
approximately 1.8% at Outback Steakhouse in May 2002 and approximately
0.4%  at Carrabba's Italian Grill in August 2001, and same store sales increases  during  the  quarter of 1.2% at  Company  owned  Carrabba's
Italian  Grills,  partially offset by same  store  sales  declines  of approximately 0.3% at Company owned Outback Steakhouses. The following table  depicts  additional activities that influenced  the  period  to
period   changes  in  restaurant  sales  at  domestic  Company   owned
restaurants for the three months ended June 30, 2002 and 2001.
                                        Three Months Ended
                                             June 30,
                                         2002       2001
Average unit volumes (weekly):         ---------  ---------
  Outback Steakhouses.................. $ 67,234   $ 68,206
  Carrabba's Italian Grills............   61,853     61,232
Estimated per person check averages:
  Outback Steakhouses..................   $18.79     $18.19
  Carrabba's Italian Grills............    19.43      19.36
Year to year percentage change:
  Same-store sales:
    Outback Steakhouses................    (0.3%)      0.7%
    Carrabba's Italian Grills..........     1.2%       7.0%
  Estimated same-store customer
  counts:
    Outback Steakhouses................    (3.6%)     (2.1%)
    Carrabba's Italian Grills..........     0.8%       6.8%
Note: Customer counts are based upon the number of customers served in the restaurants plus the number for which food is provided through "to go"  service  as  reported by the customer.  Customer  count  and  per person  check  average data may be affected by  the  accuracy  of  the information provided by the "to go" customers.

      Other  revenues, consisting primarily of initial franchise  fees and  royalties, increased by $336,000 to $4,871,000 during the  second quarter  of  2002 as compared with $4,535,000 in the  same  period  in
2001.   The  increase  was  attributable  to  higher  royalties   from
additional stores operated as franchises during the second quarter  of
2002 compared with the same period in 2001.

      Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, decreased in the second quarter of 2002 to 36.7% of restaurant sales as compared with 38.4% in the same period in 2001. The decrease was attributable to commodity cost decreases in beef, ribs, dairy and shrimp, partially offset by higher potato and produce costs. The decrease was also attributable to higher menu prices at both Outback Steakhouse and Carrabba's Italian Grills and a shift in the proportion of sales and cost of sales associated with non Outback Steakhouse restaurants which operate at lower cost of goods sold levels than Outback Steakhouse.

                               19 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001 (continued)

      Labor and other related expenses include all direct and indirect
labor   costs  incurred  in  restaurant  operations.  Labor   expenses
increased as a percentage of restaurant sales by 0.6% to 24.5% in  the second  quarter of 2002 as compared with 23.9% in the same  period  in
2001.  The  increase  resulted from higher employee  health  insurance costs, higher hourly employee bonus program costs, lower average  unit volumes at Outback Steakhouse and an increase in the proportion of new restaurant  formats and  international Outback  Steakhouses which have higher  average  labor  costs  than domestic Outback  Steakhouses  and
Carrabba's Italian Grills.

      Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.3% of restaurant sales to 20.0% in the second quarter of 2002, as compared with 19.7% in the same period in 2001. The increase was attributable to lower average unit volumes at Outback Steakhouse and was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's
Italian Grills. The increase was partially offset by lower natural gas costs and higher average unit volumes for Carrabba's Italian Grills which reduced the fixed and indirectly variable costs as a percentage of restaurant sales.

      Depreciation and amortization costs were 3.1% of total revenues in both the second quarter of 2002 and 2001. The impact of reduced amortization expense due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" was offset by higher depreciation costs. The increase in depreciation costs resulted primarily from additional depreciation related to new unit development, new restaurant formats which have higher average construction costs than Outback Steakhouse and Carrabba's Italian Grills and lower average unit volumes at Outback Steakhouse.

      General  and  administrative costs increased  by  $1,729,000  to
$22,207,000  in  the second quarter of 2002 compared with  $20,478,000 during  the  same  period  in  2001. This increase  resulted  from  an increase  in  overall administrative costs associated  with  operating additional  domestic and international Outback Steakhouses, Carrabba's
Italian Grills, Fleming's Prime Steakhouses, Roy's and Bonefish Grills
as  well  as  costs associated with the development of new  restaurant formats.

      Income from operations of unconsolidated affiliates represents the Company's portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $1,549,000 during the second quarter of 2002 as compared with income of $977,000 during the same period in 2001. This increase was attributable to additional stores operating as development joint ventures in the second quarter of 2002 and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during the second quarter of 2002.
                               20 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001 (continued)

      Income from operations. As a result of the increase in revenues,
the   changes  in  the  relationship  between  revenues  and  expenses discussed  above  and  the  opening of new  restaurants,  income  from operations  increased  by  $12,669,000 to $76,524,000  in  the  second quarter  of  2002 as compared with $63,855,000 in the same  period  in
2001.

      Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense  was  $663,000 during the second quarter of 2002  as  compared
with  net  other income of $275,000 in the same period in  2001.   The
increase  in  net  other  expense was the  result  of  a  decrease  of approximately  $800,000 in the cash surrender value  of  certain  life insurance  policies  and  to  the  Company's  portion  of  the  losses associated  with  the  operation of Kentucky  Speedway  in  which  the
Company has a 22.22% equity interest and in which the Company operates catering and concession facilities.

      Interest  income  (expense),  net.  Interest  income,  net,  was
$320,000  during the second quarter of 2002 as compared with  interest income,  net,  of $637,000 in the same period in 2001. The  period  to period change in interest income resulted from lower interest rates on short term investments during the second quarter of 2002 compared with the  same period in 2001 and increased interest expense due to  higher
average   debt   balances  on  borrowings  used  to  support   Outback
Steakhouse's  international operations during the  second  quarter  of
2002 compared with the second quarter of 2001.

      Elimination of minority partners' interests. The allocation of minority partners' income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants and the ownership interests in certain other restaurants in which the Company has a controlling interest. As a percentage of revenues, these allocations were 1.8% and 1.6% during the quarters ended June 30, 2002 and 2001, respectively. The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants which have a higher percentage of minority interest than the Company's older formats.

     Provision for income taxes. The provision for income taxes in the second  quarter  of both 2002 and 2001 reflected the  expected  income taxes  due at federal statutory rates and state income tax rates,  net of the federal benefit. The effective income tax rate was 35.2% during the second quarter of 2002 and the effective income tax rate was 35.0%
during  the  second  quarter  of  2001.    Approximately  50%  of  the
Company's international restaurants in which the Company has a  direct investment are owned through a Cayman Island corporation.

      Net  income  and earnings per share. Net income for  the  second quarter  of 2002 was $42,466,000 as compared with $36,546,000  in  the same  period  in  2001. Basic earnings per share  increased  to  $0.55 during the second quarter of 2002 as compared with $0.48 for the  same period  in 2001. Diluted earnings per share increased to $0.53  during the  second quarter of 2002 as compared with $0.47 for the same period in 2001.
                               21 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2002 and 2001 (unaudited)

       Revenues.   Total  restaurant  sales  increased  by  10.9%   to
$1,165,977,000  during  the  first  half  of  2002  as  compared  with
$1,050,963,000 in the same period in 2001. The increase was  primarily attributable  to the opening of new restaurants after June  30,  2001, menu  price  increases of approximately 1.8% in May  2002  at  Outback
Steakhouse  and menu price increases of approximately  0.5%  in  April
2001  and  0.4%  in  August 2001 at Carrabba's  Italian  Grills.   The
increase  was  also attributable to same store sales increases  during the  first  half of 2002 of 2.1% for Company owned Carrabba's  Italian
Grills, partially offset by same store sales declines of approximately
0.7% at Company owned Outback Steakhouses. The following table depicts additional activities that influenced the period to period changes  in restaurant  sales at domestic Company owned restaurants  for  the  six months ended June 30, 2002 and 2001.

                                   Six Months Ended
                                       June 30,
                                    2002     2001
Average unit volumes(weekly):      -------  -------
  Outback Steakhouses..............$66,830  $67,943
  Carrabba's Italian Grills........ 63,077   61,593
Estimated per person check
averages:
  Outback Steakhouses.............. $18.84   $18.36
  Carrabba's Italian Grills........  19.74    19.61
Year to year percentage change:
  Same-store sales:
     Outback Steakhouses...........  (0.7%)    1.5%
     Carrabba's Italian Grills.....   2.1%     6.9%
  Estimated same-store customer
  counts:
     Outback Steakhouses...........  (3.4%)   (1.4%)
     Carrabba's Italian Grills.....   1.5%     5.5%
Note: Customer counts are based upon the number of customers served in the restaurants plus the number for which food is provided through "to go"  service  as  reported by the customer.  Customer  count  and  per person  check  average data may be affected by  the  accuracy  of  the information provided by the "to go" customers.

     Other   revenues,  consisting  of  initial  franchise  fees   and
royalties,  increased by $171,000 to $9,305,000 during the first  half
of  2002 as compared with $9,134,000 in the same period in 2001.   The
increase  was attributable to higher royalties from additional  stores operated as franchises during the first half of 2002 compared with the same period in 2001.

      Costs  and expenses. Cost of sales as a percentage of restaurant sales,  decreased  by  1.0% to 37.1% in the  first  half  of  2002  as compared  with  38.1%  in the same period in 2001.  The  decrease  was attributable  to  commodity cost decreases in beef, ribs,  butter  and
seafood  partially offset by higher potato costs.   The  decrease  was
also attributable to higher menu prices at both Outback Steakhouse and
Carrabba's Italian Grills and a shift in the proportion of  sales  and cost  of  sales  associated with the Company's non Outback  Steakhouse restaurants  which  operate at lower cost of goods  sold  levels  than
Outback Steakhouse.

                               22 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2002 and 2001 (continued)

     Labor and other related expenses increased as a percentage of restaurant sales by 0.4% to 24.3% in the first half of 2002 as compared with 23.9% in the same period in 2001. The increase resulted from higher employee health insurance costs, higher hourly employee bonus program costs, lower average unit volumes at Outback Steakhouse and an increase in the proportion of new restaurant formats and international Outback Steakhouses which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

     Other   restaurant  operating  expenses  increased  by  0.3%   of
restaurant  sales to 19.9% in the first half of 2002 as compared  with
19.6%  in  the  same period in 2001. The increase was attributable  to higher  insurance  costs,  lower  average  unit  volumes  for  Outback
Steakhouse and an increase in the proportion of new format restaurants and  international Outback Steakhouses in operation, which have higher average  restaurant operating expenses as a percentage  of  restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.
The  increase  was  partially  offset by lower  restaurant  preopening costs,  lower  natural gas costs and higher average unit  volumes  for
Carrabba's  Italian  Grills, which reduced the  fixed  and  indirectly variable costs as a percentage of restaurant sales.

     Depreciation and amortization costs were unchanged at 3.1% of total revenues for the second half of 2002 as compared with the same period in 2001. The impact of reduced amortization expense due to the adoption of FAS No. 142 "Goodwill and Other Intangible Assets" was offset by higher depreciation costs. The increase in depreciation costs resulted primarily from additional depreciation related to new unit development, new restaurant formats which have higher average construction costs than Outback Steakhouse and Carrabba's Italian
Grills and lower average unit volumes at Outback Steakhouse.

      General and administrative costs increased by $3,596,000 to $43,336,000 during the first half of 2002 as compared to with $39,740,000 during the same period in 2001. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses, Roy's and
Bonefish Grills as well as costs associated with the development of new restaurant formats.

      Income  from  operations  of  unconsolidated  affiliates  was  $
3,101,000 in the first six months of 2002 as compared with income of $1,978,000 in the same period in 2001. This increase was attributable to additional stores operating as development joint ventures in the first half of 2002 and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during the first half of 2002.

      Income from operations. As a result of the increase in revenues,
the   changes  in  the  relationship  between  revenues  and  expenses discussed  above  and  the  opening of new  restaurants,  income  from operations increased by $19,119,000, to $150,839,000 in the first half of 2002 as compared with $131,720,000 in the same period in 2001.

                               23 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2002 and 2001 (continued)

     Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $980,000 during the first six months of 2002 as compared with net other expense of $960,000 in the same period in 2001. The increase in the net expense resulted from the Company's portion of increased losses associated with the operation of Kentucky Speedway and a decrease of approximately $500,000 in the cash surrender values of certain life insurance policies, partially offset by a gain of approximately $500,000 on the sale of an airplane during the first six months of 2002 compared with the first six months of 2001.

      Interest  income  (expense), net. Interest income  was  $556,000 during  the first six months of 2002 as compared with interest  income of  $1,761,000  in the same period in 2001. The decrease  in  interest income  resulted  from lower interest rates on short term  investments during  the first six months of 2002 compared with the same period  in
2001  and  increased  interest expense  due  to  higher  average  debt
balances   on   borrowings   used  to  support   Outback   Steakhouses
international operations during the first six months of 2002  compared with the same period in 2001.

      Elimination of minority interests. As a percentage of revenues, these allocations were 1.8% and 1.7% during the six months ended June
30, 2002 and 2001, respectively. The increase in the ratio is the result of an increase in overall restaurant operations margins and improvement in the performance of new format restaurants.

     Provision for income taxes. The provision for income taxes in the first half of both 2002 and 2001 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the first six months of 2002 and 2001. Approximately 50% of the Company's international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

      Cumulative  effect  of  a change in accounting  principle.   The
cumulative  effect of a change in accounting principle represents  the effect  of  the adoption of the transitional impairment  provision  of
SFAS  No.  142, "Goodwill and Other Intangible Assets".  The  adoption has  been made effective as of the beginning of the Company's  current
fiscal  year.   The  cumulative effect of  the  change  in  accounting
principle  was approximately $4,422,000, net of taxes of approximately
$2,199,000,  during the six month period ended June 30,  2002.   Basic
and  diluted earnings per share were both reduced by $0.06 due to  the impact of the change in accounting principle.

      Net income and earnings per common share. Net income for the first half of 2002 was $79,429,000 as compared with pro forma net income of $74,433,000 in the same period in 2001. Basic earnings per share increased to $1.03 during the first half of 2002, as compared with $0.97 in the same period in 2001. Diluted earnings per share increased to $0.99 during the first half of 2002, as compared with $0.95 in the same period in 2001.

                               24 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).

                           Year Ended      Six Months Ended
                         December 31,   June 30,  June 30,
                               2001        2002      2001
                           ---------   --------  ---------
Net cash provided by
  operating activities..... $ 228,821  $149,806  $ 56,820
Net cash used in investing
  activities...............  (233,662)  (89,380) (102,980)
Net cash used in financing
  activities...............   (10,835)  (25,509)  (17,111)
                           ---------   --------  ---------
Net (decrease) increase in
  cash and cash equivalents $ (15,676) $ 34,917  $(63,271)
                            =========  ========  ========

      The Company requires capital principally for the development  of
new    restaurants.   Capital   expenditures   totaled   approximately
$201,039,000  for  year ended December 31, 2001  and  $88,420,000  and
$86,675,000   during  the  first  six  months  of   2002   and   2001,
respectively.   The  Company  either  leases  its  restaurants   under
operating  leases  for  periods ranging  from  five  to  thirty  years
(including  renewal  periods) or purchases free  standing  restaurants where it is cost effective.

      During  2001,  the  Company entered into an agreement  with  the founders  of  Bonefish  Grill  ("Bonefish")  to  develop  and  operate
Bonefish restaurants.  Under the terms of the Bonefish agreement,  the
Company  purchased  the  Bonefish  restaurant  operating  system   for
approximately  $1,500,000.  In addition, the  interest  in  the  three existing  Bonefish  Grills was contributed  to  a  partnership  formed between  the Bonefish founders and the Company, and, in exchange,  the
Company committed to the first $7,500,000 of future development  costs of  which  approximately $3,218,000 has been expended as of  June  30,
2002.

     The  Company  entered  into an agreement to develop  and  operate
Fleming's Prime Steakhouse and Wine Bars ("Fleming's"). Under the terms of the Fleming's agreement, the Company purchased three existing
Fleming's for $12,000,000 and committed to the first $13,000,000 of future development costs, all of which had been invested as of December 31, 2001.

     During 1999, the Company entered into an agreement to develop and operate Roy's Restaurants. Under the terms of the Roy's agreement, the Company paid a consulting fee of approximately $1,800,000 to Roy
Yamuguchi, founder of Roy's.

      The Company formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. During the second quarter of 2001, the Company purchased three Outback Steakhouses in Puerto Rico which had been previously operated as franchises and will also develop future
Company owned Outback Steakhouses in Puerto Rico. The Company is also developing Company owned restaurants internationally in Korea and Hong
Kong.
                               25 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     In connection with the realignment of the Company's international operations,  the  Company  expects  to  merge  the  interests  of  its
franchisee  operating  restaurants  in  Japan  into  a  new   Japanese
corporation which will be majority owned by the Company and which will have  responsibility for the future development of Outback  Steakhouse restaurants in Japan.  As part of the realignment, the Company expects to  become  directly  liable  for the debt guarantees,  which  totaled
$14,584,000, with a potential maximum of $25,000,000, as of  June  30,
2002,  referred  to  above  and  in  Note  5  of  Notes  to  Unaudited
Consolidated  Financial Statements.  As part of this transaction,  the
Company  also expects to invest approximately $2,000,000 in equity  in addition to the assumption of the bank debt.

LONG TERM DEBT

      At June 30, 2002, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $3,850,000 is committed for the issuance of letters of credit. As of June 30, 2002, the Company had borrowed $10,000,000 on the line of credit to finance the development of new restaurants. The Company expects that its capital requirements through the end of 2002 will be met by cash flows from operations and, to the extent needed, advances on its line of credit.
See Note 5 of Notes to Unaudited Consolidated Financial Statements.

     The Company has notes payable with banks bearing interest at 6.75% to support the Company's Korean operations. As of June 30, 2002, the outstanding balance was approximately $14,144,000.

DEBT GUARANTEES

      The  Company is the guarantor of two uncollateralized  lines  of credit  that permit borrowing of up to $25,000,000 for its  franchisee
operating  Outback  Steakhouses  in  Japan.   At  June  30,  2002  the
borrowings totalled approximately $14,584,000.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for its franchisee operating Outback Steakhouses in California. At June 30, 2002 the balance on the line of credit was approximately $28,408,000.

      The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner in the development of Roy's restaurants. At
June 30, 2002, the outstanding balance was approximately $19,562,000.

     The Company is the guarantor of bank loans made to its franchisee operating Outback Steakhouses in Mississippi. At June 30, 2002, the outstanding balance on the loans was approximately $304,000.

                               26 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     The Company is the guarantor of up to approximately $9,445,000 of a  $68,000,000 note for Kentucky Speedway ("Speedway")  in  which  the
Company  has a 22.2% equity interest and in which the Company operates catering  and concession facilities. At June 30, 2002 the  outstanding
balance  on  the  note was approximately $68,000,000.   The  Company's
investment is included in the line item entitled "Investments  In  and
Advances to Unconsolidated Affiliates".  Speedway has not yet  reached its operating break-even point.  Accordingly, the Company has made two additional  working capital contributions, $667,000 in  December  2001 and  $444,000  in  July 2002, in addition to its original  investment.
The   Company  anticipates  that  it  may  need  to  make   additional
contributions for its pro rata portion of future losses, if any.

      The Company is not aware of any non-compliance with the underlying terms of the borrowing agreements for which it provides a guarantee that would result in the Company having to perform in accordance with the terms of the guarantee.

DEBT AND DEBT GUARANTEE SUMMARY

     The  Company's contractual debt obligations, debt guarantees  and commitments as of June 30, 2002 are summarized in the table below  (in thousands):
                                         Current   Long-term
                               Total     Portion    Portion
                             ---------   --------  ---------
Debt......................   $29,915     $15,254    $14,661
Debt guarantees...........   $94,249     $25,304    $68,945
Amount outstanding under
  debt guarantees.........   $72,303     $14,888    $57,415

Commitments...............   $ 4,282     $ 4,282


SHARE REPURCHASE

      On July 26, 2000, the Company's Board of Directors authorized  a program  to repurchase up to 4,000,000 shares of the Company's  Common
Stock. The timing, price, quantity and manner of the purchases will be made  at  the  discretion of management and will  depend  upon  market conditions.  In  addition, the Board of Directors  also  authorized  a program  to  repurchase  shares on a regular basis  to  offset  shares issued  as a result of stock option exercises. During the period  from the  program  authorization date through June 30, 2002,  approximately
2,775,000 shares of the Company's Common stock have been issued as the
result  of  stock  option  exercises.   The  Company  will  fund   the
repurchase program with available cash and bank credit facilities.  As
of   June  30,  2002,  under  these  authorizations  the  Company  has repurchased  approximately 4,055,000 shares of its  Common  Stock  for approximately $110,000,000.  Subsequent to June 30, 2002, the  Company
has  repurchased approximately 784,000 shares of its Common Stock  for approximately $22,833,000.

                               27 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

      See  Notes 5 and 8 of Notes to Unaudited Consolidated  Financial
Statements for discussion of the Company's $22,000,000 licensing agreement for use of the assets of some of its non-restaurant operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The  Company's discussion and analysis of its financial condition  and results  of  operations  are  based upon  the  Company's  consolidated financial  statements,  which have been prepared  in  accordance  with accounting  principles  generally accepted in  the  United  States  of
America.  The  preparation of these financial statements requires  the
Company  to  make  estimates and judgments that  affect  the  reported amounts  of  assets, liabilities, revenues and expenses,  and  related disclosure  of contingent assets and liabilities during the  reporting period  (see  Note  1  of Notes to Consolidated  Financial  Statements
included  in our Annual report on Form 10-K).  The Company  bases  its estimates  on  historical experience and on various other  assumptions that  are  believed  to  be reasonable under  the  circumstances,  the results  of  which  form  the  basis for making  judgments  about  the carrying value of assets and liabilities that are not readily apparent from  other  sources.  Actual results may differ from these  estimates under  different assumptions or conditions.  The Company's significant accounting  policies are described in Note 1 of Notes to  Consolidated
Financial Statements included in our Annual Report on Form 10-K.   The
Company  considers the following policies to be the most  critical  in understanding  the  judgments  that  are  involved  in  preparing  its financial statements.

Property, Fixtures and Equipment

     Property,   fixtures  and  equipment  are   recorded   at   cost.
Depreciation is computed on the straight-line basis over the following estimated useful lives:

     Buildings and building improvements... 20 to 31.5 years
     Furniture and fixtures................          7 years
     Equipment.............................    2 to 15 years
     Leasehold improvements................    5 to 20 years

The  Company's  accounting policies regarding property,  fixtures  and
equipment   include  certain  management  judgments  and   projections
regarding  the  estimated  useful  lives  of  these  assets  and  what constitutes  increasing the value and useful life of existing  assets.
These  estimates,  judgments and projections  may  produce  materially different  amounts of depreciation expense than would be  reported  if different assumptions were used.






                               28 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Impairment of Long-Lived Assets

     The  Company assesses the impairment of identifiable intangibles,
long-lived   assets  and  goodwill  whenever  events  or  changes   in
circumstances indicate that the carrying value may not be recoverable.
Recoverability  of assets is measured by comparing the carrying  value of  the asset to the future cash flows expected to be generated by the
asset.   If  the total future cash flows were less than  the  carrying amount  of  the  asset, the carrying amount is  written  down  to  the estimated  fair value, and a loss resulting from value  impairment  is recognized by a charge to earnings.

     Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers compensation, general liability, health and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed in the following table:

     Workers Compensation..........    $   250,000
     General Liability.............    $   500,000
     Health........................    $   230,000
     Property damage...............    $ 5,000,000

     The Company records a liability for all unresolved claims and for an  estimate  of  incurred but not reported claims at the  anticipated cost  to  the  Company based on estimates provided by  a  third  party
administrator   and  insurance  company.   The  Company's   accounting
policies   regarding  insurance  reserves  include  certain  actuarial assumptions  and  management judgments regarding economic  conditions, the frequency and severity of claims and claim development history and settlement  practices.  Unanticipated changes  in  these  factors  may produce materially different amounts of expense that would be reported under these programs.







                               29 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue Recognition

      The Company records revenues for normal recurring sales upon the performance  of  services.  Revenues from the sales of franchises  are recognized as income when the Company has substantially performed  all of its material obligations under the franchise agreement.  Continuing
royalties,   which  are  a  percentage  of  net  sales  of  franchised
restaurants,  are  accrued as income when earned.   Unearned  revenues
primarily  represent  the Company's liability  for  gift  certificates which  have  been  sold but not yet redeemed and are recorded  at  the
anticipated   redemption  value.   When  the  gift  certificates   are
redeemed,  the  Company recognizes restaurant sales  and  reduces  the related deferred liability.

Principles of Consolidation

      The  consolidated financial statements include the accounts  and operations  of the Company and affiliated partnerships  in  which  the
Company  is  a  general partner and owns a controlling interest.   All
material   balances  and  transactions  have  been  eliminated.    The
unconsolidated affiliates are accounted for using the equity method.


OUTLOOK

      The  following  discussion  of the  Company's  future  operating results  and  expansion strategy and other statements in  this  report
that   are   not   historical  statements  constitute  forward-looking
statements  within  the  meaning of the Private Securities  Litigation
Reform   Act  of  1995.   Forward-looking  statements  represent   the
Company's expectations or beliefs concerning future events and may  be identified  by  words  such  as "believes," "anticipates,"  "expects,"
"plans," "should," "estimates" and similar expressions. The  Company's forward-looking statements are subject to risks and uncertainties that could cause actual results to differ  materially  from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially  from those stated or implied in forward-looking statements in  the section entitled "Cautionary Statement" below.  The results of operations  for the interim periods are not necessarily indicative  of the results to be expected for the full year.

     In the Outlook portion of Management's Discussion and Analysis Of
Financial Condition and Results of Operations in its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended
December 31, 2001, the Company provided information regarding the outlook for its businesses in 2002 and factors that may affect the Company's financial results for that year.

                               30 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

     In the Outlook portion of Management's Discussion and Analysis of Financial Condition and Results of Operations in its Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2002, the Company reported that average unit volumes for its Outback Steakhouse restaurants ("Outback") had decreased by approximately 2.1% during the quarter as compared with the same quarter a year ago and that to the extent to which average unit volume trends remained weaker than expected, the Company's revenues and operating results for the remainder of 2002 may be affected.

     The remaining paragraphs in this Outlook section update the information provided in the two Forms referenced above and the Company recommends that this section be read in conjunction with those Outlook sections.

     During the three month period ended June 30, 2002, as compared with the same period a year ago, average unit volumes for Outback declined by approximately 1.6% and average unit volumes for Carrabba's
Italian Grills ("Carrabba's") increased by approximately 2.4%. Results for both chains were below those anticipated in the Company's comments in Form 10-K referenced above. In an attempt to reverse the negative trend at Outback, in mid May a price increase of approximately 1.8% was implemented, and the Company has increased its planned 2002 television advertising expenditures by $5.4 million. The additional advertising will begin in September. Although the effect of these plans cannot be accurately forecast, the Company set a goal of achieving positive average unit volume gains at Outback for the second half of 2002 of one to two percent. As a result of the slowing of average unit volume increases for Carrabba's the Company is now anticipating gains of only one to three percent for the second half of 2002. To the extent to which these goals are not met and negative sales trends continue, the Company's revenues and operating results for the full year may fall short of its original objectives.

     During the quarter ended June 30, 2002, the Company benefited from lower than expected commodity costs for baby back ribs, shrimp and fresh fish. As a result of lower commodity costs and the effect of the price increase discussed above, the Company now expects cost of goods sold as a percentage of restaurant sales for the full year to be 40 to 50 basis points better than originally expected.

     Because  of lower than planned  average unit volumes, through the first  two  quarters  of  the year labor  costs  as  a  percentage  of restaurant  sales were 10 to 20 basis points higher than expected.  If
the   steps  taken  to  grow  average  unit  volumes  in  Outback  are successful,  labor cost ratios for the second half of 2002  should  be more in line with the guidance given in Form 10-K referenced above. If the  Company's  steps do not achieve their targeted objectives,  labor cost ratios for the full year will be higher than originally planned.

                               31 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK(continued)

     The  Company has not received the benefit it originally  expected from  a decline in natural gas costs. Accordingly, the Company is  now
planning  for  restaurant  operating  expenses  as  a  percentage   of
restaurant sales for the second half of the year to be 10 to 20  basis points higher than originally expected.

     The Company is now planning for the second half of 2002 for all other expense ratio variances to be comparable to those experienced in and reported for the first two quarters of 2002.

Expansion Strategy.

     The Company's goal is to add new restaurants during the remainder of 2002. The following table presents a summary of the expected restaurant openings for the full year 2002:

       Outback Steakhouses - Domestic
        Company owned                      28 to 30
        Franchised                          4 to 5
       Outback Steakhouses -
       International
        Company owned                      8 to 10
        Franchised                         8 to 10
       Carrabba's Italian Grills
        Company owned                     10 to 15
        Development joint venture          5 to 10
       Fleming's Prime Steakhouse and
       Wine Bars
        Company owned                         3
       Roy's
        Company owned                         1
        Franchised                            1
       Selmon's
        Company owned                         1
       Cheeseburger in Paradise
        Company owned                         1
       Bonefish Grill
        Company owned                       6 to 7
        Franchised                          2 to 3

                               32 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(iii)The  Company's  ability  to  expand  is  dependent  upon  various factors  such  as the availability of attractive  sites  for  new restaurants, ability to obtain appropriate real estate  sites  at acceptable  prices;  ability to obtain all required  governmental permits  including  zoning approvals and  liquor  licenses  on  a timely  basis,  impact  of  government  moratoriums  or  approval processes,  which could result in significant delays, ability  to
     obtain  all  necessary  contractors  and  subcontractors,   union
     activities  such as picketing and hand billing that  could  delay construction,  the  ability  to generate  or  borrow  funds,  the ability  to  negotiate suitable lease terms, and the  ability  to recruit and train skilled management and restaurant employees;

(iv) Price and availability of commodities including, but not limited to, such items as beef, chicken, shrimp, pork, dairy, potatoes and onions and energy commodities are subject to fluctuation and could increase or decrease more than the Company expects; and/or

(v) Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

                               33 of 36
                      OUTBACK STEAKHOUSE, INC.(R)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

      The  Company's  exposure to interest rate risk  relates  to  its
$140,000,000  revolving  lines of credit with  its  banks.  Borrowings under  the agreements bear interest at rates ranging from 57.5  to  95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.
At  June 30, 2002 and December 31, 2001, the Company had a $10,000,000
outstanding balance on the lines of credit.

     The Company's exposure to foreign currency exchange risk relates primarily to its direct investment in restaurants in Korea, Hong Kong, the Philippines and Brazil and to its royalties from international franchisees in 21 countries. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

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

                               34 of 36

                      OUTBACK STEAKHOUSE, INC.(R)
                      PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings

     The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 14, 2002 regarding threatened litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on Wednesday,
April 24, 2002. The matters submitted for vote and the related election results are as follows:

1. To elect four directors each to serve for a three year term and until his or her successor is duly elected and qualified.
    The results of proxies voted for the election of the directors are as follows:

Name of Nominee   Votes For    % of     Votes       % of    Exceptions   % of
  /Director                  Eligible  Withheld   Eligible            Eligible
---------------   ---------   -------  --------   --------  --------- --------
Robert D. Basham  66,574,926   86.12%  1,382,949     1.79%          0     0.00%
W.R. Carey, Jr.   66,865,761   86.50%  1,092,114     1.41%          0     0.00%
Nancy Schneid     66,847,612   86.48%  1,110,263     1.44%          0     0.00%
Toby S. Wilt      54,069,108   69.95% 13,888,676    17.97%          0     0.00%

Eligible            77,302,211



Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits
          None

 (b)  Reports on Form 8-K
          None
                               35 of 36



                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                            OUTBACK STEAKHOUSE, INC. (R)
Date:  August 14, 2002.     (Registrant)

                            By:  /s/ Robert S. Merritt
                                 Robert S. Merritt
                                 Senior Vice President,
                                 Finance (Principal Financial
                                 and Accounting Officer)


                               36 of 36
