Form 10-Q
period 2002-09-30
OUTBACK STEAKHOUSE INC
filed 2002-11-14
CIK 874691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission File Number: 1-15935


                            OUTBACK STEAKHOUSE, INC.
             (Exact name of registrant as specified in its charter)

                                 _______________


                     DELAWARE                  59-3061413
              ---------------------    ----------------------
                (State or other            (IRS Employer
                jurisdiction of         Identification No.)
                incorporation or
                organization)



           2202 NORTH WEST SHORE BOULEVARD, 5TH         33607
                  FLOOR, TAMPA, FLORIDA
         ----------------------------------------   -----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2002, there were 75,786,254 shares of Common Stock, $.01 par value, outstanding.
                      Page 1 of 45
                             OUTBACK STEAKHOUSE, INC.

                         PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

      The  accompanying  unaudited consolidated financial statements  have  been prepared by Outback Steakhouse, Inc. and Affiliates (the "Company") pursuant  to
the   rules   and  regulations  of  the  Securities  and  Exchange   Commission.
Accordingly,  they do not include all of the information and footnotes  required by  generally accepted accounting principles for complete financial  statements.
In  the  opinion  of  the Company, all adjustments (consisting  only  of  normal recurring entries) necessary for the fair presentation of the Company's  results of  operations, financial position and cash flows for the periods presented have been included.
                    Page 2 of 45
                             OUTBACK STEAKHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                               September 30,      December 31,
ASSETS                                              2002            2001
CURRENT ASSETS                                ---------------   ---------------
  Cash and cash equivalents....................     $   145,269     $115,928
  Short term investments.......................          10,732       20,310
  Inventories..................................          24,723       38,775
  Other current assets.........................          28,176       31,347
                                                  -------------  -----------
  Total current assets.........................         208,900      206,360
PROPERTY, FIXTURES AND EQUIPMENT, NET..........         878,786      813,065
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATES, NET                         55,415       46,485
GOODWILL, NET..................................          80,932       80,074
INTANGIBLE ASSETS, NET.........................          16,210       14,379
OTHER ASSETS...................................          73,322       77,385
                                                  -------------  -----------
                                                   $  1,313,565  $ 1,237,748
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.............................      $   48,014      $47,179
  Sales taxes payable..........................          13,712       13,096
  Accrued expenses.............................          62,711       56,587
  Unearned revenue.............................          11,026       60,135
  Income taxes payable.........................          22,799
  Current portion of long-term debt............          16,820       12,763
                                                  -------------  -----------
  Total current liabilities....................         175,082      189,760
DEFERRED INCOME TAXES..........................          36,361       22,878
LONG-TERM DEBT.................................          14,255       13,830
OTHER LONG-TERM LIABILITIES....................          23,675       24,500
                                                  -------------  -----------
  Total liabilities............................         249,373      250,968
INTEREST OF MINORITY PARTNERS IN                  -------------  -----------
  CONSOLIDATED PARTNERSHIPS....................          39,072       44,936
                                                  -------------  -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 200,000
  shares authorized;
    78,750 and 78,554 shares issued; and
    76,032 and 76,913 shares outstanding as of
    September 30, 2002 and
    December 31, 2001, respectively............             788          786
  Additional paid-in capital...................         234,817      220,648
  Retained earnings............................         872,140      762,414
                                                  -------------  -----------
                                                      1,107,745      983,848
  Less treasury stock, 2,718 and 1,641
  shares as of September 30, 2002 and
  December 31, 2001, respectively, at cost.....         (82,625)     (42,004)

                                                  -------------  -----------
  Total stockholders' equity...................       1,025,120      941,844
                                                  -------------  -----------
                                                   $  1,313,565  $ 1,237,748
                                                       ========     ========
            See notes to unaudited consolidated financial statements.
                      Page 3 of 45
                           OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands, unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                     2002              2001          2002          2001
REVENUES                                        --------------   ------------ ------------- --------------
 Restaurant sales..............................        $ 579,677     $ 524,360   $ 1,745,654     $ 1,575,323
 Other revenues................................            4,570         4,685        13,782          13,819
                                                     -----------   -----------   -----------     -----------
   TOTAL REVENUES..............................          584,247       529,045     1,759,436       1,589,142
COSTS AND EXPENSES:                                 -----------   -----------   -----------     -----------
   Cost of sales...............................          212,452       205,339       644,593         605,807
   Labor & other related.......................          142,490       127,114       425,451         378,014
   Other restaurant operating..................          120,423       106,921       352,853         313,379
   Depreciation & amortization.................           19,206        17,529        55,882          50,318
   General & administrative....................           21,656        18,835        64,992          58,575
   Provision for impaired assets and
         restaurant closings...................            4,284         2,047         4,284           2,047
   Contribution for "Dine Out for America".....                          7,000                         7,000
   Income from operations of unconsolidated
         affiliates............................           (1,359)       (1,108)       (4,460)         (3,086)
                                                      -----------   -----------   -----------     -----------
        Total costs and expenses...............          519,152       483,677     1,543,595       1,412,054
                                                      -----------   -----------   -----------     -----------
INCOME FROM OPERATIONS.........................           65,095        45,368       215,841         177,088
OTHER INCOME (EXPENSE), NET....................           (1,412)         (608)       (2,299)         (1,568)
INTEREST INCOME (EXPENSE), NET.................              443           684           999           2,445
INCOME BEFORE ELIMINATION OF                         -----------   -----------   -----------     -----------
   MINORITY PARTNERS' INTEREST
   AND INCOME TAXES............................           64,126        45,444       214,541         177,965
ELIMINATION OF MINORITY PARTNERS'
   INTEREST....................................            8,880         6,246        29,895          23,902
                                                     -----------   -----------   -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES.......           55,246        39,198       184,646         154,063
PROVISION FOR INCOME TAXES.....................           19,447        13,798        64,996          54,230
                                                     -----------    ----------   -----------     -----------
INCOME BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE............           35,799        25,400       119,650          99,833
CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF TAXES).........                                       (4,422)
                                                     -----------    ----------   -----------     -----------
NET INCOME.....................................        $  35,799     $  25,400    $  115,228       $  99,833
                                                         =======       =======       =======         =======


            See notes to unaudited consolidated financial statements.
                                  Page 4 of 45

                            OUTBACK STEAKHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (in thousands except per share data, unaudited, continued)


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                         2002           2001          2002           2001
BASIC EARNINGS PER COMMON SHARE                     --------------  ------------ -------------- --------------
   Income before cumulative effect of
        a change in accounting principle.......        $   0.47      $   0.33      $    1.55       $    1.30
   Cumulative effect of a change in
        accounting principle (net of taxes)....               -             -          (0.06)              -

   Net income..................................        $   0.47      $   0.33      $    1.50       $    1.30

BASIC WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING...................          76,771        76,786         77,040          76,622

DILUTED EARNINGS PER SHARE
   Income before cumulative effect of
        a change in accounting principle.......        $   0.46      $   0.32      $    1.50       $    1.28
   Cumulative effect of a change in
        accounting principle (net of taxes)....               -             -          (0.06)              -

   Net income..................................        $   0.46      $   0.32      $    1.45       $    1.28
DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING...................          78,576        78,524         79,673          78,182



            See notes to unaudited consolidated financial statements.
                      Page 5 of 45
                             OUTBACK STEAKHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                                                                               Nine Months Ended September 30,
                                                                                   2002                  2001
Cash flows from operating activities:                                           --------              --------
Net income.................................................                      $ 115,228          $ 99,833
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation.............................................                         53,936            45,528
  Amortization.............................................                          1,946             4,790
  Provision for impaired assets and restaurant closings....                          4,284             2,047
  Cumulative effect of a change in accounting principle....                          4,422
  Minority partners' interest in
     consolidated partnerships' income.....................                         29,895            23,902
  Income from unconsolidated affiliates....................                         (4,460)            (3,086)
  Change in assets and liabilities:
     Decrease (increase) in inventories....................                         14,052            (3,845)
     Decrease (increase) in other current assets...........                          3,171            (3,493)
     Decrease in goodwill, intangible assets and
       other assets........................................                          2,882             1,288
     Increase in accounts payable,
       sales taxes payable, and accrued expenses...........                          7,575             2,647
     Decrease in unearned revenue..........................                        (49,109)           (45,231)
     Increase (decrease) in income taxes payable...........                         29,970           (13,621)
     Increase in deferred income taxes.....................                         13,483             1,122
     Decrease in other long-term liabilities...............                           (825)            (1,125)
                                                                               -----------       -----------
     Net cash provided by operating activities.............                        226,450           110,756
Cash flows used in investing activities:                                       -----------       -----------
  Purchase of investment securities........................                           (257)
  Maturity of investment securities........................                          9,835
  Capital expenditures.....................................                       (125,213)         (143,645)
  Change in investments in and advances to
     unconsolidated affiliates.............................                         (4,470)           (8,925)
                                                                               -----------       -----------
     Net cash used in investing activities.................                       (120,105)         (152,570)
Cash flows from financing activities:                                          -----------       -----------
  Proceeds from issuance of long-term debt.................                          5,305            16,758
  Proceeds from minority partners' contributions...........                          7,878             5,781
  Distributions to minority partners.......................                        (42,365)          (27,272)
  Repayments of long-term debt.............................                           (823)           (9,575)
  Payments for purchase of treasury stock..................                        (72,596)          (23,313)
  Proceeds from reissuance of treasury stock...............                         25,597            15,344
                                                                               -----------       -----------
     Net cash used in financing activities.................                        (77,004)          (22,277)
                                                                               -----------       -----------
Net increase (decrease) in cash and cash equivalents.......                         29,341           (64,091)
Cash and cash equivalents at beginning of period...........                        115,928           131,604
                                                                               -----------       -----------
Cash and cash equivalents at end of period.................                      $ 145,269          $ 67,513
                                                                                   =======           =======
Supplemental disclosures of cash flow information:
  Cash paid for interest...................................                      $   1,080          $    582
  Cash paid for income taxes...............................                      $  14,001          $ 69,598
Supplemental disclosures of non-cash items:
  Assets/liabilities of businesses transferred under
    contractual arrangements...............................                                         $ 22,000
  Purchase of minority partners' interest..................                      $   7,876             4,161

            See notes to unaudited consolidated financial statements.
                      Page 6 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. Basis of Presentation

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

      The December 31, 2001 consolidated balance sheet has been derived from the audited  consolidated  financial statements but does  not  include  all  of  the
disclosures  required  by  generally  accepted  accounting  principles.  It   is
suggested  that  these  financial statements be read  in  conjunction  with  the financial statements and financial notes thereto included in the Company's  2001
Annual Report to Stockholders.

2.   Other Current Assets
     Other current assets consisted of the following (in thousands):

                                        September 30,    December 31,
                                             2002            2001
                                         (unaudited)
                                        -------------    ------------
Deposits (including income tax deposits)..   $   2,324      $    9,275
Accounts receivable.......................       8,050           7,710
Accounts receivable franchisees...........       3,024           3,560
Prepaid expenses..........................      14,398           8,212
Other current assets......................         380           2,590
                                          ------------  --------------
                                             $  28,176      $   31,347
                                               =======       =========

                      Page 7 of 45
                             OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   Property, Fixtures and Equipment, Net
     Property, fixtures and equipment consisted of the following (in thousands):

                                        September 30,   December 31,
                                             2002           2001
                                         (unaudited)
                                          ----------    ------------
Land..................................   $  164,143          $ 158,314
Buildings & building improvements.....      435,923            382,793
Furniture & fixtures..................      114,214             99,767
Equipment.............................      272,590            238,285
Leasehold improvements................      198,631            185,623
Construction in progress..............       30,077             35,464
Accumulated depreciation..............     (336,792)          (287,181)
                                        -----------      -------------
                                         $  878,786          $ 813,065
                                            =======            =======

4.   Goodwill and Other Intangible Assets, Net
     Goodwill and other intangible assets consisted of the following (in thousands):

                                        September 30,   December 31,
                                             2002           2001
                                         (unaudited)
                                        -------------- --------------
Goodwill, net........................     $  80,932           $ 80,074
Intangible assets, net (including
  liquor licenses)...................        16,210             14,379
                                        -----------        -----------
                                          $  97,142           $ 94,453
                                            =======            =======

     "Intangible assets" included the following intangible assets subject to amortization (in thousands):

                                        September 30,   December 31,
                                             2002           2001
                                         (unaudited)
                                        -------------- --------------
Non-compete/non-disclosure and related
  contractual agreements.................  $ 13,039       $ 10,141
Accumulated amortization.................    (6,202)        (4,482)
                                        -----------    -----------
                                           $  6,837       $  5,659
                                            =======        =======

      Aggregate amortization expense on the intangible assets subject to amortization was approximately $1,720,000 for the nine months ended September
30, 2002 and is estimated to be approximately $2,500,000 to $3,000,000 for each of the years ended December 31, 2002 through 2006. The net carrying amount of goodwill as of September 30, 2002 and December 31, 2001 was approximately
$80,932,000 and $80,074,000, respectively.
                                  Page 8 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   Other Assets
     Other assets consisted of the following (in thousands):

                                            September 30,          December 31,
                                                 2002                  2001
                                             (unaudited)
                                           ---------------        --------------
Other assets...........................          $ 39,582             $ 42,885
Assets of business transferred under
  contractual arrangement..............            13,565               15,500
Deferred license fee...................            20,175               19,000
                                            -------------          -----------
                                                 $ 73,322             $ 77,385
                                                  =======              =======

     In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations (referred to in some Company literature as Outback Sports). The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations from the Company to the licensee. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,175,000 is outstanding and is included in "Other Assets" in the Unaudited
Consolidated Balance Sheet.

     In  July 2002, the Company agreed  to  defer  the  July 31, 2002  scheduled
payment  of  $1,125,000  and  the   November   30,   2002  scheduled  payment of
$375,000 for one year.   During  the  third quarter of 2002, the licensee made a
$325,000  payment  towards  the deferred  amounts.   The  Company  is  currently
negotiating with  the licensee to alter the remaining payment schedule.

     The net book value of these assets is approximately $13,565,000 and has been reclassified from the line item entitled "Property, Fixtures and Equipment" to "Other Assets" in the Consolidated Balance Sheet. The corresponding long-term liability is included in the line item entitled "Other Long Term Liabilities" in the Consolidated Balance Sheet. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized and has continued depreciating the assets. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

                      Page 9 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   Other Assets (continued)

     Other  Assets includes approximately $5,563,000 in principal  and  accrued interest  on loans made to Fleming's Prime Steakhouse II, LLC ("FPSH II"),  the operator  of three unaffiliated Fleming's Prime Steakhouses, which the  Company
has  agreed  to  purchase.   The  value of these restaurants  approximates  the
Company's carrying value of the loan as of September 30, 2002.  The Company and
FPSH  II have agreed that the conveyance of the restaurants to the Company will satisfy the outstanding balance.

     Other  Assets  also  includes approximately $8,609,000  in  loans  to  its operating  partner  in the Outback/Fleming's, LLC for its  partner's  share  of capital  to  build  new  restaurants required beyond  the  initial  $13,000,000 contributed  by the Company.  The Company expects to continue to make  advances to its operating partner for the construction of new restaurants.  The carrying value  of  the loan is exceeded by the value of the partners' interest  in  the partnership.


6.   Long-term Debt
     Long-term debt consisted of the following (in thousands):

                                                         September 30,        December 31,
                                                              2002                2001
                                                          (unaudited)
                                                         --------------      --------------
Revolving line of credit, interest at 2.39%
  and 3.67% at September 30, 2002 and December 31,
  2001, respectively ................................        $10,000           $10,000
Other notes payable, uncollateralized,
  interest rates ranging from 3.55% to 6.75%
  at September 30, 2002 and 4.40% to 7.50%
  at December 31, 2001...............................         21,075            16,593
                                                        ------------        ----------
                                                              31,075            26,593
Less current portion.................................         16,820            12,763
                                                        ------------        ----------
Long-term debt.......................................        $14,255           $13,830
                                                             =======            ======
LONG-TERM DEBT

      The Company has an uncollateralized revolving line of credit that permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate ("LIBOR") (1.71% to 1.82% at
September  30,  2002 and 1.87% to 1.98% at December 31, 2001). At September  30,
2002 and December 31, 2001 the unused portion of the revolving line of credit was $115,000,000. The line includes a credit facility fee of 17.5 basis points and matures in December 2004.
                      Page 10 of 45
                           OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   Long-term Debt (continued)

     The  Company  has  a  $15,000,000 uncollateralized line of  credit  bearing
interest  at  rates  ranging  from  57.5  to  95.0  basis  points  over   LIBOR.
Approximately $3,850,000 and $4,350,000 of the line of credit was committed  for the  issuance of letters of credit at September 30, 2002 and December 31,  2001, respectively.  The remaining $11,150,000 at September 30, 2002 is  available  to the company.

     The Company has notes payable with banks bearing interest at rates ranging from 6.5% to 6.75% to support the Company's Korean operations. As of September
30,  2002  and  December  31,  2001, the outstanding balance  was  approximately
$15,480,000 and $12,194,000, respectively. The notes mature at dates ranging from January 2003 to August 2003.

DEBT GUARANTEES

     The  Company is the guarantor of two uncollateralized lines of credit  that permit  borrowing  of  up  to $20,000,000 for its franchisee  operating  Outback
Steakhouses  in  Japan.   At  September 30,  2002  and  December  31,  2001  the
borrowings totaled approximately $15,167,000 and $8,215,000, respectively.  (See further discussion in "Liquidity and Capital Resources" in Item 2, "Management's
Discussion and Analysis of Financial Condition and Results of Operations".)

      The  Company is the guarantor of an uncollateralized line of credit  which permits  borrowing  of  up to $35,000,000, maturing in December  2004,  for  its franchisee  operating Outback Steakhouses in California. At September  30,  2002
and December 31, 2001, the outstanding balance was approximately $28,533,000 and
$26,354,000, respectively.

      The  Company is the guarantor of an uncollateralized line of credit  which permits borrowing of up to a maximum of $24,500,000, maturing in December  2004, for  its  joint  venture  partner in the development of  Roy's  restaurants.  At
September  30,  2002  and  December  31,  2001,  the  outstanding  balance   was
approximately $19,691,000 and $19,427,000, respectively.

      The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouse restaurants. At September 30, 2002 and December 31,
2001, the outstanding balance on these loans was approximately $233,000 and $437,000, respectively.

     The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for Kentucky Speedway in which the Company has a 22.22% equity interest and at which the Company operates catering and concession facilities.
At September 30, 2002 and December 31, 2001, the outstanding balance on the note was approximately $68,000,000.

                      Page 11 of 45
                           OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   Long-term Debt (continued)

DEBT AND DEBT GUARANTEE SUMMARY

      The  Company's  contractual debt obligations and  debt  guarantees  as  of
September 30, 2002 are summarized in the table below (in thousands):
                                                  Current         Long-term
                                    Total         Portion          Portion
                                -------------   ------------   ---------------
Debt...........................    $  31,075     $  16,820          $  14,255

Debt guarantees................    $  89,178     $  20,233          $  68,945
Amount outstanding under debt
  guarantees...................    $  73,069     $  15,400          $  57,669

      See "Liquidity and Capital Resources" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

7.   Accrued Expenses
     Accrued expenses consisted of the following (in thousands):
                                            September 30,       December 31,
                                                2002                2001
                                             (unaudited)
                                           --------------      --------------
Accrued payroll and other compensation...    $  20,597           $ 19,207
Accrued insurance........................       15,392             13,206
Accrued property taxes...................        9,843              6,970
Other accrued expenses...................       16,879             17,204
                                           -----------        -----------
                                             $  62,711           $ 56,587
                                               =======            =======
                      Page 12 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   Other Long Term Liabilities
     Other long term liabilities consisted of the following (in thousands):

                                            September 30,       December 31,
                                                2002                2001
                                             (unaudited)
                                          ----------------    ----------------
Accrued insurance........................  $   4,000             $   4,000
Other deferred liability.................     19,675                20,500
                                           ---------           -----------
                                           $  23,675             $  24,500
                                             =======               =======

      In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000 of which $20,175,000 is outstanding. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized.
The  corresponding long-term asset is included in the line item entitled  "Other
Assets." See Note 5 of Notes to Unaudited Consolidated Financial Statements.

  9.   Business Combinations

      In  June  2002, the Company issued approximately 34,000 shares  of  Common
Stock  to  one  area operating partner to acquire its interest in  nine  Outback
Steakhouses in Ohio and Pennsylvania. The acquisition was accounted for by the purchase method, and the related goodwill is included in the line item entitled
"Goodwill, Net" in the Company's Unaudited  Consolidated Balance Sheets.

     In April 2002, the Company exercised its option to convert its $5,300,000 preferred stock investment in its Hong Kong franchisee into ownership of three
Outback Steakhouse restaurants formerly operated as franchises. The acquisition was accounted for by the purchase method.

     As  part of the Company's realignment of its international operations,  the
Company  issued  approximately 194,000 shares of Common Stock  in  May  2002  to
purchase   the   20%   interest   in   Outback   Steakhouse   International   LP
("International") that it did not previously own.  The acquisition was accounted for by the purchase method and the related goodwill is included in the line item
entitled  "Goodwill, Net" in  the  Company's   Unaudited  Consolidated   Balance
Sheets.   See  discussion  in  "Liquidity   and   Capital Resources"  in Item 2,
"Managements  Discussion  and  Analysis  of  Financial Condition and Results  of
Operations".  Approximately 50%  of  International's restaurants  in  which  the
Company has a direct investment are owned  through  a Cayman Island corporation.
                             Page 13 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                  Page 14 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  Recently Issued Financial Accounting Standards (continued)

     "Business Combinations" and "Goodwill and Other Intangible Assets"

     The following table represents net income and earnings per share for prior periods had SFAS No. 142 been in effect for those periods (in thousands except per share data, unaudited):

                                                            Three months ended September 30,   Nine months ended September 30,
                                                                 2002             2001              2002              2001
                                                            --------------   --------------    --------------    --------------
 Reported income before cumulative effect of
    a change in accounting principle...............            $  35,799            $  25,400         $ 119,650        $  99,833
 Add back: Goodwill amortization, net of taxes.....                    -                1,001                 -            2,955
 Adjusted income before cumulative effect of                 -----------          -----------       -----------      -----------
   a change in accounting principle................               35,799               26,401           119,650          102,788
 Cumulative effect of a change in accounting
   principle (net of taxes) .......................                    -                    -            (4,422)               -
                                                             -----------          -----------       -----------      -----------
 Adjusted net income ..............................            $  35,799            $  26,401         $ 115,228        $ 102,788
                                                                 =======              =======           =======          =======
 BASIC EARNINGS PER SHARE
 Reported income before cumulative effect of
    a change in accounting principle...............            $    0.47            $    0.33         $    1.55        $    1.30
 Add back: Goodwill amortization, net of taxes.....                    -                 0.01                 -             0.04
 Adjusted income before cumulative effect of
   a change in accounting principle................                 0.47                 0.34              1.55             1.34
 Cumulative effect of a change in accounting
   principle (net of taxes) .......................                    -                    -             (0.06)               -

 Adjusted net income...............................            $    0.47            $    0.34         $    1.50        $    1.34

 DILUTED EARNINGS PER SHARE
 Reported income before cumulative effect of
    a change in accounting principle...............            $    0.46            $    0.32         $    1.50        $    1.28
 Add back: Goodwill amortization, net of taxes.....                    -                 0.01                 -             0.04
 Adjusted income before cumulative effect of
   a change in accounting principle................                 0.46                 0.33              1.50             1.31
 Cumulative effect of a change in accounting
   principle (net of taxes) .......................                    -                    -             (0.06)               -

 Adjusted net income...............................            $    0.46            $    0.33         $    1.45        $    1.31



                              Page 15 of 45
                            OUTBACK STEAKHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  Recently Issued Financial Accounting Standards (continued)

     "Accounting for the Impairment or Disposal of Long-Lived Assets"

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived  Assets,"  was issued, replacing SFAS No. 121,  "Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30 "Reporting the Results of Operations." SFAS No.
144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations in the nine months ended September 30, 2002.

     "Accounting for Exit or Disposal Activities"

     In  June  2002, the FASB voted in favor of issuing SFAS No. 146 "Accounting for  Exit  or  Disposal Activities". SFAS No. 146 addresses  significant  issues
regarding  the  recognition,  measurement  and  reporting  of  costs  that   are
associated with exit and disposal activities, including restructuring activities that  are  currently accounted for pursuant to the guidance  that  the  Emerging
Issues  Task  Force  (EITF)  has set forth in EITF Issue  No.  94-3,  "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity  (including Certain Costs Incurred in a Restructuring)". The  scope  of
SFAS  No. 146 also includes (1) costs related to terminating a contract that  is not  a  capital  lease  and  (2) termination benefits  that  employees  who  are
involuntarily  terminated  receive  under  the  terms  of  a  one-time   benefit
arrangement that is not an ongoing benefit arrangement or an individual deferred-
compensation contract.  SFAS No. 146 is effective January 1, 2003.


11.  Subsequent Event

     On  October  23, 2002, the Company announced that its  Board  of  Directors declared  the  Company's  first quarterly dividend of $0.12  per  share  of  the
Company's  common  stock.   The  dividend  is  payable  December  6,   2002   to
shareholders of record as of November 22, 2002.
                      Page 16 of 45
                      OUTBACK STEAKHOUSE, INC.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited)

      The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Unaudited Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                        2002         2001           2002           2001
REVENUES                                               ------        -----        -------         ------
Restaurant sales..........................               99.2%       99.1%           99.2%          99.1%
Other revenues............................                0.8          0.9            0.8            0.9
                                                      -------       ------        -------        -------
TOTAL REVENUES............................              100.0        100.0          100.0          100.0
COSTS AND EXPENSES:                                   -------       ------        -------        -------
  Cost of sales (1) ......................               36.7         39.2           36.9           38.5
  Labor & other related (1) ..............               24.6         24.2           24.4           24.0
  Other restaurant operating (1) .........               20.8         20.4           20.2           19.9
  Depreciation & amortization.............                3.3          3.3            3.2            3.2
  General & administrative................                3.7          3.6            3.7            3.7
  Provision for impaired assets and
       restaurant closings................                0.7          0.4            0.2            0.1
  Contribution for "Dine Out for America".                             1.3                           0.4
  Income from operations of
   unconsolidated affiliates.............                (0.2)        (0.2)          (0.3)          (0.2)
     Total costs and expenses............                88.9         91.4           87.7           88.9

INCOME FROM OPERATIONS....................               11.1          8.6           12.3           11.1
OTHER INCOME (EXPENSE), NET...............               (0.2)        (0.1)          (0.1)          (0.1)
INTEREST INCOME (EXPENSE), NET............                0.1          0.1            0.1            0.2

INCOME BEFORE ELIMINATION OF
  MINORITY PARTNERS' INTEREST
  AND INCOME TAXES........................               11.0          8.6           12.2           11.2
ELIMINATION OF MINORITY PARTNERS'
  INTEREST................................                1.5          1.2            1.7            1.5

INCOME BEFORE PROVISION FOR
  INCOME TAXES............................                9.5          7.4           10.5            9.7
PROVISION FOR INCOME TAXES ...............                3.3          2.6            3.7            3.4
INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE........                6.1          4.8            6.8            6.3
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE (NET OF TAXES) ....                                           (0.3)

NET INCOME ...............................               6.1%          4.8%           6.5%          6.3%

(1) As a percentage of restaurant sales.
                      Page 17 of 45
                         OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)
                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                   September 30,
                                                      2002             2001          2002            2001
System-wide sales (millions of dollars):            ------           ------        ------          ------
Outback Steakhouse restaurants
  Company owned..............................         $494            $461       $1,483             $1,390
  Domestic franchised and development
    joint venture............................           94              91          284                272
  International franchised and development
    joint venture............................           23              21           68                 61
                                                    ------          ------       ------             ------
  Total......................................          611             573        1,835              1,723
                                                    ------          ------       ------             ------
Carrabba's Italian Grills
  Company owned..............................           60              51          184                149
  Development joint venture..................           23              18           68                 52
                                                    ------          ------       ------             ------
  Total......................................           83              69          252                201
                                                    ------          ------       ------             ------
Other restaurants
  Company owned..............................           26              12           79                 36
  Franchised and development joint venture...            3               1            8                  1
                                                    ------          ------       ------             ------
  Total......................................           29              13           87                 37
                                                    ------          ------       ------             ------
System-wide total............................         $723            $655       $2,174             $1,961
                                                    ======          ======       ======             ======
                      Page 18 of 45
                          OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)
                                                             September 30,
                                                           2002        2001
Number of restaurants (at end of the period):          ---------     ---------
Outback Steakhouses
  Company owned..............................            600               556
  Domestic franchised and development joint
    venture..................................            118               111
  International franchised and development
    joint venture............................             53                47
                                                         ---               ---
  Total......................................            771               714
                                                         ---               ---
Carrabba's Italian Grills
  Company owned..............................             86                70
  Development joint venture..................             29                24
                                                         ---               ---
  Total......................................            115                94

Fleming's Prime Steakhouse and Wine Bars                 ---               ---
  Company owned..............................             14                 7

Roy's                                                    ---               ---
  Company owned..............................             12                 8
  Franchised and development joint venture...              2                 1
                                                         ---               ---
  Total......................................             14                 9

Lee Roy Selmon's                                         ---               ---
  Company owned..............................              1                 1

Bonefish Grills                                          ---               ---
  Company owned..............................              7                 -
  Franchised and development joint venture...              2                 -
                                                         ---               ---
  Total......................................              9                 -

Cheeseburger in Paradise                                 ---               ---
  Company owned..............................              1                 -
                                                         ---               ---

System-wide total............................            925               825
                                                         ===               ===

                      Page 19 of 45
                           OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2002 and 2001 (unaudited)

      Revenues. Restaurant sales increased by 10.5% to $579,677,000 during the third quarter of 2002 as compared with $524,360,000 in the same period in 2001.
The increase was primarily attributable to the opening of new restaurants after September 30, 2001. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the three months ended September 30, 2002 and 2001.

                                              Three Months Ended
                                                 September 30,
                                            2002             2001
Average unit volumes(weekly) for       --------------  ----------------
 restaurants opened
 for one year or more:
  Outback Steakhouses..................       $ 64,253         $  64,684
  Carrabba's Italian Grills............       $ 56,831         $  56,665
Average unit volumes(weekly) for
 restaurants opened
 for less than one year:
  Outback Steakhouses..................       $ 55,829         $  56,984
  Carrabba's Italian Grills............       $ 57,854         $  65,192
Operating weeks
  Outback Steakhouses..................          7,365             6,913
  Carrabba's Italian Grills............          1,059               891
Menu price increases
  Outback Steakhouses..................           2.1%              2.7%
  Carrabba's Italian Grills............           1.4%              4.6%
Year to year percentage change:
 Same-store sales (stores open
 18 months or more):
  Outback Steakhouses..................           0.0%             (2.3%)
  Carrabba's Italian Grills............          (0.3%)             3.6%

      Other  revenues,  consisting  primarily  of  initial  franchise  fees  and royalties, decreased by $115,000 to $4,570,000 during the third quarter of  2002
as  compared  with  $4,685,000 in the same period in  2001.   The  decrease  was
attributable  to  lower  initial  franchise fees  from  international  franchise operations partially offset by higher royalties from additional stores  operated as  franchises during the third quarter of 2002 compared with the same period in
2001.   The  decrease was also attributable to the Company's decision  to  allow
international  franchisees  in  certain  markets,  including  Costa  Rica,   the
Dominican Republic, Indonesia, Mexico, Malaysia, Singapore, Thailand, the United
Kingdom  and  Venezuela to spend the royalties due to the Company on  additional advertising to increase brand awareness and penetration in new markets.

      Costs and expenses. Costs of sales, consisting of food and beverage costs, as a percentage of restaurant sales, decreased in the third quarter of 2002 to 36.7% of restaurant sales as compared with 39.2% in the same period in 2001. The decrease was attributable to commodity cost decreases for beef, ribs, dairy and shrimp and seafood, partially offset by higher produce costs. The decrease was also attributable to higher menu prices at both Outback Steakhouse and Carrabba's Italian Grills and a shift in the proportion of sales and cost of sales associated with non Outback Steakhouse restaurants which operate at lower cost of goods sold levels than Outback Steakhouse.

                      Page 20 of 45
                          OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2002 and 2001 (continued)

      Labor  and  other related expenses include all direct and  indirect  labor
costs  incurred  in  restaurant  operations.  Labor  expenses  increased  as   a
percentage of restaurant sales by 0.4% to 24.6% in the third quarter of 2002  as compared  with  24.2%  in  the same period in 2001. The increase  resulted  from higher  employee health insurance costs, higher hourly employee  bonuses,  lower average unit volumes at Outback Steakhouse and Carrabba's Italian Grill  and  an
increase  in  the  proportion of new restaurant formats  (Fleming's,  Roy's  and
Selmon's) and international Outback Steakhouses which have higher average  labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

      Other restaurant operating expenses include all other unit-level operating costs,  the major components of which are operating supplies, rent, repairs  and maintenance,  advertising  expenses,  utilities,  pre-opening  costs  and  other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable.  These  costs increased by 0.4% of restaurant sales to  20.8%  in  the third  quarter of 2002, as compared with 20.4% in the same period in  2001.  The increase was attributable to increased advertising expense and to lower  average unit  volumes  at Outback Steakhouse and Carrabba's Italian Grill. The  increase was also attributable to an increase in the proportion of new format restaurants and  international  Outback Steakhouses in operation which have  higher  average restaurant operating expenses as a percentage of restaurant sales than  domestic
Outback Steakhouses and Carrabba's Italian Grills. The  increase was   partially
offset  by  lower  preopening  costs  as  a  percentage of restaurant  sales  in the third quarter of 2002 compared  with  the  third quarter of 2001.

      Depreciation  and amortization costs were 3.3% of total  revenues  in  the third  quarter of both 2002 and 2001. The impact of reduced amortization expense due  to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets"  was
offset  by  higher  depreciation  costs.  The  increase  in  depreciation  costs resulted  primarily from additional depreciation related to new unit development and  to  higher  depreciation costs for the new restaurant  formats  which  have higher average construction costs than Outback Steakhouse and Carrabba's Italian
Grills.   Slightly  lower  average  unit  volumes  at  Outback  Steakhouse  also contributed  to  depreciation costs increasing as  a  percentage  of  restaurant sales.

      General and administrative costs increased by $2,821,000 to $21,656,000 in the  third  quarter of 2002 compared with $18,835,000 during the same period  in
2001.  This  increase resulted from an increase in overall administrative  costs
associated   with  operating  additional  domestic  and  international   Outback
Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses,  Roy's  and
Bonefish  Grills  as  well  as  costs associated with  the  development  of  new restaurant formats.
                           Page 21 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2002 and 2001 (continued)

     Provision for impaired assets and restaurant closings.  In accordance  with
SFAS No. 144, in the third quarter of 2002 the Company recorded a pretax  charge to earnings of $4,284,000 which is primarily related to the closing of one Roy's restaurant  during  the quarter and to the write-down of the carrying  value  of
three  Outback  Steakhouses  and  one  Carrabba's  Italian  Grill.   (Refer   to
Impairment   of  Long-lived  Assets  measurement  discussion  in  the   Critical
Accounting Policies section of Management's Discussion and Analysis of Financial
Condition  and  Results  of Operations).   In the third  quarter  of  2001,  the
Company  recorded a pretax charge to earnings of $2,047,000 which  is  primarily related  to  the costs associated with the closing of the Company's two  Zazarac restaurants.

      Contribution for "Dine Out for America". This line item represents the Company's commitment, announced on September 26, 2001, to contribute 100% of its sales proceeds from Thursday October 11, 2001 to the victims and families of the victims of the terrorist attacks of September 11, 2001. The Company's sales on October 11, 2001 for the "Dine Out for America" fund raising event totaled approximately $7,000,000 and accordingly the Company has recorded a pretax charge to earnings of $7,000,000 during three months ended September 30, 2001.

       Income from operations of unconsolidated affiliates represents the Company's portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $1,359,000 during the third quarter of 2002 as compared with income of $1,108,000 during the same period in 2001. This increase was attributable to additional stores operating as development joint ventures in the third quarter of 2002 and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during the third quarter of 2002.

      Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $19,727,000 to $65,095,000 in the third quarter of 2002 as compared with $45,368,000 in the same period in 2001.

      Other  income (expense), net. Other income (expense) includes the  net  of revenues  and  expenses from non-restaurant operations. Net  other  expense  was
$1,412,000  during the third quarter of 2002 as compared with net other  expense of  $608,000 in the same period in 2001.  The increase in net other expense  was the  result of a decrease of approximately $880,000 in the cash surrender  value
of  certain  life  insurance policies during the third  quarter  of  2002.   The
insurance  policies  are  in place on the lives of certain  executives  to  fund buy/sell  agreements with the executives' estates.  The agreements  provide  for the  Company  to use the life insurance proceeds to buy shares of the  Company's stock  at the current market price from the executives'  estate for  estate  tax
payment purposes while maintaining share price stability.  The increase in   net
other expense is also attributable  to  the   Company's   portion  of the losses
associated with the  operation  of  Kentucky Speedway  in  which the Company has
a 22.22%  equity  interest  and  at   which   the  Company operates catering and
concession facilities.
                        Page 22 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2002 and 2001 (continued)

      Interest income (expense), net. Interest income, net, was $443,000  during the third quarter of 2002 as compared with interest income, net, of $684,000  in the  same  period in 2001. The decrease in interest income resulted  from  lower interest  rates  on  short term investments during the  third  quarter  of  2002 compared  with the same period in 2001 offset by increased interest expense  due
to   higher  average  debt  balances  on  borrowings  used  to  support  Outback
Steakhouse's international operations during the third quarter of 2002  compared with the third quarter of 2001.

      Elimination  of minority partners' interests. The allocation  of  minority partners'  income  included in this line item represents the portion  of  income from  operations included in consolidated operating results attributable to  the ownership  interests  of  restaurant managers and  area  operating  partners  in
Company  owned  restaurants  and  the  ownership  interests  in  certain   other
restaurants in which the Company has a controlling interest. As a percentage  of revenues,  these  allocations  were 1.5% and  1.2%  during  the  quarters  ended
September  30, 2002 and 2001, respectively.  The increase in the  ratio  is  the result of an increase in overall restaurant operating margins and improvement in the  performance  of  new format restaurants which have a higher  percentage  of minority interest than the Company's older formats.

      Provision for income taxes. The provision for income taxes in the third quarter of both 2002 and 2001 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the third quarter of 2002 and 2001.
Approximately 50% of the Company's international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

     Net income and earnings per share. Net income for the third quarter of 2002 was $35,799,000 as compared with $25,400,000 in the same period in 2001. Basic earnings per share increased to $0.47 during the third quarter of 2002 as compared with $0.33 for the same period in 2001. Diluted earnings per share increased to $0.46 during the third quarter of 2002 as compared with $0.32 for the same period in 2001.
                      Page 23 of 45
                           OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2002 and 2001 (unaudited)

     Revenues.  Restaurant sales increased by 10.8% to $1,745,654,000 during the first nine months of 2002 as compared with $1,575,323,000 in the same period  in
2001. The increase in restaurant sales was primarily attributable to the opening of  new  restaurants  after  September 30, 2001. The  following  table  includes additional  activities  that  influenced the  changes  in  restaurant  sales  at domestic Company owned restaurants for the nine months ended September 30,  2002 and 2001.

                                                 Nine Months Ended
                                                   September 30,
                                              2002             2001
Average unit volumes(weekly) for          -------------  ----------------
 restaurants opened
 for one year or more:
  Outback Steakhouses....................      $ 66,024          $ 66,830
  Carrabba's Italian Grills..............      $ 60,733          $ 60,218
Average unit volumes(weekly) for
 restaurants opened
 for less than one year:
  Outback Steakhouses....................      $ 57,804          $ 61,248
  Carrabba's Italian Grills..............      $ 62,167          $ 65,551
Operating weeks
  Outback Steakhouses....................        21,602            20,241
  Carrabba's Italian Grills..............         3,031             2,473
Menu price increases
  Outback Steakhouses....................          1.3%              2.9%
  Carrabba's Italian Grills..............          0.9%              4.8%
Year to year percentage change:
 Same-store sales (stores open
 18 months or more):
  Outback Steakhouses....................         (0.5%)             0.7%
  Carrabba's Italian Grills..............          1.4%              6.9%

     Other  revenues,  consisting  of  initial  franchise  fees  and  royalties, decreased  by  $37,000 to $13,782,000 during the first nine months  of  2002  as
compared  with  $13,819,000  in  the same period  in  2001.   The  decrease  was
attributable  to  lower  initial  franchise fees  from  international  franchise operations partially offset by higher royalties from additional stores  operated as franchises during the first nine months of 2002 compared with the same period in  2001.  The decrease was also attributable to the Company's decision to allow
international  franchisees  in  certain  markets,  including  Costa  Rica,   the
Dominican Republic, Indonesia, Mexico, Malaysia, Singapore, Thailand, the United
Kingdom  and  Venezuela to spend the royalties due to the Company on  additional advertising to increase brand awareness and penetration in new markets.

                      Page 24 of 45
                             OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2002 and 2001 (continued)

      Costs and expenses. Cost of sales as a percentage of restaurant sales, decreased by 1.6% to 36.9% in the first nine months of 2002 as compared with 38.5% in the same period in 2001. The decrease was attributable to commodity cost decreases for beef, ribs, butter and seafood partially offset by higher produce costs. The decrease was also attributable to higher menu prices at both
Outback Steakhouse and Carrabba's Italian Grills and a shift in the proportion of sales and cost of sales associated with the Company's non Outback Steakhouse restaurants which operate at lower cost of goods sold levels than Outback
Steakhouse.

     Labor  and  other related expenses increased as a percentage of  restaurant sales  by 0.4% to 24.4% in the first nine months of 2002 as compared with  24.0%
in  the  same period in 2001. The increase resulted from higher employee  health insurance  costs, higher hourly employee bonuses, lower average unit volumes  at
Outback  Steakhouse and an increase in the proportion of new restaurant  formats and international Outback Steakhouses which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

     Other  restaurant operating expenses increased by 0.3% of restaurant  sales to  20.2%  in the first nine months of 2002 as compared with 19.9% in  the  same period  in 2001. The increase was attributable to higher insurance costs,  lower average unit volumes for Outback Steakhouse and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have  higher average restaurant operating expenses as a percentage of restaurant
sales  than  domestic  Outback Steakhouses and Carrabba's Italian  Grills.   The
increase  was  partially  offset  by lower restaurant  preopening  costs,  lower natural gas costs and higher average unit volumes for Carrabba's Italian Grills, which  reduced  the  fixed  and indirectly variable costs  as  a  percentage  of restaurant sales.

     Depreciation  and  amortization costs were 3.2% of total  revenues  in  the first  nine months of 2002 and 2001. The impact of reduced amortization  expense due to  the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets"  was
offset  by  higher  depreciation  costs.  The  increase  in  depreciation  costs resulted  primarily from additional depreciation related to new unit development and  to  higher depreciation costs for new restaurant formats which have  higher average  construction  costs  than  Outback Steakhouse  and  Carrabba's  Italian
Grills.   Slightly  lower  average  unit  volumes  at  Outback  Steakhouse  also contributed  to  depreciation costs increasing as  a  percentage  of  restaurant sales.

      General  and  administrative costs increased by $6,417,000 to  $64,992,000 during the first nine months of 2002 as compared to with $58,575,000 during  the same  period  in  2001.  This  increase resulted from  an  increase  in  overall
administrative   costs  associated  with  operating  additional   domestic   and
international  Outback Steakhouses, Carrabba's Italian Grills,  Fleming's  Prime
Steakhouses,  Roy's  and Bonefish Grills as well as costs  associated  with  the development of new restaurant formats.

                                Page 25 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2002 and 2001 (continued)

     Provision for impaired assets and restaurant closings.  In accordance  with
SFAS No. 144, in the third quarter of 2002 the Company recorded a pretax  charge to earnings of $4,284,000 which is primarily related to the closing of one Roy's restaurant  during  the quarter and to the write-down of the carrying  value  of
three  Outback  Steakhouses  and  one  Carrabba's  Italian  Grill.   (Refer   to
Impairment   of  Long-lived  Assets  measurement  discussion  in  the   Critical
Accounting Policies section of Management's Discussion and Analysis of Financial
Condition and Results of Operations).  In the third quarter of 2001, the Company recorded a pretax charge to earnings of $2,047,000 which is primarily related to the costs associated with the closing of the Company's two Zazarac restaurants.

     Contribution for "Dine Out for America". This line item represents the Company's commitment, announced on September 26, 2001, to contribute 100% of its sales proceeds from Thursday October 11, 2001 to the victims and families of the victims of the terrorist attacks of September 11, 2001. The Company's sales on October 11, 2001 for the "Dine Out for America" fund raising event totaled approximately $7,000,000 and accordingly the Company has recorded a pretax charge to earnings of $7,000,000 during three months ended September 30, 2001.

      Income from operations of unconsolidated affiliates was $4,460,000 in the first nine months of 2002 as compared with income of $3,086,000 in the same period in 2001. This increase was attributable to additional stores operating as development joint ventures in the first nine months of 2002 and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during the first nine months of 2002.

      Income  from  operations.  As a result of the increase  in  revenues,  the changes  in the relationship between revenues and expenses discussed  above  and the opening of new restaurants, income from operations increased by $38,753,000, to  $215,841,000 in the first nine months of 2002 as compared with  $177,088,000 in the same period in 2001.

     Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $2,299,000 during the first nine months of 2002 as compared with net other expense of $1,568,000 in the same period in 2001. The increase in the net expense partially resulted from a decrease of approximately $1,757,000 in the cash surrender values of certain life insurance policies during the nine months ended September 30, 2002. The increase in net expense is also attributable to the Company's portion of increased losses associated with the operation of Kentucky Speedway, partially offset by a gain of approximately $500,000 on the sale of an airplane during the first nine months of 2002 compared with the first nine months of 2001.


                      Page 26 of 45
                          OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2002 and 2001 (continued)

      Interest income (expense), net. Interest income, net was $999,000 during the first nine months of 2002 as compared with interest income, net of $2,445,000 in the same period in 2001. The decrease in interest income resulted from lower interest rates on short term investments during the first nine months of 2002 compared with the same period in 2001 offset by increased interest expense due to higher average debt balances on borrowings used to support
Outback Steakhouses international operations during the first nine months of 2002 compared with the same period in 2001.

      Elimination  of  minority interests. As a percentage  of  revenues,  these allocations were 1.7% and 1.5% during the nine months ended September  30,  2002 and  2001, respectively. The increase in the ratio is the result of an  increase in  overall restaurant operations margins and improvement in the performance  of new format restaurants.

     Provision for income taxes. The provision for income taxes in the first nine months of both 2002 and 2001 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit.
The effective income tax rate was 35.2% during the first nine months of 2002 and 2001. Approximately 50% of the Company's international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

      Cumulative  effect  of a change in accounting principle.   The  cumulative
effect of a change in accounting principle represents the effect of the adoption of  the  transitional impairment provision of SFAS No. 142, "Goodwill and  Other
Intangible Assets".  The adoption has been made effective as of the beginning of the  Company's  current fiscal year.  The cumulative effect  of  the  change  in accounting principle was approximately $4,422,000, net of taxes of approximately
$2,199,000,  during the nine month period ended September 30, 2002.   Basic  and
diluted earnings per share were both reduced by $0.06 due to the impact  of  the change in accounting principle.

      Net income and earnings per common share. Net income for the first nine months of 2002 was $115,228,000 as compared with pro forma net income of $99,833,000 in the same period in 2001. Basic earnings per share increased to $1.50 during the first nine months of 2002, as compared with $1.30 in the same period in 2001. Diluted earnings per share increased to $1.45 during the first nine months of 2002, as compared with $1.28 in the same period in 2001.
                      Page 27 of 45
                           OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     The following table presents a summary of the Company's cash flows from operating, investing and financing activities for the periods indicated (in thousands).

                                   Year Ended         Nine Months Ended
                                  December 31,   September 30,   September 30,
                                      2001            2002          2001
                                  -------------  -------------  ------------
Net cash provided by operating
  activities.....................   $ 228,821       $ 226,450    $ 110,756
Net cash used in investing
  activities.....................    (233,662)      (120,105)     (152,570)
Net cash used in financing
  activities.....................     (10,835)       (77,004)      (22,277)
                                   ----------     -----------    ---------
Net (decrease) increase in
   cash and cash equivalents.....   $ (15,676)      $  29,341    $ (64,091)
                                     ========        ========     ========

      The  Company  requires  capital principally for  the  development  of  new
restaurants, remodeling of older restaurants and investment in technology.   The
Company also requires capital to pay dividends to common stockholders (refer  to additional discussion in the Dividend section  of  Management's  Discussion  and
Analysis of Financial Condition and Results of  Operation). Capital expenditures
totaled  approximately  $201,039,000  for  year  ended   December 31,  2001  and
approximately $125,213,000 and $143,645,000 during  the first   nine  months  of
2002 and 2001, respectively. The Company either leases  its  restaurants   under
operating  leases  for  periods  ranging from five  to thirty  years  (including renewal  periods)  or  purchases  free  standing  restaurants  where  it is cost effective.

      During  2001, the Company entered into an agreement with the  founders  of
Bonefish Grill ("Bonefish") to develop and operate Bonefish restaurants.   Under
the  terms  of  the  Bonefish  agreement, the  Company  purchased  the  Bonefish
restaurant  operating  system for approximately $1,500,000.   In  addition,  the
interest  in the three existing Bonefish Grills was contributed to a partnership formed  between  the Bonefish founders and the Company, and,  in  exchange,  the
Company  committed to the first $7,500,000 of future development costs of  which approximately $3,909,000 has been expended as of September 30, 2002.

     The  Company  entered  into an agreement to develop and  operate  Fleming's
Prime Steakhouse and Wine Bars ("Fleming's"). Under the terms of the Fleming's agreement, the Company purchased three existing Fleming's for $12,000,000 and committed to the first $13,000,000 of future development costs, all of which had been invested as of December 31, 2001.

     During  1999, the Company entered into an agreement to develop and  operate
Roy's Restaurants. Under the terms of the Roy's agreement, the Company paid a consulting fee of approximately $1,800,000 to Roy Yamuguchi, founder of Roy's.
Refer to the Debt Guarantees section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

                              Page 28 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       In  connection  with  the  realignment  of  the  Company's  international operations,  the  Company  expects  to merge the  interests  of  its  franchisee operating  restaurants in Japan into a new Japanese corporation  which  will  be majority owned by the Company and which will have responsibility for the  future
development  of  Outback  Steakhouse restaurants  in  Japan.   As  part  of  the
realignment, the Company expects to become directly liable for the debt which it now  guarantees,  which  totaled  approximately $15,167,000,  with  a  potential maximum of $20,000,000, as of September 30, 2002, referred to above and in  Note
5  of  Notes  to Unaudited Consolidated Financial Statements.  As part  of  this transaction,  the  Company  also expects to invest approximately  $2,000,000  in equity in addition to the assumption of the bank debt.

LONG TERM DEBT

     At September 30, 2002, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $3,850,000 is committed for the issuance of letters  of credit required by insurance companies that underwrite the Company's workers  compensation  insurance. As of September  30,  2002,  the  Company  had borrowed  $10,000,000 on the line of credit to finance the  development  of  new restaurants.  The Company expects that its capital requirements through the  end of  2002  will  be met by cash flows from operations and, to the extent  needed, advances  on its line of credit.  The revolving line of credit contains  certain restrictions  and  conditions  as defined in the agreement  which  requires  the
Company to maintain net worth of $563,515,000 as of September 30, 2002, a  fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of
2.0  to  1.0.  At September 30, 2002, the Company was in compliance with all  of
the  above  debt  covenants.   See  Note 5 of Notes  to  Unaudited  Consolidated
Financial Statements.

     The Company has notes payable with banks bearing interest at rates ranging from 6.5% to 6.75% to support the Company's Korean operations. As of September
30, 2002, the outstanding balance was approximately $15,480,000.

DEBT GUARANTEES

      The  Company is the guarantor of two uncollateralized lines of credit that permit  borrowing  of  up  to $20,000,000 for its franchisee  operating  Outback
Steakhouses   in   Japan.   At  September  30,  2002  the  borrowings    totaled
approximately $15,167,000.

                             Page 29 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for its franchisee operating Outback
Steakhouses in California. At September 30, 2002 the balance on the line of credit was approximately $28,533,000.

      The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner in the development of Roy's restaurants. At September 30, 2002, the outstanding balance was approximately $19,691,000.

      The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouses. At September 30, 2002, the outstanding balance on the loans was approximately $233,000.

      The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for Kentucky Speedway ("Speedway") in which the Company has a 22.2% equity interest and at which the Company operates catering and concession facilities. At September 30, 2002 the outstanding balance on the note was approximately $68,000,000. The Company's investment is included in the line item entitled "Investments In and Advances to Unconsolidated Affiliates".
Speedway has not yet reached its operating break-even point. Accordingly, the Company has made two additional working capital contributions, $667,000 in December 2001 and $444,000 in July 2002, in addition to its original investment.
The Company anticipates that it may need to make additional contributions for its pro rata portion of future losses, if any.

     The Company is not aware of any non-compliance with the underlying terms of the borrowing agreements for which it provides a guarantee that would result in the Company having to perform in accordance with the terms of the guarantee.

DEBT AND DEBT GUARANTEE SUMMARY

     The Company's contractual debt obligations, debt guarantees and commitments as of September 30, 2002 are summarized in the table below (in thousands):
                                           Current     Long-term
                               Total       Portion      Portion
                             ---------   -----------  ------------
Debt.......................   $31,075     $  16,820    $  14,255

Debt guarantees............   $89,178     $  20,233    $  68,945
Amount outstanding under
  debt guarantees..........   $73,069     $  15,400    $  57,669

Commitments................   $ 3,591     $   3,591



                           Page 30 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SHARE REPURCHASE

      On July 26, 2000, the Company's Board of Directors authorized a program to repurchase  up  to 4,000,000 shares of the Company's Common Stock.  The  timing, price,  quantity and manner of the purchases will be made at the  discretion  of management  and will depend upon market conditions. In addition,  the  Board  of
Directors also authorized a program to repurchase shares on a regular  basis  to offset  shares issued as a result of stock option exercises. During  the  period from  the  program authorization date through September 30, 2002,  approximately
2,825,000 shares of the Company's Common stock have been issued as the result of
stock  option  exercises.   The Company will fund the  repurchase  program  with
available cash and bank credit facilities. As of September 30, 2002, under these authorizations the Company has repurchased approximately 5,543,000 shares of its
Common Stock for approximately $152,461,000.  Subsequent to September 30,  2002,
the Company has repurchased approximately 337,000 shares of its Common Stock for approximately $9,053,000.


DIVIDEND

     On October 23, 2002, the Company's Board of Directors declared a  quarterly dividend of $0.12 for each share of the Company's common stock.  The dividend is
payable December 6, 2002 to shareholders of record as of November 22, 2002.   At
the current dividend rate, the annual dividend payment is expected to be between
$35,000,000  and  $40,000,000  depending on the shares  outstanding  during  the respective  quarters.  The Company intends to pay the dividend  with  cash  flow from operations.


OTHER

     See Notes 5 and 8 of Notes to Unaudited Consolidated Financial Statements for discussion of the Company's $22,000,000 licensing agreement for use of the assets of some of its non-restaurant operations.
                      Page 31 of 45
                             OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The   Company's  accounting  policies  regarding  property,  fixtures   and
equipment  include  certain management judgments and projections  regarding  the estimated useful lives of these assets and what constitutes increasing the value and  useful life of existing assets.  These estimates, judgments and projections may  produce materially different amounts of depreciation expense than would  be reported if different assumptions were used.
                      Page 32 of 45
                           OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Impairment of Long-Lived Assets

     The Company assesses the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever  events  or  changes  in  circumstances
indicate that the carrying value may not be  recoverable.   Recoverability   of
assets  is  measured  by  comparing  the carrying value  of  the  asset to  the future cash flows expected to be generated  by  the  asset. If the total future cash flows are less than the carrying amount of  the asset, the carrying amount is written down to the estimated fair  value, and  a  loss resulting from value impairment is recognized by a charge  to earnings.

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

                      Page 33 of 45
                           OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                      Page 34 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In the Outlook portion of Management's Discussion and Analysis of Financial
Condition  and  Results of Operations in its Quarterly Report to the  Securities
and  Exchange Commission on Form 10-Q for the quarter ended June 30,  2002,  the
Company   reported  that  average  unit  volumes  for  its  Outback   Steakhouse
restaurants  ("Outback") had decreased by approximately 1.6%  and  that  average unit  volumes  for  Carrabba's Italian Grills ("Carrabba's)  increased  by  2.4%
during the quarter as compared with the same quarter a year ago and that to  the extent  to  which average unit volume trends remained weaker than expected,  the
Company's  revenues  and  operating results for the remainder  of  2002  may  be affected.

     The remaining paragraphs in this Outlook section update the information provided in the two Forms referenced above and the Company recommends that this section be read in conjunction with those Outlook sections.

     During the three month period ended September 30, 2002, as compared with the same period a year ago, average unit volumes for Outback declined by approximately 0.9% and average unit volumes for Carrabba's Italian Grills
("Carrabba's") decreased by approximately 1.3%. Results for both formats were below those anticipated in the Company's comments in Form 10-K referenced above.
In an attempt to reverse the negative trend at Outback, a price increase of approximately 1.8% was implemented in mid May 2002 and the Company increased its planned 2002 television advertising expenditures by $5.4 million. The additional advertising began in September. Although the effect of these plans cannot be accurately forecast, the Company set a goal of achieving positive average unit volume gains at Outback for the second half of 2002 of one to two percent. As a result of the decline in average unit volumes for Carrabba's, the Company is now anticipating gains of only one to two percent for the last quarter of 2002. To the extent to which these goals are not met and negative sales trends continue, the Company's revenues and operating results for the full year may fall short of its original objectives.

     During the quarter ended September 30, 2002, the Company benefited from lower than expected commodity costs for baby back ribs, shrimp, fresh fish and dairy products. As a result of lower commodity costs and the effect of the price increase discussed above, the Company now expects cost of goods sold as a percentage of restaurant sales for the full year to be 90 to 110 basis points better than originally expected and 50 to 60 basis points better than the amount expected as stated in Form 10-Q for the quarter ended June 30, 2002.

                      Page 35 of 45
                             OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK(continued)

     Because of lower than planned average unit volumes, through the first three quarters of the year labor costs as a percentage of restaurant sales were 10 to 20 basis points higher than expected. If the steps taken to grow average unit volumes in Outback are successful, labor cost ratios for the last quarter of 2002 should be more in line with the guidance given in Form 10-K referenced above. If the Company's steps do not achieve their targeted objectives, labor cost ratios for the full year will be higher than originally planned.

     The Company has not received the benefit it originally expected from a decline in natural gas costs. Accordingly, the Company is now planning for restaurant operating expenses as a percentage of restaurant sales for the last quarter of the year to be 20 to 30 basis points higher than originally expected.

     The Company is now planning for the last quarter of 2002 for all other expense ratio variances to be comparable to those experienced in and reported for the first three quarters of 2002.

Future Operating Results.

     As  of  the  date of this report substantial uncertainty exists as  to  the
strength  of  consumer  spending  as a result of  the  economic  downturn.   The
Company's  revenue  growth expectations summarized in  the  following  paragraph assume that current spending trends do not worsen in the fourth quarter of  2002 or fiscal 2003.  The Company's revenues and financial results in 2003 could vary significantly depending upon consumer and business spending trends.

2003  Revenue.  The Company plans to grow revenues in 2003 by opening additional restaurants  and increasing comparable store sales and average unit  volumes  in
all  brands.   The  Company's    expansion  plans   are   summarized   in   this
section.   Based  upon  current economic conditions, the  Company  is  currently planning for average unit volumes for Outback to increase by approximately 1% to
2%  during 2003 compared with 2002.  At present, the Company is not planning  on any  price  increases during 2003 for Outback Steakhouse.  However, the  Company will  reevaluate  Outback menu pricing periodically and  may  change  prices  as economic  and  commodity conditions dictate.  The Company is currently  planning
for  average  unit  volumes  for  Carrabba's  Italian  Grills  to  increase   by
approximately  1%  to  2% during 2003.  The Company is not  planning  any  price increases during 2003 for Carrabba's Italian Grills.  However, the Company  will reevaluate  Carrabba's  menu  pricing periodically  and  may  change  prices  as economic and commodity conditions dictate. The Company is also currently planning for  average  unit  volumes  to  increase by approximately 3% to 4% for Fleming's
Prime Steakhouse, 1% to 2% for Roy's and 1% to 2% for Bonefish Grill.

                             Page 36 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK(continued)

2003  Cost  of Revenue.  The Company is anticipating favorable pork rib  pricing versus  2002  as it continues to use less expensive domestic ribs.  The  Company has also entered into contracts to secure its butter and cheese supplies for all of 2003 at a price that is slightly favorable to the average price in 2002. Cost of  revenue  is also expected to decrease in 2003 as new format restaurants  are developed  that  have  a  lower cost of revenue as  compared  with  Outback  and
Carrabba's.  The Company expects the favorable commodities and brand mix  to  be partially  offset by unfavorable potato and onion pricing.  Although  the  total change  in food cost is subject to several factors,  such  as  the  mix  of  new
restaurants,  commodity  availability  and  usage,  and  price   fluctuations in
commodities   which  the Company does not have  purchase contracts, the  current expectation  for the  Company is for a decrease of approximately 0.1% to 0.3% of sales  for  the full year.

2003  Labor  Costs.   During  the last few years, the  Company  has  experienced
significant  wage  pressure resulting from a tight labor  market.   The  Company
expects  the  upward wage pressure to continue during 2003 but at a  lower  rate
than  2002.   The  Company  expects that as more of the new  format  restaurants
(Roy's, Fleming's and Selmon's) are opened, that labor costs as a percentage  of restaurant sales will increase because the labor costs as a percentage of  sales at  the  new  restaurant  formats  run at a higher  rate  than  at  Outback  and
Carrabba's.   In  addition,  higher employee health  insurance  cost  will  also continue the upward pressure on labor costs as a percentage of restaurant sales.
As  a  result, the Company is currently planning for its labor costs to increase by 0.2% to 0.3% of restaurant sales.

2003  Restaurant  Operating  Expenses.   The  Company  plans  to  increase   its
advertising  expenditures as a percent of sales in both Outback  Steakhouse  and
Carrabba's  Italian  Grill in 2003.  In addition, costs incurred  prior  to  the opening  of  new restaurants are expected to increase as a result of  additional restaurant  openings  in  2003  versus 2002.  These  preopening  expenses  total approximately  $150,000  for  each  Company  owned  and  joint  venture  Outback
Steakhouse,   approximately   $195,000   for each    Carrabba's  Italian  Grill,
approximately $125,000 for each Bonefish Grill and  approximately  $300,000  for each new Roy's and Fleming's Prime Steakhouse and Wine Bar. Restaurant operating expense ratios may vary materially from quarter to  quarter  depending  on  when
units  open.   As  a  result  of  the  additional advertising  expenditures  and increase in planned openings of  new  restaurants, restaurant operating expenses may increase in 2003 by 0.2% to 0.3% of restaurant sales.

2003  Depreciation  and  Amortization. The  Company  expects depreciation costs, which are directly affected by investment in fixed assets, to  increase  as  it builds  new  restaurants, improves and remodels existing restaurants and invests in technology.  The  Company estimates  that its  capital  expenditures  for the
development   of   new   restaurants   will  be  approximately   $175,000,000 to
$200,000,000 in 2003.


                              Page 37 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK(continued)


2003 General and Administrative Expenses. Based upon its current plan, the Company expects that total general and administrative costs will increase by approximately 12% to 13% in 2003 compared with 2002.

Expansion Strategy.

      The Company's goal is to add new restaurants to the Outback system during the remainder of 2002. The following table presents a summary of the expected restaurant openings during the fourth quarter of 2002 and for the full year
2003:

                                            4th Quarter      Full Year
       Outback Steakhouses - Domestic          2002             2003
        Company owned......................   5 to 6          24 to 25
        Franchised or development joint
         venture...........................   1 to 2           5 to 7
       Outback Steakhouses - International
        Company owned......................   1 to 2          8 to 10
        Franchised or development joint
         venture...........................      1             3 to 5
       Carrabba's Italian Grills
        Company owned......................   7 to 8          22 to 25
       Fleming's Prime Steakhouse and Wine Bars
        Company owned......................      2             6 to 8
       Roy's
        Company owned......................      -             2 to 3
       Selmon's
        Company owned......................      -               -
       Cheeseburger in Paradise
        Company owned......................      -               -
       Bonefish Grill
        Company owned......................   2 to 3          10 to 15
        Franchised or development joint
         venture...........................       1             1 to 2

                      Page 38 of 45
                           OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                      Page 39 of 45
                            OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

      The  Company's exposure to interest rate risk relates to its  $140,000,000 revolving  lines of credit with its banks. Borrowings under the agreements  bear interest  at rates ranging from 57.5 to 95 basis points over the 30, 60,  90  or
180  London Interbank Offered Rate. At September 30, 2002 and December 31, 2001,
the Company had a $10,000,000 outstanding balance on the lines of credit.

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

                      Page 40 of 45
                             OUTBACK STEAKHOUSE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4.   CONTROLS AND PROCEDURES

     The   Company  has  established  and  maintains  disclosure  controls   and
procedures that are designed to ensure that material information relating to the
Company  and  its subsidiaries required to be disclosed by the  Company  in  the reports  that it files or submits under the Securities Exchange Act of  1934  is recorded,  processed, summarized, and reported within the time periods specified in  the  Securities  and Exchange Commission's rules and forms,  and  that  such information  is  accumulated  and  communicated  to  the  Company's  management,
including   its  Chief  Executive  Officer  and  Chief  Financial  Officer,   as
appropriate to allow timely decisions regarding required disclosure. Within  the
90  days prior to the date of this quarterly report, the Company carried out  an evaluation,  under the supervision and with the participation of  the  Company's management, including the Company's Chief Executive Officer and Chief  Financial
Officer,  of  the  effectiveness of the design and operation  of  the  Company's disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer
concluded  that the Company's disclosure controls and procedures were  effective as of the date of such evaluation.

     The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                      Page 41 of 45
                           OUTBACK STEAKHOUSE, INC.
                           PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings

      The  Company is subject to legal proceedings, claims and liabilities, such  as liquor liability, sexual harassment and slip and fall cases  etc., which arise in the ordinary course of business and are generally covered by
insurance.   In  the  opinion of management, the  amount  of  the  ultimate liability with respect to those actions will not have a materially  adverse impact on the Company's financial position or result of operations and cash flows.

     The Company filed a report on Form 8-K with the Securities and Exchange
Commission dated February 14, 2002 regarding threatened litigation and there has been no change in the status.




Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits
          None

 (b)  Reports on Form 8-K
          The Company filed reports on Form 8-K with the Securities  and  Exchange
          Commission dated August 14, 2002, October 23, 2002 and November 8, 2002.

                             Page 42 of 45


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                            OUTBACK STEAKHOUSE, INC.
Date:  November 14, 2002.   (Registrant)

                            By:  /s/ Robert S. Merritt
                                 Robert S. Merritt
                                 Senior Vice President,
                                 Finance (Principal Financial
                                 and Accounting Officer)


                           Page 43 of 45
                           CERTIFICATIONS

 I, Robert S. Merritt, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Outback Steakhouse, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.      /s/ Robert S. Merritt
                              Robert S. Merritt, Principal Financial Officer
                           Page 44 of 45
                           CERTIFICATIONS

 I, Chris T. Sullivan, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Outback Steakhouse, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.      /s/ Chris T. Sullivan
                              Chris T. Sullivan, Principal Executive Officer
                             Page 45 of 45