Form 10-K
period 2002-12-31
OUTBACK STEAKHOUSE INC
filed 2003-03-28
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 1-15935

OUTBACK STEAKHOUSE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3061413
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2202 North West Shore Boulevard, 5th Floor, Tampa, Florida 33607

(Address of principal executive offices) (Zip Code)

(813) 282-1225
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

     As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,960,492,669 based upon the last sales price reported for such date on the New York Stock Exchange.

     As of March 20, 2003, the number of shares outstanding of the Registrant’s Common Stock, $.01 par value was 75,391,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Part II of this report.

Portions of the Registrant’s Proxy Statement of Outback Steakhouse, Inc. (“the Proxy Statement”) dated March 28, 2003 for the Annual Meeting of Shareholders to be held on April 23, 2003 are incorporated by reference in Parts I and III of this report.

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” and similar expressions are intended to identify forward-looking statements.

The Company’s actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy elsewhere in this report and as a result, among other things, of the following:

(i)	The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)	The Company’s results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company’s restaurant concepts; local, regional and national economic conditions; the seasonality of the Company’s business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)	The Company’s ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, and the ability to recruit and train skilled management and restaurant employees.

(iv)	Price and availability of commodities, including but not limited to items such as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy costs are subject to fluctuation and could increase or decrease more than the Company expects; and/or

(v)	Weather and other acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

ITEM 1. BUSINESS

GENERAL

The Company was incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 the Company changed its name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with the Company’s initial public offering, as a result of which Outback Delaware became a holding company for Outback Florida. Unless the context requires otherwise, references to the “Company” mean Outback Delaware, its wholly owned subsidiaries and each of the limited partnerships and joint ventures controlled by the Company and its subsidiaries.

In April 1993, the Company purchased a 50% interest in the cash flows of two Carrabba’s Italian Grill restaurants located in Houston, Texas (the “Original Restaurants”), and entered into a 50-50 joint venture with the founders of Carrabba’s to develop additional Carrabba’s Italian Grill restaurants (“Carrabba’s”). Carrabba’s Italian Grill, Inc. (“CIGI”), a Florida corporation, was formed in January 1995. In January 1995, the founders obtained sole ownership of the Original Restaurants and the Company obtained sole ownership of the Carrabba’s concept and four restaurants in Florida. The original 50-50 joint venture continues to develop restaurants in the State of Texas. The Company has the sole right to develop restaurants outside of Texas, and pays royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba’s restaurants opened after 1994.

In May 1995, the Company, through its wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants. In May 2002, the Company purchased the 20% interest in Outback Steakhouse International LP that it did not previously own.

In June 1999, the Company, through its wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, entered into an agreement with Roy Yamaguchi, the founder of Roy’s restaurants, ("Roy’s") to develop and operate future Roy’s worldwide. Roy’s is an upscale casual restaurant featuring “Hawaiian-Fusion” cuisine. There were 13 domestic Roy’s at December 31, 2002, in which the Company does not have an economic interest.

In October 1999, the Company, through its wholly owned subsidiary, OS Prime, Inc., a Florida corporation, purchased three Fleming’s Prime Steakhouse and Wine Bar (“Fleming’s”) restaurants. At the same time, the Company entered into an agreement with the founders of Fleming’s to develop and operate additional Fleming’s worldwide. Fleming’s is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. In January 2003, the Company, through its wholly owned subsidiary, OS Prime, Inc. a Florida corporation, acquired two Fleming’s from the founder of Fleming’s pursuant to the asset purchase agreement dated October 1, 1999.

In 2000, through its wholly owned subsidiary, OS Southern, Inc., a Florida corporation, the Company opened one Lee Roy Selmon’s (“Selmon’s”) restaurant as a developmental format.

In October 2001, the Company, through its wholly owned subsidiary, Bonefish Grill, Inc., a Florida corporation, purchased the Bonefish Grill (“Bonefish”) restaurant operating system from the founders of Bonefish Grill. At the same time, the Company entered into an agreement to acquire an interest in three existing Bonefish Grill restaurants and to develop and operate additional Bonefish Grills. Bonefish is a mid-scale, casual seafood format that serves dinner only and features fresh oak-grilled fish, fresh seafood, as well as beef, pork, chicken, and pasta entrees.

In August 2002, the Company, through its wholly owned subsidiary, OS Tropical, Inc., a Florida corporation and its joint venture partner Cheeseburger Holding Company LLC, the Company opened one Cheeseburger in Paradise ("Cheeseburger") restaurant as a developmental format.

CONCEPTS AND STRATEGIES

As of December 31, 2002, the Company’s restaurant system included full-service restaurants with several types of ownership structures. At December 31, 2002, the system included restaurant formats and ownership structures as listed in the following table:

	(Domestic)	(International)	Carrabba's	Fleming's				Cheeseburger
Outback Steakhouse, Inc	Outback	Outback	Italian	Prime		Lee Roy	Bonefish	In
and Affiliates	Steakhouses	Steakhouses	Grills	Steakhouses	Roy's	Selmon's	Grills	Paradise	Total

Company owned	580	32	94	16	14	1	11	1	749
Development joint venture	3	9	29	—	1	—	1	—	43
Franchise	115	45	—	—	1	—	3	—	164

Total	698	86	123	16	16	1	15	1	956

The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature “Bloomin’ Onion,” desserts and full liquor service. Carrabba’s restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba’s also offers specialty appetizers, desserts, coffees and full liquor service. Fleming’s restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming’s also offers several specialty appetizers and desserts. In addition to a full service bar, Fleming’s offers over 100 quality wines by the glass. The majority of Roy’s restaurants serve dinner only and feature a limited menu of “Hawaiian fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy’s also offers several specialty appetizers, desserts and full liquor service. Selmon’s serves lunch and dinner and features “Southern Style” comfort food. Selmon’s also offers appetizers, desserts and full liquor service. Bonefish Grill serves dinner only and features a variety of fresh grilled fish complemented by a variety of sauces. Cheeseburger in Paradise serves dinner only and features gourmet hamburgers and sandwiches. Cheeseburger in Paradise also offers appetizers, desserts, full liquor service and retail merchandise inspired by Jimmy Buffett. The Company believes that it differentiates its Outback Steakhouse, Carrabba’s Italian Grills, Fleming’s Prime Steakhouse and Wine Bars, Roy’s, Lee Roy Selmon’s, Bonefish Grills and Cheeseburger in Paradise restaurants by:

—	emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

—	attracting a diverse mix of customers through casual and upscale dining atmospheres emphasizing highly attentive service;

—	hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase an ownership interest in the restaurants they manage; and

—	limiting service to dinner for the majority of its locations, (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

     Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 12.9% of domestic Outback Steakhouses’ restaurant sales. The price range of appetizers is $2.69 to $7.99 and the price range of entrees is $6.99 to $27.99 The average check per person was approximately $17.50 to $20.00 during 2002. The prices that the Company charges in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children’s menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $21.99 to $27.99.

     Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

     Restaurant Management and Employees. The general manager of each Outback is required to purchase a 10% interest in the restaurant he or she manages for $25,000, and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

CARRABBA’S ITALIAN GRILL:

     Menu. The Carrabba’s Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16.6% of Carrabba’s revenues. The price range of appetizers is $6.49 to $9.99 and the price of entrees is $8.99 to $18.99 with nightly specials to $25.99. The average check per person was approximately $18.00 to $22.00 during 2002. The prices that the Company charges in individual locations vary depending upon the demographics of the surrounding area.

     Casual Atmosphere. Carrabba’s Italian Grills feature a casual dining atmosphere with a decor suggestive of a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba’s family photos, authentic Italian pottery and cooking utensils.

     Restaurant Management and Employees. The general manager of each Carrabba’s Italian Grill is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

FLEMING’S PRIME STEAKHOUSE & WINE BAR:

     Menu. The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming’s offers a selection of over 100 quality wines available by the glass. Liquor service accounts for approximately 33.3% of Fleming’s revenue. The price range of entrees is $18.50 to $33.95. Appetizers range from $6.50 to $11.50 and side dishes range from $4.95 to $6.50. The average check per person was approximately $55.00 to $65.00 during 2002.

     Upscale Casual Atmosphere. Fleming’s Prime Steakhouse and Wine Bar offers an upscale dining experience in an upbeat, casual setting. The decor includes rich dark wood in the open dining room. One focal point of the restaurant is the exhibition kitchen finished in stainless steel and appointed with copper accents. Private dining rooms are available for private gatherings or corporate functions.

     Restaurant Management and Employees. The general manager of each Fleming’s is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Fleming’s is required to purchase a 2% interest in the restaurant for $10,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

ROY’S:

     Menu. Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian-fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Liquor service accounts for approximately 29.5% of Roy’s revenue. In addition to full bar service, Roy’s offers a large selection of quality wines. The price range of entrees is $21.00 to $65.00. Appetizers range from $8.00 to $24.00. The average check per person was approximately $45.00 to $55.00 during 2002.

     Upscale Casual Atmosphere. Roy’s offers an upscale casual dining experience. One focal point of the restaurant is the exhibition kitchen finished in stainless steel and appointed with copper accents. Private dining rooms are available for private gatherings or corporate functions.

     Restaurant Management and Employees. The general manager of each Roy’s is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Roy’s is required to purchase a 5% interest in the restaurant for $15,000 and is required to enter into a five-year employment agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

BONEFISH GRILL:

     Menu. The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork, and chicken entrees. The menu also includes several specialty appetizers. Liquor service accounts for approximately 27.7% of Bonefish’s revenue. The price range of entrees is $13.00 to $19.00. Appetizers range from $5.50 to $13.50.

     Casual Atmosphere. Bonefish offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables, and distinctive artwork inspired by Florida’s natural coastal setting.

     Restaurant Management and Employees. The general manager of each Bonefish is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a seven-year employment agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

EXPANSION STRATEGY

     During the year ended December 31, 2002, 34 domestic and 15 international Outback Steakhouses, 20 Carrabba’s Italian Grills, five Fleming’s, five Roy’s , 11 Bonefish Grills and one Cheeseburger in Paradise were added to the Company’s restaurant system. In 2003, the Company expects to develop 24 to 26 Carrabba’s restaurants, the majority of which will be Company owned, in existing markets where the restaurants have demonstrated success. The Company expects to open 26 to 28 domestic Company owned Outback Steakhouse restaurants in 2003, 1 to 2 domestic franchised or development joint venture restaurants and 14 to 17 international restaurants, of which 12 to 14 will be company owned and 2 to 3 will be franchised. During 2003, the Company expects to develop new Outback Steakhouses and Carrabba’s Italian Grills in its existing markets and in select new domestic markets. The Company also intends to add 6 to 8 Fleming’s Prime Steakhouse & Wine Bar restaurants, 1 to 2 Roy’s restaurants, 16 to 20 Bonefish Grills, 1 Lee Roy Selmon’s and 1 to 2 Cheeseburger in Paradise restaurants during 2003.

     The above statements regarding the Company’s expansion plans constitute forward-looking statements. The Company notes that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to above. The Company’s development schedule for new restaurant openings is subject to a number of risk factors that could cause actual results to differ, including:

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

(viii)  The ability to recruit and train skilled management and restaurant employees; and

(ix)  Weather and acts of God beyond the Company’s control resulting in construction delays.

     Company owned restaurants include restaurants owned by partnerships in which the Company is a general partner. The partnership ownership interests in the restaurants range from 51% to 90%. The results of operations of Company owned restaurants are included in the consolidated operating results of the Company. The portion of income attributable to the minority interests is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority partners’ interest.” Development Joint Venture restaurants are organized as general partnerships in which the Company is one of two general partners. The Company generally owns 50% of the partnership and its joint venture partner generally owns 50%.

     Site Selection. The Company currently leases approximately 60% of its restaurant sites. In the future, the Company expects to construct a significant number of freestanding restaurants on owned or leased sites. The Company’s leased sites are generally located in strip shopping centers. The Company expects 70% to 75% of new restaurants to be free standing locations. The Company considers the location of a restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. Construction of a new restaurant takes approximately 90 to 360 days from the date the location is leased or under contract.

     The Company designs the interior of its restaurants in-house and utilizes outside architects when necessary. A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and an island, full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 45 to 48 tables and seats approximately 220 people. The bar area consists of approximately ten tables and has seating capacity for approximately 54 people. Appetizers and complete dinners are served in the bar area.

     A typical Carrabba’s Italian Grill is approximately 6,650 square feet and features a dining room, pasta bar and a full service liquor bar. The dining area of a typical Carrabba’s Italian Grill consists of 40 to 45 tables and seats approximately 230 people. The liquor bar area includes six tables and seating capacity for approximately 59 people, and the pasta bar has seating capacity for approximately ten people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

     A typical Fleming’s is approximately 7,900 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Fleming’s consists of approximately 55 tables and seats approximately 235 people. The bar area includes six tables and bar seating with a capacity for approximately 54 people.

     A typical Roy’s is approximately 7,100 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Roy’s consists of approximately 41 tables and seats approximately 154 people. The bar area includes six tables and bar seating with a capacity for approximately 34 people.

     A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 36 tables and seats approximately 144 people. The bar area includes four tables and bar seating with a capacity for approximately 25 people.

RESTAURANT LOCATIONS

     The following table sets forth the location of each existing Outback Steakhouse as of December 31, 2002:

DOMESTIC COMPANY	DOMESTIC COMPANY	UNAFFILIATED DOMESTIC	UNAFFILIATED INTERNATIONAL
OWNED RESTAURANTS	OWNED RESTAURANTS	FRANCHISED RESTAURANTS	FRANCHISED RESTAURANTS

Arizona(16)	Nevada(8)	Alabama(12)	Australia(1)
Arkansas(7)	New Hampshire(2)	Alaska(1)	Bahamas(1)
Colorado(14)	New Jersey(14)	California(57)	Canada(19)
Connecticut(6)	New Mexico(5)	Florida(2)	China(2)
Delaware(2)	New York(23)	Idaho(5)	Costa Rica(1)
Florida(71)	North Carolina(30)	Mississippi(6)	Dominican Republic(1)
Georgia(31)	North Dakota(1)	Montana(1)	Guam(1)
Hawaii(6)	Ohio(28)	New York(4)	Indonesia(1)
Illinois(18)	Oklahoma(8)	Oregon(8)	Japan(7)
Indiana(16)	Pennsylvania(22)	Tennessee(2)	Malaysia(1)
Iowa(4)	Rhode Island(1)	Washington(17)	Mexico(4)
Kansas(5)	South Carolina(17)		Singapore(1)
Kentucky(9) Louisiana(13) Maine(1) Maryland(17)	South Dakota(2) Tennessee(14) Texas(55) Utah(4)	DOMESTIC DEVELOPMENT JOINT VENTURE RESTAURANTS	Thailand(1) United Kingdom(3) Venezuela(1)
Massachusetts(17) Michigan(22) Minnesota(9)	Vermont(1) Virginia(29) West Virginia(7)	Florida(1) Tennessee(1)	INTERNATIONAL COMPANY OWNED RESTAURANTS
Missouri(14)	Wisconsin(5)	Pennsylvania(1)
Montana(1)	Wyoming(2)		Cayman Islands(1)
Nebraska(3)			Hong Kong(3)
Korea(23)
Philippines(2)
Puerto Rico(3)

INTERNATIONAL DEVELOPMENT JOINT VENTURE RESTAURANTS

Brazil(8)
Philippines(1)

The following table sets forth the location of each existing Carrabba’s Italian Grill as of December 31, 2002:

COMPANY OWNED	COMPANY OWNED	DEVELOPMENT JOINT
RESTAURANTS	RESTAURANTS	VENTURE RESTAURANTS

Arizona(4)	Michigan(4)	Alabama(2)
Colorado(6)	Missouri(1)	Florida(5)
Florida(33)	Nebraska(1)	Georgia(2)
Georgia(6)	New Jersey(4)	Kentucky(1)
Indiana(3)	New Mexico(1)	Ohio(4)
Kansas(2)	Nevada(2)	South Carolina(3)
Kentucky(1)	North Carolina(7)	Tennessee(3)
Massachusetts(2)	Ohio(3)	Texas(9)
Maryland(4)	Oklahoma(1)
Pennsylvania(2)
Texas(3)
Utah(1)
Virginia(3)

The following table sets forth the location of each existing Fleming’s Prime Steakhouse & Wine Bar as of December 31, 2002:

COMPANY OWNED
RESTAURANTS

Alabama(1)
Arizona(3)
California(4)
Florida(1)
Maryland(1)
Nevada(1)
Texas(3)
Utah(1)
Virginia(1)

The following table sets forth the location of each Roy’s as of December 31, 2002:

COMPANY OWNED	DEVELOPMENT JOINT
RESTAURANTS	VENTURE RESTAURANTS

Arizona(1)	Georgia(1)
California(4)
Florida(3)
Maryland(1)	UNAFFILIATED DOMESTIC
Nevada(2)	FRANCHISE
Pennsylvania(1)
Texas(2)	Illinois(1)

The following table sets forth the location of each Lee Roy Selmon’s as of December 31, 2002:

COMPANY OWNED
RESTAURANTS

Florida (1)

The following table sets forth the location of each Bonefish Grill as of December 31, 2002:

UNAFFILIATED
	DEVELOPMENT JOINT	DOMESTIC FRANCHISED
COMPANY OWNED	VENTURE RESTAURANTS	RESTAURANTS

Florida (8)	Florida(1)	Indiana(1)
North Carolina(1)		Kentucky(1)
Ohio(1)		North Carolina(1)
Virginia(1)

The following table sets forth the location of each Cheeseburger in Paradise as of December 31, 2002:

COMPANY OWNED
RESTAURANTS

Indiana(1)

RESTAURANT OPERATIONS

     Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba’s Italian Grill, Lee Roy Selmon’s, Cheeseburger in Paradise or Bonefish Grill consists of one general manager, one assistant manager and one kitchen manager. The management staff of a typical Fleming’s or Roy’s consists of a general manager, an executive chef, and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company established operating standards.

     Purchasing. The Company’s management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company and its franchisees purchase substantially all food and beverage products from authorized local or national suppliers and the Company will periodically make advance purchases of various inventory items to ensure adequate supply or obtain favorable pricing. The Company currently purchases substantially all of its beef from three suppliers. The Company has good relationships with all three suppliers.

     Supervision and Training. The Company requires its area operating partners and restaurant general managers to have significant experience in the full-service restaurant industry. In addition, the Company has developed a comprehensive 12-week training course which all operating partners and general managers are required to complete. The program emphasizes the Company’s operating strategy, procedures and standards. The Company’s senior management meets quarterly with the Company’s operating partners to discuss business-related issues and share ideas. In addition, members of senior management regularly visit the restaurants to ensure that the Company’s concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

     The restaurant general manager and area operating partners, together with the Company’s President, Regional Vice Presidents, Vice President of Training and Director of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee’s performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and senior management.

     Advertising and Marketing. The Company uses radio and television advertising in selected markets for Outback and Carrabba’s where it is cost-effective. Historically the Company’s goal was to develop a sufficient number of restaurants in each market it serves to permit the cost-effective use of radio and television advertising. In the future, the Company expects that its non-Outback restaurants will be less dependent on broadcast media and more dependent on site visibility and local marketing. In addition, the Company engages in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of the Company’s restaurants.

GENERAL MANAGER PROGRAM

     The general manager of each Company owned Outback and Carrabba’s restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Bonefish restaurant is required, as a condition of employment, to sign a seven-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required for Fleming’s to purchase a 2% interest and for Roy’s to purchase a 5% interest in the restaurant. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback, Carrabba’s and Bonefish and the 6% interest in Fleming’s and Roy’s has been fixed at $25,000. During the term of employment, each general manager is prohibited from selling or otherwise transferring his or her ownership interest, and after the term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his or her ownership interest to his or her employer or its general partners upon termination of employment on terms set forth in his or her employment agreement. The Company intends to continue the general manager investment program.

OWNERSHIP STRUCTURES

     The Company’s ownership interests in Outback Steakhouse restaurants and Carrabba’s Italian Grills are divided into two basic categories: (i) Company owned restaurants which are owned by general partnerships in which the Company is a general partner and (ii) development joint ventures. The results of operations of Company owned restaurants are included in the Company’s Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company’s restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs, and energy costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.

UNAFFILIATED FRANCHISE PROGRAM

     At December 31, 2002, there were 115 domestic franchised Outback Steakhouses and 45 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Each unaffiliated international franchisee paid an initial franchise fee of $80,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3-5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

     At December 31, 2002, there was one domestic franchised Roy’s. The unaffiliated domestic franchisee paid an initial franchise fee of $25,000 for the restaurant and pays a continuing monthly royalty of 2.5% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, the domestic unaffiliated franchisee is required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, the covered domestic franchisee will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

     At December 31, 2002, there were three domestic franchised Bonefish Grills. Each unaffiliated domestic franchisee paid an initial franchise fee of $50,000 for each restaurant and pays a continuing monthly royalty of 4.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as the Company establishes a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once the Company establishes a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising. There were no unaffiliated franchises of Carrabba’s Italian Grills, Fleming’s, Cheeseburger or Lee Roy Selmon’s at December 31, 2002.

     All unaffiliated franchisees are required to operate their Outback Steakhouse, Roy’s and Bonefish Grill restaurants in compliance with the Company’s methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs although the franchisee has full discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by the Company.

EMPLOYEES

     The Company employs approximately 59,000 persons, approximately 300 of whom are corporate personnel employed by Outback Steakhouse, Carrabba’s, Outback Steakhouses International franchising group, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Bonefish Grill, Cheeseburger and Lee Roy Selmon’s. Approximately 2,500 are restaurant management personnel and the remainder is hourly restaurant personnel. Of the approximately 300 corporate employees, approximately 50 are in management and 250 are administrative or office employees. None of the Company’s employees is covered by a collective bargaining agreement.

TRADEMARKS

     The Company regards its Outback Steakhouse, its Carrabba’s Italian Grill, its Fleming’s Prime Steakhouse and Wine Bar, its Roy’s, its Cheeseburger in Paradise, its Bonefish Grill and its Lee Roy Selmon’s service marks and its “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of its restaurants. The Company has also obtained a trademark for several other of its menu items, and the “No Rules. Just Right.”, “Aussie Mood. Awesome Food.” and other advertising slogans. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas in which the Company has restaurants. However, the Company believes such uses will not adversely affect the Company. The Company’s policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

GOVERNMENT REGULATION

     The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

     Approximately 14% of the Company’s restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company’s restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

     The Company may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     The Company’s restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company’s food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company’s labor costs.

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

ITEM 2. PROPERTIES

     Approximately 60% of the Company’s restaurants are located in leased space. In the future, the Company intends to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of the Company’s leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs. See pages 9-11 for listing of restaurant locations.

     The Company’s executive offices are located in approximately 93,000 square feet of leased space in Tampa, Florida, under a lease expiring in 2010.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on the Company’s financial position or result of operations and cash flows.

     The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 14, 2002 regarding threatened litigation and there has been no change in the status.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted for vote of security holders during the fourth quarter of 2002.

     Executive Officers of Registrant. Joseph J. Kadow, 46, who joined the Company in April, 1994, serves as Senior Vice President, General Counsel and Secretary. Mr. Kadow serves at the pleasure of the Board of Directors. Information regarding other executive officers is incorporated by reference in The Registrant’s Proxy Statement dated March 28, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On June 15, 2000, the Common Stock of the Company began trading on the New York Stock Exchange (“NYSE”) under the symbol “OSI.” Before June 15, 2000, the Common Stock of the Company was traded in the over-the-counter market and was quoted on the NASDAQ National Market System under the symbol “OSSI.” The following table sets forth, for the fiscal years ended December 31, 2002 and 2001, the high and low per share prices of the Company’s Common Stock as reported by the NYSE.

		2002			2001

			DIVIDENDS			DIVIDENDS
	HIGH	LOW	DECLARED	HIGH	LOW	DECLARED

First Quarter	$37.96	$32.45	—	$27.80	$20.25	—
Second Quarter	39.80	33.50	—	32.00	24.01	—
Third Quarter	35.75	25.99	—	30.00	23.95	—
Fourth Quarter	36.09	24.90	$0.12	35.62	24.91	—

     As of February 28, 2003, there were approximately 1,654 registered holders of record of the Company’s Common Stock.

     On October 23, 2002, the Company’s Board of Directors declared a quarterly dividend of $0.12 for each share of the Company’s Common Stock. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company. See “Managements Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for additional discussion regarding the Company’s dividend payment.

CORPORATE HEADQUARTERS

Outback Steakhouse, Inc., 2202 North West Shore Boulevard, 5th Floor, Tampa, FL 33607.

SHAREHOLDER INFORMATION

Exchange: New York Stock Exchange
Listed Security: OSI Common Stock

REPORTS ON FORM 10-K

A copy of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K is available to shareholders at no charge on the Internet at www.sec.gov or will be furnished to any shareholder without charge upon written request. Address to Investor Relations Department at: Outback Steakhouse, Inc., 2202 North West Shore Boulevard, 5th Floor, Tampa, Florida 33607.

STOCK TRANSFER AGENT AND REGISTRAR

The Bank of New York, Stock Transfer Administration, 101 Barclay Street, Suite 12-W, New York, New York 10286. Requests for changes and updates in shareholder records can be made to the Bank of New York Customer Service Department at 800-524-4458.

INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP, Tampa, Florida.

COMPANY NEWS

The Company’s news releases, including quarterly earnings announcements, are available through the Company’s Toll Free Investor Hotline. To receive a faxed copy of recent news releases, call 1-877-733-6774. This service is available 24 hours a day, 7 days a week. For additional Company information, visit the Company’s website at www.outback.com.

ANNUAL MEETING

The Annual Meeting of Shareholders will be held on Wednesday, April 23, 2003 at 10:00 a.m. Eastern Daylight Savings Time at the a la Carte Event Pavilion, 4050-B Dana Shores Drive, Tampa, Florida 33634.

DIVIDEND POLICY:

     The Board of Directors authorized a three-for-two stock split of the Company’s Common Stock to be effected in the form of a stock dividend payable on March 2, 1999 to the shareholders of record as of February 16, 1999.

     On October 23, 2002, the Company’s Board of Directors declared the Company’s first quarterly dividend of $0.12 for each share of the Company’s Common Stock. The dividend was paid on December 6, 2002 to shareholders of record as of November 22, 2002. On January 22, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.12 for each share of the Company’s common stock. The dividend was paid March 7, 2003 to shareholders of record as of February 21, 2003. At the current dividend rate, the annual dividend payment is expected to be between $35,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. The Company intends to pay the dividend with cash flow from operations.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollar amounts in thousands, except per share data)
Statements of Income Data(1):
REVENUES
Restaurant sales	$2,342,826	$2,107,290	$1,888,322	$1,632,720	$1,392,587
Other revenues	19,280	19,843	17,684	13,293	10,024

TOTAL REVENUES	$2,362,106	$2,127,133	$1,906,006	$1,646,013	$1,402,611

COSTS AND EXPENSES
Cost of sales	858,737	807,980	715,224	620,249	543,770
Labor and other related	572,229	507,824	450,879	387,006	327,261
Other restaurant operating	476,697	418,871	358,347	299,829	259,757
Depreciation and amortization	75,691	69,002	58,109	50,709	40,771
General & administrative expenses	89,868	80,365	75,550	61,173	52,879
Provision for impaired assets and restaurant closings	5,281	4,558	—	5,493	—
Contribution for “Dine Out for America”	—	7,000	—	—	—
Loss (income) from operations of unconsolidated affiliates	(6,180)	(4,517)	(2,457)	(1,089)	(514)

	2,072,323	1,891,083	1,655,652	1,423,370	1,223,924

Income from operations	289,783	236,050	250,354	222,643	178,687
Other income (expense), net	(3,322)	(2,287)	(1,918)	(3,042)	(850)
Interest income (expense), net	1,212	2,438	4,450	1,416	(1,357)

Income before elimination of minority partners’ interest and provision for income taxes	287,673	236,201	252,886	221,017	176,480
Elimination of minority partners’ interest	39,546	30,373	33,884	29,770	21,914

Income before provision for income taxes	248,127	205,828	219,002	191,247	154,566
Provision for income taxes	87,341	72,451	77,872	66,924	53,638

Income before cumulative effect of a change in accounting principle	160,786	133,377	141,130	124,323	100,928
Cumulative effect of a change in accounting principle (net of taxes)(3)	(4,422)	—	—	—	(4,880)

Net income	$156,364	$133,377	$141,130	$124,323	$96,048

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollar amounts in thousands, except per share data)
Basic earnings per common share Income before cumulative effect of change in accounting principle	$2.10	$1.74	$1.82	$1.61	$1.33
Cumulative effect of change in accounting principle (net of taxes)	(0.06)	—	—	—	(0.06)

Net income	$2.04	$1.74	$1.82	$1.61	$1.27

Diluted earnings per common share Income before cumulative effect of change in accounting principle	$2.03	$1.70	$1.78	$1.57	$1.30
Cumulative effect of a change in accounting principle (net of taxes)	(0.06)	—	—	—	(0.06)

Net income	$1.97	$1.70	$1.78	$1.57	$1.24

Pro forma net income(2)				$122,398	$94,683

Pro forma basic earnings per common share(2)				$1.59	$1.25

Pro forma diluted earnings per common share(2)				$1.55	$1.22

Basic weighted average number of common shares outstanding	76,734	76,632	77,470	77,089	75,702
Diluted weighted average number of common shares outstanding	79,312	78,349	79,232	79,197	77,484
Balance Sheet Data:
Working capital	$35,056	$16,600	$14,002	$12,276	$5,600
Total assets	1,389,575	1,237,748	1,022,535	852,282	718,918
Long-term debt	14,436	13,830	11,678	1,519	38,966
Interest of minority partners in consolidated partnerships	41,488	44,936	16,840	17,704	9,912
Stockholders’ equity	1,052,976	941,844	807,590	692,965	548,440
System —wide sales	$2,910,000	$2,621,000	$2,329,000	$1,992,000	$1,668,000
Cash dividends per share	$0.12	—	—	—	—

(1)	All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.

(2)	In 1999, the Company issued shares of its Common Stock in a merger to acquire all of the outstanding shares of its New England franchisee which owned 17 Outback Steakhouses in Connecticut, Massachusetts, New Hampshire and Rhode Island. This merger was accounted for by the pooling-of-interests method using historical amounts and the amounts have been restated to give retroactive effect to the mergers for all periods presented.

(3)	In 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and in accordance with the transitional impairment provision of SFAS No. 142, the Company recorded the cumulative effect of a change in accounting principle of $4,422,000, net of taxes of approximately $2,199,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

At December 31, 2002, Outback Steakhouse, Inc. and Affiliates (the “Company”) restaurant system included the following:

OUTBACK	(DOMESTIC)	(INTERNATIONAL)	CARRABBA'S	FLEMING'S				CHEESEBURGER
STEAKHOUSE, INC.	OUTBACK	OUTBACK	ITALIAN	PRIME		LEE ROY	BONEFISH	IN
AND AFFILIATES	STEAKHOUSES	STEAKHOUSES	GRILLS	STEAKHOUSES	ROY'S	SELMON'S	GRILLS	PARADISE	TOTAL

Company owned	580	32	94	16	14	1	11	1	749
Development joint venture	3	9	29	—	1	—	1	—	43
Franchise	115	45	—	—	1	—	3	—	164

Total	698	86	123	16	16	1	15	1	956

     Company owned restaurants include restaurants owned by partnerships in which the Company is a general partner. The partnership ownership interests in the restaurants range from 51% to 90%. The results of operations of Company owned restaurants are included in the consolidated operating results of the Company. The portion of income attributable to the minority interests is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”

     Development Joint Venture restaurants are organized as general partnerships in which the Company is one of two general partners and generally owns 50% of the partnership and its joint venture partner generally owns 50%. The restaurant manager of each restaurant owned by a Development Joint Venture purchases a 6% to 10% interest in the restaurant he or she manages. The Company is responsible for 50% of the costs of new restaurants operated as Development Joint Ventures and the Company’s joint venture partner is responsible for the other 50%. The income derived from restaurants operated as Development Joint Ventures is presented in the line item “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Income.

     The Company derives no direct income from operations of franchised restaurants other than initial franchise fees and royalties, which are included in the Company’s “Other revenues.”

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following table sets forth, for the periods indicated: (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

STATEMENTS OF INCOME DATA:
Revenues:
Restaurant sales	99.2%	99.1%	99.1%
Other revenues	0.8	0.9	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of sales (1)	36.7	38.3	37.9
Labor and other related (1)	24.4	24.1	23.9
Other restaurant operating (1)	20.3	19.9	19.0
Depreciation and amortization	3.2	3.2	3.0
General and administrative	3.8	3.8	4.0
Provision for impaired assets and restaurant closings	0.2	0.2	—
Contribution for “Dine Out for America”	—	0.3	—
Income from operations of unconsolidated affiliates	(0.3)	(0.2)	(0.1)
Total costs and expenses	87.7	88.9	86.9
Income from operations	12.3	11.1	13.1
Other income (expense), net	(0.1)	(0.1)	(0.1)
Interest income (expense), net	0.1	0.1	0.2
Income before elimination of minority partners’ interest and provision for income taxes	12.2	11.1	13.3
Elimination of minority partners’ interest	1.7	1.4	1.8

Income before provision for income taxes	10.5	9.7	11.5
Provision for income taxes	3.7	3.4	4.1

Income before cumulative effect of a change in accounting principle	6.8	6.3	7.4
Cumulative effect of a change in accounting principle	(0.2)	—	—

Net income	6.6%	6.3%	7.4%

(1)	As a percentage of restaurant sales.

SYSTEM-WIDE RESTAURANT SALES (MILLIONS OF DOLLARS):
OUTBACK STEAKHOUSES
Company owned	$1,978	$1,848	$1,698
Domestic franchised and development joint venture	377	358	318
International franchised and development joint venture	88	81	75

	2,443	2,287	2,091

CARRABBA’S ITALIAN GRILLS
Company owned	253	204	169
Development joint venture	90	72	48

	343	276	217

OTHER
Company owned	112	55	21
Franchised and development joint venture	12	3	—

	124	58	21

SYSTEM-WIDE TOTAL	$2,910	$2,621	$2,329

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

NUMBER OF RESTAURANTS (AT END OF PERIOD):
OUTBACK STEAKHOUSES
Company owned	612	575	521
Domestic franchised and development joint venture	118	114	103
International franchised and development joint venture	54	50	40

	784	739	664

CARRABBA’S ITALIAN GRILLS
Company owned	94	75	60
Development joint venture	29	28	21

	123	103	81

FLEMING’S PRIME STEAKHOUSE AND WINE BARS
Company owned	16	11	5

ROY’S
Company owned	14	11	3
Franchised and development joint venture	2	1	—

	16	12	3

ZAZARAC
Company owned	—	—	1

LEE ROY SELMON’S
Company owned	1	1	1

BONEFISH GRILLS
Company owned	11	3	—
Franchised and development joint venture	4	1	—

	15	4	—

CHEESEBURGER IN PARADISE
Company owned	1	—	—

SYSTEM-WIDE TOTAL	956	870	755

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

     None of the Company’s individual brands are considered separate reportable segments for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 131; however, differences in certain operating ratios are discussed in this section to enhance the financial statement users’ understanding of the Company’s results of operations and its changes in financial condition.

REVENUES.

     RESTAURANT SALES. Restaurant sales increased by 11.2% in 2002 as compared with 2001, and by 11.6% in 2001 as compared with 2000. The increases in 2002 and 2001 were primarily attributable to the opening of new restaurants. The following table summarizes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

AVERAGE UNIT VOLUMES:
Restaurants opened for one year or more:
Outback Steakhouses	$3,399,000	$3,444,000	$3,434,000
Carrabba’s Italian Grills	$3,133,000	$3,067,000	$2,933,000
Restaurants opened for less than one year:
Outback Steakhouses	$3,163,000	$2,855,000	$3,049,000
Carrabba’s Italian Grills	$2,987,000	$3,387,000	$2,370,000
OPERATING WEEKS:
Outback Steakhouses	28,897	27,163	25,328
Carrabba’s Italian Grills	4,221	3,428	3,031
MENU PRICE INCREASES:
Outback Steakhouses	1.6%	2.8%	3.1%
Carrabba’s Italian Grills	1.0%	4.5%	1.1%
YEAR TO YEAR SAME STORE PERCENTAGE CHANGE:
Same-store sales (restaurants open 18 months or more):
Outback Steakhouses	0.0%	0.8%	5.8%
Carrabba’s Italian Grills	1.5%	7.0%	11.8%

     OTHER REVENUES. Other revenues, consisting primarily of initial franchise fees and royalties, decreased by $563,000 to $19,280,000 in 2002 as compared with $19,843,000 in 2001. The decrease was attributable to lower franchisee fees from international franchise operations partially offset by higher royalties from additional stores operated as franchises during 2002 compared with 2001. The decrease was also attributable to the Company’s decision to allow international franchisees in certain markets, including Costa Rica, the Dominican Republic, Indonesia, Mexico, Malaysia, Singapore, Thailand, the United Kingdom and Venezuela to spend the royalties due to the Company on additional advertising to increase brand awareness and penetration in new markets. Other revenues increased by $2,159,000 to $19,843,000 in 2001 as compared with $17,684,000 in 2000. The increase was attributable to increased royalties and initial franchise fees from more stores opening and operating as franchisees of the Company both domestically and internationally during 2001 as compared with 2000.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

COSTS AND EXPENSES.

     COST OF SALES. Cost of sales, consisting of food and beverage costs, decreased by 1.6% of restaurant sales to 36.7% in 2002 as compared with 38.3% in 2001. The decrease was attributable to commodity cost decreases for beef, pork, dairy and seafood partially offset by higher produce costs. The decrease was also attributable to higher menu prices at both Outback Steakhouse and Carrabba’s Italian Grills, and to an increase in the proportion of sales and cost of sales associated with the Company’s non-Outback Steakhouse restaurants which operate at lower cost of goods sold levels than Outback Steakhouse. Cost of sales increased by 0.4% of restaurant sales to 38.3% in 2001 as compared with 37.9% in 2000. The increase was attributable to unfavorable commodity prices for beef and dairy products and was partially offset by menu price increases.

     LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses include all direct and indirect labor costs incurred in operations. Labor and other related expenses increased as a percentage of restaurant sales by 0.3% to 24.4% in 2002 as compared with 24.1% in 2001. The increase resulted from higher employee health insurance costs, higher hourly employee bonuses, lower average unit volumes at Outback Steakhouse and an increase in the proportion of new restaurant formats which have higher average labor costs than domestic Outback Steakhouses and Carrabba’s Italian Grills. Labor and other related expenses increased as a percentage of restaurant sales by 0.2% to 24.1% in 2001 as compared with 23.9% in 2000. The increase was attributable to higher hourly wage rates resulting from a competitive labor market, additional expenses related to enhanced employee health benefits and a new hourly employee bonus program.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repair and maintenance, advertising expenses, utilities, preopening costs and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. Other operating expenses as a percentage of restaurant sales increased by 0.4% to 20.3% in 2002 as compared with 19.9% in 2001. The increase was attributable to higher insurance costs, lower average unit volumes for Outback Steakhouse and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills. The increase was partially offset by lower restaurant preopening costs and lower natural gas costs as a percentage of restaurant sales during 2002 as compared with 2001. Other operating expenses as a percentage of restaurant sales increased by 0.9% to 19.9% in 2001 as compared with 19.0% in 2000. The increase was attributable to higher utility and natural gas prices and expenses associated with opening new restaurant formats. The increase was also attributable to an increase in the proportion of new format restaurants (primarily Fleming’s Prime Steakhouse, Roy’s, and Lee Roy Selmon’s) and international Outback Steakhouses in operation, which have higher average restaurant operating expenses than domestic Outback Steakhouses and Carrabba’s Italian Grills.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs were 3.2% of total revenues in both 2002 and 2001. The impact of reduced amortization expense due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” was offset by higher depreciation costs. The increase in depreciation costs primarily resulted from additional depreciation related to new unit development and to higher depreciation costs for new restaurant formats which have higher average construction costs than Outback Steakhouse and Carrabba’s Italian Grills. Lower average unit volumes at Outback Steakhouse also contributed to depreciation costs increasing as a percentage of total revenues. Depreciation and amortization costs increased by 0.2% of total revenues to 3.2% in 2001, as compared with 3.0% in 2000. The increase primarily resulted from additional depreciation related to new unit development, “Take-away” room additions, new restaurant formats, which have higher than average construction costs than Outback Steakhouse and Carrabba’s Italian Grills and additional amortization of goodwill associated with the purchase of ownership interests from certain minority partners, primarily area operating partners.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $9,503,000 to $89,868,000 in 2002 as compared with $80,365,000 in 2001. The increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills as well as costs associated with the development of new restaurant formats. General and administrative expenses increased by $4,815,000 to $80,365,000 in 2001 as compared with $75,550,000 in 2000. The increase resulted from higher overall administrative costs associated with operating additional Outback Steakhouses, Carrabba’s, Fleming’s Prime Steakhouses and Roy’s as well as costs associated with the development of other new restaurant formats and other affiliated businesses.

     PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during 2002 the Company recorded a pre-tax charge to earnings of $5,281,000 which primarily is related to the closing of one Outback Steakhouse and one Roy’s restaurant and to the reduction in the carrying value of three Outback Steakhouses and one Carrabba’s Italian Grill. (Refer to Impairment of Long-Lived Assets measurement discussion in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.) In 2001, the Company recorded a pre-tax charge to earnings of $4,558,000 for the provision for impaired assets related to restaurant closings, severance and other associated costs. The provision related to the closing of three Outback Steakhouse and two Zazarac restaurants. (See Note 16 of Notes to Consolidated Financial Statements.) See “Liquidity and Capital Resources” for a discussion of the Company’s expansion strategy.

     CONTRIBUTION FOR “DINE OUT FOR AMERICA.” This line item represents the Company’s contribution of 100% of its sales proceeds from Thursday, October 11, 2001 to charitable organizations to benefit victims and families of victims of the terrorist attacks of September 11, 2001. The Company’s sales on October 11, 2001 for the “Dine Out for America” fundraising event totaled approximately $7,000,000, all of which was contributed during 2001.

     INCOME FROM OPERATIONS OF UNCONSOLIDATED AFFILIATES. Income from operations of unconsolidated affiliates represents the Company’s portion of net income from restaurants operated as Development Joint Ventures. Income from Development Joint Ventures was $6,180,000 in 2002 as compared to $4,517,000 in 2001 and $2,457,000 in 2000. These increases primarily were attributable to additional stores operating as development joint ventures in each successive year and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during 2002.

     INCOME FROM OPERATIONS. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provision for impaired assets and restaurant closings in 2002 and 2001, and the 2001 “Dine Out for America” contribution, income from operations increased by $53,733,000 to $289,783,000 in 2002 as compared to $236,050,000 in 2001 and decreased by $14,304,000 to $236,050,000 in 2001, as compared with $250,354,000 in 2000.

     OTHER INCOME (EXPENSE), NET. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $3,322,000 in 2002 compared with net other expense of $2,287,000 in 2001. The increase in the net expense primarily resulted from a decrease of approximately $1,580,000 in the cash surrender values of certain life insurance policies during 2002. The increase in net other expense is also attributable to the Company’s portion of losses associated with the operation of Kentucky Speedway, and costs associated with a non-restaurant subsidiary; partially offset by a gain of approximately $500,000 on the sale of an airplane during 2002. Net other expense was $2,287,000 in 2001 compared with net other expense of $1,918,000 in 2000. The increase in the net expense resulted from a decrease in the cash surrender value of life insurance policies for key executives partially offset by the impact of the divestiture of a non-restaurant subsidiary.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

     INTEREST INCOME (EXPENSE), NET. Interest income was $1,212,000 in 2002 as compared with interest income of $2,438,000 in 2001 and interest income of $4,450,000 in 2000. The decrease in interest income resulted from lower interest rates on short term investments during 2002 compared with 2001 and 2000 offset by increased interest expense due to higher average debt balances on borrowings used to support Outback Steakhouse’s international operations during 2002 compared with 2001 and 2000. The year-to-year changes in interest income resulted from changes in cash balances and short term interest rates, changes in borrowing needs as funds were expended to finance the construction of new restaurants and fluctuations in interest rates on the Company’s lines of credit. (See Note 6 of Notes to Consolidated Financial Statements.)

     ELIMINATION OF MINORITY PARTNERS’ INTEREST. This item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests of minority partners. As a percentage of revenues, these allocations were 1.7%, 1.4%, and 1.8%, in 2002, 2001 and 2000, respectively. The ratio for 2002 increased by 0.3% of sales reflecting an increase in overall restaurant operating margins and improvements in new format restaurants, partially offset by a decrease in minority partners’ ownership interests resulting from the purchase of minority interest in nine restaurants from area operating partners in 2002. The ratio for 2001 decreased by 0.4% of sales, reflecting a decrease in overall restaurant operating margins, the decrease in minority partners’ ownership interests resulting from the purchase of minority interests in 55 restaurants from area operating partners in 2000 and early 2001 and the effect of the performance of new restaurant formats. (See Note 12 of Notes to Consolidated Financial Statements.)

     PROVISION FOR INCOME TAXES. The provision for income taxes in all three years presented reflects expected income taxes due at the federal statutory rate and state income tax rates, net of the federal benefit. The effective tax rate was 35.2% in 2002, 35.2% in 2001 and 35.6% in 2000. The decrease in the effective tax rate between 2001 and 2000 resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tip credits the Company was able to utilize in 2001. Approximately 44% of the Company’s international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provision of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption has been made effective as of the beginning of 2002. The cumulative effect of the change in accounting principle was approximately $4,422,000, net of taxes of approximately $2,199,000 during the year ended December 31, 2002. Basic and diluted earnings per share were both reduced by $0.06 due to the impact of the change in accounting principle.

     NET INCOME AND EARNINGS PER COMMON SHARE. Net income for 2002 was $156,364,000, an increase of 17.2% over net income of $133,377,000 in 2001. Net income for 2001 was $133,377,000, a decrease of 5.5% over net income of $141,130,000 in 2000. Basic earnings per common share increased to $2.04 for 2002 from basic earnings per share of $1.74 in 2001. Diluted earnings per common share increased to $1.97 for 2002 from diluted earnings per common share of $1.70 in 2001. Basic earnings per common share decreased to $1.74 for 2001 from basic earnings per common share of $1.82 in 2000. Diluted earnings per common share decreased to $1.70 for 2001 from diluted earnings per common share of $1.78 in 2000.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows for the last three fiscal years (in thousands):

	2002	2001	2000

Net cash provided by operating activities	$338,060	$228,821	$239,546
Net cash used in investing activities	(168,066)	(233,662)	(145,819)
Net cash used in financing activities	(98,344)	(10,835)	(54,746)

Net increase (decrease) in cash	$71,650	$(15,676)	$38,981

     The Company requires capital principally for the development of new restaurants, remodeling older restaurants and investment in technology. The Company also requires capital to pay dividends to Common Stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). Capital expenditures totaled approximately $181,798,000, $201,039,000 and $139,893,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to thirty years (including renewal periods) or purchases free standing restaurants where it is cost effective. As of December 31, 2002, there were approximately 290 restaurants developed on land which was owned by the Company. (See Note 11 of Notes to Consolidated Financial Statements.) The Company also requires capital to repurchase the Company’s Common Stock as part of an ongoing share repurchase program.

     During 2001, the Company entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, the Company purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and the Company, and, in exchange, the Company committed to the first $7,500,000 of future development costs of which approximately $5,031,000 had been expended as of December 31, 2002.

     The Company entered into an agreement to develop and operate Fleming’s Prime Steakhouse and Wine Bars (“Fleming’s”). Under the terms of the Fleming’s agreement, the Company purchased three existing Fleming’s for $12,000,000 and committed to the first $13,000,000 of future development costs, all of which had been invested as of December 31, 2001.

     During 1999, the Company entered into an agreement to develop and operate Roy’s Restaurants. Under the terms of the Roy’s agreement, the Company paid a consulting fee of approximately $1,800,000 to Roy Yamuguchi, founder of Roy’s. Refer to the Debt Guarantees section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

     In connection with the realignment of the Company’s international operations, the Company expects to merge the interests of its franchisee operating restaurants in Japan into a new Japanese corporation which will be majority owned by the Company and which will have responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, the Company expects to become directly liable for the debt which it now guarantees, which totaled approximately $16,953,000, with a potential maximum of $20,000,000, as of December 31, 2002, referred to above and in Note 6 of Notes to Consolidated Financial Statements. As part of this transaction, the Company also expects to invest approximately $2,000,000 in equity in addition to the assumption of the bank debt.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

LONG TERM DEBT

     At December 31, 2002, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $4,042,000 is committed for the issuance of letters of credit, of which $3,850,000 is required by insurance companies that underwrite the Company’s workers compensation insurance. As of December 31, 2002, the Company had borrowed $10,000,000 on the line of credit to finance the development of new restaurants. The revolving line of credit contains certain restrictions and conditions as defined in the agreement which requires the Company to maintain net worth of $573,799,000 as of December 31, 2002, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At December 31, 2002, the Company was in compliance with all of the above debt covenants. See Note 6 of Notes to Consolidated Financial Statements.

     The Company has notes payable with banks bearing interest at rates ranging from 6.5% to 6.75% to support the Company’s Korean operations. As of December 31, 2002, the outstanding balance was approximately $16,353,000.

DEBT GUARANTEES

     The Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for its franchisee operating Outback Steakhouses in Japan. At December 31, 2002, the borrowings totaled approximately $16,953,000. See Note 11 of Notes to Consolidated Financial Statements.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for its franchisee operating Outback Steakhouses in California. At December 31, 2002, the outstanding balance on the line of credit was approximately $28,496,000.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner in the development of Roy’s restaurants. At December 31, 2002, the outstanding balance was approximately $19,939,000.

     The Company is the guarantor of bank loans made to certain franchises operating Outback Steakhouses. At December 31, 2002, the outstanding balance on the loans was approximately $195,000. No additional borrowing is permitted under these bank loans.

     The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for Kentucky Speedway (“Speedway”) in which the Company has a 22.2% equity interest and at which the Company operates catering and concession facilities. At December 31, 2002, the outstanding balance on the note was approximately $68,000,000. The Company’s investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates.” Speedway has not yet reached its operating break-even point. Accordingly, the Company has made two additional working capital contributions of $667,000 in December 2001 and $444,000 in July 2002, in addition to its original investment. The Company anticipates that it may need to make additional contributions for its pro rata portion of future losses, if any.

     The Company is not aware of any non-compliance with the underlying terms of the borrowing agreements for which it provides a guarantee that would result in the Company having to perform in accordance with the terms of the guarantee.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

     OTHER MATERIAL COMMITMENTS. The Company’s contractual cash obligations, debt obligations, commitments and debt guarantees as of December 31, 2002, are summarized in the table below (in thousands):

		PAYABLE
		DURING	PAYABLE	PAYABLE
CONTRACTUAL CASH OBLIGATIONS	TOTAL	2003	2004-2007	AFTER 2007

Operating leases	$273,189	$45,091	$150,363	$77,735
Debt	31,900	17,464	14,436	—
Commitments	2,469	2,469	—	—

Total contractual cash obligations	$307,558	$65,024	$164,799	$77,735

DEBT GUARANTEES Debt guarantees	$89,140	$20,397	$60,479 *	$8,264
Amount outstanding under debt guarantees	$75,028	$17,350	$49,414	$8,264

*	Includes approximately $250,000 maturing in 2006 and $278,000 maturing in 2007.

     The Company expects that its working capital and capital expenditure requirements through the next 12 months will be met by cash flow from operations and, to the extent needed, advances on its credit line. (See Note 6 of Notes to Consolidated Financial Statements.)

SHARE REPURCHASE

     On July 26, 2000, the Company’s Board of Directors authorized a program to repurchase up to 4,000,000 shares of the Company’s Common Stock. The timing, price, quantity and manner of the purchases will be made at the discretion of management and will depend upon market conditions. In addition, the Board of Directors also authorized a program to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises. During the period from the program authorization date through December 31, 2002, approximately 3,005,000 shares of the Company’s Common Stock have been issued as the result of stock option exercises. The Company will fund the repurchase program with available cash and bank credit facilities. As of December 31, 2002, under these authorizations the Company has repurchased approximately 5,880,000 shares of its Common Stock for approximately $161,514,000.

DIVIDEND

     On January 22, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.12 for each share of the Company’s Common Stock. The dividend was paid March 7, 2003 to shareholders of record as of February 21, 2003. At the current dividend rate, the annual dividend payment is expected to be between $35,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. The Company intends to pay the dividend with cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period (see Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its financial statements.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

PROPERTY, FIXTURES AND EQUIPMENT

     Property, fixtures and equipment are recorded at cost. Depreciation is computed on the straight-line basis over the following estimated useful lives:

Buildings and building improvements	20 to 31.5 years
Furniture and fixtures	7 years
Equipment	2 to 15 years
Leasehold improvements	5 to 20 years

     The Company’s accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets and what constitutes increasing the value and useful life of existing assets. These estimates, judgments and projections may produce materially different amounts of depreciation expense than would be reported if different assumptions were used.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, on an annual basis, the Company reviews the recoverability of goodwill. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

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

INSURANCE RESERVES

     The Company self-insures a significant portion of expected losses under its workers compensation, general liability, health and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed in the following table:

	2002	2003

Workers Compensation	$250,000	$1,000,000
General Liability	500,000	1,000,000
Health	230,000	250,000
Property damage	5,000,000	5,000,000

     The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based on estimates provided by a third party administrator and insurance company. The Company’s accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

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

     Unearned revenues primarily represent the Company’s liability for gift certificates which have been sold but not yet redeemed and are recorded at the anticipated redemption value. When the gift certificates are redeemed, the Company recognizes restaurant sales and reduces the related deferred liability.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling interest. All material balances and transactions have been eliminated. The unconsolidated affiliates are accounted for using the equity method.

OUTLOOK

     The following discussion of the Company’s future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s expectations or belief concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should” and similar expressions. The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” on pages 16 and 17.

FUTURE OPERATING RESULTS

     As of the date of this report substantial uncertainty exists as to the strength of consumer spending as a result of the economic downturn and conflict in the Middle East. The Company’s revenue growth expectations summarized in the following paragraph assume that current spending trends do not worsen during 2003. The Company’s revenues and financial results in 2003 could vary significantly depending upon consumer and business spending trends.

     2003 REVENUE. The Company plans to grow revenues in 2003 by opening additional restaurants and increasing comparable store sales and average unit volumes in all brands. The Company’s expansion plans are summarized in this section. Based upon current economic conditions, the Company is currently planning for average unit volumes for Outback Steakhouse to increase by approximately 1% to 2% during 2003 compared with 2002. At present, the Company is not planning on any price increases during 2003 for Outback Steakhouse. However, the Company will reevaluate Outback menu pricing periodically and may change prices as economic and commodity conditions dictate. The Company is currently planning for average unit volumes for Carrabba’s Italian Grills to increase by approximately 1% to 2% during 2003. The Company is not planning any price increases during 2003 for Carrabba’s Italian Grills. However, the Company will reevaluate Carrabba’s menu pricing periodically and may change prices as economic and commodity conditions dictate. The Company is also currently planning for average unit volumes to increase by approximately 1% to 2% for Fleming’s Prime Steakhouse, 3% to 5% for Roy’s and 1% to 2% for Bonefish Grill.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

FUTURE OPERATING RESULTS (CONTINUED)

     2003 COST OF SALES. The Company is anticipating favorable pork rib and beef pricing versus 2002 and has also entered into contracts to secure its butter and cheese supplies for all of 2003 at a price that is slightly favorable to the average price in 2002. Cost of sales is also expected to decrease in 2003 as new format restaurants are developed that have a lower cost of sales as compared with Outback and Carrabba’s. Cost of sales is expected to decrease as a percentage of restaurant sales in 2003 as a result of price increases taken in the latter part of 2002. The Company expects the favorable commodities and brand mix to be partially offset by unfavorable potato and onion pricing. Although the total change in food cost is subject to several factors, such as the mix of new restaurants, commodity availability and usage and price fluctuations in commodities for which the Company does not have purchase contracts, the current expectation for the Company is for a decrease of approximately 0.3% to 0.4% of sales for the full year.

     2003 LABOR COSTS. During the last few years, the Company has experienced significant wage pressure resulting from a tight labor market. The Company expects this pressure to ease in 2003 as the labor market softens. The Company expects that as more of the new format restaurants (Roy’s, Fleming’s and Lee Roy Selmon’s) are opened, that consolidated labor costs as a percentage of consolidated restaurant sales will increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s. In addition, higher employee health insurance cost will also continue the upward pressure on labor costs as a percentage of restaurant sales. As a result, the Company is currently planning for its labor costs to increase by 0.1% to 0.2% of restaurant sales during 2003.

     2003 RESTAURANT OPERATING EXPENSES. The Company plans to increase its advertising expenditures as a percent of sales in both Outback Steakhouse and Carrabba’s Italian Grill in 2003. In addition, costs incurred prior to the opening of new restaurants are expected to increase as a result of additional restaurant openings in 2003 versus 2002. These preopening expenses total approximately $155,000 for each Company owned and joint venture Outback Steakhouse, approximately $190,000 for each Carrabba’s Italian Grill, approximately $150,000 for each Bonefish Grill, and approximately $250,000 for each new Roy’s and Fleming’s Prime Steakhouse and Wine Bar. Restaurant operating expense ratios may vary materially from quarter to quarter depending on when new units open. As a result of the additional advertising expenditures and increase in planned openings of new restaurants, restaurant operating expenses may increase in 2003 by 0.3% to 0.4% of restaurant sales.

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

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

EXPANSION STRATEGY

     The Company’s goal is to add new restaurants to the system during 2003. The following table presents a summary of the expected restaurant openings for the full year 2003:

	2003

Outback Steakhouses — Domestic
Company owned	26	to	28
Franchised or development joint venture	1	to	2
Outback Steakhouses — International
Company owned	12	to	14
Franchised or development joint venture	2	to	3
Carrabba’s Italian Grills
Company owned	24	to	26
Fleming’s Prime Steakhouse and Wine Bars
Company owned	6	to	8
Roy’s
Company owned	1	to	2
Selmon’s
Company owned			1
Cheeseburger in Paradise
Company owned	1	to	2
Bonefish Grill
Company owned	15	to	18
Franchised or development joint venture	1	to	2

     The Company estimates that its capital expenditures for the development of new restaurants will be approximately $175,000,000 to $200,000,000 in 2003 and intends to finance the development with cash flows from operations and the revolving line of credit referred to above. The Company anticipates that 60% to 70% of the Company owned restaurants to be opened in 2003 will be free standing units.

CAUTIONARY STATEMENT

     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company’s cash balances and cash generated from operating and financing activities for the Company’s future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” and similar expressions are intended to identify forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

CAUTIONARY STATEMENT (CONTINUED)

     The Company’s actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

(i)	The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)	The Company’s results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company’s restaurant concepts; local, regional and national economic conditions; the seasonality of the Company’s business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)	The Company’s ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate sites at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes, which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to generate or borrow funds, the ability to negotiate suitable lease terms and the ability to recruit and train skilled management and restaurant employees;

(iv)	Price and availability of commodities, including, but not limited to, items such as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy costs are subject to fluctuation and could increase or decrease more than the Company expects; and/or

(v)	Weather and other acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

INSURANCE

The Company purchases insurance for individual claims that exceed the amounts listed in the following table:

	2002	2003

Workers Compensation	$250,000	$1,000,000
General Liability	500,000	1,000,000
Health	230,000	250,000
Property damage	5,000,000	5,000,000

     The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company.

IMPACT OF INFLATION

     The Company has not operated in a highly inflationary period and does not believe that inflation has had a material effect on sales or expenses during the last three years other than labor costs. The Company’s restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company’s food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased the Company’s labor costs in the last two years. To the extent permitted by competition, the Company has mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

     The Company’s exposure to interest rate risk relates to its $140,000,000 revolving lines of credit with its banks. Borrowings under the agreements bear interest at rates ranging from 57.5 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At December 31, 2002 and 2001, the Company had a $10,000,000 outstanding balance on the lines of credit. The weighted average effective interest rate on the $10,000,000 outstanding balance was 2.39% at December 31, 2002.

     The Company’s exposure to foreign currency exchange risk relates primarily to its direct investment in restaurants in Korea, Hong Kong, the Philippines and Brazil and to its royalties from international franchisees in 21 countries. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

     Many of the food products purchased by the Company and its franchisees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. The Company does not use financial instruments to hedge commodity prices because the Company’s purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would affect the Company’s competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$187,578	$115,928
Short term investments	20,576	20,310
Inventories	34,637	38,775
Other current assets	31,386	31,347

Total current assets	274,177	206,360
Property, fixtures and equipment, net	915,022	813,065
Investments in and advances to unconsolidated affiliates, net	38,667	46,485
Goodwill, net	85,842	80,074
Intangible assets, net	17,710	14,379
Other assets	58,157	77,385

	$1,389,575	$1,237,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,519	$47,179
Sales taxes payable	16,205	13,096
Accrued expenses	66,360	56,587
Unearned revenue	68,926	60,135
Income taxes payable	15,647	—
Current portion of long-term debt	17,464	12,763

Total current liabilities	239,121	189,760
Deferred income taxes	35,365	22,878
Long-term debt	14,436	13,830
Other long-term liabilities	6,189	24,500

Total liabilities	295,111	250,968

Commitments and contingencies (notes 6 and 11)
Interest of minority partners in consolidated partnerships	41,488	44,936

Stockholders’ Equity
Common Stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,554 shares issued; and 75,880 and 76,913 outstanding as of December 31, 2002 and 2001, respectively	788	786
Additional paid-in capital	236,226	220,648
Retained earnings	902,910	762,414

	1,139,924	983,848
Less Treasury Stock, 2,870 shares and 1,641 shares at December 31, 2002 and 2001, respectively, at cost	(86,948)	(42,004)

Total stockholders’ equity	1,052,976	941,844

	$1,389,575	$1,237,748

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Revenues
Restaurant sales	$2,342,826	$2,107,290	$1,888,322
Other revenues	19,280	19,843	17,684

Total revenues	2,362,106	2,127,133	1,906,006

Costs and expenses
Cost of sales	858,737	807,980	715,224
Labor and other related	572,229	507,824	450,879
Other restaurant operating	476,697	418,871	358,347
Depreciation and amortization	75,691	69,002	58,109
General and administrative	89,868	80,365	75,550
Provision for impaired assets and restaurant closings	5,281	4,558	—
Contribution for “Dine Out for America”	—	7,000	—
Income from operations of unconsolidated affiliates	(6,180)	(4,517)	(2,457)

	2,072,323	1,891,083	1,655,652

Income from operations	289,783	236,050	250,354
Other income (expense), net	(3,322)	(2,287)	(1,918)
Interest income (expense), net	1,212	2,438	4,450

Income before elimination of minority partners’ interest and provision for income taxes	287,673	236,201	252,886
Elimination of minority partners’ interest	39,546	30,373	33,884

Income before provision for income taxes	248,127	205,828	219,002
Provision for income taxes	87,341	72,451	77,872

Income before cumulative effect of a change in accounting principle	160,786	133,377	141,130
Cumulative effect of a change in accounting principle (net of taxes)	(4,422)	—	—

Net income	$156,364	$133,377	$141,130

Basic Earnings Per Common Share
Income before cumulative effect of a change in accounting principle	$2.10	$1.74	$1.82
Cumulative effect of a change in accounting principle (net of taxes)	(0.06)	—	—

Net income	$2.04	$1.74	$1.82

Basic weighted average number of common shares outstanding	76,734	76,632	77,470

Diluted Earnings Per Common Share
Income before cumulative effect of a change in accounting principle	$2.03	$1.70	$1.78
Cumulative effect of a change in accounting principle	(0.06)	—	—

Net income	$1.97	$1.70	$1.78

Diluted weighted average number of common shares outstanding	79,312	78,349	79,232

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	COMMON	COMMON	ADDITIONAL
	STOCK	STOCK	PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL

Balance, December 31, 1999	77,404	$775	$194,251	$501,384	$(3,445)	$692,965
Issuance of Common Stock	995	10	20,290	—	—	20,300
Purchase of Treasury Stock	(1,980)	—	—	—	(48,615)	(48,615)
Reissuance of Treasury Stock	213	—	—	(4,131)	5,941	1,810
Net income	—	—	—	141,130	—	141,130

Balance, December 31, 2000	76,632	785	214,541	638,383	(46,119)	807,590
Issuance of Common Stock	40	1	6,107	—	—	6,108
Purchase of Treasury Stock	(1,210)	—	—	—	(31,250)	(31,250)
Reissuance of Treasury Stock	1,451	—	—	(9,346)	35,365	26,019
Net income	—	—	—	133,377	—	133,377

Balance, December 31, 2001	76,913	786	220,648	762,414	(42,004)	941,844
Issuance of Common Stock	196	2	15,578	—	—	15,580
Purchase of Treasury Stock	(2,691)	—	—	—	(81,650)	(81,650)
Reissuance of Treasury Stock	1,462	—	—	(6,767)	36,706	29,939
Dividends ($0.12 per share)	—	—	—	(9,101)	—	(9,101)
Net income	—	—	—	156,364	—	156,364

Balance, December 31, 2002	75,880	$788	$236,226	$902,910	$(86,948)	$1,052,976

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$156,364	$133,377	$141,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,288	62,712	52,946
Amortization	2,403	6,290	5,163
Provision for impaired assets and restaurant closings	5,281	4,558	—
Cumulative effect of a change in accounting principle	4,422	—	—
Minority partners’ interest in consolidated partnerships’ income	39,546	30,373	33,884
Income from operations of unconsolidated affiliates	(6,180)	(4,517)	(2,457)
Change in assets and liabilities:
Decrease (increase) in inventories	4,138	(10,904)	(1,783)
(Increase) decrease in other current assets	(39)	(7,275)	1,928
Increase in goodwill, intangible assets and other assets	(6,064)	(7,378)	(34,265)
Increase in accounts payable, sales taxes payable and accrued expenses	20,222	21,033	21,052
Increase in unearned revenue	8,791	5,677	9,270
Increase (decrease) in income taxes payable	24,227	(13,621)	3,455
Increase in deferred income taxes	12,487	8,496	9,723
Decrease in other long-term liabilities	(826)	—	(500)

Net cash provided by operating activities	338,060	228,821	239,546

Cash flows from investing activities:
Purchase of investment securities	(10,101)	(20,310)	—
Maturity of investment securities	9,835	—	—
Capital expenditures	(181,798)	(201,039)	(139,893)
Payments from unconsolidated affiliates	3,795	7,334	841
Distributions to unconsolidated affiliates	(7,626)	(5,264)	(2,707)
Investments in and advances to unconsolidated affiliates, net	17,829	(14,383)	(4,060)

Net cash used in investing activities	(168,066)	(233,662)	(145,819)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	—	—	13,315
Proceeds from issuance of long-term debt	6,511	20,329	15,400
Proceeds from minority partners’ contributions	14,344	27,178	4,450
Distributions to minority partners	(55,966)	(42,739)	(39,198)
Repayments of long-term debt	(1,204)	(10,372)	(1,908)
Dividends paid	(9,101)	—	—
Payments for purchase of Treasury Stock	(81,650)	(31,250)	(48,615)
Proceeds from reissuance of Treasury Stock	28,722	26,019	1,810

Net cash used in financing activities	(98,344)	(10,835)	(54,746)

Net increase (decrease) in cash and cash equivalents	71,650	(15,676)	38,981
Cash and cash equivalents at the beginning of the year	115,928	131,604	92,623

Cash and cash equivalents at the end of the year	$187,578	$115,928	$131,604

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,457	$688	$215
Cash paid for income taxes	$42,958	$79,536	$68,095
Supplemental disclosures of non-cash items:
Asset/liabilities of business transferred under contractual arrangements	$(17,485)	$22,000	—
Purchase of minority partners’ interest	$8,217	$13,608	$6,985

See Notes 5, 7, 10, 12 and 13 for non-cash activity.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION — Outback Steakhouse, Inc. and Affiliates (the “Company”) develops and operates casual dining restaurants primarily in the United States. The Company’s restaurants are generally organized as partnerships, with the Company as the general partner.

     Profits and losses of each partnership are shared based on respective partnership interest percentages, as are cash distributions and capital contributions with exceptions defined in the management agreement.

     Additional Outback Steakhouse restaurants in which the Company has no direct investment are operated under franchise agreements.

     PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling interest. All material balances and transactions between the consolidated entities have been eliminated.

     The unconsolidated affiliates are accounted for using the equity method.

     RECLASSIFICATION — Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders’ equity or net income.

     USE OF ESTIMATES — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

     CASH AND CASH EQUIVALENTS — Cash equivalents consist of investments which are readily convertible to cash with an original maturity date of three months or less.

     SHORT TERM INVESTMENTS — The Company’s short term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at December 31, 2002. The Company owns no investments that are considered to be available-for-sale or trading securities. At December 31, 2002, all held-to-maturity securities had maturities of less than one year and are classified as current assets.

     CONCENTRATIONS OF CREDIT RISK — Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, and short term investments. The Company attempts to limit its credit risk associated with cash and cash equivalents and short term investments by utilizing outside investment managers with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated A or higher, certificates of deposit, government obligations and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

     INVENTORIES — Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company will periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2002 and 2001, inventories included advance purchases of approximately $10,499,000 and $17,003,000, respectively.

     GOODWILL — Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of discounted cash flows of the related investment asset as compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     UNEARNED REVENUE — Unearned revenues primarily represent the Company’s liability for gift certificates which have been sold but not yet redeemed and are recorded at the anticipated redemption value. When gift certificates are redeemed, the Company recognizes restaurant sales and reduces the related deferred liability.

     PROPERTY, FIXTURES AND EQUIPMENT — Property, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and building improvements	20 to 31.5 years
Furniture and fixtures	7 years
Equipment	2 to 15 years
Leasehold improvements	5 to 20 years

     Periodically, the Company evaluates the recoverability of the net carrying value of its property, fixtures and equipment by estimating its fair value which is generally measured by discounting expected future cash flows. The Company estimates fair value based on the best information available making the appropriate estimates, judgments and projections that are considered necessary. The fair value is compared to the carrying amount in the consolidated financial statements. A deficiency in fair value relative to the carrying amount is an indication of the need to reduce the carrying value of the assets. If the total of future undiscounted cash flows were less than the carrying amount of the property, fixtures and equipment, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

     CONSTRUCTION IN PROGRESS — The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $290,000, $655,000 and $215,000 in 2002, 2001 and 2000, respectively.

     REVENUE RECOGNITION — The Company records revenues from normal recurring sales upon the performance of services. Revenue from the sales of franchises are recognized as income when the Company has substantially performed all of its material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

     ADVERTISING COSTS — The Company’s policy is to report advertising costs as expenses in the year in which the costs are incurred. The total amounts charged to advertising expense were approximately $87,073,000, $72,686,000 and $68,993,000 in 2002, 2001 and 2000, respectively.

     INCOME TAXES — The Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements as measured by the provisions of enacted tax laws.

     The minority partners’ interest in affiliated partnerships includes no provision or liability for income taxes as any tax liability related thereto is the responsibility of the individual minority partners.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED COMPENSATION — The Company accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” (See “Recently Issued Financial Accounting Standards” within this note.)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net income, as reported	$156,364	$133,377	$141,130

Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(10,937)	(6,914)	(5,292)

Pro forma net income	$145,427	$126,463	$135,838

Earnings per common share:
Basic-as reported	$2.04	$1.74	$1.82

Basic-pro forma	$1.90	$1.65	$1.75

Diluted as reported	$1.97	$1.70	$1.78

Diluted-pro forma	$1.83	$1.61	$1.71

     The preceding pro forma results were calculated with the use of the Black Scholes option pricing model. The following assumptions were used for the years ended December 31, 2002, 2001 and 2000, respectively: (1) risk-free interest rates of 2.90%, 3.80%, and 5.03%; (2) dividend yield of 1.5%, 0.0% and 0.0%; (3) expected lives of 5.0 years, 3.5 years and 3.5 years; and (4) volatility of 32%, 33%, and 35%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

     EARNINGS PER COMMON SHARE — Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding and dilutive options outstanding during the year.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     “Business Combinations” and “Goodwill and Other Intangible Assets”

     On June 30, 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives. Generally, the Company performs its annual assessment for impairment during the third quarter of its fiscal year, unless facts and circumstances require differently.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

     “Business Combinations” and “Goodwill and Other Intangible Assets” (continued)

     In connection with the adoption of SFAS No. 142, the Company completed the transitional impairment testing of goodwill during the six months ended June 30, 2002. The adoption has been made effective as of the beginning of the Company’s current fiscal year. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying value. Fair value was determined by the assessment of future discounted cash flows. The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $4,422,000, net of taxes of approximately $2,199,000, during the six month period ended June 30, 2002. In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Income for the six month period ended June 30, 2002.

     The following table represents net income and earnings per share for prior periods had SFAS No. 142 been in effect for those periods (in thousands except per share data, unaudited):

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Reported income before cumulative effect of a change in accounting principle	$160,786	$133,377	$141,130
Add back: Goodwill amortization, net of taxes	—	3,954	3,229

Adjusted income before cumulative effect of a change in accounting principle	160,786	137,331	144,359
Cumulative effect of a change in accounting principle (net of taxes)	(4,422)	—	—

Adjusted net income	$156,364	$137,331	$144,359

BASIC EARNINGS PER SHARE
Reported income before cumulative effect of a change in accounting principle	$2.10	$1.74	$1.82
Add back: Goodwill amortization, net of taxes	—	0.05	0.04

Adjusted income before cumulative effect of a change in accounting principle	2.10	1.79	1.86
Cumulative effect of a change in accounting principle (net of taxes)	(0.06)	—	—

Adjusted net income	$2.04	$1.79	$1.86

DILUTED EARNINGS PER SHARE
Reported income before cumulative effect of a change in accounting principle	$2.03	$1.70	$1.78
Add back: Goodwill amortization, net of taxes	—	0.05	0.04

Adjusted income before cumulative effect of a change in accounting principle	2.03	1.75	1.82
Cumulative effect of a change in accounting principle (net of taxes)	(0.06)	—	—

Adjusted net income	$1.97	$1.75	$1.82

     “Accounting for Asset Retirement Obligations”

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the implementation of Statement No. 143 to have a material impact on its financial statements.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

     “Accounting for the Impairment or Disposal of Long-Lived Assets”

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30 “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002, and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations in the year ended December 31, 2002.

     “Accounting for Exit or Disposal Activities”

     In June 2002, the FASB voted in favor of issuing SFAS No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company does not expect the implementation of Statement No. 146 to have a material impact on its financial statements.

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has complied with the disclosure requirements and is in the process of determining the impact, if any, of adopting the provisions for initial recognition and measurement for guarantees issued or modified after December 31, 2002.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     “Accounting for Stock-Based Compensation — Transition and Disclosure”

     In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” This standard amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stockbased employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after Dec. 15, 2002. (See Stock Based Compensation discussion within this note.)

     “Consolidation of Variable Interest Entities”

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Management believes that its accounting policies substantially comply with the provisions of FIN 46. Accordingly, adoption of FIN 46 is not expected to materially affect the Company’s financial statements.

2. OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Deposits (including income tax deposits)	$4,911	$9,275
Accounts receivable	8,614	7,710
Accounts receivable — franchisees	2,920	3,560
Prepaid expenses	14,255	8,212
Other current assets	686	2,590

	$31,386	$31,347

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.     PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Land	$166,600	$158,314
Buildings and building improvements	454,682	382,793
Furniture and fixtures	119,450	99,767
Equipment	295,718	238,285
Leasehold improvements	201,975	185,623
Construction in progress	30,992	35,464
Accumulated depreciation	(354,395)	(287,181)

	$915,022	$813,065

4. GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Non-compete/non-disclosure and related contractual agreements	$15,513	$10,141
Accumulated amortization	(6,657)	(4,482)
Liquor licenses	11,878	11,204
Accumulated amortization	(3,024)	(2,484)

	$17,710	$14,379

     Aggregate amortization expense on the intangible assets subject to amortization was approximately $2,403,000 for 2002 and is estimated to be approximately $2,500,000 to $3,000,000 for each of the years ending December 31, 2003 through 2007.

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

December 31, 2001	$80,074
Acquisitions	12,389
Transition impairment	(6,621)

December 31, 2002	$85,842

(See Note 1 of Notes to Consolidated Financial Statements.)

5. OTHER ASSETS

Other assets consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Other assets	$43,157	$42,885
Assets of business transferred under contractual agreement	—	15,500
Deferred license fee	15,000	19,000

	$58,157	$77,385

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS (CONTINUED)

     During January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000.

     During July 2002, the Company agreed to defer certain scheduled payments of approximately $1,500,000 for one year. Subsequently, during the third quarter of 2002, the licensee made a $325,000 payment towards this deferred amount. During the fourth quarter of 2002, the Company agreed to revise the remaining payment schedule. In addition, based upon the status of the renegotiated payment schedule, the Company provided for approximately $1,000,000 with respect to anticipated remaining amounts due under the licensing agreement.

     During 2002, the licensee made additional payments towards amounts due under the licensing agreement. Accordingly, based upon meeting certain criteria pursuant to the applicable accounting provisions, the Company reduced the net book value of the assets subject to the licensing agreement with the deferred gain associated with the transaction. No gain has been recognized on the transaction and the remaining deferred gain associated with future licensing fees under the licensing agreement will not be recognized until such time as the amounts due under the licensing agreement are realized. (See Note 8 of Notes to Consolidated Financial Statements.)

     During 1999, the Company entered into life insurance agreements for five officers whereby the Company pays the premiums on the policies held in trust for these individuals. The primary purpose of these agreements is to provide the officers’ estates with liquidity in the event of the officers’ death to avoid the need for the estate to liquidate its holdings of the Company’s stock. The Company will recover the premiums it pays through policy withdrawals or proceeds from the policy benefits in the event of death. The Company has included the amount of its collateral interest in the policies in Other Assets.

     Other Assets includes approximately $5,569,000 in principal and accrued interest on loans made to Fleming’s Prime Steakhouse II, LLC (“FPSH II”), the operator of three unaffiliated Fleming’s Prime Steakhouses, which the Company has agreed to purchase. The value of these restaurants approximates the Company’s carrying value of the loan as of December 31, 2002. The Company and FPSH II have agreed that the conveyance of the restaurants to the Company will satisfy the outstanding balance. Subsequent to December 31, 2002, the restaurants have been conveyed to the Company.

     Other Assets also includes approximately $10,059,000 in loans to its operating partner in the Outback/Fleming’s, LLC for its partner’s share of capital to build new restaurants required beyond the initial $13,000,000 contributed by the Company. The Company expects to continue to make advances to its operating partner for the construction of new restaurants. The carrying value of the loan is exceeded by the value of the partners’ interest in the partnership.

6. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Revolving line of credit, interest at 2.39% and 3.67% at December 31, 2002 and 2001, respectively	$10,000	$10,000
Other notes payable, uncollateralized, interest at rates ranging from 3.07% to 6.75% and 4.40% to 7.50% at December 31, 2002 and 2001, respectively	21,900	16,593

	31,900	26,593
Less current portion	17,464	12,763

Long-term debt	$14,436	$13,830

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT (CONTINUED)

LONG-TERM DEBT

     The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (1.44% to 1.37% at December 31, 2002 and 1.87% to 1.98% at December 31, 2001). At December 31, 2002 and 2001, the unused portion of the revolving line of credit was $115,000,000. The line includes a credit facility fee of 17.5 basis points and matures in December 2004.

     The revolving line of credit contains certain restrictions and conditions as defined in the agreement which requires the Company to maintain net worth of $573,799,000 as of December 31, 2002, a fixed charge coverage at a minimum of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At December 31, 2002, the Company was in compliance with all of the above debt covenants.

     The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $4,042,000 and $4,350,000 of the line of credit was committed for the issuance of letters of credit at December 31, 2002 and 2001, respectively. The remaining $10,958,000 at December 31, 2002 is available to the Company.

     The Company has uncollateralized notes payable with banks bearing interest at rates ranging from 6.5% to 6.75% to support the Company’s Korean operations. On December 31, 2002 and 2001, the outstanding balance was approximately $16,353,000 and $12,194,000, respectively. The notes mature at dates ranging from January 2003 to October 2003.

DEBT GUARANTEES

     The Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000, maturing at various dates during 2003, for its franchisee operating Outback Steakhouses in Japan. At December 31, 2002 and 2001, the borrowings totaled approximately $16,953,000 and $8,215,000, respectively.

     The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to $35,000,000, maturing in December 2004, for its franchisee operating Outback Steakhouses in California. At December 31, 2002 and 2001, the outstanding balance was approximately $28,496,000 and $26,354,000, respectively.

     The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At December 31, 2002 and 2001 the balance on the line of credit was approximately $19,939,000 and $19,427,000, respectively.

     The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouses. At December 31, 2002 and 2001, the outstanding balance on the loans was approximately $195,000 and $437,000, respectively.

     The Company is the guarantor of approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has an 22.22% equity interest. At December 31, 2002 and 2001, the outstanding balance on the note was approximately $68,000,000.

     The aggregate payments of debt outstanding at December 31, 2002, for the next five years, are summarized as follows: 2003-$17,464,000; 2004-$11,315,000; 2005-$1,483,000; 2006- $1,166,000; 2007- $472,000 The carrying amount of long-term debt approximates fair value.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT (CONTINUED)

DEBT AND DEBT GUARANTEE SUMMARY

		PAYABLE
		DURING	PAYABLE	PAYABLE
DEBT OBLIGATIONS	TOTAL	2003	2004-2007*	AFTER 2007

Debt	$31,900	$17,464	$14,436	—
DEBT GUARANTEES
Debt guarantees	$89,140	$20,397	$60,479	$8,264
Amount outstanding under debt guarantees	$75,028	$17,350	$49,414	$8,264

*	Includes approximately $250,000 maturing in 2006 and $278,000 maturing in 2007.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Accrued payroll and other compensation	$22,110	$19,207
Accrued insurance	17,002	13,206
Accrued property taxes	8,361	6,970
Other accrued expenses	18,887	17,204

	$66,360	$56,587

8. OTHER LONG TERM LIABILITIES

Other long term liabilities consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Accrued insurance	$4,000	$4,000
Other deferred liability	2,189	20,500

	$6,189	$24,500

     In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. See Note 5 of Notes to Consolidated Financial Statements.

9. STOCKHOLDERS’ EQUITY

     During 2002, the Company repurchased 2,691,000 shares of its Common Stock, $.01 par value, for an aggregate purchase price of approximately $81,650,000. During 2001, the Company repurchased 1,210,000 shares of its Common Stock, $.01 par value, for an aggregate purchase price of approximately $31,250,000. Repurchased shares are carried as Treasury Stock on the Consolidated Balance Sheets and are recorded at cost. During 2002 and 2001, the Company reissued approximately 1,462,000 and 1,451,000 shares of Treasury Stock, respectively, that had a cost of approximately $36,706,000 and $35,365,000, respectively for exercises of stock options.

     On October 23, 2002, the Company’s Board of Directors declared the Company’s first quarterly dividend of $0.12 per share of the Company’s Common Stock. The dividend totaled approximately $9,101,000 and was paid on December 6, 2002 to the shareholders of record as of November 22, 2002.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Federal:
Current	$67,566	$60,686	$63,606
Deferred	12,711	6,253	9,075

	80,277	66,939	72,681

State:
Current	6,156	4,334	4,543
Deferred	908	1,178	648

	7,064	5,512	5,191

	$87,341	$72,451	$77,872

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.4	2.5
Federal income tax credits	(3.7)	(3.6)	(3.3)
Other, net	1.3	1.4	1.4

Total	35.2%	35.2%	35.6%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	DECEMBER 31,

	2002	2001

DEFERRED INCOME TAX ASSETS (IN THOUSANDS):
Insurance reserves	$6,581	$6,779
Accrued advertising expense	1,876	1,004
Intangibles	9,815	11,137
Other, net	3,648	3,537

	21,920	22,457

DEFERRED INCOME TAX LIABILITIES (IN THOUSANDS):
Depreciation	57,285	45,335

	57,285	45,335

Net deferred tax liability	$(35,365)	$(22,878)

11. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES — The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2002 and 2016. The restaurant facility leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $44,137,000, $34,634,000 and $31,155,000, respectively, and included contingent rent of approximately $3,392,000, $2,999,000 and $3,220,000, respectively.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Future minimum lease payments on operating leases (including leases for restaurants scheduled to open in 2003), are as follows (in thousands):

2003	$45,091
2004	43,371
2005	40,834
2006	36,258
2007	29,900
Thereafter	77,735

Total minimum lease payments	$273,189

     DEVELOPMENT COSTS — During 2001, the Company entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, the Company purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and the Company, and in exchange, the Company committed to the first $7,500,000 of future development costs of which approximately $5,031,000 had been expended as of December 31, 2002.

     LITIGATION — The Company is subject to legal proceedings claims and liabilities which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations and cash flows.

     INSURANCE — The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2002	2001	2000

Workers Compensation	$250,000	$250,000	$250,000
General Liability	500,000	250,000	250,000
Health	230,000	230,000	230,000
Property damage	5,000,000	15,000	15,000

     The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company. The Company believes it has adequate reserves for all self insurance claims.

     GUARANTEES — The Company guarantees debt owed to banks by some of its franchisees, joint venture partners and unconsolidated affiliates. The maximum amount guaranteed is approximately $89,140,000 with outstanding guaranteed amounts of approximately $75,028,000 at December 31, 2002. The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. The default would trigger a right for the Company to take over the borrower’s franchise or partnership interest.

     In connection with the realignment of the Company’s international operations, the Company expects to merge the interests of its franchisee operating restaurants in Japan into a new Japanese corporation which will be majority owned by the Company and which will have responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, the Company expects to become directly liable for the debt which it now guarantees, which totaled approximately $16,953,000, with a potential maximum of $20,000,000, as of December 31, 2002, referred to above and in Note 6 of Notes to Consolidated Financial Statements. As part of this transaction, the Company also expects to invest approximately $2,000,000 in equity in addition to the assumption of the bank debt.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BUSINESS COMBINATIONS

     In April 2002, the Company exercised its option to convert its $5,300,000 preferred stock investment in its Hong Kong franchisee into ownership of three Outback Steakhouse restaurants formerly operated as franchises. The acquisition was accounted for by the purchase method.

     As part of the Company’s realignment of its international operations, the Company issued approximately 196,000 shares of Common Stock in May 2002 to purchase the 20% interest in Outback Steakhouse International LP (“International”) that it did not previously own. The acquisition was accounted for by the purchase method and the related goodwill is included in the line item entitled “Goodwill” in the Company’s Consolidated Balance Sheets. In addition, primarily for tax purposes, approximately 50% of International’s restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

     During 2002, the Company issued approximately 43,000 shares of Common Stock to two area operating partners to acquire its interest in nine Outback Steakhouses in Ohio, Pennsylvania and Tennessee. The acquisitions were accounted for by the purchase method, and the related goodwill is included in the line item entitled “Goodwill” in the Company’s Consolidated Balance Sheets.

     During 2002, the Company acquired two franchised Roy’s restaurants for approximately $4,650,000. The restaurants were franchised prior to the creation of the Roy’s joint venture with the Company. The acquisition was accounted for by the purchase method, and the related goodwill is included in the line item entitled “Goodwill” in the Company’s Consolidated Balance Sheets.

     During 2001, the Company issued approximately 191,000 shares of Common Stock to four area operating partners for their interests in 22 Outback Steakhouses in New York, Ohio, Utah and Nevada and 9 Carrabba’s Italian Grills in Georgia and North Carolina. The acquisitions were accounted for by the purchase method, and the related goodwill is included in the line item entitled “Goodwill” in the Company’s Consolidated Balance Sheets.

     During 2000, the Company issued approximately 273,000 shares of Common Stock to four area operating partners for their interests in 33 Outback Steakhouses in Arizona, New Mexico, Northern New Jersey, New York Metropolitan area, North Texas and Virginia. The acquisitions were accounted for by the purchase method, and the related goodwill is included in the line item entitled “Goodwill” in the Company’s Consolidated Balance Sheets.

13. STOCK OPTION AND OTHER BENEFIT PLANS

     The Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) was approved by the shareholders of the Company in April 1992, and has subsequently been amended as deemed appropriate by the Company’s Board of Directors or shareholders. There are currently 22,500,000 shares of the Company’s Common Stock which may be issued and sold upon exercise of options under the Stock Option Plan. The term of options granted is determined by the Board of Directors and optionees generally vest in the Options over a one to ten year period.

     The purpose of the Stock Option Plan is to attract competent personnel, to provide long-term incentives to Directors and key employees, and to discourage employees from competing with the Company.

     In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan (the “MP Stock Option Plan”) to provide for the issuance of options to Managing Partners and other key employees of the Company upon commencement of employment and to Managing Partners upon completion of the term of their employment agreements. No options may be granted under the MP Stock Option Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The Managing Partner Stock Option Plan is administrated by the Board of Directors. There are currently 7,500,000 shares of the Company's Common Stock which may be issued or sold upon exercise of options under the MP Stock Option Plan. The term of options granted under the MP Stock Option Plan is determined by the Board of Directors and generally ranges from ten to fifteen years.

     Options under the Stock Option Plan and the MP Stock Option Plan may be options which qualify under Section 422 of the Internal Revenue Code (“Incentive Stock Options”) or options which do not qualify under Section 422 (“Nonqualified Options”). To date, the Company has only issued Nonqualified Options.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTION AND OTHER BENEFIT PLANS (CONTINUED)

     The exercise price for options granted under the Stock Option Plan generally cannot be less than fair market value at the date of grant of the shares covered by the option. The exercise price of options granted under the MP Stock Option Plan is determined by using a three month weighted average stock price to eliminate the daily trading increases and decreases in the stock price. This averaging method may result in option grants under the MP Stock Option Plan that are above or below the closing price as of the exact grant date. The Company believes that the averaging of the price is a more fair method of determining fair market value for long term incentives. Compensation expense results if the exercise price of these options is less than the market price on the date of grant.

     As of December 31, 2002, the Company had granted to employees of the Company a cumulative total of approximately 21,811,000 options (after forfeitures) under the Stock Option Plan to purchase the Company’s Common Stock at prices ranging from $0.19 to $37.94 per share which was the estimated fair market value at the time of each grant. As of December 31, 2002, the Company had granted to employees of the Company a cumulative total of approximately 2,020,000 options under the MP Stock Option Plan to purchase the Company’s Common Stock at prices ranging from $29.39 to $36.89 per share. As of December 31, 2002, options for approximately 2,757,000 shares were exercisable in total under both of the plans.

     The remaining contractual life for options granted was approximately four to ten years, three to nine years and two to eight years for the options granted during 2002, 2001 and 2000, respectively.

     Activity in the Company’s Stock Option Plan was:

		WEIGHTED
		AVERAGE
		EXERCISE
	OPTIONS	PRICE

Outstanding at December 31, 1999	11,062,775	$20.59
Granted	3,076,855	26.73
Exercised	(807,888)	14.03
Forfeited	(141,790)	24.57

Outstanding at December 31, 2000	13,189,952	22.93
Granted	2,803,547	26.87
Exercised	(1,293,405)	16.90
Forfeited	(249,350)	26.39

Outstanding at December 31, 2001	14,450,744	23.55
Granted	3,329,901	32.10
Exercised	(1,425,428)	20.22
Forfeited	(499,408)	26.65

Outstanding at December 31, 2002	15,855,809	$25.56

     Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $9,733,000, $6,142,000 and $3,290,000 in 2002, 2001 and 2000, respectively. The tax benefits are credited to additional paid-in capital.

     The Company has a qualified defined contribution 401(K) plan covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed approximately $922,000 and $829,000 to the 401(K) plan during plan years ended December 31, 2002 and 2001 respectively.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS

     During 2001, Mr. Lee Roy Selmon, a member of the Board of Directors invested approximately $101,000 for a 10% interest in the operations of a Company owned restaurant, which bears his name and to which he is making a material image contribution.

     The Company paid approximately $407,705, $493,000 and $478,000 during 2002, 2001 and 2000, respectively, for advertising and a private suite license agreement to a partnership in which two officers/directors are general partners.

     A member of the Board of Directors owns a 10% interest in a limited partnership that owns and operates an Outback Steakhouse restaurant pursuant to a franchise agreement with Outback Steakhouse of Florida, Inc., a wholly owned subsidiary of Outback Steakhouse, Inc.

     A member of the Board of Directors, through his wholly-owned corporation, has made investments in the aggregate amount of approximately $331,000 in seven limited partnerships that are parties to joint ventures that own and operate certain Carrabba’s Italian Grill restaurants.

     A member of the Board of Directors and named executive officer of the Company, has made investments in the aggregate amount of approximately $658,000 in 14 limited partnerships that are parties to joint ventures that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants.

15. SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates restaurants under seven brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments.

16. PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS

     In 2002, the Company recorded a pre-tax charge to earnings of approximately $5,281,000 for the provision for impaired assets related to restaurant closings, severance and other associated costs. The provision related to the closings of one Outback and one Roy’s restaurant and to the reduction of the carrying value of three Outback Steakhouses and one Carrabba’s Italian Grill.

     In 2001, the Company recorded a pre-tax charge to earnings of $4,558,000 for the provision for impaired assets related to restaurant closings, severance and other associated costs. The provision related to the closings of three Outback and two Zazarac restaurants.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EARNINGS PER SHARE

     The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net income	$156,364	$133,377	$141,130
Basic weighted average number of common shares outstanding	76,734	76,632	77,470
Basic earnings per common share	$2.04	$1.74	$1.82
Effect of dilutive stock options	2,578	1,717	1,762
Diluted weighted average number of common shares outstanding	79,312	78,349	79,232
Diluted earnings per common share	$1.97	$1.70	$1.78

Diluted earnings per common share excludes antidilutive stock options of approximately 1,809,000, 2,699,000 and 2,493,000 during 2002, 2001 and 2000 respectively.

18. SUBSEQUENT EVENTS

     On January 22, 2003, the Company announced that its Board of Directors declared a quarterly dividend of $0.12 per share of the Company’s Common Stock. The dividend was paid March 7, 2003 to shareholders of record as of February 21, 2003.

     In January 2003, the Company, through its wholly owned subsidiary, Outback Steakhouse of Florida, Inc., a Florida corporation, agreed in principle to acquire four Outback Steakhouses from its franchisee operating in Manhattan and Long Island. In addition, the Company agreed to purchase one restaurant currently under construction.

     In January 2003, the Company, through its wholly owned subsidiary, OS Prime, Inc., a Florida corporation, acquired two Fleming’s Prime Steakhouses and Wine Bars (“Fleming’s”) from the founders of Fleming’s pursuant to the asset purchase agreement dated October 1, 1999.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	2002

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues	$578,989	$596,200	$584,247	$602,670
Income from operations	74,315	76,431	65,095	73,942
Income before provision for income taxes	63,866	65,534	55,246	63,481
Income before change in accounting principle	41,385	42,466	35,799	41,136
principle Net income	36,963	42,466	35,799	41,136
Basic earnings per share
Income before accounting change	0.54	0.55	0.47	0.54
Net income	0.48	0.55	0.47	0.54
Diluted earnings per share
Income before accounting change	0.52	0.53	0.46	0.53
Net income	0.46	0.53	0.46	0.53

	2001

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues	$521,253	$538,844	$529,045	$537,991
Income from operations	67,865	63,855	45,368	58,962
Income before provision for income taxes	58,648	56,217	39,198	51,765
Net income	37,887	36,546	25,400	33,544
Basic earnings per share	0.50	0.48	0.33	0.44
Diluted earnings per share	0.49	0.47	0.32	0.43

Outback Steakhouse, Inc. and Affiliates

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Outback Steakhouse, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Outback Steakhouse, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 13, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning the Company’s executive officers, except for Joseph J. Kadow whose information is reported on Part I under the caption of Executive Officers of Registrant, and directors is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” and “Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 28, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Company’s Definitive Proxy Statement dated March 28, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 28, 2003.

     The following table provides information about the Common Stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options,	securities reflected
Plan Category	and rights	warrants and rights	in column(a))

Equity compensation plans approved by security holders(1)	13,899,295	$24.75	689,482
Equity compensation plans not approved by security holders(2)	1,956,514	33.20	5,479,911

	15,855,809	$25.56	6,169,393

(1) Outback Steakhouse, Inc. 1992 Amended and Restated Stock Option Plan.

(2) Outback Steakhouse, Inc. 2002 Managing Partner Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 28, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

     Changes in Internal Controls. The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	LISTING OF FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant’s Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(b)	REPORTS ON FORM 8-K

The Company filed the following current reports on the Form 8-K on the following dates during the 4th quarter of 2002:

October 24, 2002 reporting the Company’s declaration of a dividend and announcing a new director.
November 12, 2002 reporting the execution of a Rule 10b5-1 Trading Plan by an executive officer of the company.

(c)	FINANCIAL STATEMENT SCHEDULES

None.

(d)	EXHIBITS

The exhibits in response to this portion of Item 15 are listed below.

Number	Description

3.01	Certificate of Incorporation of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

Number	Description

3.02	By-laws of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
4.01	Specimen Stock Certificate (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
4.02	Agreement and Plan of Reorganization dated December 18, 1991 among Outback Delaware, Outback Florida, American Restaurants of South Florida, Inc. (“ARSF”) and the stockholders of ARSF (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-44452, and incorporated herein by reference)
4.03	Agreement and Plan of Reorganization dated July 1, 1992 among Outback Delaware, Outback Florida, Stone Danker, Inc. (“SDI”) and the stockholders of SDI (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-49586 and incorporated herein by reference)
4.04	Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, Florida Summit Corporation (“Summit”) and the stockholders of Summit (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31,1992 and incorporated herein by reference)
4.05	Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, Grantham Group, Inc. (“Grantham Group”) and the stockholders of Grantham Group (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31,1992 and incorporated herein by reference)
4.06	Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, F & B, Inc. (“F & B”) FT & B Enterprises/Ohio, Inc. (“FT & B”), Taste Buds, Inc. (“Taste Buds”), Taste Buds of St. Matthews, Ltd., the stockholders of F & B, FT & B, and Taste Buds, and the partners of Taste Buds of St. Matthews, Ltd (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)
4.07	Joint Venture Agreement dated March 31, 1993 between Outback/Carrabba, Inc. and Mangia Beve, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31,1993 and incorporated herein by reference)
4.08	Agreement and Plan of Reorganization Among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Aussie Enterprises, Inc., Attinger & Associates, Inc., Aussie of Louisiana, L.L.P., Aussie of Baton Rouge No. 1901, L.L.C., Aussie of New Orleans No. 1911, L.L.C., Aussie of Lafayette No. 1921, L.L.C., Aussie of Shreveport No. 1931, L.L.C., Aussie of Slidell No. 1912, L.L.C., Braxton I. Moody, IV and Bruce Attinger (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference)
4.09	Agreement and Plan of Reorganization dated May 18, 1994 Among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hugh Connerty, Carl Sahlsten, Ridge Sink, Michael Coble, and the Partnerships and their respective General Partners (included as an exhibit to Registrant’s Report on Form 10-Q/A for the quarter ended March 31, 1994 and incorporated herein by reference)
4.10	Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)
4.11	Reorganization Agreement dated January 1, 1995 among Carrabba/Outback Joint Venture, Outback/Carrabba, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba’s of Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)
4.12	Agreement and Plan of Reorganization dated March 24, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Fioretti-Theisen, Inc., and Charles E. Fioretti (included as an exhibit to Registrant’s Registration Statement on Form S-3, No. 33-95498, and incorporated herein by reference)
4.13	Agreement and Plan of Reorganization dated July 31, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., G’Day, Inc., Donald R. Everts, and Claire E. Everts (included as an exhibit to Registrant’s Registration Statement on Form S-3, No. 33-97166, and incorporated herein by reference)
4.14	Agreement for Sale and Purchase of Partnership Interest among Outback Steakhouse, Inc., Shlemon, Inc. and Steve Shlemon (included as an exhibit to

Number	Description

Registrant’s Registration Statement on Form S-3, No.333-00176, and incorporated herein by reference)
4.15	Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hal W. Smith, William E. Rosenthal, Geoff Alston, David M. Brauckmann, Don Elliot, Joseph C. Penshorn, Waymon D. Williams, Williams J. Bishop, Dan Trierweiler, OB-Little Rock, Inc., Lane Resources Trust (included as an exhibit to Registrant’s Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)
4.16	Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Michael Duty, Robert Krug, Henry Harris, Kent Little (included as an exhibit to Registrant’s Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)
4.17	Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Frank Attinger, Kevin A. Rowell, F. Beaven Smith (included as an exhibit to Registrant’s Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)
4.18	Agreement and Plan of Reorganization dated February 2, 1996 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Robert Frey, Ronald Sock, David Ferry, Joseph Sumislawski, FMI Restaurants, Inc., Fore Management West End, Inc., Fore Management, Inc. and Fore Management Leasing, L.P. (included as an exhibit to Registrant’s Report on Form 8-K/A dated December 31, 1995 and incorporated herein by reference)
4.19	Agreement and Plan of Reorganization dated February 2, 1996 among Outback Steakhouse, Inc., Eric P. Bachelor, Brenica Restaurant Group, Inc., First Four Group, Inc., and various partners (included as an exhibit to Registrant’s Registration Statement on Form S-3, No. 333-4674, and incorporated herein by reference)
4.20	Agreement and Plan of Reorganization, dated May 28, 1996, among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Nevada Summit Corporation, and Anthony P. Grappo (included as Exhibit 2.2 to Registration Statement on Form S-3, No. 333-14597, and incorporated herein by reference)
4.21	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc. and Wibel & Associates (included as Exhibit 2.1 to Registration Statement on Form S-3, No. 333-38985, and incorporated herein by reference)
4.22	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Novello and Associates, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
4.23	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Songlines, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
4.24	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Stone, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
4.25	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Hood & Associates, Inc. and Dennis L. Hood (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
4.26	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Aaron Restaurant Group, Ltd. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
4.27	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Samuel Tancredi and Tancredi, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31,1998 and incorporated herein by reference)
4.28	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Flanagan & Associates, Inc., and Thomas J. Flanagan (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.29	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse

Number	Description

of Florida, Inc., J K Steak, Inc., and James Pollard (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.30	Joint Venture Agreement of Roy’s/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy’s Holdings, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.31	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Coble, Inc., and Michael W. Coble (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.32	Asset Purchase Agreement by and between OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Fleming Prime Steakhouse I, L.L.C. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.33	Operating Agreement of Outback/Fleming’s, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.34	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Charles Angelopulos, Anthony Athanas, Jr., Donald W. Burton, Arthur Collias, Peter Lynch, J. Brian McCarthy, John F. Doyle, Kevin P. Harron, Tedesco Steakhouse, Inc., a Massachusetts corporation, and KPH, Inc., a Massachusetts corporation (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
4.35	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Rowell, Inc. and Kevin A. Rowell (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.36	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., McMahon Restaurant Group, Inc. And Matthew J. McMahon (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.37	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hadley, Inc. and Wm. Blaise Hadley (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.38	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., A&J Aussie Restaurant Group, Inc. And Ronald S. Duckstein (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.39	Asset Purchase Agreement by and between Outback/Hawaii-I, Limited Partnership Roy’s Aussie Steakhouse, L.P. and Roy’s Aussie Steakhouse Number Two, LLC Dated as of January 1, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.40	Stock Purchase Agreement by and among Outback Steakhouse International, L.P. Chang Kwun Kim, Young Sook Yeo, Jong Kuk Kim, Sang Sook An, Moon Hwan Kim, Hyun Joo Shin, In Hye Kim, Sung Bae Im and Great Field, Inc dated February 25, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.41	Asset Purchase Agreement by and between OS Pacific, Inc. and Restaurant Concepts of Bonita Springs, Limited Partnership dated June 1, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.42	Operating Agreement for Cheeseburger in Paradise, LLC a Delaware Limited Liability Company (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.43	Purchase Agreement dated January 1st 2001, by and between Carrabba’s Italian Grill and Gold Coast Restaurant Group, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

Number	Description

4.44	License Agreement made and entered into effective January 1, 2001 by and among OS Suites, Ltd., Horne Tipps Trophy Suites, Inc., Horne Tipps Holding Company, William E. Horne and James R. Tipps, Jr. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.45	License Agreement made and entered into effective January 1, 2001 by and among OS Golf Marketing, Ltd., Horne Tipps Holding Company, William E. Horne and James R. Tipps, Jr. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
4.46	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Empire Associates, Inc. and Stacy C. Cofield (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.47	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Utah Summit Corporation, and Anthony P. Grappo (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.48	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Carrabba’s Italian Grill, Inc., Carolina Restaurant Associates, Inc. and William J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.49	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Kanga, Inc. and Kent Little (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.50	Asset Purchase Agreement by and between OS Sea, Inc. and Bonefish Grill Holdings, Inc., Bonefish Grill, LLC, Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.51	Contribution Agreement by and among OSS/BG, LLC, OS SEA, INC., Bonefish Grill, LLC, Bonefish Grill Holdings, Inc., Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.52	Agreement and Plan of Reorganization dated as of May 7, 2002, among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Eagle One, Inc., and Joseph E. Sumislawski (filed herewith)
4.53	Asset Purchase Agreement dated as of May 16, 2002, among OSI International, Inc., Outback Steakhouse, Inc., Connerty International, Inc., Hugh Connerty, Lydia Connerty, Burley Moss, Greg Walther, Donnie Everts, Bill Daniels, Don Gayle, Beth Boswell, Stacy Gardella and Jayme Goodsell (filed herewith)
4.54	Agreement and Plan of Reorganization dated as of May 17, 2002, among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., AMSTEV, Inc., and Steven A. Overholt (filed herewith)
4.55	Asset Purchase Agreement dated as of September 30, 2002, among OS Pacific, Inc., ROY’S -Newport Beach, L.L.C., James E. Marsh and W. Randall Schoch (filed herewith)
4.56	Asset Purchase Agreement dated September 30, 2002, among OS Pacific, Inc., ROY’S — Scottsdale, L.L.C., James E. Marsh and W. Randall Schoch (filed herewith)
10.01	Lease for the Company’s executive offices (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-44452, and incorporated herein by reference)
10.02	Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Chris T. Sullivan (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
10.03	Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Robert D. Basham (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
10.04	Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and John Timothy Gannon (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
10.05	Employment Agreement dated February 2, 1988, between Outback Florida and John Timothy Gannon (included as and exhibit to Registrant’s Registration Statement on Form

Number	Description

S-1, No. 33-40255, and incorporated herein by reference)
10.06	Employment Agreement dated January 2, 1990, between Outback Florida and Robert Merritt (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
10.07	Stock Option Agreement dated January 2, 1990, between Outback Florida and Robert Merritt (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
10.08	Stock Option Plan (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
10.09	Loan Agreement dated September 14, 1994 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)
10.10	Employment Agreement dated October, 1990 between Paul Avery and Outback Florida (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)
10.11	Stock Option Agreement dated November 30, 1990 between Outback Florida and Paul Avery (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)
10.12	Employment Agreement dated March, 1994 between Outback Florida and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)
10.13	Stock Option Agreement dated April 1, 1994 between Outback Florida and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)
10.14	Amendment to Lease for the Company’s executive offices dates June 10, 1994 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)
10.15	Amendment to Lease for the Company’s executive office dated December 17, 1995 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)
10.16	Stock Purchase Agreement dated July 18, 1995 among Outback Steakhouse, Inc., Robert D. Basham, J. Timothy Gannon, and Boomerang Air, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)
10.17	First Amendment to Loan Agreement dated August 14, 1995 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)
10.18	Amended and Restated Revolving Promissory Noted dated August 14, 1995 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)
10.19	Second Amendment to Loan Agreement dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.20	Amended and Restated Revolving Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.21	First Amendment to Second Amended and Restated Loan Agreement dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.22	Amended and Restated Commercial Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

Number	Description

10.23	Credit Agreement dated as of August 22, 1997 among Outback Steakhouse, Inc., as Borrower, Outback Steakhouse of Florida, Inc., and Carrabba’s Italian Grill, Inc., as Guarantors, The Lenders Identified Herein, as Lenders and Barnett Bank, N.A., as Agent (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year Ended December 31, 1997 and incorporated herein by reference)
10.24	Lease for the Company’s executive offices (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated Herein by reference)
10.25	Credit Agreement dated as of December 21, 1999 among Outback Steakhouse, Inc., Wachovia Bank, N.A., as Agent, Wachovia Securities, Inc., as Sole Arranger, SunTrust Bank, [Tampa Bay], as Syndication Agent, and SouthTrust Bank, National Association, as Documentation Agent (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
10.26	$15,000,000.00 Credit Agreement dated as of June 13, 2000 between Outback Steakhouse, Inc. and Wachovia Bank, N.A. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.27	First Amendment to Credit Agreement dated December 20, 2000 by and among Outback Steakhouse, Inc., a Delaware corporation (the “Borrower”), Wachovia Bank, N.A., as Agent and a bank, Suntrust Bank, Southtrust Bank, The Huntington National Bank, Hibernia National Bank and Bank of America, N.A. (collectively referred to Herein as the “Banks”) (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.28	Outback Steakhouse, Inc. Amended and Restated Stock Option Plan (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.29	Second Amendment to Employment Agreement dated October 15, 2000 between Paul Avery and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)
10.30	Outback Steakhouse, Inc. Managing Partner Stock Option Plan (filed herewith)
21.01	List of Subsidiaries (filed herewith)
23.01	Consent of PricewaterhouseCoopers LLP (filed herewith)

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

OUTBACK STEAKHOUSE, INC

By:	/s/ Chris T. Sullivan

Chris T. Sullivan, Chairman

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ Chris T. Sullivan
	Chairman, Chief Executive Officer	March 28, 2003
Chris T. Sullivan	and Director (Principal Executive Officer)

/s/ Robert S. Merritt
	Senior Vice President, Chief Financial Officer, Treasurer and Director	March 28, 2003
Robert S. Merritt	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert D. Basham
	President, Chief Operating Officer and Director	March 28, 2003
Robert D. Basham

/s/ J. Timothy Gannon
	Senior Vice President and Director	March 28, 2003
J. Timothy Gannon

/s/ Paul E. Avery
	Director	March 28, 2003
Paul E. Avery

/s/ John A. Brabson, Jr.
	Director	March 28, 2003
John A. Brabson, Jr.

/s/ Charles H. Bridges
	Director	March 28, 2003
Charles H. Bridges

/s/ W.R. Carey, Jr.
	Director	March 28, 2003
W.R. Carey, Jr.

/s/ Edward L. Flom
	Director	March 28, 2003
Edward L. Flom

/s/ Debbi Fields
	Director	March 28, 2003
Debbi Fields

/s/ Thomas A. James
	Director	March 28, 2003
Thomas A. James

/s/ Nancy Schneid
	Director	March 28, 2003
Nancy Schneid

/s/ Lee Roy Selmon
	Director	March 28, 2003
Lee Roy Selmon

/s/ Toby S. Wilt
	Director	March 28, 2003
Toby S. Wilt

CERTIFICATIONS

     I, Chris T. Sullivan, certify that:

     1.     I have reviewed this annual report on Form 10-K of Outback Steakhouse, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Chris T. Sullivan

Chris T. Sullivan, Principal Executive Officer
Date: March 28, 2003

CERTIFICATIONS

     I, Robert S. Merritt, certify that:

     1.     I have reviewed this annual report on Form 10-K of Outback Steakhouse, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert S. Merritt

Robert S. Merritt, Principal Financial Officer

Date: March 28, 2003