Form 10-Q
period 2003-03-31
OUTBACK STEAKHOUSE INC
filed 2003-05-15
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2003

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the transition period from                           to

Commission File Number: 1-15935

OUTBACK STEAKHOUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3061413

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2202 North West Shore Boulevard, 5th Floor, Tampa, Florida	33607

(Address of principal executive offices)	(Zip Code)

(813) 282-1225

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X     Yes               No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     X     Yes               No.

As of May 13, 2003, there were approximately 75,531,913 shares of Common Stock, $.01 par value, outstanding.

1 of 31

OUTBACK STEAKHOUSE, INC.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,749	$187,578
Short term investments	20,809	20,576
Inventories	48,515	34,637
Deferred income tax asset	14,565	12,105
Other current assets	33,079	31,386

Total current assets	272,717	286,282

PROPERTY, FIXTURES AND EQUIPMENT, NET	934,693	915,022

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES, NET	35,203	38,667

GOODWILL	89,516	85,842

INTANGIBLE ASSETS, NET	18,341	17,710

OTHER ASSETS	53,031	58,157

	$1,403,501	$1,401,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$52,487	$54,519
Sales taxes payable	19,099	16,205
Accrued expenses	68,395	66,360
Unearned revenue	27,053	68,926
Income taxes payable	28,528	15,647
Current portion of long-term debt	18,065	17,464

Total current liabilities	213,627	239,121

DEFERRED INCOME TAX LIABILITY	48,280	47,470

LONG-TERM DEBT	14,515	14,436

OTHER LONG-TERM LIABILITIES	6,189	6,189

Total liabilities	282,611	307,216

COMMITMENTS AND CONTINGENCIES

INTEREST OF MINORITY PARTNERS IN CONSOLIDATED PARTNERSHIPS	46,429	41,488

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,750 shares issued; 75,497 and 75,880 outstanding as of March 31, 2003 and December 31, 2002, respectively	788	788

Additional paid-in capital	237,528	236,226
Retained earnings	936,181	902,910
Accumulated other comprehensive loss	(328)	—

	1,174,169	1,139,924

Less treasury stock, 3,253 shares and 2,870 shares at March 31, 2003 and December 31, 2002, respectively, at cost	(99,708)	(86,948)

Total stockholders’ equity	1,074,461	1,052,976

	$1,403,501	$1,401,680

See notes to unaudited consolidated financial statements.

2 of 31

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUES

Restaurant sales	$646,672	$574,555

Other revenues	5,006	4,434

TOTAL REVENUES	651,678	578,989

COSTS AND EXPENSES:

Cost of sales	232,831	214,808

Labor & other related	158,950	138,302

Other restaurant operating	135,004	114,049

Depreciation & amortization	20,574	17,938

General & administrative	22,496	21,129

Income from operations of unconsolidated affiliates	(1,306)	(1,552)

Total costs and expenses	568,549	504,674

INCOME FROM OPERATIONS	83,129	74,315

OTHER INCOME (EXPENSE), NET	(943)	(317)

INTEREST INCOME	542	535

INTEREST EXPENSE	(353)	(299)

INCOME BEFORE ELIMINATION OF MINORITY PARTNERS’ INTEREST AND INCOME TAXES	82,375	74,234

ELIMINATION OF MINORITY PARTNERS’ INTEREST	12,827	10,368

INCOME BEFORE PROVISION FOR INCOME TAXES	69,548	63,866

PROVISION FOR INCOME TAXES	24,481	22,481

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	45,067	41,385

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAXES)	—	(4,422)

NET INCOME	$45,067	$36,963

BASIC EARNINGS PER COMMON SHARE

Income before cumulative effect of a change in accounting principle	$0.59	$0.54

Cumulative effect of a change in accounting principle (net of taxes)	—	(0.06)

Net income	$0.59	$0.48

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	75,755	77,078

DILUTED EARNINGS PER COMMON SHARE

Income before cumulative effect of a change in accounting principle	$0.58	$0.52

Cumulative effect of a change in accounting principle (net of taxes)	—	(0.06)

Net income	$0.58	$0.46

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	78,215	80,039

See notes to unaudited consolidated financial statements.

3 of 31

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:

Net income	$45,067	$36,963

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation	19,953	17,336

Amortization	621	602

Cumulative effect of a change in accounting principle (net of taxes)	—	4,422

Minority partners’ interest in consolidated partnerships’ income	12,827	10,368

Income from operations of unconsolidated affiliates	(1,306)	(1,552)

Loss on disposal of property, fixtures and equipment	759	—

Change in assets and liabilities, net of effects of acquisitions:

(Increase) decrease in inventories	(13,878)	2,674

(Increase) decrease in other current assets	(1,693)	11,005

(Increase) decrease in other assets and intangible assets, net	(1,695)	2,493

Increase (decrease) in accounts payable, sales taxes payable and accrued expenses	2,897	(5,216)

Decrease in unearned revenue	(41,873)	(36,338)

Increase in income taxes payable	14,183	15,502

(Decrease) increase in deferred income taxes	(1,650)	699

Net cash provided by operating activities	34,212	58,958

Cash flows used in investing activities:

Purchase of investment securities	(233)	(93)

Capital expenditures	(38,488)	(45,891)

Payments from unconsolidated affiliates	7,034	260

Distributions to unconsolidated affiliates	(1,940)	(1,731)

Investments in and advances to unconsolidated affiliates	(652)	(4,292)

Net cash used in investing activities	(34,279)	(51,747)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	871	232

Proceeds from minority partners’ contributions	6,350	2,732

Distributions to minority partners	(14,236)	(12,209)

Repayments of long-term debt	(191)	—

Dividends paid	(9,109)	—

Payments for purchase of treasury stock	(20,283)	(21,253)

Proceeds from reissuance of treasury stock	4,836	12,714

Net cash used in financing activities	(31,762)	(17,784)

Net decrease in cash and cash equivalents	(31,829)	(10,573)

Cash and cash equivalents at beginning of period	187,578	115,928

Cash and cash equivalents at end of period	$155,749	$105,355

Supplemental disclosures of cash flow information:

Cash paid for interest	$403	$93

Cash paid for income taxes	$8,748	$280

Non-Cash investing activities:

Assets received for note (see Note 10)	$5,569	$—

See notes to unaudited consolidated financial statements.

4 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included.

     Certain amounts shown in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not have an effect on total assets, total liabilities, stockholders’ equity or net income.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

2. Other Current Assets

     Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Deposits (including income tax deposits)	$4,916	$4,911

Accounts receivable	7,277	8,614

Accounts receivable franchisees	2,511	2,920

Prepaid expenses	17,320	14,255

Other current assets	1,055	686

	$33,079	$31,386

3. Property, Fixtures and Equipment, Net

     Property, fixtures and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Land	$166,190	$166,600

Buildings & building improvements	468,243	454,682

Furniture & fixtures	124,542	119,450

Equipment	305,565	295,718

Leasehold improvements	207,317	201,975

Construction in progress	34,215	30,992

Accumulated depreciation	(371,379)	(354,395)

	$934,693	$915,022

5 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Goodwill and Intangible Assets, Net

     Intangible assets consisted of the following (in thousands):

	Weighted average	March 31,	December 31,
	amortization	2003	2002
	period	(unaudited)

Non-compete/non-disclosure and related contractual agreements	5 years	$16,255	$15,513

Accumulated amortization		(7,277)	(6,657)

Liquor licenses	20 years	12,531	11,878

Accumulated amortization		(3,168)	(3,024)

	12 years	$18,341	$17,710

     Aggregate amortization expense on the intangible assets subject to amortization was approximately $621,000 for the three months ended March 31, 2003 and is estimated to be approximately $2,500,000 to $3,000,000 for each of the years ending December 31, 2003 through 2007.

     The change in the carrying amount of goodwill for the three months ended March 31, 2003 is as follows:

December 31, 2002	$85,842

Acquisitions (see Note 9 of Notes to Unaudited Consolidated Financial Statements)	3,674

March 31, 2003	$89,516

5. Other Assets

     Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Other assets	$38,281	$43,157

Deferred license fee, net of valuation provision of approximately $1,250,000	14,750	15,000

	$53,031	$58,157

     During January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees payable over the term of the agreement total approximately $22,000,000.

     In July 2002, the Company agreed to defer certain scheduled payments of approximately $1,500,000 for one year. Subsequently, during the third quarter of 2002, the licensee made a $325,000 payment towards this deferred amount. During the fourth quarter of 2002, the Company agreed to revise the remaining payment schedule.

     During 2002, the licensee made additional payments towards amounts due under the licensing agreement. Accordingly, based upon meeting certain criteria pursuant to the applicable accounting provisions, the Company reduced the net book value of the assets subject to the licensing agreement with the deferred gain associated with the transaction. No gain has been recognized on the transaction and the remaining deferred gain of approximately $2,189,000, as of March 31, 2003, associated with future licensing fees under the licensing agreement will not be recognized until such time as the amounts due under the licensing agreement are realized. (See Note 8 of Notes to Unaudited Consolidated Financial Statements.)

6 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Other Assets (continued)

     Other Assets also includes approximately $10,059,000 in loans to the Company’s operating partner in the Outback/Fleming’s, LLC (the “LLC”) for the partner’s share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the partnership agreement. The Company expects to continue to make advances to its operating partner for the construction of new restaurants. The carrying value of the loan is exceeded by the value of the partners’ interest in the partnership. The Company has a 50% ownership interest in the LLC, and is subject to a purchase or sale option after the twentieth restaurant is opened, which may require the Company to purchase an additional 40% in the LLC at a market value as determined by the terms of the partnership agreement.

6. Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Accrued payroll and other compensation	$20,666	$22,110

Accrued insurance	16,398	17,002

Accrued property taxes	7,390	8,361

Accrued advertising	11,115	4,989

Other accrued expenses	12,826	13,898

	$68,395	$66,360

     During the year ended December 31, 2002, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,281,000. Provision accruals of approximately $50,000 and $300,000 were included in other accrued expenses as of March 31, 2003 and December 31, 2002, respectively.

7. Long-term Debt

     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Revolving line of credit, interest at 1.88% and 2.39% at March 31, 2003 and December 31, 2002, respectively	$10,000	$10,000

Other notes payable, uncollateralized, interest rates ranging from 2.54% to 6.65% at March 31, 2003 and 3.07% to 6.75% at December 31, 2002	22,580	21,900

	32,580	31,900

Less current portion	18,065	17,464

Long-term debt	$14,515	$14,436

LONG-TERM DEBT

     The Company has an uncollateralized revolving line of credit which permits borrowing of up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (1.23% to 1.34% at March 31, 2003 and 1.37% to 1.44% at December 31, 2002). At March 31, 2003 and December 31, 2002 the unused portion of the revolving line of credit was $115,000,000. The credit agreement requires payment of a credit facility fee of 17.5 basis points on the total facility and matures in December 2004.

     The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $7,102,000 and $4,042,000 of the line of credit was committed for the issuance of letters of credit at March 31, 2003 and December 31, 2002, respectively, as required by insurance companies that underwrite the Company’s workers compensation insurance. The remaining $7,898,000 at March 31, 2003 is available to the Company.

7 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Long-term Debt (continued)

     The Company has notes payable with banks bearing interest at rates ranging from 6.00% to 6.30% to support the Company’s Korean operations. As of March 31, 2003 and December 31, 2002, the outstanding balance was approximately $16,761,000 and $16,353,000, respectively. The notes are denominated and payable in Korean won and mature at dates ranging from April 2003 to March 2004.

DEBT GUARANTEES

     The Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for its franchisee operating Outback Steakhouses in Japan. The lines of credit are denominated and payable in Japanese yen and renew every six months, with outstanding balances maturing at dates ranging from April through September 2003. At March 31, 2003 and December 31, 2002 the borrowings totaled approximately $19,741,000 and $16,953,000, respectively. Subsequent to March 31, 2003, the Company obtained a controlling interest in the Japanese franchise operations. As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction. (See Note 13 of Notes to Unaudited Consolidated Financial Statements.)

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees. At March 31, 2003 and December 31, 2002, the outstanding balance was approximately $28,439,000 and $28,496,000, respectively.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At March 31, 2003 and December 31, 2002, the outstanding balance was approximately $20,439,000 and $19,939,000, respectively.

     The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouse restaurants. At March 31, 2003 and December 31, 2002, the outstanding balance on these loans was approximately $157,000 and $195,000, respectively.

     The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. This note matures beginning December 2003 with final maturity December 2022. At March 31, 2003 and December 31, 2002, the outstanding balance on the note was approximately $68,000,000.

     The Company’s contractual debt obligations and debt guarantees as of March 31, 2003 are summarized in the table below (in thousands):

		Current	Long-term
	Total	Portion	Portion

Debt	$32,580	$18,065	$14,515

Debt guarantees	$89,103	$20,359	$68,744

Amount outstanding under debt guarantees	$78,221	$20,100	$58,121

8 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Other Long-Term Liabilities

     Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Accrued insurance	$4,000	$4,000

Other deferred liability	2,189	2,189

	$6,189	$6,189

     In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred recognition of any gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. (See Note 5 of Notes to Unaudited Consolidated Financial Statements.)

9. Foreign Currency Translation and Comprehensive Income

     For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates for the reporting period. Translation gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

     Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the quarter ended March 31, 2003 was approximately $44,739,000, which included the effect of loss from translation adjustments of approximately $328,000.

10. Business Combinations

     In January 2003, the Company was conveyed two restaurants from Fleming’s Prime Steakhouse II (“FPSH II”), the operator of three unaffiliated Fleming’s Prime Steakhouses, which the Company had previously agreed to purchase. The estimated fair market value of the assets received was deemed to satisfy outstanding principal and accrued interest on amounts owed by FPSH II to the Company of approximately $5,569,000. As a result of this transaction, the Company recorded goodwill of approximately $3,674,000.

11. Recently Issued Financial Accounting Standards

     “Business Combinations” and “Goodwill and Other Intangible Assets”

     On June 30, 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives. Generally, the Company performs its annual assessment for impairment during the third quarter of its fiscal year unless facts and circumstances require differently.

     In connection with the adoption of SFAS No. 142, the Company completed the transitional impairment testing of goodwill during the six months ended June 30, 2002. The adoption was made effective as of the beginning of 2002. The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $4,422,000, net of taxes of approximately $2,199,000 during 2002. In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Income for the six month period ended June 30, 2002.

     “Accounting for Asset Retirement Obligations”

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the implementation of SFAS No. 143 to have a material impact on its financial statements.

9 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Recently Issued Financial Accounting Standards (continued)

     “Accounting for the Impairment or Disposal of Long-Lived Assets”

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations in the three months ended March 31, 2003.

     “Accounting for Exit or Disposal Activities”

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company has adopted SFAS No. 146 effective January 1, 2003. The adoption did not have a material impact on the Company’s financial condition or results of operations in the three months ended March 31, 2003.

     “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect of Indebtedness of Others.” FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has complied with the disclosure requirements and is in the process of determining the impact, if any, of adopting the provisions for initial recognition and measurement for guarantees issued or modified after December 31, 2002. The Company did not have any modifications of outstanding guarantees in the three months ended March 31, 2003.

     “Accounting for Stock-Based Compensation – Transition and Disclosure”

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” This standard amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after December 15, 2002. (See Note 12 of Notes to Unaudited Consolidated Financial Statements.)

10 of 31

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Recently Issued Financial Accounting Standards (continued)

     “Consolidation of Variable Interest Entities”

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which posses certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.

     This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. There were no variable interest entities created or in which the company obtained an interest in the three months ended March 31, 2003. FIN 46 applies to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003. The Company currently invests in joint ventures that operate certain of its restaurants, which may be considered variable interest entities. The Company’s exposure to loss as a result of involvement with these entities is believed to be low, and adoption of FIN 46 is not expected to materially affect the Company’s financial statements.

12. Stock-Based Compensation

     The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock-based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” (See “Recently Issued Financial Accounting Standards” in Note 11 of Notes to Unaudited Consolidated Financial Statements.)

	Three months ended March 31,

	2003	2002

Net income, as reported	$45,067	$36,963
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,244)	(3,327)

Pro forma net income	$41,823	$33,636

Earnings per common share:

Basic — as reported	$0.59	$0.48

Basic — pro forma	$0.55	$0.44

Diluted — as reported	$0.58	$0.46

Diluted — pro forma	$0.53	$0.42

13. Subsequent Event

     On April 23, 2003, the Company announced that its Board of Directors declared a quarterly dividend of $0.12 per share of the Company’s Common Stock. The dividend is payable June 6, 2003 to shareholders of record as of May 23, 2003.

     Subsequent to March 31, 2003, the Company obtained a controlling interest in its franchise operating restaurants in Japan. As part of this realignment, the Company contributed approximately $2,488,000 in capital and became directly liable for approximately $19,741,000 of debt that the Company previously guaranteed for the franchise.

11 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited)

     The following tables set forth, for the periods indicated, (i) the percentages that the items in the Company’s Unaudited Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

	Three Months Ended
	March 31,

	2003	2002

REVENUES

Restaurant sales	99.2%	99.2%

Other revenues	0.8	0.8

TOTAL REVENUES	100.0	100.0

COSTS AND EXPENSES:

Cost of sales (1)	36.0	37.4

Labor & other related (1)	24.6	24.1

Other restaurant operating (1)	20.9	19.8

Depreciation & amortization	3.2	3.1

General & administrative	3.5	3.6

Income from operations of unconsolidated affiliates	(0.2)	(0.3)

Total costs and expenses	87.2	87.2

INCOME FROM OPERATIONS	12.8	12.8

OTHER INCOME (EXPENSE), NET	(0.1)	(0.1)

INTEREST INCOME	0.1	0.1

INTEREST EXPENSE	(0.1)	(0.1)

INCOME BEFORE ELIMINATION OF MINORITY PARTNERS’ INTEREST AND INCOME TAXES	12.7	12.8

ELIMINATION OF MINORITY PARTNERS’ INTEREST	2.0	1.8

INCOME BEFORE PROVISION FOR INCOME TAXES	10.7	11.0

PROVISION FOR INCOME TAXES	3.8	3.9

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	6.9	7.1

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAXES)	—	(0.8)

NET INCOME	6.9%	6.3%

(1)	As a percentage of restaurant sales.

12 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	Three Months Ended
	March 31,

	2003	2002

System-wide sales (in millions):

Outback Steakhouse restaurants

Company owned	$526	$486

Domestic franchised and development joint venture	96	93

International franchised and development joint venture	24	23

Total	646	602

Carrabba’s Italian Grills

Company owned	76	62

Development joint venture	22	22

Total	98	84

Other restaurants

Company owned	45	27

Franchised and development joint venture	4	3

Total	49	30

System-wide total	$793	$716

13 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	March 31,

	2003	2002

Number of restaurants (at end of the period):

Outback Steakhouses

Company owned	622	581

Domestic franchised and development joint venture	118	116

International franchised and development joint venture	55	49

Total	795	746

Carrabba’s Italian Grills

Company owned	98	77

Development joint venture	29	28

Total	127	105

Fleming’s Prime Steakhouse and Wine Bars

Company owned	18	13

Roy’s

Company owned	15	12

Franchised and development joint venture	2	2

Total	17	14

Lee Roy Selmon’s

Company owned	1	1

Bonefish Grills

Company owned	15	4

Franchised and development joint venture	4	1

Total	19	5

Cheeseburger in Paradise

Company owned	1	—

System-wide total	978	884

14 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002 (unaudited)

     Revenues. Restaurant sales increased by 12.6% to $646,672,000 during the first three months of 2003 compared with $574,555,000 in the same period in 2002. The increase in restaurant sales was primarily attributable to the opening of new restaurants after March 31, 2002. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Average unit volumes (weekly) for restaurants opened for one year or more (in thousands):

Outback Steakhouses	$66,967	$66,998

Carrabba’s Italian Grills	$62,791	$63,698

Average unit volumes (weekly) for restaurants opened for less than one year (in thousands):

Outback Steakhouses	$66,336	$58,247

Carrabba’s Italian Grills	$59,538	$66,492

Operating weeks

Outback Steakhouses	7,425	7,035

Carrabba’s Italian Grills	1,222	968

Menu price increases (1)

Outback Steakhouses	2.1%	2.2%

Carrabba’s Italian Grills	1.3%	1.4%

Year to year percentage change:

Same-store sales (stores open 18 months or more):

Outback Steakhouses	1.1%	(1.2%)

Carrabba’s Italian Grills	(0.3%)	3.1%

(1)	Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.

     Other revenues, consisting primarily of initial franchise fees and royalties, increased by $572,000 to $5,006,000 during the first three months of 2003 compared with $4,434,000 in the same period in 2002. The increase was attributable to higher initial franchise fees and higher royalties from additional stores opened and operated as franchises during the first three months of 2003 compared with the same period in 2002. The increase was partially offset by the Company’s decision to allow international franchisees in certain markets, including Costa Rica, the Dominican Republic, Indonesia, Mexico, Malaysia, Singapore, Thailand, the United Kingdom and Venezuela to spend the royalties due to the Company on additional advertising to increase brand awareness and penetration in new markets.

     Costs and expenses. Cost of sales as a percentage of restaurant sales decreased by 1.4% to 36.0% in the first three months of 2003 compared with 37.4% in the same period in 2002. The decrease was attributable to commodity cost decreases for beef, ribs, shrimp and certain dairy products, partially offset by higher fresh fish costs. The decrease was also attributable to an increase in the proportion of consolidated sales and cost of sales associated with the Company’s non-Outback Steakhouse restaurants which operate at lower cost of goods sold levels than Outback Steakhouse.

15 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002 (unaudited) (continued)

     Labor and other related expenses increased as a percentage of restaurant sales by 0.5% to 24.6% in the first three months of 2003 compared with 24.1% in the same period in 2002. The increase resulted from lower average unit volumes at Carrabba’s Italian Grills, higher hourly wage rates, and higher employee health insurance costs.

     Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 1.1% of restaurant sales to 20.9% in the first quarter of 2003, compared with 19.8% in the same period in 2002. The increase was attributable to increased advertising expense, higher natural gas, preopening, and supply costs and to lower average unit volumes at Carrabba’s Italian Grills. The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.

     Depreciation and amortization costs increased as a percentage of total revenues by 0.1% to 3.2% in the first quarter of 2003 compared with 3.1% in the same period in 2002. The increase resulted primarily from additional depreciation related to new unit development and to higher depreciation costs for the new restaurant formats which have higher average construction costs than an Outback Steakhouse. Lower average unit volumes at Carrabba’s Italian Grills also contributed to depreciation costs increasing as a percentage of restaurant sales.

     General and administrative costs increased by $1,367,000 to $22,496,000 in the first quarter of 2003 compared with $21,129,000 during the same period in 2002. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills, as well as costs associated with the development of new restaurant formats.

     Income from operations of unconsolidated affiliates represents the Company’s portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $1,306,000 during the first quarter of 2003 compared with income of $1,552,000 during the same period in 2002. This decrease was attributable to lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures.

     Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $8,814,000 to $83,129,000 in the first quarter of 2003 compared with $74,315,000 in the same period in 2002.

     Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $943,000 during the first quarter of 2003 compared with net other expense of $317,000 in the same period in 2002. The increase in net other expenses in 2003 is primarily the result of a gain of approximately $500,000 from the sale of a non-operating asset during 2002, which did not recur in 2003.

     Interest income. Interest income was $542,000 during the first quarter of 2003 compared with interest income of $535,000 in the same period in 2002. Interest income remained relatively unchanged due to higher short-term investment balances offset by lower interest rates during the first quarter of 2003 compared with the same period in 2002.

     Interest expense. Interest expense was $353,000 during the first quarter of 2003 compared with interest expense of $299,000 in the same period in 2002. The increase in interest expense is due to higher average debt balances on borrowings used to support Outback Steakhouse’s international operations during the first quarter of 2003 compared with the first quarter of 2002.

16 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002 (unaudited) (continued)

     Elimination of minority partners’ interest. The allocation of minority partners’ income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants and the ownership interests in certain other restaurants in which the Company has a controlling interest. As a percentage of revenues, these allocations were 2.0% and 1.8% during the quarters ended March 31, 2003 and 2002, respectively. The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants which have a higher percentage of minority interest than the Company’s older formats.

     Provision for income taxes. The provision for income taxes in the first quarter of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the first quarter of 2003 and 2002. Approximately 50% of the Company’s international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption was made effective as of the beginning of 2002. The cumulative effect of the change in accounting principle in the first quarter of 2002 was approximately $4,422,000, net of taxes of approximately $2,199,000. Basic and diluted earnings per share were both reduced by $0.06 due to the impact of the change in accounting principle.

     Net income and earnings per share. Net income for the first quarter of 2003 was $45,067,000 compared with $36,963,000 in the same period in 2002. Basic earnings per share increased to $0.59 during the first quarter of 2003 compared with $0.48 for the same period in 2002. Diluted earnings per share increased to $0.58 during the first quarter of 2003 compared with $0.46 for the same period in 2002.

17 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited)

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the periods indicated (in thousands):

		Three Months Ended
	Year Ended
	December 31,	March 31,	March 31,
	2002	2003	2002

Net cash provided by operating activities	$338,060	$34,212	$58,958

Net cash used in investing activities	(168,066)	(34,279)	(51,747)

Net cash used in financing activities	(98,344)	(31,762)	(17,784)

Net increase (decrease) in cash and cash equivalents	$71,650	$(31,829)	$(10,573)

     The Company requires capital principally for the development of new restaurants, remodeling of older restaurants and investment in technology. The Company also requires capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). Capital expenditures totaled approximately $181,798,000 for year ended December 31, 2002 and approximately $38,488,000 and $45,891,000 during the first three months of 2003 and 2002, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to thirty years (including renewal periods) or purchases free standing restaurants where it is cost effective.

     If there was a decrease in demand for the Company’s products and services as a result of increased competition, changing consumer tastes, changes in local, regional and national economic conditions or changes in the level of consumer acceptance of the Company’s restaurant brands, the Company’s total revenues could decline significantly. The following table sets forth approximate amounts by which cash generated by operating activities may decline in the event of a decrease in revenues of 5%, 10% and 15% as compared with Total Revenues for the period ended December 31, 2002 (in thousands):

	5%	10%	15%

Decrease in total revenues	$(118,105)	$(236,211)	$(354,316)

Decrease in net income	$(23,104)	$(46,208)	$(69,312)

Decrease in cash generated by operating activities	$(28,787)	$(57,573)	$(86,360)

     The estimates above are based on the assumption that income before minority partners’ interest and provision for income taxes decreases approximately $0.35 for every $1.00 decrease in total revenues. This decrease is partially offset by the minority partners’ share of the decrease, which is approximately 13.8%. Imputed income taxes are included at the current rate of approximately 35%. These numbers are estimates only and do not consider other measures the Company could implement were such decreases in revenue to occur.

     During 2001, the Company entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, the Company purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in the three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and the Company, and, in exchange, the Company committed to the first $7,500,000 of future construction costs in the development of new restaurants of which approximately $7,086,000 has been expended as of March 31, 2003.

     The Company has formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. The Company is also developing Company owned restaurants internationally in Puerto Rico, Korea, Hong Kong and Japan.

18 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

     In connection with the realignment of the Company’s international operations, the Company expects to merge the interests of its franchisee operating restaurants in Japan into a new Japanese corporation which will be majority owned by the Company and which will have responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, the Company expects to become directly liable for the debt which it now guarantees, which totaled approximately $19,741,000, with a potential maximum of $20,000,000, as of March 31, 2003, referred to above and in Note 7 of Notes to Unaudited Consolidated Financial Statements. As part of this transaction, the Company also expects to invest approximately $2,500,000 in equity in addition to the assumption of the bank debt. Subsequent to March 31, 2003, the Company completed the merger described above (see Note 13 of Notes to Unaudited Consolidated Financial Statements).

LONG-TERM DEBT

     At March 31, 2003, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $7,102,000 is committed for the issuance of letters of credit required by insurance companies that underwrite the Company’s workers compensation insurance.

     As of March 31, 2003, the Company had borrowed $10,000,000 on the line of credit to finance the development of new restaurants.

     The Company expects that its capital requirements through the end of 2003 will be met by cash flows from operations and, to the extent needed, advances on its line of credit. The revolving line of credit contains certain restrictions and conditions that require the Company to maintain net worth of $585,066,000 as of March 31, 2003, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At March 31, 2003, the Company was in compliance with all of the above debt covenants. (See Note 7 of Notes to Unaudited Consolidated Financial Statements.)

     The Company has notes payable with banks bearing interest at rates ranging from 6.00% to 6.30% to support the Company’s Korean operations. As of March 31, 2003, the outstanding balance was approximately $16,761,000. The notes are denominated and payable in Korean won and mature at dates ranging from April 2003 to March 2004.

DEBT GUARANTEES

     As of the end of the quarter, the Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for its franchisee operating Outback Steakhouses in Japan. At March 31, 2003 the borrowings totaled approximately $19,741,000. (See Note 13 of Notes to Unaudited Consolidated Financial Statements.)

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for its franchisee operating Outback Steakhouses in California. At March 31, 2003, the balance on the line of credit was approximately $28,439,000.

     The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner in the development of Roy’s restaurants. At March 31, 2003, the outstanding balance was approximately $20,439,000.

     The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouses. At March 31, 2003, the outstanding balance on the loans was approximately $157,000.

     The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. At March 31, 2003, the outstanding balance on the note was approximately $68,000,000. The Company’s investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates”. This affiliate has not yet reached its operating break-even point. Accordingly, the Company has made two additional working capital contributions, $667,000 in December 2001 and $444,000 in July 2002, in addition to its original investment. The Company anticipates that it may need to make additional contributions for its pro rata portion of future losses, if any.

19 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

     The Company is not aware of any non-compliance with the underlying terms of the borrowing agreements for which it provides a guarantee that would result in the Company having to perform in accordance with the terms of the guarantee.

DEBT AND DEBT GUARANTEE SUMMARY

     The Company’s contractual debt obligations, debt guarantees and commitments, excluding lease commitments, as of March 31, 2003 are summarized in the table below (in thousands):

		Current	Long-term
	Total	Portion	Portion

Debt	$32,580	$18,065	$14,515

Debt guarantees	$89,103	$20,359	$68,744

Amount outstanding under debt guarantees	$78,221	$20,100	$58,121

Commitments	$414	$414	$—

SHARE REPURCHASE

     On July 26, 2000, the Company’s Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s Common Stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. During the period from the authorization date through March 31, 2003, approximately 3,249,000 shares of the Company’s Common Stock have been issued as the result of stock option exercises. The Company will fund the repurchase program with available cash and bank credit facilities. As of March 31, 2003, under these authorizations the Company has repurchased approximately 6,520,000 shares of its Common Stock for approximately $181,797,000.

DIVIDEND

     On January 22 and April 23, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.12 for each share of the Company’s Common Stock. The January dividend was paid March 7, 2003 to shareholders of record as of February 21, 2003. The April dividend is payable June 6, 2003 to shareholders of record as of May 23, 2003. At the current dividend rate, the annual dividend payment is expected to be between $35,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. The Company intends to pay the dividend with cash flow from operations.

20 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period (see Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its financial statements.

Property, Fixtures and Equipment

     Property, fixtures and equipment are recorded at cost. The Company expenses repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Depreciation is computed on the straight-line basis over the following estimated useful lives:

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

Impairment of Long-Lived Assets

     The Company assesses the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors such as:

     a) Restaurant sales trends;

     b) Local competition;

     c) Changing demographic profiles;

     d) Local economic conditions;

     e) New laws and government regulations that adversely affect sales and profits; and/or

     f) The ability to recruit and train skilled restaurant employees.

     If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, the Company performs an impairment analysis. Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

21 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers compensation, general liability, health and property insurance programs. The Company purchases insurance for individual claims that exceed the amounts listed in the following table:

Workers Compensation	$1,000,000

General Liability	$1,000,000

Health	$230,000

Property damage	$5,000,000

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

Revenue Recognition

     The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when the Company has substantially performed all of its material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. These revenues are included in the line “Other revenues” in the Unaudited Consolidated Statements of Income.

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

22 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

     The following discussion of the Company’s future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s expectations or beliefs concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in forward-looking statements in the section entitled “Cautionary Statement” below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     In the Outlook portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002, the Company provided information on the outlook for its businesses in 2003 and factors that may affect the Company’s financial results for that year.

     The remaining paragraphs in this Outlook section update the information provided in the Form referenced above and the Company recommends that this section be read in conjunction with that Outlook section.

Future Operating Results

     As of the date of this report substantial uncertainty exists as to the strength of consumer spending as a result of the economic downturn. The Company’s revenue growth expectations summarized in the following paragraph assume that current spending trends do not worsen in the remaining quarters of 2003. The Company’s revenues and financial results in the remainder of 2003 could vary significantly depending upon consumer and business spending trends.

     During the three month period ended March 31, 2003, compared with the same period a year ago, average unit volumes for Outback increased by approximately 1.2% and average unit volumes for Carrabba’s Italian Grills (“Carrabba’s”) decreased by approximately 3.6%. Average unit volumes for Carrabba’s Italian Grills were below those anticipated in the Company’s comments in Form 10-K referenced above. As a result of the decline in average unit volumes for Carrabba’s Italian Grills, the Company is now anticipating gains of only zero to one percent for the remainder of 2003 for Carrabba’s Italian Grills. To the extent negative sales trends continue, the Company’s revenues and operating results for the full year may fall short of its original objectives.

     During the quarter ended March 31, 2003, the Company benefited from lower than expected commodity costs for potatoes and certain produce items. As a result of lower commodity costs, the Company now expects cost of goods sold as a percentage of restaurant sales for the full year to be 20 to 30 basis points lower than originally expected, for a total of approximately 70 basis points.

     Because of higher health insurance costs, lower average unit volumes at Carrabba’s Italian Grill and higher wage rates for kitchen employees, the Company now expects labor costs as a percentage of restaurant sales for the full year to be 10 to 20 basis points higher than originally planned, for a total of 30 to 40 basis points.

     Because higher than anticipated advertising, natural gas, supply costs associated with the take-out business, and lower average unit volumes at Carrabba’s Italian Grills, the Company is now planning for restaurant operating expenses as a percentage of sales for the remainder of the year to be 10 to 20 basis points higher than originally expected, for a total of 50 to 60 basis points.

     The Company is now planning for the remainder of 2003 for all other expense ratio variances to be comparable to those experienced in and reported for the first quarter of 2003.

23 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

Expansion Strategy.

     The Company’s goal is to add new restaurants to the system during the remainder of 2003. The following table presents a summary of the expected restaurant openings during the full year 2003:

2003

Outback Steakhouses – Domestic

Company owned	26 to 28

Franchised	1 to 2

Outback Steakhouses – International

Company owned	10 to 12

Franchised	4 to 5

Carrabba’s Italian Grills

Company owned	24 to 26

Fleming’s Prime Steakhouse and Wine Bars

Company owned	6 to 8

Roy’s

Company owned	1 to 2

Lee Roy Selmon’s

Company owned	1

Bonefish Grills

Company owned	15 to 18

Franchised	1 to 2

Cheeseburger in Paradise

Company owned	1 to 2

24 of 31

OUTBACK STEAKHOUSE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     As noted above, the Company’s actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

(i)	The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)	The Company’s results can be impacted by changes in consumer tastes and the level of consumer acceptance of the Company’s restaurant concepts; local, regional and national economic conditions, which could be adversely affected by further weakening in consumer spending; the seasonality of the Company’s business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)	The Company’s ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate sites at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes, which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing that could delay construction, the ability to generate or borrow funds, the ability to negotiate suitable lease terms, and the ability to recruit and train skilled management and restaurant employees;

(iv)	Price and availability of commodities, including but not limited to such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy costs are subject to fluctuation and could increase or decrease more than the Company expects; and/or

(v)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

25 of 31

OUTBACK STEAKHOUSE, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

     The Company’s exposure to interest rate risk relates to its outstanding bank debt. Borrowings under the Company’s revolving lines of credit of $140,000,000 bear interest at rates ranging from 57.5 to 95 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. At March 31, 2003 and December 31, 2001, the Company had $10,000,000 outstanding on its lines of credit. The Company has notes payable bearing interest at rates ranging from 6.00% to 6.30% to support the Company’s Korean operations. As of March 31, 2003, the outstanding Korean debt balance was approximately $16,761,000. As of the end of the quarter, the Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for its franchisee operating Outback Steakhouses in Japan. At March 31, 2003, the borrowings totaled approximately $19,741,000. Subsequent to March 31, 2003, the Company became directly liable for the outstanding amounts under these lines of credit (see Note 13 of Notes to Unaudited Consolidated Financial Statements).

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

26 of 31

OUTBACK STEAKHOUSE, INC.
CONTROLS AND PROCEDURES

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

27 of 31

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

(b)	Reports on Form 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission dated March 4, 2003 announcing a 10b5-1 plan entered into by Timothy Gannon.

[1] Pursuant to SEC Release No. 34-4751, these Exhibits are deemed to accompany this report and are not “filed” as part of the report.

28 of 31

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: May 15, 2003	OUTBACK STEAKHOUSE, INC. (Registrant)

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

29 of 31

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Chris T. Sullivan Chris T. Sullivan, Principal Executive Officer

Date: May 15, 2003

30 of 31

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert S. Merritt Robert S. Merritt, Principal Financial Officer

Date: May 15, 2003

31 of 31