Form 10-Q
period 2003-06-30
OUTBACK STEAKHOUSE INC
filed 2003-08-14
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

1-15935
(Commission File Number)
___________________________

OUTBACK STEAKHOUSE, INC.
(Exact name of Registrant as specified in its charter)

___________________________

Delaware (State or other jurisdiction of incorporation or organization)	59-3061413 (I.R.S. Employer Identification No.)

2202 N. West Shore Boulevard, Suite 500 Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)

(813) 282-1225
(Registrant's telephone number, including area code)
___________________________

              Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒  NO  ☐

As of August 11, 2003, the registrant had outstanding 74,919,231 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

QUARTERLY REPORT ON FORM 10‑Q
For the Period Ended June 30, 2003

PART I:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,176	$187,578
Short term investments	14,099	20,576
Inventories	49,093	34,637
Deferred income tax asset	12,082	12,105
Other current assets	43,292	31,386

Total current assets	247,742	286,282
PROPERTY, FIXTURES AND EQUIPMENT, NET	959,081	915,022
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES, NET	34,464	38,667
GOODWILL	108,358	85,842
INTANGIBLE ASSETS, NET	17,959	17,710
OTHER ASSETS	57,728	58,157

	$1,425,332	$1,401,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$52,540	$54,519
Sales taxes payable	18,716	16,205
Accrued expenses	70,989	66,360
Unearned revenue	20,450	68,926
Income taxes payable	-	15,647
Current portion of long-term debt	39,633	17,464

Total current liabilities	202,328	239,121
DEFERRED INCOME TAX LIABILITY	50,410	47,470
LONG-TERM DEBT	14,257	14,436
OTHER LONG-TERM LIABILITIES	5,189	6,189

Total liabilities	272,184	307,216

COMMITMENTS AND CONTINGENCIES
INTEREST OF MINORITY PARTNERS IN
CONSOLIDATED PARTNERSHIPS	52,692	41,488

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 75,407 and 75,880 shares outstanding as of
June 30, 2003 and December 31, 2002, respectively	788	788
Additional paid-in capital	241,832	236,226
Retained earnings	964,759	902,910
Accumulated other comprehensive loss	(728)	-

	1,206,651	1,139,924
Less treasury stock, 3,343 shares and 2,870 shares at June 30, 2003
and December 31, 2002, respectively, at cost	(106,195)	(86,948)

Total stockholders’ equity	1,100,456	1,052,976

	$1,425,332	$1,401,680

  See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES
Restaurant sales	$684,125	$591,422	$1,330,797	$1,165,977
Other revenues	5,136	4,871	10,142	9,305

TOTAL REVENUES	689,261	596,293	1,340,939	1,175,282

COSTS AND EXPENSES
Cost of sales	248,356	217,333	481,187	432,141
Labor & other related	168,201	144,659	327,151	282,961
Other restaurant operating	142,643	118,381	277,647	232,430
Depreciation & amortization	21,209	18,738	41,783	36,676
General & administrative	24,982	22,207	47,478	43,336
Income from operations of unconsolidated affiliates	(1,689)	(1,549)	(2,995)	(3,101)

Total costs and expenses	603,702	519,769	1,172,251	1,024,443

INCOME FROM OPERATIONS	85,559	76,524	168,688	150,839
OTHER INCOME (EXPENSE), NET	353	(663)	(590)	(980)
INTEREST INCOME	431	630	973	1,165
INTEREST EXPENSE	(424)	(310)	(777)	(609)

INCOME BEFORE ELIMINATION OF MINORITY
PARTNERS’ INTEREST AND INCOME TAXES	85,919	76,181	168,294	150,415
ELIMINATION OF MINORITY PARTNERS' INTEREST	13,224	10,647	26,051	21,015

INCOME BEFORE PROVISION FOR INCOME TAXES	72,695	65,534	142,243	129,400
PROVISION FOR INCOME TAXES	25,589	23,068	50,070	45,549

INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	47,106	42,466	92,173	83,851
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE (NET OF TAXES)	-	-	-	(4,422)

NET INCOME	$47,106	$42,466	$92,173	$79,429

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of a change
in accounting principle	$0.62	$0.55	$1.22	$1.09
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	-	(0.06)

Net income	$0.62	$0.55	$1.22	$1.03

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	75,399	77,274	75,576	77,176

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of a change
in accounting principle	$0.60	$0.53	$1.18	$1.05
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	-	(0.06)

Net income	$0.60	$0.53	$1.18	$0.99

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	78,437	80,406	78,324	80,223

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$92,173	$79,429
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,523	35,360
Amortization	1,260	1,316
Cumulative effect of a change in accounting principle (net of taxes)	-	4,422
Minority partners’ interest in consolidated partnerships’ income	26,051	21,015
Income from operations of unconsolidated affiliates	(2,995)	(3,101)
Loss on disposal of property, fixtures and equipment	1,708	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(14,297)	9,741
(Increase) decrease in other current assets	(10,306)	6,611
(Increase) decrease in other assets and intangible assets, net	(3,865)	4,365
Increase in accounts payable, sales taxes payable
and accrued expenses	2,583	3,226
Decrease in unearned revenue	(48,476)	(42,641)
(Decrease) increase in income taxes payable	(10,109)	20,927
Increase in deferred income taxes	2,963	9,961
Decrease in other long-term liabilities	(1,000)	(825)

Net cash provided by operating activities	76,213	149,806

Cash flows used in investing activities:
Purchase of investment securities	(21,270)	(21,918)
Maturities and sales of investment securities	27,747	21,661
Cash paid for acquisition of business, net of cash acquired	(2,069)	-
Capital expenditures	(78,954)	(88,420)
Proceeds from the sale of property, fixtures and equipment	2,223	-
Payments from unconsolidated affiliates	9,196	7,390
Distributions to unconsolidated affiliates	(2,028)	(3,125)
Investments in and advances to unconsolidated affiliates	(698)	(4,968)

Net cash used in investing activities	(65,853)	(89,380)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,781	3,923
Proceeds from minority partners' contributions	13,166	4,459
Distributions to minority partners	(26,024)	(27,946)
Repayments of long-term debt	(431)	(601)
Dividends paid	(18,169)	-
Payments for purchase of treasury stock	(58,459)	(30,136)
Proceeds from reissuance of treasury stock	19,374	24,792

Net cash used in financing activities	(68,762)	(25,509)

Net (decrease) increase in cash and cash equivalents	(58,402)	34,917
Cash and cash equivalents at beginning of period	187,578	115,928

Cash and cash equivalents at end of period	$129,176	$150,845

Supplemental disclosures of cash flow information:
Cash paid for interest	$829	$613
Cash paid for income taxes	$54,251	$5,084
Non-cash investing activities:
Purchase of minority partners' interest	$8,402	$7,876

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

The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2002 Annual Report on Form 10-K.

2.         Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Deposits (including income tax deposits of approximately $7,721 at June 30, 2003)	$12,618	$4,911
Accounts receivable	7,905	8,614
Accounts receivable franchisees	2,921	2,920
Prepaid expenses	18,089	14,255
Other current assets	1,759	686

	$43,292	$31,386

3.         Property, Fixtures and Equipment, Net

Property, fixtures and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Land	$167,475	$166,600
Buildings & building improvements	491,187	454,682
Furniture & fixtures	131,909	119,450
Equipment	312,714	295,718
Leasehold improvements	219,750	201,975
Construction in progress	25,031	30,992
Accumulated depreciation	(388,985)	(354,395)

	$959,081	$915,022

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.         Goodwill and Intangible Assets, Net

Intangible assets consisted of the following (in thousands):

	Weighted average	June 30,	December 31,
	amortization	2003	2002
	period	(unaudited)

Non-compete/non-disclosure and related contractual agreements	5 years	$16,501	$15,513
Accumulated amortization		(7,917)	(6,657)
Liquor licenses	20 years	12,690	11,878
Accumulated amortization		(3,315)	(3,024)

	12 years	$17,959	$17,710

Aggregate amortization expense on the intangible assets subject to amortization was approximately $1,260,000 for the six months ended June 30, 2003 and is estimated to be approximately $2,500,000 to $3,000,000 for each of the years ending December 31, 2003 through 2007.

The change in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

December 31, 2002	$85,842
Acquisitions (see Note 10 of Notes to Unaudited Consolidated Financial Statements)	22,516

June 30, 2003	$108,358

5.         Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Other assets	$44,228	$43,157
Deferred license fee, net of valuation provision of approximately $1,500 at June 30, 2003	13,500	15,000

	$57,728	$58,157

During January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. License fees originally receivable under the agreement totaled approximately $22,000,000.  During 2002, the Company agreed to defer certain scheduled payments and revise the remaining payment schedule.

In 2002, the licensee made additional payments towards amounts due under the licensing agreement.  Accordingly, based upon meeting certain criteria necessary to record the sale of the assets subject to the licensing agreement, the Company reduced the net book value of the assets with the deferred gain associated with the transaction.  No gain has been recognized on the transaction and the remaining deferred gain of approximately $1,189,000, as of June 30, 2003, associated with future licensing fees under the licensing agreement will not be recognized until such time as the amounts due under the licensing agreement are realized.  (See Note 8 of Notes to Unaudited Consolidated Financial Statements.)

As of December 31, 2002, other assets includes approximately $5,569,000 in principal and accrued interest on loans made to Fleming’s Prime Steakhouse II, LLC (“FPSH II”), the operator of three unaffiliated Fleming’s Prime Steakhouses, which the Company had agreed to purchase. The value of these restaurants approximated the Company’s carrying value of the loan as of December 31, 2002, as calculated by discounting the expected future after tax cash flows of the restaurants by an appropriate discount rate.  For these restaurants, the Company used a cost of capital of 10% and a cash flow growth rate of 2%.  The Company and FPSH II have agreed that the conveyance of the restaurants to the Company will satisfy the

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.         Other Assets (continued)

outstanding balance. Subsequent to December 31, 2002, the restaurants were conveyed to the Company.  (See Note 10 of Notes to Unaudited Consolidated Financial Statements).

Other assets also includes approximately $10,059,000 in loans to the Company’s operating partner in the Outback/Fleming’s, LLC (the “LLC”) for its partner’s share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the partnership agreement. The Company expects to continue to make advances to its operating partner for the construction of new restaurants, and the assets of the partnership will continue to collateralize these advances.  The Company periodically assesses the loan balance for impairment, which is generally measured by expected future cash flows of the restaurant system as compared to the partner’s interest in the partnership.  The Company has a 50% ownership interest in the LLC, and is subject to a purchase or sale option after the twentieth restaurant is opened, which may require the Company to purchase an additional 40% in the LLC at a market value as determined by the terms of the partnership agreement.

6.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Accrued payroll and other compensation	$26,340	$22,110
Accrued insurance	19,783	17,002
Accrued property taxes	9,566	8,361
Other accrued expenses	15,300	18,887

	$70,989	$66,360

During the year ended December 31, 2002, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,281,000.  Remaining accrued restaurant closing expenses of approximately $300,000 were included in other accrued expenses as of December 31, 2002, and there were no remaining restaurant closing accruals as of June 30, 2003.

7.         Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Revolving line of credit, interest at 1.92% and 2.39% at
June 30, 2003 and December 31, 2002, respectively	$10,000	$10,000
Notes payable to Korean banks, uncollateralized, interest rates ranging from
6.00% to 6.30% at June 30, 2003 and 6.50% to 6.75% at December 31, 2002	19,516	16,353
Notes payable to Japanese banks, uncollateralized, interest rates ranging from
0.56% to 1.88% at June 30, 2003	18,796	-
Other notes payable, uncollateralized, interest rates ranging from 2.54% to 6.65% at June 30, 2003 and
3.07% to 6.65% at December 31, 2002	5,578	5,547

	53,890	31,900
Less current portion	39,633	17,464

Long-term debt	$14,257	$14,436

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.         Long-term Debt (continued)

LONG-TERM DEBT

The Company has an uncollateralized revolving line of credit which permits borrowing of up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (all approximately 1.12% at June 30, 2003 and ranging from 1.37% to 1.44% at December 31, 2002). At June 30, 2003 and December 31, 2002 the unused portion of the revolving line of credit was $115,000,000. The credit agreement requires payment of a credit facility fee of 17.5 basis points on the total facility and matures in December 2004.

The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $7,102,000 and $4,042,000 of the line of credit was committed for the issuance of letters of credit at June 30, 2003 and December 31, 2002, respectively, as required by insurance companies that underwrite the Company’s workers compensation insurance. The remaining $7,898,000 at June 30, 2003 is available to the Company.

The Company has notes payable with banks bearing interest at rates ranging from 6.00% to 6.30% for the Company’s Korean operations. As of June 30, 2003 and December 31, 2002, the outstanding balance was approximately $19,516,000 and $16,353,000, respectively. The notes are denominated and payable in Korean won and mature at dates ranging from August 2003 to April 2004.

In April 2003, the Company obtained a controlling interest in its franchisee operations in Japan. As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction that it had previously guaranteed. (See Note 10 of Notes to Unaudited Consolidated Financial Statements.)  As of June 30, 2003, the Company has two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for its Outback Steakhouses in Japan bearing interest at rates ranging from 0.56% to 1.88%. The lines of credit are denominated and payable in Japanese yen and renew every six months, with outstanding balances maturing at dates ranging from July 2003 through June 2004. At June 30, 2003, the borrowings totaled approximately $18,796,000.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees. At June 30, 2003 and December 31, 2002, the outstanding balance was approximately $28,381,000 and $28,496,000, respectively.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At June 30, 2003 and December 31, 2002, the outstanding balance was approximately $20,673,000 and $19,939,000, respectively.

The Company is the guarantor of bank loans made to certain franchisees operating Outback Steakhouse restaurants. At June 30, 2003 and December 31, 2002, the outstanding balance on these loans was approximately $120,000 and $195,000, respectively. Subsequent to June 30, 2003, the Company acquired the restaurants of these franchisees.  As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction. (See Note 13 of Notes to Unaudited Consolidated Financial Statements).

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note begin in December 2003 with final maturity December 2022. At June 30, 2003 and December 31, 2002, the outstanding balance on the note was approximately $68,000,000.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.         Long-term Debt (continued)

The Company’s contractual debt obligations and debt guarantees as of June 30, 2003 are summarized in the table below (in thousands):

		Current	Long-term
	Total	Portion	Portion

Debt	$53,890	$39,633	$14,257

Debt guarantees	$69,065	$321	$68,744
Amount outstanding under debt guarantees	$58,619	$321	$58,298

8.         Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):	June 30,	December 31,
	2003	2002
	(unaudited)

Accrued insurance	$4,000	$4,000
Other deferred liability	1,189	2,189

	$5,189	$6,189

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the six months ended June 30, 2003 was approximately $91,445,000, which included the effect of losses from translation adjustments of approximately $728,000.

10.        Business Combinations

In January 2003, the Company acquired two restaurants from FPSH II, which the Company had previously agreed to purchase.  The estimated fair market value of the assets received was deemed to satisfy outstanding principal and accrued interest on amounts owed by FPSH II to the Company of approximately $5,569,000. As a result of this transaction, the Company recorded goodwill of approximately $3,674,000, all of which is expected to be deductible for income tax purposes.

In April 2003, the Company obtained a controlling interest in its franchise operating restaurants in Japan.  The results of the Japanese operations and the associated minority interest have been reflected in the consolidated financial statements since that date.  As part of this realignment, the Company contributed approximately $2,488,000 in capital and became directly liable for approximately $19,741,000 of debt that the Company previously guaranteed for the franchise.  (See Note 7 of Notes to Unaudited Consolidated Financial Statements.)  As a result of this transaction, the Company recorded goodwill of approximately $10,440,000, none of which is expected to be deductible for income tax purposes.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.        Business Combinations (continued)

During the quarter ended June 30, 2003, the Company issued approximately 232,000 shares of Common Stock at market values ranging from $32.00 to $37.39 per share to nine area operating partners for their interests in 23 Outback Steakhouses and 17 Carrabba's Italian Grills.  The value of the shares issued was based on the market value of the stock at the date of each transaction, which did not fluctuate significantly between initiation and closing of the purchases.  Goodwill as a result of these transactions amounted to approximately $8,402,000, none of which is expected to be deductible for income tax purposes.

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

In connection with the adoption of SFAS No. 142, the Company completed the transitional impairment testing of goodwill during the six months ended June 30, 2002.  The adoption was made effective as of the beginning of 2002.  The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $4,422,000, net of taxes of approximately $2,199,000 during 2002.  In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Income for the six-month period ended June 30, 2002.

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

“Accounting for the Impairment or Disposal of Long-Lived Assets”

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations in the six months ended June 30, 2003.

“Accounting for Exit or Disposal Activities”

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.        Recently Issued Financial Accounting Standards (continued)

activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company has adopted SFAS No. 146 effective January 1, 2003. The adoption did not have a material impact on the Company’s financial condition or results of operations in the six months ended June 30, 2003.

  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect of Indebtedness of Others.”  FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company has complied with the disclosure requirements and is in the process of determining the impact, if any, of adopting the provisions for initial recognition and measurement for guarantees issued or modified after December 31, 2002. The Company did not have any modifications of outstanding guarantees in the six months ended June 30, 2003.

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

This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. There were no variable interest entities created or in which the Company obtained an interest in the six months ended June 30, 2003.  FIN 46 applies to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003.  The Company currently invests in joint ventures that operate certain of its restaurants, which may be considered variable interest entities.  The Company’s exposure to loss as a result of involvement with these entities is believed to be low, and adoption of FIN 46 is not expected to materially affect the Company’s financial statements.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.        Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  (See “Recently Issued Financial Accounting Standards” in Note 11 of Notes to Unaudited Consolidated Financial Statements.)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income, as reported	$47,106	$42,466	$92,173	$79,429
Total stock-based employee compensation expense determined
under fair value based method, net of related tax effects	(3,326)	(2,001)	(6,569)	(5,328)

Pro forma net income	$43,780	$40,465	$85,604	$74,101

Earnings per common share:
Basic - as reported	$0.62	$0.55	$1.22	$1.03

Basic - pro forma	$0.58	$0.52	$1.13	$0.96

Diluted - as reported	$0.60	$0.53	$1.18	$0.99

Diluted - pro forma	$0.56	$0.50	$1.09	$0.92

13.        Subsequent Event

On July 23, 2003, the Company announced that its Board of Directors declared a quarterly dividend of $0.12 per share of the Company’s Common Stock. The dividend is payable September 5, 2003 to shareholders of record as of August 22, 2003.

On July 1, 2003, the Company acquired from a franchisee 14 Outback Steakhouse restaurants operating in Alabama and Florida for approximately $29,500,000 in cash and the retirement of approximately $1,200,000 in the franchisee’s debt.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.

Results of Operations (unaudited)

The following tables set forth, for the periods indicated, (i) the percentages that the items in our Unaudited Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES
Restaurant sales	99.3%	99.2%	99.2%	99.2%
Other revenues	0.7	0.8	0.8	0.8

TOTAL REVENUES	100.0	100.0	100.0	100.0
COSTS AND EXPENSES:
Cost of sales (1)	36.3	36.7	36.2	37.1
Labor & other related (1)	24.6	24.5	24.6	24.3
Other restaurant operating (1)	20.9	20.0	20.9	19.9
Depreciation & amortization	3.1	3.1	3.1	3.1
General & administrative	3.6	3.7	3.5	3.7
Income from operations of unconsolidated affiliates	(0.2)	(0.3)	(0.2)	(0.3)
Total costs and expenses	87.6	87.2	87.4	87.2

INCOME FROM OPERATIONS	12.4	12.8	12.6	12.8
OTHER INCOME (EXPENSE), NET	*	(0.1)	(0.1)	(0.1)
INTEREST INCOME	0.1	0.1	0.1	0.1
INTEREST EXPENSE	(0.1)	(* )	(0.1)	(* )

INCOME BEFORE ELIMINATION OF MINORITY
PARTNERS' INTEREST AND INCOME TAXES	12.4	12.8	12.5	12.8
ELIMINATION OF MINORITY PARTNERS' INTEREST	1.9	1.8	1.9	1.8

INCOME BEFORE PROVISION FOR INCOME TAXES	10.5	11.0	10.6	11.0
PROVISION FOR INCOME TAXES	3.7	3.9	3.7	3.9

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	6.8	7.1	6.9	7.1
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE (NET OF TAXES)	-	-	-	(0.4)

NET INCOME	6.8%	7.1%	6.9%	6.7%

(1) As a percentage of restaurant sales.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

System-wide sales (in millions):
Outback Steakhouse restaurants
Company owned - domestic	$530	$490	$1,035	$964
Company owned - international	25	13	46	25
Franchised and development joint venture- domestic	102	97	200	190
Franchised and development joint venture- international	20	22	44	45

Total	677	622	1,325	1,224

Carrabba's Italian Grills
Company owned	81	62	157	124
Development joint venture	23	23	45	45

Total	104	85	202	169

Other restaurants
Company owned	48	26	93	53
Franchised and development joint venture	4	2	8	5

Total	52	28	101	58

System-wide total	$833	$735	$1,628	$1,451

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	June 30,

	2003	2002

Number of restaurants (at end of the period):
Outback Steakhouses
Company owned– domestic	594	562
Company owned – international	45	27
Franchised and development joint venture– domestic	119	118
Franchised and development joint venture- international	49	52

Total	807	759

Carrabba's Italian Grills
Company owned	103	79
Development joint venture	29	29

Total	132	108

Fleming’s Prime Steakhouse and Wine Bars
Company owned	18	13

Roy’s
Company owned	16	13
Franchised and development joint venture	2	2

Total	18	15

Lee Roy Selmon’s
Company owned	2	1

Bonefish Grills
Company owned	20	6
Franchised and developed joint venture	4	1

Total	24	7

Cheeseburger in Paradise
Company owned	1	-

System-wide total	1,002	903

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002 (unaudited)

REVENUES

Restaurant sales.Restaurant sales increased by 16% to $684,125,000 during the second quarter of 2003 compared with $591,422,000 in the same period in 2002.  The increase in restaurant sales was primarily attributable to the opening of new restaurants after June 30, 2002.  The following table includes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Average unit volumes (weekly) for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$68,801	$68,139
Carrabba's Italian Grills	$62,460	$61,395
Average unit volumes (weekly) for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$68,190	$55,968
Carrabba's Italian Grills	$61,814	$64,273
Restaurant operating weeks
Outback Steakhouses	7,612	7,175
Carrabba's Italian Grills	1,304	1,005
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	1.70%	1.50%
Carrabba's Italian Grills	1.30%	0.20%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	2.30%	-0.30%
Carrabba's Italian Grills	1.60%	1.20%

(1) Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased by $265,000 to $5,136,000 during the second quarter of 2003 compared with $4,871,000 in the same period in 2002. The increase was attributable to higher royalties from additional stores operated as franchises during the second quarter of 2003 compared with the same period in 2002. The increase was partially offset by our decision to allow 14 of our international franchised restaurants in certain markets to spend the royalties due to us on additional advertising to increase brand awareness and penetration in new markets.

COSTS AND EXPENSES

Cost of sales.  Cost of sales as a percentage of restaurant sales decreased by 0.4% to 36.3% in the second quarter of 2003 compared with 36.7% in the same period in 2002. The decrease was attributable to commodity cost decreases for beef, and shrimp, and a 1% price increase at Outback Steakhouses, partially offset by higher lobster, fresh fish and produce costs, particularly onions and romaine lettuce. The decrease was also attributable to an increase in the proportion of consolidated sales and cost of sales associated with our non-Outback Steakhouse restaurants, which operate at lower cost of goods sold levels than Outback Steakhouses.

Labor and other related expenses.  Labor and other related expenses increased as a percentage of restaurant sales by 0.1% to 24.6% in the second quarter of 2003 compared with 24.5% in the same period in 2002. The increase resulted from higher

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002 (unaudited) (continued)

employee health insurance and benefits costs and state unemployment taxes, offset by higher average unit volumes at both domestic and international Outback Steakhouses, and at Fleming’s Prime Steakhouses and Roy’s.

Other restaurant operating expenses.  Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 0.9% of restaurant sales to 20.9% in the second quarter of 2003, compared with 20.0% in the same period in 2002. The increase was attributable to increased advertising expense, higher credit card discounts, higher natural gas, preopening, and supply costs and increased repairs and maintenance for remodeled Outback Steakhouses, partially offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s. The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.

Depreciation and amortization.  Depreciation and amortization costs as a percentage of total revenues remained at 3.1% in the second quarter of 2003 as compared to the same period in 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

General and administrative.  General and administrative costs increased by $2,775,000 to $24,982,000 in the second quarter of 2003 compared with $22,207,000 during the same period in 2002. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills, as well as costs associated with the development of new restaurant formats.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $1,689,000 during the second quarter of 2003 compared with income of $1,549,000 during the same period in 2002. This increase was attributable to improved performance at Brazilian development joint venture Outback Steakhouses offset by lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $9,035,000 to $85,559,000 in the second quarter of 2003 compared with $76,524,000 in the same period in 2002.

Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other income was $353,000 during the second quarter of 2003 compared with net other expense of $663,000 in the same period in 2002. The change in net other income (expense) in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $800,000 in the second quarter of 2002 to a gain of approximately $500,000 in the same period in 2003.

Interest income. Interest income was $431,000 during the second quarter of 2003 compared with interest income of $630,000 in the same period in 2002. Interest income decreased due to lower short-term investment balances and lower interest rates during the second quarter of 2003 compared with the same period in 2002.

Interest expense.  Interest expense was $424,000 during the second quarter of 2003 compared with interest expense of $310,000 in the same period in 2002.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the second quarter of 2003 compared with the second quarter of 2002.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002 (unaudited) (continued)

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants and the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, these allocations were 1.9% and 1.8% during the quarters ended June 30, 2003 and 2002, respectively.  The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes. The provision for income taxes in the second quarter of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the second quarter of 2003 and 2002. Approximately 50% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the second quarter of 2003 was $47,106,000 compared with $42,466,000 in the same period in 2002. Basic earnings per share increased to $0.62 during the second quarter of 2003 compared with $0.55 for the same period in 2002.  Basic weighted shares outstanding decreased by approximately 1,875,000 shares from 77,274,000 shares at June 30, 2002 to 75,399,000 at June 30, 2003.  Diluted earnings per share increased to $0.60 during the second quarter of 2003 compared with $0.53 for the same period in 2002.  Diluted weighted shares outstanding decreased by approximately 1,969,000 shares from 80,406,000 shares at June 30, 2002 to 78,437,000 shares at June 30, 2003.  The decrease in both basic and diluted weighted shares outstanding for the quarter ended June 30, 2003 compared with June 30, 2002 was primarily due to the purchase of treasury shares during the quarter ended June 30, 2003, partially offset by the issuance of shares for stock option exercises.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002 (unaudited)

REVENUES

Restaurant sales.  Total restaurant sales increased by 14% to $1,330,797,000 during the first half of 2003 compared with $1,165,977,000 in the same period in 2002.  The increase in restaurant sales was primarily attributable to the opening of new restaurants after June 30, 2002. The following table depicts additional activities that influenced the period-to-period changes in restaurant sales at domestic Company owned restaurants for the six months ended June 30, 2003 and 2002:

	Six Months Ended
	June 30,

	2003	2002

Average unit volumes (weekly) for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$67,940	$67,641
Carrabba's Italian Grills	$63,103	$62,834
Average unit volumes (weekly) for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$67,551	$58,121
Carrabba's Italian Grills	$59,452	$63,917
Restaurant operating weeks
Outback Steakhouses	15,037	14,182
Carrabba's Italian Grills	2,527	1,973
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	2.00%	0.90%
Carrabba's Italian Grills	1.30%	0.80%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	1.70%	-0.70%
Carrabba's Italian Grills	0.80%	2.10%

(1) Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased by $837,000 to $10,142,000 during the first half of 2003 compared with $9,305,000 in the same period in 2002. The increase was attributable to higher royalties from additional stores operated as franchises during the first half of 2003 compared with the same period in 2002. The increase was partially offset by our decision to allow 14 of our international franchised restaurants in certain markets to spend the royalties due to us on additional advertising to increase brand awareness and penetration in new markets.

COSTS AND EXPENSES

Cost of sales.Cost of sales as a percentage of restaurant sales decreased by 0.9% to 36.2% in the first half of 2003 compared with 37.1% in the same period in 2002. The decrease was attributable to commodity cost decreases for beef, shrimp and certain dairy products, partially offset by higher lobster, fresh fish and produce costs, particularly onions and romaine lettuce. The decrease was also attributable to higher menu prices and an increase in the proportion of consolidated sales and cost of sales associated with our non-Outback Steakhouse restaurants, which operate at lower cost of goods sold levels than Outback Steakhouse.

Labor and other related expenses.  Labor and other related expenses increased as a percentage of restaurant sales by 0.3% to 24.6% in the first half of 2003 compared with 24.3% in the same period in 2002. The increase resulted from higher state unemployment taxes and higher employee health insurance and benefits costs, partially offset by lower hourly employee

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002 (unaudited) (continued)

bonus program costs and higher average unit volumes at both domestic and international Outback Steakhouses, and at Fleming’s Prime Steakhouses and Roy’s.

Other restaurant operating expenses.  Other restaurant operating expenses increased by 1.0% of restaurant sales to 20.9% in the first half of 2003, compared with 19.9% in the same period in 2002. The increase was attributable to increased advertising expense, higher natural gas, preopening, and supply costs and higher credit card discounts. The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.  The increase was partially offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

Depreciation and amortization.  Depreciation and amortization costs as a percentage of total revenues remained at 3.1% in the first half of 2003 as compared to the same period in 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses, and Roy’s.

General and administrative.  General and administrative costs increased by $4,142,000 to $47,478,000 during the first half of 2003 compared with $43,336,000 during the same period in 2002. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills, as well as costs associated with the development of new restaurant formats.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $2,995,000 during the first six months of 2003 compared with income of $3,101,000 during the same period in 2002. This decrease was attributable to lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures, partially offset by improved performance at Brazilian development joint venture Outback Steakhouses.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $17,849,000 to $168,688,000 in the first half of 2003 compared with $150,839,000 in the same period in 2002.

Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $590,000 during the first six months of 2003 compared with net other expense of $980,000 in the same period in 2002. The decrease in net other expenses in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $880,000 in the first half of 2002 to a gain of approximately $330,000 in the same period in 2003, which was partially offset by a gain of approximately $500,000 from the sale of a non-operating asset during the first quarter of 2002, which did not recur in 2003.

Interest income. Interest income was $973,000 during the first half of 2003 compared with interest income of $1,165,000 in the same period in 2002. Interest income decreased due to lower short-term investment balances offset by lower interest rates during the first half of 2003 compared with the same period in 2002.

Interest expense.  Interest expense was $777,000 during the first half of 2003 compared with interest expense of $609,000 in the same period in 2002.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the first half of 2003 compared with the first half of 2002.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002 (unaudited) (continued)

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests of restaurant managers and area operating partners in Company owned restaurants and the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, these allocations were 1.9% and 1.8% during the six months ended June 30, 2003 and 2002, respectively.  The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes. The provision for income taxes in the first half of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.2% during the first six months of 2003 and 2002. Approximately 50% of the Company’s international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Cumulative effect of a change in accounting principle.  The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption was made effective as of the beginning of 2002.  The cumulative effect of the change in accounting principle in the first half of 2002 was approximately $4,422,000, net of taxes of approximately $2,199,000.  Basic and diluted earnings per share were both reduced by $0.06 due to the impact of the change in accounting principle.

Net income and earnings per share.Net income for the first half of 2003 was $92,173,000 compared with $79,429,000 in the same period in 2002. Basic earnings per share increased to $1.22 during the first half of 2003 compared with $1.03 for the same period in 2002.  Basic weighted shares outstanding decreased by approximately 1,600,000 shares from 77,176,000 shares at June 30, 2002 to 75,576,000 at June 30, 2003.  Diluted earnings per share increased to $1.18 during the first half of 2003 compared with $0.99 for the same period in 2002.  Diluted weighted shares outstanding decreased by approximately 1,899,000 shares from 80,223,000 shares at June 30, 2002 to 78,324,000 shares at June 30, 2003.  The decrease in both basic and diluted weighted shares outstanding for the six months ended June 30, 2003 compared with June 30, 2002 was primarily due to the purchase of treasury shares during the six months ended June 30, 2003, partially offset by the issuance of shares for stock option exercises.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited)

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

		Six Months Ended
	Year Ended	June 30,
	December 31,
	2002	2003	2002

Net cash provided by operating activities	$338,060	$76,213	$149,806
Net cash used in investing activities	(168,066)	(65,853)	(89,380)
Net cash used in financing activities	(98,344)	(68,762)	(25,509)

Net increase (decrease) in cash and cash equivalents	$71,650	$(58,402)	$34,917

We require capital principally for the development of new restaurants, remodeling of older restaurants and investment in technology. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). Capital expenditures totaled approximately $181,798,000 for year ended December 31, 2002 and approximately $78,954,000 and $88,420,000 during the first six months of 2003 and 2002, respectively. We either lease our restaurants under operating leases for periods ranging from five to thirty years (including renewal periods) or purchase free standing restaurants where it is cost effective.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional and national economic conditions or changes in the level of consumer acceptance of our restaurant brands, our total revenues could decline significantly.  The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decrease in revenues of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2002 (in thousands):

	5%	10%	15%

Decrease in total revenues	$(118,105)	$(236,211)	$(354,316)
Decrease in net income	$(23,104)	$(46,208)	$(69,312)
Decrease in cash provided by operating activities	$(28,787)	$(57,573)	$(86,360)

The estimates above are based on the assumption that income before minority partners’ interest and provision for income taxes decreases approximately $0.35 for every $1.00 decrease in total revenues.  This decrease is partially offset by the minority partners’ share of the decrease, which is approximately 13.8%.  Imputed income taxes are included at the current rate of approximately 35%.  These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

During 2001, we entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, we purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in the three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and us, and, in exchange, we committed to the first $7,500,000 of future construction costs in the development of new restaurants, all of which has been expended as of June 30, 2003.

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company owned restaurants internationally in Puerto Rico, Korea, Hong Kong and Japan.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

In connection with the realignment of our international operations during the quarter ended June 30, 2003, we merged the interests of our franchisee operating restaurants in Japan into a new Japanese corporation which is now majority owned by us and which has responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, we became directly liable for the debt which we previously guaranteed, which totaled approximately $19,741,000, referred to above and in Note 7 of Notes to Unaudited Consolidated Financial Statements. As part of this transaction, we invested approximately $2,488,000 in equity in addition to the assumption of the bank debt.

LONG-TERM DEBT

The Company has an uncollateralized revolving line of credit which permits borrowing of up to a maximum of 125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (all approximately 1.12% at June 30, 2003). At June 30, 2003, the unused portion of the revolving line of credit was $115,000,000. The credit agreement requires payment of a credit facility fee of 17.5 basis points on the total facility and matures in December 2004.

The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $7,102,000 of the line of credit was committed for the issuance of letters of credit at June 30, 2003, as required by insurance companies that underwrite the Company’s workers compensation insurance. The remaining $7,898,000 at June 30, 2003 is available to the Company.

We expect that our capital requirements through the end of 2003 will be met by cash flows from operations and, to the extent needed, advances on our line of credit. The revolving line of credit contains certain restrictions and conditions that require us to maintain net worth of $596,843,000 as of June 30, 2003, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At June 30, 2003, we were in compliance with all of the above debt covenants. (See Note 7 of Notes to Unaudited Consolidated Financial Statements.)

We have notes payable with banks bearing interest at rates ranging from 6.00% to 6.30% for our Korean operations. As of June 30, 2003, the outstanding balance was approximately $19,516,000. The notes are denominated and payable in Korean won and mature at dates ranging from July 2003 to March 2004.

The Company’s primary source of credit is an uncollateralized revolving line of credit that permits borrowing up to $125,000,000.  Based upon provisions of the line of credit agreement as of December 31, 2002, the margin over LIBOR rates charged to the Company on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $100,000,000; or (ii) earnings before interest, taxes, depreciation and amortization decreased more than 50%.   In addition, based upon provisions of the line of credit agreement as of December 31, 2002, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $200,000,000; (ii) earnings before interest, taxes, depreciation and amortization decreased more than 50%; or (iii) the Company’s net worth decreased approximately 45%.

DEBT GUARANTEES

Prior to the quarter ended June 30, 2003, we were the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for our franchisee operating Outback Steakhouses in Japan. As of June 30, 2003, we are directly liable for amounts outstanding under these lines of credit (see Note 7 of Notes to Unaudited Consolidated Financial Statements).

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for our franchisee operating Outback Steakhouses in California. At June 30, 2003, the balance on the line of credit was approximately $28,381,000.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner in the development of Roy’s restaurants. At June 30, 2003, the outstanding balance was approximately $20,673,000.

We are the guarantor of bank loans made to certain franchisees operating Outback Steakhouses. At June 30, 2003, the outstanding balance on the loans was approximately $120,000.  Subsequent to June 30, 2003, we acquired the restaurants of these franchisees.  As a result, we became directly liable for borrowings outstanding upon closing of the transaction.

We are the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At June 30, 2003, the outstanding balance on the note was approximately $68,000,000. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates”. This affiliate has not yet reached its operating break-even point. Accordingly, we have made two additional working capital contributions, $667,000 in December 2001 and $444,000 in July 2002, in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

DEBT AND DEBT GUARANTEE SUMMARY

Our contractual debt obligations, debt guarantees and commitments, excluding lease commitments, as of June 30, 2003 are summarized in the table below (in thousands):

		Current	Long-term
	Total	Portion	Portion

Debt	$53,890	$39,633	$14,257

Debt guarantees	$69,065	$321	$68,744
Amount outstanding under debt guarantees	$58,619	$321	$58,298

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Common Stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. During the period from the authorization date through June 30, 2003, approximately 3,941,000 shares of our Common Stock have been issued as the result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. As of June 30, 2003, under these authorizations we have repurchased approximately 7,570,000 shares of our Common Stock for approximately $219,972,000.

On July 23, 2003, our Board of Directors extended the repurchase authorization for an additional 2,500,000 shares of the Company's common stock.  The Board of Directors has also extended the authorization to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

DIVIDEND

Our Board of Directors authorized the following dividends during 2003:

Declaration	Payable	Record	Amount per Share
Date	Date	Date	of Common Stock

January 22, 2003	March 7, 2003	February 21, 2003	$0.12
April 23, 2003	June 6, 2003	May 23, 2003	$0.12
July 23, 2003	September 5, 2003	August 22, 2003	$0.12

At the current dividend rate, the annual dividend payment is expected to be between $35,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period (see Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K). We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

Property, Fixtures and Equipment

Property, fixtures and equipment are recorded at cost. We expense repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000.  Depreciation is computed on the straight-line basis over the following estimated useful lives:

Buildings and building improvements……	20 to 31.5 years
Furniture and fixtures……………………..	7 years
Equipment…………………………………	2 to 15 years
Leasehold improvements………………….	5 to 20 years

Our accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets and what constitutes increasing the value and useful life of existing assets.  These estimates, judgments and projections may produce materially different amounts of depreciation expense than would be reported if different assumptions were used.

Impairment of Long-Lived Assets

We assess the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

the carrying value of the asset to the future cash flows expected to be generated by the asset.  In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

a)	Restaurant sales trends;
b)	Local competition;
c)	Changing demographic profiles;
d)	Local economic conditions;
e)	New laws and government regulations that adversely affect sales and profits; and
f)	The ability to recruit and train skilled restaurant employees.

If the aforementioned factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform an impairment analysis.   Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant.  If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

Judgments and estimates made by us related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

Workers Compensation……………..…....	$ 1,000,000
General Liability…………………………	$ 1,000,000
Health……………………………………	$ 230,000
Property damage…………………………	$ 5,000,000

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and insurance company. Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

Revenue Recognition

We record revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when we have substantially performed all of our material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. These revenues are included in the line “Other revenues” in the Unaudited Consolidated Statements of Income.

Unearned revenues primarily represent our liability for gift certificates that have been sold but not yet redeemed and are recorded at the anticipated redemption value. When the gift certificates are redeemed, we recognize restaurant sales and reduce the related deferred liability.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and affiliated partnerships in which we are a general partner and which we control. All material balances and transactions have been eliminated. The unconsolidated affiliates are accounted for using the equity method.

OUTLOOK

The following discussion of our future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or beliefs concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Actual results could differ materially from those stated or implied in forward-looking statements as a result of a number of factors, including those in the section entitled “Cautionary Statement” below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

In the Outlook portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002, we provided information on the outlook for our businesses in 2003 and factors that may affect our financial results for that year.

The remaining paragraphs in this Outlook section update the information provided in the Form referenced above and we recommend that this section be read in conjunction with that Outlook section.

Future Operating Results

As of the date of this report substantial uncertainty exists as to the strength of consumer spending as a result of the economic downturn. Our revenue growth expectations summarized in the following paragraph assume that current spending trends do not worsen in the remaining quarters of 2003. Our revenues and financial results in the remainder of 2003 could vary significantly depending upon consumer and business spending trends.

During the three month period ended June 30, 2003, compared with the same period a year ago, average unit volumes for Outback increased by approximately 2.2% and were flat for Carrabba’s Italian Grills (“Carrabba’s”). Average unit volumes for Carrabba’s Italian Grills were below those anticipated in our comments in Form 10-K referenced above.  As a result of the decline in average unit volumes for Carrabba’s Italian Grills, we are now anticipating gains of only zero to one percent for the remainder of 2003 for Carrabba’s Italian Grills. To the extent negative sales trends continue, our revenues and operating results for the full year may fall short of our original objectives.

During the quarter ended June 30, 2003, we benefited from lower than expected commodity costs for beef and shrimp. As a result of lower commodity costs and the effect of a 1% price increase at Outback Steakhouses, we now expect cost of goods sold as a percentage of restaurant sales for the full year to be 30 to 40 basis points lower than originally expected, for a total of approximately 70 to 80 basis points decrease for the full year from 2002 amounts.

Because of higher health insurance and benefits costs, higher state unemployment taxes and higher wage rates for kitchen employees, we now expect labor costs as a percentage of restaurant sales for the full year to be 10 to 20 basis points higher than originally planned, for a total of 20 to 40 basis points increase for the full year from 2002 amounts.

Because of higher than anticipated advertising, natural gas, supply costs associated with our take-out business, and higher credit card discounts, we are now planning for restaurant operating expenses as a percentage of sales for the remainder of the

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

year to be approximately 40 basis points higher than originally expected, for a total of 70 to 80 basis points increase for the full year from 2002 amounts.

We are now planning for the remainder of 2003 for all other expense ratio variances to be comparable to those experienced in and reported for the first half of 2003.

Expansion Strategy

Our goal is to add new restaurants to the system during the remainder of 2003.  The following table presents a summary of the expected restaurant openings during the full year 2003:

	2003

Outback Steakhouses – Domestic
Company owned	26	to	28
Franchised	1	to	2
Outback Steakhouses – International
Company owned	8	to	10
Franchised	4	to	6
Carrabba’s Italian Grills
Company owned	20	to	26
Fleming’s Prime Steakhouse and Wine Bars
Company owned	6	to	8
Roy’s
Company owned		2
Lee Roy Selmon’s
Company owned		1
Bonefish Grills
Company owned	18	to	21
Franchised	1	to	2
Cheeseburger in Paradise
Company owned	1	to	2

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

As noted above, our actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

(i)	The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)

Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; local, regional and national economic conditions, which could be adversely affected by further weakening in consumer spending; the seasonality of our business; demographic trends; traffic patterns; consumer perception of food safety; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)

Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants; ability to obtain appropriate real estate sites at acceptable prices; ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis; impact of government moratoriums or approval processes, which could result in significant delays; ability to obtain all necessary contractors and subcontractors; union activities such as picketing and hand billing that could delay construction; the ability to generate or borrow funds; the ability to negotiate suitable lease terms; and the ability to recruit and train skilled management and restaurant employees;

(iv)

Price and availability of commodities, including but not limited to such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy costs are subject to fluctuation and could increase or decrease more than we expect; and/or

(v)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

OUTBACK STEAKHOUSE, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

The Company's exposure to interest rate fluctuations is limited to its outstanding bank debt.  Outstanding borrowings under the Company’s revolving lines of credit of $10,000,000 at June 30, 2003 and December 31, 2002 bear interest at 57.5 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.  The weighted average effective interest rate on the $10,000,000 outstanding balance was 2.39% at December 31, 2002.  Notes payable of approximately $19,516,000 to Korean banks bear interest at rates ranging from 6.00% to 6.30% at June 30, 2003.  As of December 31, 2002, we were the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for our franchisee operating Outback Steakhouses in Japan.  During the quarter ended June 30, 2003, we became directly liable for the outstanding amounts under these lines of credit (see Note 10 of Notes to Unaudited Consolidated Financial Statements), which totaled approximately $19,741,000.  At June 30, 2003, the borrowings totaled approximately $18,796,000, bearing interest at rates ranging from 0.56% to 1.88%.

The Company’s debt balance has not exceeded $55,000,000 for each of the years ending December 31, 2002, 2001 and 2000 and the six months ended June 30, 2003.   Should interest rates based on the Company’s borrowings as of June 30, 2003 increase by one percentage point, the Company’s estimated annual interest expense would increase by approximately $500,000 over amounts reported for the year ended December 31, 2002.

The Company's exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, its notes payable to Japanese and Korean banks of approximately $18,796,000 and $19,516,000, respectively, at June 30, 2003 and to its royalties from international franchisees in 21 countries. The Company does not use financial instruments to hedge foreign currency exchange rate changes.  The Company’s investments in these countries totaled approximately $21,189,000 and $17,500,000 as of June 30, 2003 and December 31, 2002, respectively.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid.  Extreme changes in commodity prices and/or long-term changes could affect our financial results adversely, although any changes in commodity prices would affect our competitors at about the same time as us.  We expect that in most cases increased commodity prices could be passed through to our consumers via increases in menu prices.  However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our beef supply is highly dependent upon four vendors.  We currently purchase approximately 75% of our beef from the two largest beef suppliers in the country.  If these vendors were unable to fulfill their obligations under their contracts, we would encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

OUTBACK STEAKHOUSE, INC.
CONTROLS AND PROCEDURES

Item 4.   CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases etc., which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or result of operations and cash flows.

In a civil case against us in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000.  We are fully insured for the $39 million awarded to the two plaintiffs. We intend to appeal the decision and believe we have valid grounds for appeal.

Item 2.  Changes in Securities and Use of Proceeds

Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended June 30, 2003, we issued approximately 232,000 shares of Common Stock at market values ranging from $32.00 to $37.39 per share to nine area operating partners for their interests in 23 Outback Steakhouses and 17 Carrabba's Italian Grills.  The aggregate value of shares issued was approximately $7,800,000.  These shares of our Common Stock are exempted from registration under Rule 506.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 23, 2003. The only matter submitted for vote was the election of four directors, each to serve for a three-year term and until his or her successor is duly elected and qualified. The results of the election are as follows:

1.	To elect four directors each to serve for a three-year term and until his or her successor is duly elected and qualified. The results of proxies voted for the election of the directors are as follows:

Name of		% of	Votes	% of
Nominee/Director	Votes For	Eligible	Withheld	Eligible

Debbi Fields	58,956,600	77.90%	643,958	0.85%
Thomas A. James	58,974,812	77.92%	625,746	0.83%
Robert S. Merritt	57,415,123	75.86%	2,185,435	2.89%
Chris T. Sullivan	57,128,313	75.48%	2,472,245	3.27%

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

4.30b

First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s Holdings, Inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc.

4.57	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., JSS, Inc. and Jeffery S. Smith (filed herewith)

4.58	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Yoxco, Inc. and Steven E. Yoxsimer (filed herewith)

4.59	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Tomco of the Carolinas, Inc. and Thomas M. Allen (filed herewith)

4.60	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Stephen S. Newton & Associates, Inc. and Stephen S. Newton (filed herewith)

4.61	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Texas Aussie, Inc. and Steven R. Miller (filed herewith)

4.62	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., M. Aaron, Inc. and Marcus C. Aaron (filed herewith)

4.63	Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Szalinski & Associates, Inc. and Stephen P. Szalinski (filed herewith)

4.64	Acquisition Agreement among Outback Steakhouse, Inc., Carrabba's Italian Grill, Inc., Te Piace of Tampa Bay, Inc. and Martin E. Reichenthal (filed herewith)

4.65

Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

1These Exhibits are deemed to accompany this report and are not “filed” as part of the report.

     (b) Reports on Form 8-K

Form 8-K filed on April 23, 2003 containing a press release and financial information about our first quarter results.

Form 8-K filed on May 1, 2003 announcing a 10b5-1 plan entered into by Paul Avery.

Form 8-K filed on June 27, 2003 containing a press release about the jury verdict in a liquor liability case against us.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OUTBACK STEAKHOUSE, INC.
Date: August 14, 2003

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)