Form 10-Q
period 2003-09-30
OUTBACK STEAKHOUSE INC
filed 2003-11-17
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒  NO  ☐

              As of November 10, 2003, the registrant had outstanding 74,816,612 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

QUARTERLY REPORT ON FORM 10‑Q
For the Period Ended September 30, 2003

PART I:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2003	2002
	(unaudited)	(restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,142	$187,578
Short term investments	20,736	20,576
Inventories	53,820	34,637
Deferred income tax asset	14,583	12,105
Other current assets	33,835	31,386

Total current assets	197,116	286,282
PROPERTY, FIXTURES AND EQUIPMENT, NET	1,013,742	915,022
INVESTMENTS IN AND ADVANCES TO
UNCONSOLIDATED AFFILIATES, NET	34,285	38,180
GOODWILL	84,927	46,337
OTHER ASSETS	67,647	67,011

	$1,397,717	$1,352,832

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$52,308	$54,519
Sales taxes payable	18,716	16,205
Accrued expenses	87,184	70,127
Unearned revenue	13,562	68,926
Income taxes payable	5,818	15,647
Current portion of long-term debt	43,096	17,464

Total current liabilities	220,684	242,888
PARTNER DEPOSIT AND ACCRUED BUYOUT LIABILITY	58,500	55,720
DEFERRED INCOME TAX LIABILITY	11,769	15,916
LONG-TERM DEBT	31,747	14,436
OTHER LONG-TERM LIABILITIES	5,189	6,189

Total liabilities	327,889	335,149

COMMITMENTS AND CONTINGENCIES
INTEREST OF MINORITY PARTNERS IN
CONSOLIDATED PARTNERSHIPS	47,751	43,400

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,818 and 75,880 shares outstanding as of
September 30, 2003 and December 31, 2002, respectively	788	788
Additional paid-in capital	249,501	240,083
Retained earnings	902,750	820,360
Accumulated other comprehensive loss	(1,228)	-

	1,151,811	1,061,231
Less treasury stock, 3,932 and 2,870 shares at September 30, 2003
and December 31, 2002, respectively, at cost	(129,734)	(86,948)

Total stockholders’ equity	1,022,077	974,283

	$1,397,717	$1,352,832

  See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
		(restated)		(restated)

REVENUES
Restaurant sales	$680,919	$579,677	$2,011,716	$1,745,654
Other revenues	4,420	4,570	14,562	13,782

TOTAL REVENUES	685,339	584,247	2,026,278	1,759,436

COSTS AND EXPENSES
Cost of sales	247,646	212,452	728,833	644,593
Labor & other related	167,563	142,490	494,714	425,451
Other restaurant operating	145,040	120,423	422,687	352,853
Distribution expense to employee partners, excluding stock expense	14,224	13,694	45,256	42,831
Employee partner stock buyout expense	1,266	1,162	3,956	3,115
Depreciation & amortization	21,755	18,589	62,266	53,940
General & administrative	26,985	21,656	74,463	64,992
Provision for impaired assets and restaurant closings	5,319	4,284	5,319	4,284
Income from operations of unconsolidated affiliates	(1,543)	(1,334)	(4,482)	(4,384)

Total costs and expenses	628,255	533,416	1,833,012	1,587,675

INCOME FROM OPERATIONS	57,084	50,831	193,266	171,761
OTHER INCOME (EXPENSE), NET	(191)	(1,412)	(781)	(2,299)
INTEREST INCOME	192	799	1,165	1,964
INTEREST EXPENSE	(487)	(356)	(1,264)	(965)

INCOME BEFORE ELIMINATION OF MINORITY
PARTNERS’ INTEREST AND INCOME TAXES	56,598	49,862	192,386	170,461
ELIMINATION OF MINORITY PARTNERS' INTEREST	(247)	(455)	1,865	(619)

INCOME BEFORE PROVISION FOR INCOME TAXES	56,845	50,317	190,521	171,080
PROVISION FOR INCOME TAXES	19,254	17,495	65,653	59,488

INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	37,591	32,822	124,868	111,592
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE (NET OF TAXES)	-	-	-	(740)

NET INCOME	$37,591	$32,822	$124,868	$110,852

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of a change
in accounting principle	$0.50	$0.43	$1.66	$1.45
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	-	(0.01)

Net income	$0.50	$0.43	$1.66	$1.44

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	75,099	76,771	75,415	77,040

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of a change
in accounting principle	$0.48	$0.42	$1.59	$1.40
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	-	(0.01)

Net income	$0.48	$0.42	$1.59	$1.39

DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	78,354	78,576	78,333	79,673

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$-	$0.36	$-

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,

	2003	2002
		(restated)

Cash flows from operating activities:
Net income	$124,868	$110,852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	62,266	53,936
Provision for impaired assets and restaurant closings	5,319	4,284
Cumulative effect of a change in accounting principle (net of taxes)	-	740
Minority partners’ interest in consolidated partnerships’ income	1,865	(619)
Income from operations of unconsolidated affiliates	(4,482)	(4,384)
Loss on disposal of property, fixtures and equipment	2,746	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(18,314)	14,052
(Increase) decrease in other current assets	(1,920)	3,171
Decrease in other assets and intangible assets, net	4,603	6,509
Increase in accounts payable, sales taxes payable
and accrued expenses	10,771	9,034
Increase in partner deposit and accrued buyout liability	2,780	8,529
Decrease in unearned revenue	(55,667)	(49,109)
(Decrease) increase in income taxes payable	(1,662)	29,970
(Decrease) increase in deferred income taxes	(5,476)	7,462
Decrease in other long-term liabilities	(1,000)	(825)

Net cash provided by operating activities	126,697	193,602

Cash flows used in investing activities:
Purchase of investment securities	(27,907)	(257)
Maturities and sales of investment securities	27,747	9,835
Cash paid for acquisition of business, net of cash acquired	(47,677)	-
Capital expenditures	(135,379)	(125,213)
Proceeds from the sale of property, fixtures and equipment	2,273	-
Payments from unconsolidated affiliates	11,143	5,290
Distributions to unconsolidated affiliates	(2,649)	(4,042)
Investments in and advances to unconsolidated affiliates	(1,345)	(5,718)

Net cash used in investing activities	(173,794)	(120,105)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	22,868	5,305
Proceeds from minority partners' contributions	7,571	993
Distributions to minority partners	(3,223)	(2,632)
Repayments of long-term debt	(642)	(823)
Dividends paid	(27,153)	-
Payments for purchase of treasury stock	(93,746)	(72,596)
Proceeds from reissuance of treasury stock	27,986	25,597

Net cash used in financing activities	(66,339)	(44,156)

Net (decrease) increase in cash and cash equivalents	(113,436)	29,341
Cash and cash equivalents at beginning of period	187,578	115,928

Cash and cash equivalents at end of period	$74,142	$145,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,375	$1,080
Cash paid for income taxes	$67,131	$14,001

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation and Restatement

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

The December 31, 2002 restated consolidated balance sheet has been derived from the Company’s consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2002 Annual Report on Form 10-K/A, which will be filed with the Securities and Exchange Commission.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

RESTATEMENT

In connection with a review of our periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”), the Company is restating its Consolidated Financial Statements for the quarters ended June 30, 2003 and March 31, 2003 and for the year ended December 31, 2002.

Since the Company’s inception, the Company has required its general managers to enter into a five to seven year employment agreement and pay the Company for the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement.  Upon completion of the employment agreement, the Company generally grants stock options to the general managers equal to an amount prescribed by a formula in their employment agreement.  Stock option grants made under this plan are issued at the weighted average closing price of the Company’s Common Stock in the prior three months and are exercisable in periods up to 10 years.  Options expire five years after the options become exercisable.

The Company has also required its area operating partners to enter into a five-year employment agreement and pay the company for the right to receive a percentage of their restaurants’ annual cash flows for the duration of the agreement.  Upon completion of the restaurant’s fifth year of operation, the Company generally grants Common Stock to the area operating partners equal to the fair value of the partners’ percentage of the cash flows.

The Company previously accounted for the arrangements under the general managers’ and area operating partners’ programs as ownership interests in the underlying restaurants.  Accordingly, such interests were reflected as minority interests in the Consolidated Financial Statements.  In addition, at the conclusion of the arrangements under the general managers’ program, the Company recorded an intangible asset, amortized over five years, for amounts paid in excess of the carrying amount of the minority interests.  Under the area operating partners’ program, the Company recorded goodwill for value granted in excess of the minority interest’s share of the restaurant’s cash flow at the conclusion of the agreement.

As a result of the review of the Company’s periodic filings by the Staff, the Company is restating its Consolidated Financial Statements as noted above and is accounting for these arrangements under the general managers’ and area operating partners’ programs as compensation arrangements.  Accordingly, amounts received from the Company’s general managers and area operating partners will be recorded as other long-term liabilities.  Payments made pursuant to both programs will be recognized as compensation expense in the period earned by the general managers and the area operating partners and included in the line “Distribution expense to employee partners” in the Consolidated Statements of Income.  The Company will estimate future purchases of its area operating partners’ cash flow interests using current information on store performance to calculate and record a liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets, with associated expenses in the line “Employee partner stock buyout expense” in the Consolidated Statements of Income.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation and Restatement (continued)

In addition to the restatements, certain amounts shown in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not have an effect on total assets, total liabilities, stockholders’ equity or net income.

The effects of the Company’s restatement on previously reported Consolidated Financial Statements for the three and nine months ended September 30, 2002, and as of December 31, 2002 are summarized below.

The following table reflects the effect of the restatement on Consolidated Statements of Income (in thousands):

	Three months ended		Nine months ended
	September 30, 2002		September 30, 2002

	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Statement of Income Data:
Distribution expense to employee partners, excluding stock expense	$-	$13,694	$-	$42,831
Employee partner stock buyout expense	-	1,162	-	3,115
Depreciation & amortization	19,206	18,589	55,882	53,940
Income from operations of unconsolidated affiliates	(1,359)	(1,334)	(4,460)	(4,384)
Total costs and expenses	519,152	533,416	1,543,595	1,587,675
Income from operations	65,095	50,831	215,841	171,761
Income before elimination of minority partners' interest
and income taxes	64,126	49,862	214,541	170,461
Elimination of minority partners' interest	8,880	(455)	29,895	(619)
Income before provision for income taxes	55,246	50,317	184,646	171,080
Provision for income taxes	19,447	17,495	64,996	59,488
Income before cumulative effect of a change in
accounting principle	35,799	32,822	119,650	111,592
Cumulative effect of a change in accounting
principle (net of taxes)	-	-	(4,422)	(740)
Net income	35,799	32,822	115,228	110,852

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect of a change
in accounting principle	$0.47	$0.43	$1.55	$1.45
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	(0.06)	(0.01)
Net income	$0.47	$0.43	$1.50	$1.44

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of a change
in accounting principle	$0.46	$0.42	$1.50	$1.40
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	(0.06)	(0.01)
Net income	$0.46	$0.42	$1.45	$1.39

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation and Restatement (continued)

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	December 31, 2002

	As previously	As
	reported	Restated

Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$38,667	$38,180
Goodwill	85,842	46,337
Other assets and intangible assets, net	75,867	67,011
Total assets	1,389,575	1,352,832
Accrued expenses	66,360	70,127
Total current liabilities	239,121	242,888
Partner deposit and accrued buyout liability	-	55,720
Deferred income tax liability	35,365	15,916
Total liabilities	295,111	335,149
Interest of minority partners in consolidated partnerships	41,488	43,400
Additional paid-in capital	236,226	240,083
Retained earnings	902,910	820,360
Total stockholders’ equity	1,052,976	974,283
Total liabilities and stockholders’ equity	1,389,575	1,352,832

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2002

	As previously	As
	reported	Restated

Selected Cash Flow Data:
Net income	$115,228	$110,852
Amortization	1,946	-
Cumulative effect of a change in accounting principle (net of taxes)	4,422	740
Minority partners' interest in consolidated partnerships' income	29,895	(619)
Income from operations of unconsolidated affiliates	(4,460)	(4,384)
Decrease in goodwill, other assets and intangible assets, net	2,882	6,509
Increase in accounts payable, sales taxes payable and accrued expenses	7,575	9,034
Increase in partner deposit and accrued buyout liability	-	8,529
Increase in deferred income taxes	13,483	7,462
Net cash provided by operating activities	226,450	193,602
Proceeds from minority partners' contributions	7,878	993
Distributions to minority partners	(42,365)	(2,632)
Net cash used in financing activities	(77,004)	(44,156)

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.         Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)

Deposits	$5,453	$4,911
Accounts receivable	8,584	8,614
Accounts receivable franchisees	1,353	2,920
Prepaid expenses	17,807	14,255
Other current assets	638	686

	$33,835	$31,386

3.         Property, Fixtures and Equipment, Net

Property, fixtures and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)

Land	$170,540	$166,600
Buildings & building improvements	508,948	454,682
Furniture & fixtures	137,642	119,450
Equipment	334,668	295,718
Leasehold improvements	239,435	201,975
Construction in progress	28,967	30,992
Accumulated depreciation	(406,458)	(354,395)

	$1,013,742	$915,022

4.         Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows (in thousands):

December 31, 2002, restated	$46,337
Acquisitions (see Note 10 of Notes to Unaudited Consolidated Financial Statements)	38,590

September 30, 2003	$84,927

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.         Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)

Other assets	$44,827	$43,157
Liquor licenses, net of accumulated amortization of $3,460 and $3,024, respectively	9,570	8,854
Deferred license fee, net of valuation provision of approximately $1,750 at September 30, 2003	13,250	15,000

	$67,647	$67,011

Aggregate amortization expense on liquor licenses was approximately $446,000 for the nine months ended September 30, 2003.

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

In 2002, the licensee made additional payments towards amounts due under the licensing agreement.  Accordingly, based upon meeting certain criteria necessary to record the sale of the assets subject to the licensing agreement, the Company reduced the net book value of the assets with the deferred gain associated with the transaction.  No gain has been recognized on the transaction and the remaining deferred gain of approximately $1,189,000, as of September 30, 2003, associated with future licensing fees under the licensing agreement will not be recognized until such time as the amounts due under the licensing agreement are realized.  (See Note 8 of Notes to Unaudited Consolidated Financial Statements.)

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

Other assets also includes approximately $10,059,000in loans to the Company’s operating partner in the Outback/Fleming’s, LLC (the “LLC”) for its partners’ share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the LLC agreement. The Company expects to continue to make advances to its operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  The Company periodically assesses the loan balance for impairment, which is generally measured by expected future cash flows of the restaurant system as compared to the partners’ interest in the LLC. The Company has a 51% ownership interest in the LLC, and is subject to a purchase or sale option after the twentieth restaurant is opened, which may require the Company to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)

Accrued payroll and other compensation	$31,835	$25,877
Accrued insurance	19,633	17,002
Accrued property taxes	10,511	8,361
Other accrued expenses	25,205	18,887

	$87,184	$70,127

During the year ended December 31, 2002, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,281,000.  Remaining accrued restaurant closing expenses of approximately $300,000 were included in other accrued expenses as of December 31, 2002, and there were no remaining restaurant closing accruals as of September 30, 2003 related to this provision.  In the quarter ended September 30, 2003, the Company recorded a provision of approximately $5,319,000 for impaired assets and restaurant closings, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico.  The restaurant closing provision primarily consisted of the write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the restaurant’s property lease.  Remaining accrued restaurant closing expenses of approximately $250,000 were included in other accrued expenses as of September 30, 2003 related to the restaurant closing provision.

7.         Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)

Revolving lines of credit, interest rates ranging from 1.70% to 1.92% at
September 30, 2003 and 2.39% at December 31, 2002, respectively	$27,500	$10,000
Notes payable to Korean banks, uncollateralized, interest rates ranging from
5.75% to 6.00% at September 30, 2003 and 6.50% to 6.75% at December 31, 2002	21,416	16,353
Notes payable to Japanese banks, uncollateralized, interest rates ranging from
0.56% to 1.88% at September 30, 2003	19,882	-
Other notes payable, uncollateralized, interest rates ranging from 2.4% to 7.0% at September 30, 2003 and
3.07% to 6.65% at December 31, 2002	6,045	5,547

	74,843	31,900
Less current portion	43,096	17,464

Long-term debt	$31,747	$14,436

LONG-TERM DEBT

The Company has an uncollateralized revolving line of credit which permits borrowing of up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 1.12% to 1.18% at September 30, 2003 and ranging from 1.37% to 1.44% at December 31, 2002).  At September 30, 2003 and December 31, 2002 the unused portion of the revolving line of credit was $105,000,000 and $115,000,000, respectively. The credit agreement requires payment of a credit facility fee of 17.5 basis points on the total facility and matures in December 2004.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.         Long-term Debt (continued)

The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR.  As of September 30, 2003, the Company had drawn $7,500,000 on the line.  Additionally, approximately $6,974,000 and $4,042,000 of the line of credit was committed for the issuance of letters of credit at September 30, 2003 and December 31, 2002, respectively, as required by insurance companies that underwrite the Company’s workers compensation insurance and also where required for construction of new restaurants.  At September 30, 2003 and December 31, 2002 the unused portion of the line of credit was $526,000 and $10,958,000, respectively.

The Company has notes payable with banks bearing interest at rates ranging from 5.75% to 6.00% for the Company’s Korean operations. As of September 30, 2003 and December 31, 2002, the outstanding balance was approximately $21,416,000 and $16,353,000, respectively. The notes are denominated and payable in Korean won and mature at dates ranging from October 2003 to September 2004.

In April 2003, the Company obtained a controlling interest in its franchisee operations in Japan. As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction that it had previously guaranteed. (See Note 10 of Notes to Unaudited Consolidated Financial Statements.)  As of September 30, 2003, the Company has notes payable with banks of approximately $19,882,000 that are collateralized by letters of credit and bear interest at rates ranging from 0.56% to 1.88%.  The notes are denominated and payable in Japanese yen, with outstanding balances maturing at dates ranging from October 2003 through June 2004.

DEBT GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company has complied with the disclosure requirements and did not have any modifications of outstanding guarantees in the nine months ended September 30, 2003.  The Company has the following outstanding debt guarantees, all of which existed prior to December 31, 2002, that could require recognition in the Consolidated Financial Statements if future modifications occur or upon renewal of the guarantee.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees. At September 30, 2003 and December 31, 2002, the outstanding balance was approximately $28,323,000 and $28,496,000, respectively.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At September 30, 2003 and December 31, 2002, the outstanding balance was approximately $21,223,000 and $19,939,000, respectively.

The Company was the guarantor of bank loans made to certain franchisees operating Outback Steakhouse restaurants through June 30, 2003.  At June 30, 2003 and December 31, 2002, the outstanding balance on these loans was approximately $120,000 and $195,000, respectively. Subsequent to June 30, 2003, the Company acquired the restaurants of these franchisees.  As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction. (See Note 10 of Notes to Unaudited Consolidated Financial Statements).

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note begin in December 2003 with final maturity December 2022. At September 30, 2003 and December 31, 2002, the outstanding balance on the note was approximately $68,000,000.

The Company’s contractual debt obligations and debt guarantees as of September 30, 2003 are summarized in the table below (in thousands):

		Current	Long-term
	Total	Portion	Portion

Debt	$74,843	$43,096	$31,747

Debt guarantees	$68,945	$201	$68,744
Amount outstanding under debt guarantees	$58,991	$201	$58,790

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)

Accrued insurance	$4,000	$4,000
Other deferred liability	1,189	2,189

	$5,189	$6,189

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the nine months ended September 30, 2003 was approximately $123,640,000, which included the effect of losses from translation adjustments of approximately $1,228,000.

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

On July 1, 2003, the Company acquired from a franchisee 14 Outback Steakhouse restaurants operating in Alabama and Florida for approximately $29,500,000 in cash and the retirement of approximately $1,200,000 in the franchisee’s debt.  The results of the Alabama restaurants have been reflected in the consolidated financial statements since that date.  As a result of this transaction, the Company recorded goodwill of approximately $19,903,000, all of which is expected to be deductible for income tax purposes.

On August 20, 2003, the Company acquired a 68.4% interest in two Bonefish Grill restaurants from a franchisee operating in Indiana and Kentucky.  The Company also increased its ownership in one Bonefish Grill restaurant operating in Indiana from 45% to 68.4%.  The results of these restaurants and the associated minority interest have been reflected in the consolidated financial statements since that date.  The purchase price for these acquisitions was approximately $4,400,000 in cash and the Company recorded goodwill of approximately $2,845,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

On September 1, 2003, the Company acquired from a franchisee five Outback Steakhouse restaurants operating in New York for a total of approximately $13,164,000 of which $12,077,000 was paid in cash and $1,087,000 as settlement of receivables.  The results of the New York restaurants have been reflected in the consolidated financial statements since that date.  The Company recorded goodwill of approximately $1,440,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

On September 1, 2003, the Company acquired from a franchisee one Roy’s restaurant operating in Chicago for approximately $1,800,000 in cash.  The results of the Chicago restaurant have been reflected in the consolidated financial statements since that date.  The Company recorded goodwill of approximately $288,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

The following table presents the pro forma results of the ongoing operations for the Company as though the acquisitions above had occurred at the beginning of the periods shown.  The pro forma information is not necessarily indicative of the results that would have resulted had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results:

	Pro Forma Three Months		Pro Forma Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

REVENUES
Restaurant sales	$684,471	$600,526	$2,058,670	$1,819,919
Other revenues	4,374	3,706	13,135	11,023

TOTAL REVENUES	$688,845	$604,232	$2,071,805	$1,830,942

INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	$37,796	$33,075	$126,896	$113,806
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE (NET OF TAXES)	-	-	-	(740)

NET INCOME	$37,796	$33,075	$126,896	$113,066

BASIC EARNINGS PER COMMON SHARE	$0.50	$0.43	$1.68	$1.47

DILUTED EARNINGS PER COMMON SHARE	$0.48	$0.42	$1.62	$1.42

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

In connection with the adoption of SFAS No. 142, the Company completed the transitional impairment testing of goodwill during the six months ended June 30, 2002.  The adoption was made effective as of the beginning of 2002.  The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $740,000, net of taxes of approximately $446,000 during 2002, as restated.  In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Income for the six-month period ended June 30, 2002.

“Accounting for Exit or Disposal Activities”

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  The Company has adopted SFAS No. 146 effective January 1, 2003.  The adoption did not have a material impact on the Company’s financial condition or results of operations in the nine months ended September 30, 2003.

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

“Consolidation of Variable Interest Entities”

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.        Recently Issued Financial Accounting Standards (continued)

This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 initially applied to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003.  However, the implementation deadline has been delayed by the FASB to periods ending after December 15, 2003.  The Company invests in joint ventures that operate certain of its restaurants, which may be considered variable interest entities and which may require consolidation beginning in the fourth quarter of 2003.

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) are currently consolidated.  These ventures would be considered variable interest entities under the provisions of FIN 46, and the Company believes it will continue to consolidate them upon adoption of that interpretation.  The LLC and the Roy’s JV restaurant systems consist of approximately 16 and 13 restaurants as of September 30, 2003, respectively.  The Company’s maximum exposure to loss as a result of our involvement with the LLC is estimated to be the investment in the LLC and outstanding loans to its partner in the LLC (see Note 5 of Notes to Unaudited Consolidated Financial Statements) and totals approximately $33,118,000 at September 30, 2003.  The Company’s maximum exposure to loss as a result of our involvement with the Roy’s JV is estimated to be the investment in the Roy’s JV and the outstanding debt guarantee on a line of credit for our partner in the Roy’s JV (see Note 7 of Notes to Unaudited Consolidated Financial Statements) and totals approximately $42,229,000 at September 30, 2003.

The Company has ownership interests in 43 unconsolidated development joint venture restaurants.  These ventures could be characterized as variable interest entities under the final interpretations of FIN 46, and the Company may be required to consolidate them upon adoption of that interpretation.  The Company does not believe that consolidation of these entities would materially impact its Consolidated Financial Statements.

The Company has a minority investment in an unconsolidated affiliate in which we have a 22.22% equity interest and for which we operate catering and concession facilities.  Additionally, the Company guarantees a portion of the affiliate’s debt (see Note 7 of Notes to Unaudited Consolidated Financial Statements).  Although the Company holds an interest in this variable interest entity, it is currently believed that the Company is not the primary beneficiary of this entity and therefore will not consolidate its results upon adoption of FIN 46.

The Company is a franchisor of approximately 140 restaurants and is currently assessing the impact of FIN 46 on the status of those franchisees as variable interest entities.  As of the date of this filing, the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46.  Additionally, certain FASB Staff Positions (“FSPs”) relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of our concepts.  The Company does not possess any ownership interests in our franchisees and generally does not provide financial support to franchisees in our typical franchise relationship.  However, the Company does guarantee an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 7 of Notes to Unaudited Consolidated Financial Statements).  Depending on the final adoption provisions and interpretations of FIN 46, the Company may be required to consolidate certain of its franchisees, which could have a material effect on the Consolidated Financial Statements, and the Company is unable to quantify the total impact as of the date of this filing.

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

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002
		restated		restated

Net income	$37,591	$32,822	$124,868	$110,852
Stock-based employee compensation expense included in
net income, net of related tax effects	791	877	2,492	2,322
Total stock-based employee compensation expense determined
under fair value based method, net of related tax effects	(4,089)	(3,489)	(12,126)	(10,065)

Pro forma net income	$34,293	$30,210	$115,234	$103,109

Earnings per common share:
Basic	$0.50	$0.43	$1.66	$1.44

Basic - pro forma	$0.46	$0.39	$1.53	$1.34

Diluted	$0.48	$0.42	$1.59	$1.39

Diluted - pro forma	$0.44	$0.38	$1.47	$1.29

13.  Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver.  The portion of the verdict against the Company was $39,000,000.  The Company intends to appeal the decision and believes it has valid grounds for appeal.  The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  During the quarter ended September 30, 2003, the excess insurance carrier filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  The Company does not believe the excess carrier’s case has any merit and the Company intends to vigorously defend the case.  If the excess carrier’s suit were to succeed, the Company believes it would have rights against the primary carrier and its third party administrator to recover any amounts the Company may have to pay.

14.        Subsequent Event

On October 22, 2003, the Company announced that its Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s Common Stock. The dividend is payable December 5, 2003 to shareholders of record as of November 21, 2003.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.  Comparisons to reported amounts for 2002 are based upon restated results as discussed in Note 1 of the Notes to the Unaudited Consolidated Financial Statements.

Results of Operations (unaudited)

The following tables set forth, for the periods indicated, (i) the percentages that the items in our Unaudited Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
		(restated)		(restated)

REVENUES
Restaurant sales	99.4%	99.2%	99.3%	99.2%
Other revenues	0.6	0.8	0.7	0.8

TOTAL REVENUES	100.0	100.0	100.0	100.0
COSTS AND EXPENSES:
Cost of sales (1)	36.4	36.7	36.2	36.9
Labor & other related (1)	24.6	24.6	24.6	24.4
Other restaurant operating (1)	21.3	20.8	21.0	20.2
Distribution expense to employee partners, excluding stock expense	2.1	2.3	2.2	2.4
Employee partner stock buyout expense	0.2	0.2	0.2	0.2
Depreciation & amortization	3.2	3.2	3.1	3.1
General & administrative	3.9	3.7	3.7	3.7
Provision for impaired assets and restaurant closings	0.8	0.7	0.3	0.2
Income from operations of unconsolidated affiliates	(0.2)	(0.2)	(0.2)	(0.2)
Total costs and expenses	91.7	91.3	90.5	90.2

INCOME FROM OPERATIONS	8.3	8.7	9.5	9.8
OTHER INCOME (EXPENSE), NET	*	(0.2)	*	(0.1)
INTEREST INCOME	*	0.1	0.1	0.1
INTEREST EXPENSE	*	(0.1)	(0.1)	(0.1)

INCOME BEFORE ELIMINATION OF MINORITY
PARTNERS' INTEREST AND INCOME TAXES	8.3	8.5	9.5	9.7
ELIMINATION OF MINORITY PARTNERS' INTEREST	*	(0.1)	0.1	*

INCOME BEFORE PROVISION FOR INCOME TAXES	8.3	8.6	9.4	9.7
PROVISION FOR INCOME TAXES	2.8	3.0	3.2	3.4

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	5.5	5.6	6.2	6.3
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE (NET OF TAXES)	-	-	-	-

NET INCOME	5.5%	5.6%	6.2%	6.3%

(1) As a percentage of restaurant sales.
*Less than 1/10 of one percent of total revenues

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

System-wide sales grew by 11.9%, to $809,000,000, for the quarter and by 12.1%, to $2,437,000,000, for the nine-month period ended September 30, 2003.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in thousands):
Outback Steakhouses
Domestic	$522,000	$477,000	$1,557,000	$1,441,000
International	31,000	17,000	77,000	42,000

Total	553,000	494,000	1,634,000	1,483,000

Carrabba's Italian Grills	78,000	60,000	235,000	184,000
Other restaurants	50,000	26,000	143,000	79,000

Total Company-owned restaurant sales	$681,000	$580,000	$2,012,000	$1,746,000

The following information presents sales for the franchised and unconsolidated development joint venture restaurants.  These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total net income.  Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percent of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of the changes in the restaurant system, which we believe is important information regarding the health of our restaurant brands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in thousands) (1):
Outback Steakhouses
Domestic	$86,000	$94,000	$285,000	$284,000
International	19,000	23,000	63,000	68,000

Total	105,000	117,000	348,000	352,000

Carrabba's Italian Grills	22,000	23,000	67,000	68,000
Other restaurants	1,000	3,000	10,000	8,000

Total franchise and development joint venture sales (1)	$128,000	$143,000	$425,000	$428,000

(1) Franchise and development joint venture sales are not included in Company revenues as reported in our
Consolidated Statements of Income.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	September 30,

	2003	2002

Number of restaurants (at end of the period):
Outback Steakhouses
Company owned– domestic	616	570
Company owned – international	49	30
Franchised and development joint venture– domestic	101	118
Franchised and development joint venture- international	48	53

Total	814	771

Carrabba's Italian Grills
Company owned	104	86
Development joint venture	29	29

Total	133	115

Bonefish Grills
Company owned	25	7
Franchised and development joint venture	4	2

Total	29	9

Fleming’s Prime Steakhouse and Wine Bars
Company owned	21	14

Roy’s
Company owned	17	12
Franchised and development joint venture	1	2

Total	18	14

Lee Roy Selmon’s
Company owned	2	1

Cheeseburger in Paradise
Company owned	1	1

System-wide total	1,018	925

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002 (unaudited)

REVENUES

Restaurant sales.Restaurant sales increased by 17% to $680,919,000 during the third quarter of 2003 compared with $579,677,000 in the same period in 2002.  The increase in restaurant sales was primarily attributable to the opening of new restaurants after September 30, 2002. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the three months ended September 30, 2003 and 2002:

	Three Months Ended
	September 30,

	2003	2002

Average unit volumes (weekly) for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$64,546	$64,253
Carrabba's Italian Grills	$57,050	$56,831
Fleming's Prime Steakhouse and Wine Bars	$64,619	$67,388
Roy's	$53,006	$51,745
Bonefish Grills	$55,347	$52,718
Average unit volumes (weekly) for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$62,715	$55,829
Carrabba's Italian Grills	$57,669	$57,854
Fleming's Prime Steakhouse and Wine Bars	$66,952	$55,207
Roy's	$65,101	$46,665
Bonefish Grills	$57,375	$58,112
Operating weeks
Outback Steakhouses	7,971	7,365
Carrabba's Italian Grills	1,363	1,059
Fleming's Prime Steakhouse and Wine Bars	1,810	1,265
Roy's	1,502	1,165
Bonefish Grills	2,169	630
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	1.0%	2.1%
Carrabba's Italian Grills	0.0%	1.4%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	1.2%	0.0%
Carrabba's Italian Grills	0.3%	-0.3%
Fleming's Prime Steakhouse and Wine Bars	14.5%	10.2%
Roy's	4.6%	3.5%
Bonefish Grills	2.8%	-

(1) Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as the menus at these restaurants fluctuate on a more frequent basis than Outback and Carrabba's.

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, decreased by $150,000 to $4,420,000 during the third quarter of 2003, compared with $4,570,000 in the same period in 2002.  The decrease was primarily attributable to the purchase of 14 domestic Outback Steakhouse franchised restaurants in July 2003, which resulted in a decline in franchise fee revenue since we now record 100% of the restaurants’ revenues as Company owned restaurants.  The decrease was partially offset by increased royalties from international franchisees.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002 (unaudited) (continued)

COSTS AND EXPENSES

Cost of sales.  Cost of sales as a percentage of restaurant sales decreased by 0.3% to 36.4% in the third quarter of 2003 compared with 36.7% in the same period in 2002.  The decrease was primarily attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses.  The change in cost of sales as a percentage of restaurant sales was reduced slightly by commodity cost increases for crab and lobster, which were partially offset by decreased costs for potatoes and onions.

Labor and other related expenses.  Labor and other related expenses as a percentage of restaurant sales were unchanged at 24.6% in the third quarter of 2003 compared with the same period in 2002.  Increased productivity in most of our brands was offset by higher labor costs in international markets.

Other restaurant operating expenses.  Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. These costs increased by 0.5% of restaurant sales to 21.3% in the third quarter of 2003, compared with 20.8% in the same period in 2002. The increase was attributable to increased advertising expense, higher credit card discounts due to rate and volume increases, higher natural gas costs, and increased repairs and maintenance expenses resulting from the remodel of several Outback Steakhouses.  The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.

Distribution expense to employee partners.  Distribution expense to employee partners includes distributions of restaurant cash flows to our managing partners and area operating partners under their partnership agreements and cash buyouts of managing partners’ interest in their restaurants.  These costs as a percentage of total revenues decreased 0.2% to 2.1% in the third quarter of 2003, compared with 2.3% in the same period in 2002.  The decrease was attributable to fewer cash buyouts of managing partners occurring in 2003 compared to the same period in 2002, offset by increased average unit volumes and operating margins across the consolidated brands.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of our area operating partners’ interest in their restaurants.  Upon buyout, an area operating partner generally receives common stock in exchange for their partnership interest in a restaurant.  Employee partner stock buyout expense was flat as a percentage of total revenues at 0.2% of total revenues for the third quarter 2003, compared with the same period in 2002.  Increases in expense due to new restaurants opened by area operating partners were offset by buyouts of existing restaurants.

Depreciation and amortization.  Depreciation and amortization costs as a percentage of total revenues was 3.2% in the third quarter of 2003 and the same period in 2002. Higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

General and administrative.  General and administrative costs increased by $5,329,000 to $26,985,000 in the third quarter of 2003 compared with $21,656,000 during the same period in 2002. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from costs associated with the development of new restaurant formats, including the addition of area operating partners to provide for expansion of new restaurant brands.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of the income from restaurants operated as development joint ventures. Income from development joint ventures was $1,543,000 during the third quarter of 2003 compared with income of $1,334,000 during the same period in 2002. This

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002 (unaudited) (continued)

increase was attributable to improved performance at Brazilian development joint venture Outback Steakhouses and favorable exchange rates.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $6,253,000 to $57,084,000 in the third quarter of 2003 compared with $50,831,000 in the same period in 2002.

Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $191,000 during the third quarter of 2003 compared with net other expense of $1,412,000 in the same period in 2002. The change in net other income (expense) in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $880,000 in the third quarter of 2002 to a gain of approximately $108,000 in the same period in 2003.

Interest income. Interest income was $192,000 during the third quarter of 2003 compared with interest income of $799,000 in the same period in 2002. Interest income decreased due to lower short-term investment balances from the use of cash for acquisitions of franchisees and treasury stock purchases during the third quarter of 2003 compared with the same period in 2002.

Interest expense.  Interest expense was $487,000 during the third quarter of 2003 compared with interest expense of $356,000 in the same period in 2002.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the third quarter of 2003 compared with the third quarter of 2002.

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, these allocations were less than 1/10 of 1% and 0.1% during the quarters ended September 30, 2003 and 2002, respectively.  The decrease in the ratio is the result of the recording of the partner’s share of an impairment charge during the quarter, offset by an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes. The provision for income taxes in the third quarter of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 33.9% during the third quarter of 2003 and 34.8% during the third quarter of 2002.  The decrease in the rate resulted from an increase in FICA tax credits for employee-reported tips during 2003.  Approximately 50% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the third quarter of 2003 was $37,591,000 compared with $32,822,000 in the same period in 2002. Basic earnings per share increased to $0.50 during the third quarter of 2003 compared with $0.43 for the same period in 2002.  Basic weighted shares outstanding decreased by approximately 1,672,000 shares from 76,771,000 shares at September 30, 2002 to 75,099,000 at September 30, 2003.  Diluted earnings per share increased to $0.48 during the third quarter of 2003 compared with $0.42 for the same period in 2002.  Diluted weighted shares outstanding decreased by approximately 222,000 shares from 78,576,000 shares at September 30, 2002 to 78,354,000 shares at September 30, 2003.  The decrease in both basic and diluted weighted shares outstanding for the quarter ended September 30, 2003 compared with September 30, 2002 was primarily due to the purchase of treasury shares during the quarter ended September 30, 2003, partially offset by the issuance of shares for stock option exercises.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003 and 2002 (unaudited)

REVENUES

Restaurant sales.  Total restaurant sales increased by 15% to $2,011,716,000 during the first nine months of 2003 compared with $1,745,654,000 in the same period in 2002.  The increase in restaurant sales was primarily attributable to the opening of new restaurants after September 30, 2002. The following table depicts additional activities that influenced the period-to-period changes in restaurant sales at domestic Company owned restaurants for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended
	September 30,

	2003	2002

Average unit volumes (weekly) for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$66,716	$66,024
Carrabba's Italian Grills	$61,207	$60,733
Fleming's Prime Steakhouse and Wine Bars	$74,907	$80,048
Roy's	$60,933	$65,386
Bonefish Grills	$61,930	$58,928
Average unit volumes (weekly) for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$64,707	$57,804
Carrabba's Italian Grills	$58,337	$62,167
Fleming's Prime Steakhouse and Wine Bars	$77,875	$62,695
Roy's	$63,245	$55,154
Bonefish Grills	$56,597	$61,814
Operating weeks
Outback Steakhouses	23,009	21,602
Carrabba's Italian Grills	3,883	3,031
Fleming's Prime Steakhouse and Wine Bars	5,068	3,588
Roy's	4,220	3,336
Bonefish Grills	5,313	1,383
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	1.4%	1.3%
Carrabba's Italian Grills	0.9%	0.9%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	1.5%	-0.5%
Carrabba's Italian Grills	0.9%	1.4%
Fleming's Prime Steakhouse and Wine Bars	12.5%	10.1%
Roy's	0.1%	-11.5%
Bonefish Grills	2.4%	-

(1) Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as the menus at these restaurants fluctuate on a more frequent basis than Outback and Carrabba's.

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased by $780,000 to $14,562,000 during the first nine months of 2003, compared with $13,782,000 in the same period in 2002.  The increase was attributable to higher royalties from restaurants operated as franchises during the first nine months of 2003 compared with the same period in 2002.  The increase was partially offset by our decision to allow 14 of our international franchised restaurants in certain markets to spend the royalties due to us on additional advertising to increase brand awareness and penetration in new markets.  The increase was also partially offset by the purchase of 14 domestic Outback Steakhouse franchised restaurants in July 2003, which resulted in a decline in franchise fee revenue since we now record 100% of the restaurants’ revenues as Company owned restaurants.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003 and 2002 (unaudited) (continued)

COSTS AND EXPENSES

Costof sales. Cost of sales as a percentage of restaurant sales decreased by 0.7% to 36.2% in the first nine months of 2003 compared with 36.9% in the same period in 2002.  The decrease was attributable to commodity cost decreases for beef, and shrimp, partially offset by higher lobster and fresh fish costs.  The decrease was also attributable to higher menu prices and an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouse.

Labor and other related expenses.  Labor and other related expenses increased as a percentage of restaurant sales by 0.2% to 24.6% in the first nine months of 2003, compared with 24.4% in the same period in 2002.  The increase resulted from higher state unemployment taxes, higher employee health insurance and benefits costs, and higher international labor costs, partially offset by increased productivity in most of our brands and higher average unit volumes at domestic Outback Steakhouses.

Other restaurant operating expenses.  Other restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  Other restaurant operating expenses increased by 0.8% of restaurant sales to 21.0% in the first nine months of 2003, compared with 20.2% in the same period in 2002. The increase was attributable to increased advertising expenses, higher natural gas and supplies costs and higher credit card discounts due to rate and volume increases. The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.  The increase was partially offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

Distribution expense to employee partners.  Distribution expense to employee partners includes distributions of restaurant cash flows to our managing partners and area operating partners under their partnership agreements, and cash buyouts of managing partners’ interest in their restaurants.  These costs as a percentage of total revenues decreased 0.2% to 2.2% in the first nine months of 2003, compared with 2.4% in the same period in 2002.  The decrease was attributable to fewer cash buyouts of managing partners occurring in 2003 compared to the same period in 2002, offset by increased average unit volumes and operating margins across the consolidated brands.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of our area operating partners’ interest in their restaurants.  Upon buyout, an area operating partner generally receives common stock in exchange for their partnership interest in a restaurant.  Employee partner stock buyout expense was flat as a percentage of total revenues at 0.2% of total revenues for the first nine months of 2003, compared with the same period in 2002.  Increases in expense due to new restaurants opened by area operating partners were offset by buyouts of existing restaurants.

Depreciation and amortization.  Depreciation and amortization costs as a percentage of total revenues was 3.1% in the first nine months of 2003 and the same period in 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses, and Roy’s.

General and administrative.  General and administrative costs increased by $9,471,000 to $74,463,000 during the first nine months of 2003 compared with $64,992,000 during the same period in 2002. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from costs associated with the development of new restaurant formats, including the addition of area operating partners to provide for expansion of new restaurant brands, primarily in the third quarter of 2003.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003 and 2002 (unaudited) (continued)

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $4,482,000 during the first nine months of 2003 compared with income of $4,384,000 during the same period in 2002. This increase was attributable to improved performance of Outback Steakhouses located in Brazil that are operated under a development joint venture agreement, partially offset by lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $21,505,000 to $193,266,000 in the first nine months of 2003 compared with $171,761,000 in the same period in 2002.

Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $781,000 during the first nine months of 2003 compared with net other expense of $2,299,000 in the same period in 2002. The decrease in net other expenses in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $1,757,000 in the first nine months of 2002 to a gain of approximately $442,000 in the same period in 2003, which was partially offset by a gain of approximately $500,000 from the sale of a non-operating asset during the first quarter of 2002, which did not recur in 2003.

Interest income. Interest income was $1,165,000 during the first nine months of 2003 compared with interest income of $1,964,000 in the same period in 2002. Interest income decreased due to lower short-term investment balances resulting from the use of cash for acquisitions of franchisees and treasury stock purchases during the nine-month period.

Interest expense.  Interest expense was $1,264,000 during the first nine months of 2003 compared with interest expense of $965,000 in the same period in 2002.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the first nine months of 2003 compared with the first nine months of 2002.

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income from operations included in consolidated operating results attributable to the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, these allocations were 0.1% and less than 1/10 of 1% during the nine months ended September 30, 2003 and 2002, respectively.  The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes. The provision for income taxes in the first nine months of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.5% during the first nine months of 2003 and 34.8% during the first nine months of 2002.  The decrease in the rate resulted from an increase in FICA tax credits for employee-reported tips during 2003.  Approximately 50% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Cumulative effect of a change in accounting principle.  The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption was made effective as of the beginning of 2002.  The cumulative effect of the change in accounting principle in the first nine months of 2002 was approximately $740,000, net of taxes of approximately $446,000.  Basic and diluted earnings per share were both reduced by $0.01 due to the impact of the change in accounting principle.

Net income and earnings per share. Net income for the first nine months of 2003 was $124,868,000 compared with $110,852,000 in the same period in 2002. Basic earnings per share increased to $1.66 during the first nine months of 2003 compared with $1.45 for the same period in 2002.  Basic weighted shares outstanding decreased by approximately 1,625,000 shares from 77,040,000 shares at September 30, 2002 to 75,415,000 at September 30, 2003.  Diluted earnings per share increased to $1.59 during the first nine months of 2003 compared with $1.39 for the same period in 2002.  Diluted weighted

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003 and 2002 (unaudited) (continued)

shares outstanding decreased by approximately 1,340,000 shares from 79,673,000 shares at September 30, 2002 to 78,333,000 shares at September 30, 2003.  The decrease in both basic and diluted weighted shares outstanding for the nine months ended September 30, 2003 compared with September 30, 2002 was primarily due to the purchase of treasury shares during the nine months ended September 30, 2003, partially offset by the issuance of shares for stock option exercises.

Liquidity and Capital Resources (unaudited)

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,

		2002
	2003	(restated)

Net cash provided by operating activities	$126,697	$193,602
Net cash used in investing activities	(173,794)	(120,105)
Net cash used in financing activities	(66,339)	(44,156)

Net increase (decrease) in cash and cash equivalents	$(113,436)	$29,341

We require capital principally for the development of new restaurants, remodeling of older restaurants and investment in technology. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). Capital expenditures totaled approximately $181,798,000 for the year ended December 31, 2002 and approximately $135,379,000 and $125,213,000 during the first nine months of 2003 and 2002, respectively. We either lease our restaurants under operating leases for periods ranging from 5 to 30 years (including renewal periods) or purchase free standing restaurants where it is cost effective.

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

	5%	10%	15%

Decrease in totalrevenues	$(118,105)	$(236,211)	$(354,316)
Decrease in net income	$(23,104)	$(46,208)	$(69,312)
Decrease in cash provided by operating activities	$(28,787)	$(57,573)	$(86,360)

The estimates above are based on the assumption that income before minority partners’ interest and provision for income taxes decreases approximately $0.35 for every $1.00 decrease in total revenues.  These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

During 2001, we entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, we purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in the three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and us, and, in exchange, we committed to the first $7,500,000 of future construction costs in the development of new restaurants, all of which was expended as of June 30, 2003.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company owned restaurants internationally in Puerto Rico, Korea, Hong Kong and Japan.

We have an agreement to develop and operate Fleming’s Prime Steakhouses and Wine Bars with our partner in the Outback/Fleming’s, LLC (the “LLC”).  In conjunction with this agreement, we have loaned approximately $10,059,000 to our operating partners for their share of capital to build new restaurants beyond the initial agreed upon development under the LLC.  We expect to continue to make advances to our operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  Additionally, we are subject to a purchase or sale option after the twentieth restaurant is opened, which may require us to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.

LONG-TERM DEBT

We have an uncollateralized revolving line of credit which permits borrowing of up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (all approximately 1.12% at September 30, 2003). At September 30, 2003, the unused portion of the revolving line of credit was $105,000,000. The credit agreement requires payment of a credit facility fee of 17.5 basis points on the total facility and matures in December 2004.

We have a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR.  As of September 30, 2003, we had drawn $7,500,000 on the line.  Additionally, approximately $6,974,000 of the line of credit was committed for the issuance of letters of credit at September 30, 2003, as required by insurance companies that underwrite our workers compensation insurance and also where required for construction of new restaurants. The remaining $526,000 at September 30, 2003 is available credit.

We expect that our capital requirements through the end of 2003 will be met by cash flows from operations and, to the extent needed, advances on our line of credit. The revolving line of credit contains certain restrictions and conditions that require us to maintain net worth of $595,082,000 as of September 30, 2003, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At September 30, 2003, we were in compliance with all of the above debt covenants. (See Note 7 of Notes to Unaudited Consolidated Financial Statements.)

We have notes payable with banks bearing interest at rates ranging from 5.75% to 6.00% for our Korean operations. As of September 30, 2003, the outstanding balance was approximately $21,416,000. The notes are denominated and payable in Korean won and mature at dates ranging from October 2003 to September 2004.

In connection with the realignment of our international operations during the quarter ended June 30, 2003, we merged the interests of our franchisee operating restaurants in Japan into a new Japanese corporation which is now majority owned by us and which has responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, we became directly liable for the debt, which we previously guaranteed, which totaled approximately $19,741,000.  As part of this transaction, we invested approximately $2,488,000 in equity in addition to the assumption of the bank debt.  As of September 30, 2003, we have notes payable with banks of approximately $19,882,000 that are collateralized by letters of credit and bear interest at rates ranging from 0.56% to 1.88%.  The notes are denominated and payable in Japanese yen, with outstanding balances maturing at dates ranging from October 2003 through June 2004.

Our primary source of credit is an uncollateralized revolving line of credit that permits borrowing up to $125,000,000.   Based upon provisions of the line of credit agreement as of December 31, 2002, the margin over LIBOR rates charged to the us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $100,000,000; or (ii) earnings before interest, taxes, depreciation and amortization decreased more than 50%.  In addition, based upon provisions of the line of credit agreement as of December 31, 2002, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

$200,000,000; (ii) earnings before interest, taxes, depreciation and amortization decreased more than 45%; or (iii) our net worth decreased approximately 40%.

DEBT GUARANTEES

Prior to the quarter ended June 30, 2003, we were the guarantor of notes payable, collateralized by letters of credit, of up to $20,000,000 for our franchisee operating Outback Steakhouses in Japan. As of June 30, 2003, we became directly liable for amounts outstanding under these notes (see LONG-TERM DEBT above).

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for our franchisee operating Outback Steakhouses in California. At September 30, 2003, the balance on the line of credit was approximately $28,323,000.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner in the development of Roy’s restaurants. At September 30, 2003, the outstanding balance was approximately $21,223,000.

We are the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At September 30, 2003, the outstanding balance on the note was approximately $68,000,000. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates”. This affiliate has not yet reached its operating break-even point. Accordingly, we have made three additional working capital contributions, $667,000 in December 2001, $444,000 in July 2002 and $333,333 in August 2003, in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

DEBT AND DEBT GUARANTEE SUMMARY

Our contractual debt obligations, debt guarantees and commitments, excluding lease commitments, as of September 30, 2003 are summarized in the table below (in thousands):

		Current	Long-term
	Total	Portion	Portion

Debt	$74,843	$43,096	$31,747

Debt guarantees	$68,945	$201	$68,744
Amount outstanding under debt guarantees	$58,991	$201	$58,790

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Common Stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises.  On July 23, 2003, our Board of Directors extended the repurchase authorization for an additional 2,500,000 shares of the Company's common stock.  The Board of Directors also extended the authorization to repurchase shares on a regular basis to offset shares issued as a result of stock option exercises. During the period from the authorization date through September 30, 2003, approximately 4,593,000 shares of our Common Stock have been issued as the result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. As of September 30, 2003, under these authorizations we have repurchased approximately 8,525,000 shares of our Common Stock for approximately $255,259,000.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

DIVIDEND

Our Board of Directors authorized the following dividends during 2003:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock

January 22, 2003	February 21, 2003	March 7, 2003	$0.12
April 23, 2003	May 23, 2003	June 6, 2003	$0.12
July 23, 2003	August 22, 2003	September 5, 2003	$0.12
October 22, 2003	November 21, 2003	December 5, 2003	$0.13

On October 22, 2003, our Board of Directors authorized an increase in the quarterly dividend rate from $.12 to $.13.  At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

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

Employee partner stock Buyout Expense

Area operating partners are required to purchase a 4-9% limited partner ownership interest in the restaurants they develop for an initial investment of $50,000.  Under the terms of these partners’ employment agreements, we have the option to

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

purchase their interest after a five-year period under the conditions of the agreement.  We estimate future purchases of our area operating partners’ ownership interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets.  When partner buyouts occur, they are primarily completed through issuance of our Common Stock to the partner equivalent to the fair value of their ownership interest as calculated under the terms of their employment agreement.  In the period we complete the buyout, we record an adjustment to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Principles of Consolidation

The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which we are a general partner and own a controlling financial interest.  The consolidated financial statements also include the accounts and operations of consolidated ventures in which we have a less than majority ownership.  We consolidate these ventures because we control the board of directors or have control through representation on the board by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis.  Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from us, or from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partners’ membership interests.  The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”  All material intercompany balances and transactions have been eliminated.

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

In the Outlook portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2003, we reported that average unit volumes for our Outback Steakhouse restaurants had increased by approximately 1.2% and average unit volumes for Carrabba's Italian Grills decreased by approximately 3.6% during the quarter as compared with the same quarter a year ago.

In the Outlook portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2003, we reported that average unit volumes for our Outback Steakhouse restaurants had increased by approximately 2.2% and were flat for Carrabba’s Italian Grills during the quarter as compared with the same quarter a year ago.

The remaining paragraphs in this Outlook section update the information provided in the three Forms referenced above and we recommend that this section be read in conjunction with those Outlook sections.

Future Operating Results

Our revenue growth expectations summarized in the following paragraph assume that current spending trends do not worsen in the remaining quarter of 2003. Our revenues and financial results in the remainder of 2003 could vary significantly depending upon consumer and business spending trends.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

During the three month period ended September 30, 2003, compared with the same period a year ago, average unit volumes for Outback Steakhouses increased by approximately 1.0% and increased approximately 0.3% for Carrabba’s Italian Grills.  Average unit volumes for Carrabba’s Italian Grills were below those anticipated in our comments in Form 10-K referenced above.  As a result of the year-to-date average unit volumes experienced for Carrabba’s Italian Grills, we are now anticipating gains of 1% to 2% for the remainder of 2003 for Carrabba’s Italian Grills.  For the remainder of 2003, average unit volumes for Outback Steakhouses are expected to meet anticipated levels as provided in Form 10-K referenced above.

As a result of anticipated declines in fresh fish costs and the effect of a 1% price increase at Outback Steakhouses and Carrabba's Italian Grills, we now expect cost of goods sold as a percentage of restaurant sales for the full year to be 30 to 40 basis points lower than originally expected, for a total of approximately 70 to 80 basis points decrease for the full year from 2002 amounts.

Because of increased productivity in most of our brands, offset by higher health insurance and benefits costs, higher state unemployment taxes and higher wage rates for kitchen employees, we now expect labor costs as a percentage of restaurant sales for the full year to meet our original plan, for a 10 to 20 basis points increase for the full year from 2002 amounts.

Because of higher than anticipated advertising, natural gas, supply costs associated with our take-out business, and higher credit card discounts, we are now planning for restaurant operating expenses as a percentage of sales for the remainder of the year to be approximately 40 basis points higher than originally expected, for a total of 70 to 80 basis points increase for the full year from 2002 amounts.

We are now planning for the remainder of 2003 for all other expense ratio variances to be comparable to those experienced in and reported for the first nine months of 2003.

2004 Operating Results.

2004 Revenue.  We plan to grow revenues in 2004 by opening additional restaurants and increasing comparable store sales in all brands.  Our expansion plans are summarized in this section.  Based upon current economic conditions, we are currently planning for average unit volumes for Outback to increase by approximately 1% to 2% and for Carrabba’s Italian Grills to increase by approximately 2% to 3% during 2004 compared with 2003.  At present, we are planning a 1.5% price increase during early 2004 for Outback Steakhouse.  We are also planning a 1% price increase during 2004 for Carrabba’s Italian Grills.  We will reevaluate menu pricing for our brands periodically and may change prices as economic and commodity conditions dictate.  We are also currently planning for average unit volumes to increase by approximately 3% to 5% for Fleming’s Prime Steakhouse, to remain consistent with 2003 for Roy’s and decrease approximately 1% for Bonefish Grill.

2004 Cost of Revenue.  Based upon current and anticipated commodity markets, we are expecting unfavorable beef pricing versus 2003, which will be offset by planned price increases and anticipated favorable pricing of certain other commodities, including produce.  Cost of revenue is expected to increase in 2004, while being mitigated as new format restaurants are developed and continue to expand that have a lower cost of revenue as compared with Outback Steakhouses and Carrabba’s Italian Grills.  Although the total change in food cost is subject to several factors, such as the mix of new restaurants, commodity availability and usage and price fluctuations in commodities for which we do not have purchase contracts, the current expectation for the Company is for an increase of approximately 0.4% to 0.5% of sales for the full year.

2004 Labor Costs.  As more of the new format restaurants (Roy’s and Fleming’s Prime Steakhouse) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s.  However, we anticipate increases in average unit volumes will leverage increased costs as a percentage of restaurant sales.  As a result, we are currently planning for labor costs as a percentage of restaurant sales to be flat in 2004 compared with 2003.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

2004 Restaurant Operating Expenses.  Costs incurred prior to the opening of new restaurants are expected to increase as a result of additional restaurant openings in 2004 versus 2003.  Currently, we are planning approximately 20 more new restaurant openings as compared to restaurants opened in 2003.  These preopening expenses total approximately $150,000 for each new Company owned and joint venture Outback Steakhouse, approximately $195,000 for each new Carrabba’s Italian Grill, approximately $125,000 for each new Bonefish Grill, and approximately $300,000 for each new Roy’s and Fleming’s Prime Steakhouse and Wine Bar.  Restaurant operating expense ratios may vary materially from quarter to quarter depending on when units open.  As a result of an increase in planned openings of new restaurants, restaurant operating expenses may increase in 2004 by 0.3% to 0.4% of restaurant sales.

2004 Distribution expense to employee partners.  Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands.  We are currently planning for distribution expense as a percentage of total sales to be flat in 2004 compared with 2003.

2004 Employee partner stock buyout expense.  The proportion of restaurants where the area operating partners’ interest is remaining to be purchased, the relative value of those interests, and the timing of buyouts all affect employee partner stock buyout expense.  As a percentage of total sales, we currently anticipate expenses recorded in 2004 associated with accrued buyouts of our area operating partners to remain consistent with those experienced in 2003.

2004 Depreciation and Amortization.  We expect depreciation costs, which are directly affected by investment in fixed assets, to increase as we build new restaurants, improve and remodel existing restaurants and invest in technology.  We estimate that capital expenditures for the development of new restaurants will be approximately $200,000,000 to $240,000,000 in 2004.

2004 General and Administrative Expenses.  Based upon its current plan, we expect that total general and administrative costs will decrease by approximately 0.1% to 0.2% in 2004 compared with 2003.  The increase in costs associated with the addition of area operating partners in order to provide for expansion of new restaurant brands, which occurred primarily in the third quarter of 2003, is not expected to recur to the same extent in 2004.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

Expansion Strategy

Our goal is to add new restaurants to the system during the remainder of 2003 and during 2004.  The following table presents a summary of the expected restaurant openings during the fourth quarter of 2003 and for the full year 2004:

	4th Quarter			Full Year
	2003			2004

Outback Steakhouses – Domestic
Company owned	4	to	5	30	to	35
Franchised	3	to	4	2	to	3
Outback Steakhouses – International
Company owned		2		13	to	15
Franchised		2		2	to	3
Carrabba’s Italian Grills
Company owned	13	to	15		25
Fleming’s Prime Steakhouse and Wine Bars
Company owned	1	to	2	10	to	12
Roy’s
Company owned		-		1	to	2
Lee Roy Selmon’s
Company owned		-			-
Bonefish Grills
Company owned	8	to	9	32	to	35
Franchised		1			-
Cheeseburger in Paradise
Company owned		1		5	to	6
Paul Lee's Chinese Kitchen
Company owned		-			3

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

(v)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time.

OUTBACK STEAKHOUSE, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to its outstanding bank debt.  Outstanding borrowings under our revolving lines of credit of $27,500,000 and $10,000,000 at September 30, 2003 and December 31, 2002, respectively, bear interest at 57.5 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.  The weighted average effective interest rate on the $10,000,000 outstanding balance at December 31, 2002 was 2.39%.  Notes payable of approximately $21,416,000 to Korean banks bear interest at rates ranging from 5.75% to 6.00% at September 30, 2003.  As of December 31, 2002, we were the guarantor of notes payable, collateralized by letters of credit, of up to $20,000,000 for our franchisee operating Outback Steakhouses in Japan.  During the quarter ended June 30, 2003, we became directly liable for the outstanding amounts under these notes (see Note 10 of Notes to Unaudited Consolidated Financial Statements), which totaled approximately $19,741,000.  At September 30, 2003, the borrowings totaled approximately $19,882,000, bearing interest at rates ranging from 0.56% to 1.88%.

Our debt balance has not exceeded $30,000,000 for each of the years ending December 31, 2002, 2001 and 2000.  At September 30, 2003, our total debt was approximately $75,000,000.  Should interest rates based on our average borrowings of approximately $50,000,000 through September 30, 2003 increase by one percentage point, our estimated annual interest expense would increase by approximately $500,000 over amounts reported for the year ended December 31, 2002.

Our exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, its notes payable to Japanese and Korean banks of approximately $19,882,000 and $21,416,000, respectively, at September 30, 2003 and to its royalties from international franchisees in 21 countries. We do not use financial instruments to hedge foreign currency exchange rate changes.  Our investments in these countries totaled approximately $18,600,000 and $17,500,000 as of September 30, 2003 and December 31, 2002, respectively.

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

In June 2003, in a civil case against us in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver.  The portion of the verdict against us was $39,000,000.  We intend to appeal the decision and believe we have valid grounds for appeal.  We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  As of the date of this filing, the excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  We do not believe the excess carrier’s case has any merit and we intend to vigorously defend the case.  If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and its third party administrator to recover any amounts the Company may have to pay.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

4.45b	Loan Agreement by and between FPSH Limited Partnership, an Arizona limited partnership and AWA III Steakhouses, Inc.

4.66

Asset Purchase Agreementby and between Outback Steakhouse of Florida, Inc., Outback/Alabama-I, Limited Partnership, Birmingham I & II Steakhouses, Ltd., Alabama III Steakhouse Ltd., Montgomery Steakhouse, Ltd., Mobile Steakhouse, Ltd., Inverness Steakhouse, Ltd., Tuscaloosa Steakhouse, Ltd., Pensacola Steakhouse, Ltd., Tiger Steak, Ltd., Houston County Steakhouse, Ltd., Fultondale Steakhouse, Ltd., Oxford Steakhouse, Ltd., Sheffield Steakhouse, Ltd., Destin Steakhouse, Ltd., Birmingham I & II Management, Inc., Alabama III, Management, Inc., Panhandle Restaurant Management, Inc., Houston County Steakhouse, Inc., and Tiger Steak, Inc.  (filed herewith)

4.67	Purchase Agreement by and between Bonefish Grill, Inc. and Fishbuds of Greenwood, LLC (filed herewith)

4.68	Purchase Agreement by and between Bonefish Grill, Inc., Fishbuds Inc. And Fishbuds Funding/Indianapolis I Inc. (filed herewith)

4.69	Purchase Agreement by and between Bonefish Grill, Inc. Fishbuds, Inc. and Fishbuds Funding/Louisville I Inc. (filed herewith)

4.70	Asset Purchase Agreement by and between Outback Steakhouse-NYC, Ltd. And Forrest Smith, Kimberly Smith, Smith Foods Corp. and Smith Foods LLC (filed herewith)

4.71	Asset Purchase Agreement by and between Outback Steakhouse-NYC, Ltd., Forrest Smith, Kimberly Smith, Smith Foods Corp. and SF 86th Street LLC (filed herewith)

4.72	Asset Purchase Agreement by and between Outback Steakhouse-NYC, Ltd., and Forrest Smith, Kimberly Smith, Smith Foods Corp. and SF Queens Place LLC (filed herewith)

4.73	Asset Purchase Agreement by and between Outback Steakhouse-NYC, Ltd., and Forrest Smith, Kimberly Smith, Smith Foods Corp. and SF 919 Third Avenue LLC (filed herewith)

4.74	Asset Purchase Agreement by and between Outback Steakhouse-NYC, Ltd., and Forrest Smith, Kimberly Smith, Smith Foods Corp. and SF 700 Sixth Avenue LLC (filed herewith)

4.75	Asset Purchase Agreement by and between OS Pacific, Inc., Roy’s/Chicago, Limited Partnership, Restaurant Concepts of Chicago, Limited Partnership, F. Beaven Smith and Ronald A Patak (filed herewith)

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (continued)

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

     (b) Reports on Form 8-K

Form 8-K filed on July 2, 2003 containing a press release reporting comparable store sales and the acquisition of 14 franchisee restaurants in Alabama and Florida.

Form 8-K filed on July 23, 2003 containing a press release reporting declaration of a quarterly dividend and authorization of additional shares under the Company’s repurchase program, and a press release reporting financial results for the second quarter of 2003.

Form 8-K filed on August 13, 2003 announcing a 10b5-1 plan entered into by Chris T. Sullivan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OUTBACK STEAKHOUSE, INC.
Date: November 17, 2003

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)