Form 10-K/A
period 2002-12-31
OUTBACK STEAKHOUSE INC
filed 2003-12-10
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K/A to restate the audited financial statements of Outback Steakhouse, Inc. for the fiscal years ended December 31, 2002, 2001 and 2000 and to revise certain disclosures. The Amendment is in response to comments received from the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission in connection with its review of our periodic filings. We disclosed in our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003 that we would be restating our results.

The restatement reflects accounting for the Company’s employee partner programs as compensation arrangements instead of as ownership interests. Additionally, the Company has provided additional disclosure on its consolidation policy. The Items of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002 which are amended and restated are as follows: Item 1 – Business; Item 6 – Selected Financial Data; Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 8 – Financial Statements and Supplementary Data (including the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants).

The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2002 in the form filed on March 28, 2003. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for the "Consolidation of Variable Interest Entities" and "Stock Based Compensation" disclosed in Note 2 of the Notes to Consolidated Financial Statements.

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

In June 1999, the Company, through its wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, entered into an agreement with Roy Yamaguchi, the founder of Roy’s restaurants, (“Roy’s”) to develop and operate future Roy’s worldwide. Roy’s is an upscale casual restaurant featuring “Hawaiian-Fusion” cuisine. There were 13 domestic Roy’s at December 31, 2002, in which the Company does not have an economic interest.

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

In August 2002, the Company, through its wholly owned subsidiary, OS Tropical, Inc., a Florida corporation and its joint venture partner Cheeseburger Holding Company LLC, the Company opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant as a developmental format.

CONCEPTS AND STRATEGIES

As of December 31, 2002, the Company’s restaurant system included full-service restaurants with several types of ownership structures. At December 31, 2002, the system included restaurant formats and ownership structures as listed in the following table:

	(Domestic)	(International)	Carrabba’s	Fleming’s				Cheeseburger
Outback Steakhouse, Inc.	Outback	Outback	Italian	Prime		Lee Roy	Bonefish	In
and Affiliates	Steakhouses	Steakhouses	Grills	Steakhouses	Roy’s	Selmon’s	Grills	Paradise	Total

Company owned	580	32	94	16	14	1	11	1	749
Development joint venture	3	9	29	—	1	—	1	—	43
Franchise	115	45	—	—	1	—	3	—	164

Total	698	86	123	16	16	1	15	1	956

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

OUTBACK STEAKHOUSE:

     Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. The Company tests new menu items to replace slower-selling items and regularly upgrades ingredients and cooking methods to improve quality and consistency of its food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian beer and wine. Liquor service accounts for approximately 12.9% of domestic Outback Steakhouses’ restaurant sales. The price range of appetizers is $2.69 to $7.99 and the price range of entrees is $6.99 to $27.99. The average check per person was approximately $17.50 to $20.00 during 2002. The prices that the Company charges in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children’s menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $21.99 to $27.99.

     Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

     Restaurant Management and Employees. The general manager of each Outback is required to purchase a 10% interest in the restaurant he or she manages for $25,000, and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

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

     Restaurant Management and Employees. The general manager of each Carrabba’s Italian Grill is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

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

     Restaurant Management and Employees. The general manager of each Fleming’s is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Fleming’s is required to purchase a 2% interest in the restaurant for $10,000 and is required to enter into a five-year employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

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

     Restaurant Management and Employees. The general manager of each Roy’s is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Roy’s is required to purchase a 5% interest in the restaurant for $15,000 and is required to enter into a five-year employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers and chefs. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

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

     Restaurant Management and Employees. The general manager of each Bonefish is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a seven-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers. In addition, since the Company’s restaurants are generally open for dinner only, the Company believes that it has an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

EXPANSION STRATEGY

     During the year ended December 31, 2002, 34 domestic and 15 international Outback Steakhouses, 20 Carrabba’s Italian Grills, five Fleming’s, five Roy’s, 11 Bonefish Grills and one Cheeseburger in Paradise were added to the Company’s restaurant system. In 2003, the Company expects to develop 24 to 26 Carrabba’s restaurants, the majority of which will be Company owned, in existing markets where the restaurants have demonstrated success. The Company expects to open 26 to 28 domestic Company owned Outback Steakhouse restaurants in 2003, 1 to 2 domestic franchised or development joint venture restaurants and 14 to 17 international restaurants, of which 12 to 14 will be company owned and 2 to 3 will be franchised. During 2003, the Company expects to develop new Outback Steakhouses and Carrabba’s Italian Grills in its existing markets and in select new domestic markets. The Company also intends to add 6 to 8 Fleming’s Prime Steakhouse & Wine Bar restaurants, 1 to 2 Roy’s restaurants, 16 to 20 Bonefish Grills, 1 Lee Roy Selmon’s and 1 to 2 Cheeseburger in Paradise restaurants during 2003.

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

     Company owned restaurants include restaurants owned by partnerships in which the Company is a general partner and joint ventures in which the Company is one of two members. The Company’s ownership interests in the parternships and joint ventures generally range from 51% to 90%. Company owned restaurants also includes restaurants owned by consolidated ventures in which the Company has less than a majority ownership. The Company consolidates these ventures because the Company controls the executive committee (which functions as a board of directors) or has control through representation on the committee by related parties and the Company is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the partners in the consolidated ventures have been funded by loans to the partners either directly from the Company, or from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partners’ membership interests. As a result of the Company’s controlling financial interest in these ventures, they are included in Company owned restaurants. The Company is responsible for 50% of the costs of new restaurants operated under these consolidated joint ventures and the Company’s joint venture partner is responsible for the other 50%. The Company’s joint venture partners in consolidated joint ventures fund their portion of the costs of new restaurants through loans from the Company or through a line of credit that the Company guarantees (see Liquidity and Capital Resources). The results of operations of Company owned restaurants are included in the consolidated operating results of the Company. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”

     Development Joint Venture restaurants are organized as general partnerships and joint ventures in which the Company is one of two general partners and generally owns 50% of the partnership and its joint venture partner generally owns 50%. The Company is responsible for 50% of the costs of new restaurants operated as Development Joint Ventures and the Company’s joint venture partner is responsible for the other 50%. The Company’s investments in these ventures are accounted for under the equity method, therefore the income derived from restaurants operated as Development Joint Ventures is presented in the line item “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Income.

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

RESTAURANT LOCATIONS

     The following table sets forth the location of each existing Outback Steakhouse as of December 31, 2002:

DOMESTIC DEVELOPMENT
DOMESTIC COMPANY	DOMESTIC COMPANY	UNAFFILIATED DOMESTIC	JOINT VENTURE
OWNED RESTAURANTS	OWNED RESTAURANTS	FRANCHISED RESTAURANTS	RESTAURANTS

Arizona(16)	Nevada(8)	Alabama(12)	Florida(1)
Arkansas(7)	New Hampshire(2)	Alaska(1)	Tennessee(1)
Colorado(14)	New Jersey(14)	California(57)	Pennsylvania(1)
Connecticut(6)	New Mexico(5)	Florida(2)
Delaware(2)	New York(23)	Idaho(5)
Florida(71)	North Carolina(30)	Mississippi(6)
Georgia(31)	North Dakota(1)	Montana(1)
Hawaii(6)	Ohio(28)	New York(4)
Illinois(18)	Oklahoma(8)	Oregon(8)
Indiana(16)	Pennsylvania(22)	Tennessee(2)
Iowa(4)	Rhode Island(1)	Washington(17)
Kansas(5)	South Carolina(17)
Kentucky(9)	South Dakota(2)
Louisiana(13)	Tennessee(14)
Maine(1)	Texas(55)
Maryland(17)	Utah(4)
Massachusetts(17)	Vermont(1)
Michigan(22)	Virginia(29)
Minnesota(9)	West Virginia(7)
Missouri(14)	Wisconsin(5)
Montana(1)	Wyoming(2)
Nebraska(3)

INTERNATIONAL
UNAFFILIATED INTERNATIONAL	COMPANY OWNED	INTERNATIONAL DEVELOPMENT
FRANCHISED RESTAURANTS	RESTAURANTS	JOINT VENTURE RESTAURANTS

Australia(1)	Cayman Islands(1)	Brazil(8)
Bahamas(1)	Hong Kong(3)	Philippines(1)
Canada(19)	Korea(23)
China(2)	Philippines(2)
Costa Rica(1)	Puerto Rico(3)
Dominican Republic(1)
Guam(1)
Indonesia(1)
Japan(7)
Malaysia(1)
Mexico(4)
Singapore(1)
Thailand(1)
United Kingdom(3)
Venezuela(1)

The following table sets forth the location of each existing Carrabba’s Italian Grill as of December 31, 2002:

COMPANY OWNED	COMPANY OWNED	DEVELOPMENT JOINT
RESTAURANTS	RESTAURANTS	VENTURE RESTAURANTS

Arizona(4) Colorado(6) Florida(33) Georgia(6) Indiana(3) Kansas(2) Kentucky(1) Massachusetts(2) Maryland(4)	Michigan(4) Missouri(1) Nebraska(1) New Jersey(4) New Mexico(1) Nevada(2) North Carolina(7) Ohio(3) Oklahoma(1) Pennsylvania(2) Texas(3) Utah(1) Virginia(3)	Alabama(2) Florida(5) Georgia(2) Kentucky(1) Ohio(4) South Carolina(3) Tennessee(3) Texas(9)

The following table sets forth the location of each existing Fleming’s Prime Steakhouse & Wine Bar as of December 31, 2002:

COMPANY OWNED
RESTAURANTS

Alabama(1) Arizona(3) California(4) Florida(1) Maryland(1) Nevada(1) Texas(3) Utah(1) Virginia(1)

The following table sets forth the location of each Roy’s as of December 31, 2002:

COMPANY OWNED	DEVELOPMENT JOINT	UNAFFILIATED DOMESTIC
RESTAURANTS	VENTURE RESTAURANTS	FRANCHISE

Arizona(1)	Georgia(1)	Illinois(1)
California(4)
Florida(3)
Maryland(1)
Nevada(2)
Pennsylvania(1)
Texas(2)

The following table sets forth the location of each Lee Roy Selmon’s as of December 31, 2002:

COMPANY OWNED
RESTAURANTS

Florida (1)

The following table sets forth the location of each Bonefish Grill as of December 31, 2002:

UNAFFILIATED
	DEVELOPMENT JOINT	DOMESTIC FRANCHISED
COMPANY OWNED	VENTURE RESTAURANTS	RESTAURANTS

Florida (8) North Carolina(1) Ohio(1) Virginia(1)	Florida(1)	Indiana(1) Kentucky(1) North Carolina(1)

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

GENERAL MANAGER PARTNER PROGRAM

     The general manager of each Company owned Outback and Carrabba’s restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Bonefish restaurant is required, as a condition of employment, to sign a seven-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required for Fleming’s to purchase a 2% interest and for Roy’s to purchase a 5% interest in the restaurant. The Company requires each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback, Carrabba’s and Bonefish and the 6% interest in Fleming’s and Roy’s has been fixed at $25,000, which may be refundable under certain conditions as defined in the employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. During the term of employment, each general manager is prohibited from selling or otherwise transferring his or her interest, and after the term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his or her interest to his or her employer or its general partners upon termination of employment on terms set forth in his or her employment agreement. The Company intends to continue the general manager investment program.

OWNERSHIP STRUCTURES

     The Company’s ownership interests in each of its restaurants are divided into two basic categories: (i) Company owned restaurants which are owned by general partnerships in which the Company is a general partner and owns a controlling financial interest or in which the Company exercises control while holding less than a majority ownership, and (ii) development joint ventures. The results of operations of Company owned restaurants are included in the Company’s Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

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

EMPLOYEES

     The Company employs approximately 59,000 persons, approximately 300 of whom are corporate personnel employed by Outback Steakhouse, Inc. Approximately 2,500 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 300 corporate employees, approximately 50 are in management and 250 are administrative or office employees. None of the Company’s employees is covered by a collective bargaining agreement.

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

     The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. The Act became effective in January 1992 with respect to public accommodation and July 1992 with respect to employment. Under the Act, the Company could be required to expend funds to modify its restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons.

ITEM 2. PROPERTIES

     Approximately 60% of the Company’s restaurants are located in leased space. In the future, the Company intends to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of the Company’s leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs. See pages 10-11 for listing of restaurant locations.

     The Company’s executive offices are located in approximately 93,000 square feet of leased space in Tampa, Florida, under a lease expiring in 2010.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on the Company’s financial position or result of operations and cash flows.

     The Company filed a report on Form 8-K with the Securities and Exchange Commission dated February 14, 2002 regarding threatened litigation and there has been no change in the status.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted for vote of security holders during the fourth quarter of 2002.

     Executive Officers of Registrant. Joseph J. Kadow, 46, who joined the Company in April 1994, serves as Senior Vice President, General Counsel and Secretary. Mr. Kadow serves at the pleasure of the Board of Directors. Information regarding other executive officers is incorporated by reference in the Registrant’s Proxy Statement dated March 28, 2003.

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

CORPORATE HEADQUARTERS

     Outback Steakhouse, Inc., 2202 North West Shore Boulevard, 5th Floor, Tampa, FL 33607

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

INDEPENDENT ACCOUNTANTS

     PricewaterhouseCoopers LLP, Tampa, Florida.

COMPANY NEWS

     The Company’s news releases, including quarterly earnings announcements, are available through the Company’s Toll Free Investor Hotline. To receive a faxed copy of recent news releases, call 1-877-733-6774. This service is available 24 hours a day, seven days a week. For additional Company information, visit the Company’s website at www.outback.com.

ANNUAL MEETING

     The Annual Meeting of Shareholders will be held on Wednesday, April 23, 2003 at 10:00 a.m. Eastern Daylight Savings Time at the a la Carte Event Pavilion, 4050-B Dana Shores Drive, Tampa, Florida 33634.

DIVIDEND POLICY

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

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998
	(restated) (4)	(restated) (4)	(restated) (4)	(restated) (4)	(restated) (4)

	(Dollar amounts in thousands, except per share data)
Statements of Income Data(1):
REVENUES
Restaurant sales	$2,342,826	$2,107,290	$1,888,322	$1,632,720	$1,392,587
Other revenues	19,280	19,843	17,684	13,293	10,024

TOTAL REVENUES	2,362,106	2,127,133	1,906,006	1,646,013	1,402,611

COSTS AND EXPENSES
Cost of sales	858,737	807,980	715,224	620,249	543,770
Labor and other related	572,229	507,824	450,879	387,006	327,261
Other restaurant operating	476,697	418,871	358,347	299,829	259,757
Distribution expense to employee partners, excluding stock expense	54,920	47,262	47,192	38,950	29,032
Employee partner stock buyout expense	4,499	5,471	8,275	9,964	5,936
Depreciation and amortization	73,294	64,831	54,895	48,181	39,082
General & administrative expenses	89,868	80,365	75,550	61,173	52,879
Provision for impaired assets and restaurant closings	5,281	4,558	—	5,493	—
Contribution for “Dine Out for America”	—	7,000	—	—	—
Loss (income) from operations of unconsolidated affiliates	(6,029)	(4,390)	(2,362)	(1,027)	(463)

	2,129,496	1,939,772	1,708,000	1,469,818	1,257,254

Income from operations	232,610	187,361	198,006	176,195	145,357
Other income (expense), net	(3,322)	(2,287)	(1,918)	(3,042)	(850)
Interest income	2,529	3,364	4,738	1,735	992
Interest expense	(1,317)	(926)	(288)	(319)	(2,349)

Income before elimination of minority partners’ interest and provision for income taxes	230,500	187,512	200,538	174,569	143,150
Elimination of minority partners’ interest	(966)	(4,195)	(2,196)	(702)	(425)

Income before provision for income taxes	231,466	191,707	202,734	175,271	143,575
Provision for income taxes	80,636	66,969	73,235	63,502	51,001

Income before cumulative effect of a change in accounting principle	150,830	124,738	129,499	111,769	92,574
Cumulative effect of a change in accounting principle (net of taxes)(3)	(740)	—	—	—	(4,880)

Net income	$150,090	$124,738	$129,499	$111,769	$87,694

	Years Ended December 31,

	2002	2001	2000	1999	1998
	(restated)(4)	(restated)(4)	(restated)(4)	(restated)(4)	(restated)(4)

	(Dollar amounts in thousands, except per share data)
Basic earnings per common share
Income before cumulative effect of change in accounting principle	$1.97	$1.63	$1.67	$1.45	$1.22
Cumulative effect of change in accounting principle (net of taxes)	(0.01)	—	—	—	(0.06)

Net income	$1.96	$1.63	$1.67	$1.45	$1.16

Diluted earnings per common share
Income before cumulative effect of change in accounting principle	$1.90	$1.59	$1.63	$1.41	$1.19
Cumulative effect of change in accounting principle (net of taxes)	(0.01)	—	—	—	(0.06)

Net income	$1.89	$1.59	$1.63	$1.41	$1.13

Pro forma net income(2)				$109,844	$86,329

Pro forma basic earnings per common share(2)				$1.42	$1.14

Pro forma diluted earnings per common share(2)				$1.39	$1.11

Basic weighted average number of common shares outstanding	76,734	76,632	77,470	77,089	75,702
Diluted weighted average number of common shares outstanding	79,312	78,349	79,232	79,197	77,484
Balance Sheet Data:
Working capital	$43,394	$25,093	$10,430	$9,284	$3,377
Total assets	1,352,832	1,200,868	982,496	819,093	696,696
Long-term debt	14,436	13,830	11,678	1,519	38,966
Interest of minority partners in consolidated partnerships	43,400	43,301	13,933	16,278	1,355
Stockholders’ equity	974,283	868,087	741,467	637,673	505,207
Cash dividends per share (quarterly dividend declared October 2002)	$0.12	—	—	—	—

(1)	All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.

(2)	In 1999, the Company issued shares of its Common Stock in a merger to acquire all of the outstanding shares of its New England franchisee which owned 17 Outback Steakhouses in Connecticut, Massachusetts, New Hampshire and Rhode Island. This merger was accounted for by the pooling-of-interests method using historical amounts and the amounts have been restated to give retroactive effect to the mergers for all periods presented.

(3)	In 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and in accordance with the transitional impairment provision of SFAS No. 142, the Company recorded the cumulative effect of a change in accounting principle of $740,000, net of taxes of approximately $446,000.

(4)	The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K/A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

At December 31, 2002, Outback Steakhouse, Inc. and Affiliates (the “Company”) restaurant system included the following:

OUTBACK	(DOMESTIC)	(INTERNATIONAL)	CARRABBA’S	FLEMING’S				CHEESEBURGER
STEAKHOUSE, INC.	OUTBACK	OUTBACK	ITALIAN	PRIME		LEE ROY	BONEFISH	IN
AND AFFILIATES	STEAKHOUSES	STEAKHOUSES	GRILLS	STEAKHOUSES	ROY’S	SELMON’S	GRILLS	PARADISE	TOTAL

Company owned	580	32	94	16	14	1	11	1	749
Development joint venture	3	9	29	—	1	—	1	—	43
Franchise	115	45	—	—	1	—	3	—	164

Total	698	86	123	16	16	1	15	1	956

     Company owned restaurants include restaurants owned by partnerships in which the Company is a general partner and joint ventures in which the Company is one of two members. The Company’s ownership interests in the parternships and joint ventures generally range from 51% to 90%. Company owned restaurants also includes restaurants owned by consolidated ventures in which the Company has less than a majority ownership. The Company consolidates these ventures because the Company controls the executive committee (which functions as a board of directors) or has control through representation on the committee by related parties and the Company is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the partners in the consolidated ventures have been funded by loans to the partners either directly from the Company, or from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partners’ membership interests. As a result of the Company’s controlling financial interest in these ventures, they are included in Company owned restaurants. The Company is responsible for 50% of the costs of new restaurants operated under these consolidated joint ventures and the Company’s joint venture partner is responsible for the other 50%. The Company’s joint venture partners in consolidated joint ventures fund their portion of the costs of new restaurants through loans from the Company or through a line of credit that the Company guarantees (see Liquidity and Capital Resources). The results of operations of Company owned restaurants are included in the consolidated operating results of the Company. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”

     Development Joint Venture restaurants are organized as general partnerships and joint ventures in which the Company is one of two general partners and generally owns 50% of the partnership and its joint venture partner generally owns 50%. The Company is responsible for 50% of the costs of new restaurants operated as Development Joint Ventures and the Company’s joint venture partner is responsible for the other 50%. The Company’s investments in these ventures are accounted for under the equity method, therefore the income derived from restaurants operated as Development Joint Ventures is presented in the line item “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Income.

     The Company derives no direct income from operations of franchised restaurants other than initial franchise fees and royalties, which are included in the Company’s “Other revenues.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Comparisons to reported amounts for 2002 are based upon restated results as discussed in Note 1 of the Notes to Consolidated Financial Statements. The following tables set forth, for the periods indicated: (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)(2)	(restated)(2)	(restated)(2)

STATEMENTS OF INCOME DATA:
Revenues:
Restaurant sales	99.2%	99.1%	99.1%
Other revenues	0.8	0.9	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of sales (1)	36.7	38.3	37.9
Labor and other related (1)	24.4	24.1	23.9
Other restaurant operating (1)	20.3	19.9	19.0
Distribution expense to employee partners, excluding stock expense	2.3	2.2	2.5
Employee partner stock buyout expense	0.2	0.3	0.4
Depreciation and amortization	3.1	3.0	2.9
General and administrative	3.8	3.8	4.0
Provision for impaired assets and restaurant closings	0.2	0.2	—
Contribution for “Dine Out for America”	—	0.3	—
Income from operations of unconsolidated affiliates	(0.3)	(0.2)	(0.1)
Total costs and expenses	90.2	91.2	89.6
Income from operations	9.8	8.8	10.4
Other income (expense), net	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	0.2
Interest expense	(* )	(* )	(* )
Income before elimination of minority partners’ interest and provision for income taxes	9.8	8.8	10.5
Elimination of minority partners’ interest	(* )	(0.2)	(0.1)

Income before provision for income taxes	9.8	9.0	10.6
Provision for income taxes	3.4	3.1	3.8

Income before cumulative effect of a change in accounting principle	6.4	5.9	6.8
Cumulative effect of a change in accounting principle	(* )	—	—

Net income	6.4%	5.9%	6.8%

(1)	As a percentage of restaurant sales.

(2)	The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K/A.

(*)	Less than 1/10 of one percent.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     System-wide sales grew by 11.0%, to $2,910,000,000, for 2002 and by 12.5%, to $2,621,000,000, for 2001 as compared to $2,329,000,000 for 2000. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under the Company’s brand names, whether the Company owns them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

OUTBACK STEAKHOUSE, INC. RESTAURANT SALES (in millions):
Outback Steakhouses	$1,978	$1,848	$1,698
Carrabba’s Italian Grills	253	204	169
Other restaurants	112	55	21

Total Company-owned restaurant sales	$2,343	$2,107	$1,888

     The following information presents sales for the franchised and unconsolidated development joint venture restaurants. These are restaurants that are not owned by the Company and from which the Company only receives a franchise royalty or a portion of their total net income. Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percent of sales. Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

     These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of the changes in the restaurant system, which the Company believes is important information regarding the health of its restaurant brands.

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$377	$358	$318
International	88	81	75

Total	465	439	393

Carrabba’s Italian Grills	90	72	48
Other restaurants	12	3	—

Total franchise and development joint venture sales	$567	$514	$441

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

     LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased as a percentage of restaurant sales by 0.3% to 24.4% in 2002 as compared with 24.1% in 2001. The increase resulted from higher employee health insurance costs, higher hourly employee bonuses, lower average unit volumes at Outback Steakhouse and an increase in the proportion of new restaurant formats which have higher average labor costs than domestic Outback Steakhouses and Carrabba’s Italian Grills. Labor and other related expenses increased as a percentage of restaurant sales by 0.2% to 24.1% in 2001 as compared with 23.9% in 2000. The increase was attributable to higher hourly wage rates resulting from a competitive labor market, additional expenses related to enhanced employee health benefits and a new hourly employee bonus program.

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

     DISTRIBUTION EXPENSE TO EMPLOYEE PARTNERS, EXCLUDING STOCK EXPENSE. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs as a percentage of total revenues increased 0.1% to 2.3% in 2002, compared with 2.2% in 2001. The increase was attributable to increased overall restaurant operating margins across the consolidated brands, offset by fewer cash buyouts of managing partners occurring in 2002 compared to 2001. Distribution expense to employee partners decreased 0.3% as a percentage of total revenues to 2.2% in 2001 compared to 2.5% in 2000. The decrease reflects a decline in overall restaurant operating margins and decreased distributions to area operating partners as a result of buyouts of their interests in their restaurants.

     EMPLOYEE PARTNER STOCK BUYOUT EXPENSE. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights in the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense as a percentage of total revenues decreased 0.1% to 0.2% of total revenues in 2002, compared with 0.3% in 2001. Employee partner stock buyout expense also decreased 0.1% to 0.3% in 2001, compared with 0.4% in 2000. Decreases in expense as a result of increased buyouts of existing restaurants in each period were offset by increased overall restaurant operating margins across the consolidated brands and increased expenses due to new restaurants opened by area operating partners.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 0.1% as a percentage of total revenues to 3.1% in 2002 compared with 3.0% in 2001. The impact of reduced amortization expense due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” was offset by higher depreciation costs. The increase in depreciation costs primarily resulted from additional depreciation related to new unit development and to higher depreciation costs for new restaurant formats which have higher average construction costs than Outback Steakhouse and Carrabba’s Italian Grills. Lower average unit volumes at Outback Steakhouse also contributed to depreciation costs increasing as a percentage of total revenues. Depreciation and amortization costs increased by 0.1% of total revenues to 3.0% in 2001, as compared with 2.9% in 2000. The increase primarily resulted from additional depreciation related to new unit development, “Take-away” room additions, and new restaurant formats, which have higher than average construction costs than Outback Steakhouse and Carrabba’s Italian Grills.

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

     PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during 2002 the Company recorded a pre-tax charge to earnings of $5,281,000 which primarily is related to the closing of one Outback Steakhouse and one Roy’s restaurant and to the reduction in the carrying value of three Outback Steakhouses and one Carrabba’s Italian Grill. (Refer to Impairment of Long-Lived Assets measurement discussion in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.) In 2001, the Company recorded a pre-tax charge to earnings of $4,558,000 for the provision for impaired assets related to restaurant closings, severance and other associated costs. The provision related to the closing of three Outback Steakhouse and two Zazarac restaurants. (See Note 17 of Notes to Consolidated Financial Statements.) See “Liquidity and Capital Resources” for a discussion of the Company’s expansion strategy.

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

     INCOME FROM OPERATIONS OF UNCONSOLIDATED AFFILIATES. Income from operations of unconsolidated affiliates represents the Company’s portion of net income from restaurants operated as Development Joint Ventures. Income from Development Joint Ventures was $6,029,000 in 2002 as compared to $4,390,000 in 2001 and $2,362,000 in 2000. These increases primarily were attributable to additional stores operating as Development Joint Ventures in each successive year and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during 2002.

     INCOME FROM OPERATIONS. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provision for impaired assets and restaurant closings in 2002 and 2001, and the 2001 “Dine Out for America” contribution, income from operations increased by $45,249,000 to $232,610,000 in 2002 as compared to $187,361,000 in 2001 and decreased by $10,645,000 to $187,361,000 in 2001, as compared with $198,006,000 in 2000.

     OTHER INCOME (EXPENSE), NET. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $3,322,000 in 2002 compared with net other expense of $2,287,000 in 2001. The increase in the net expense primarily resulted from a decrease of approximately $1,580,000 in the cash surrender values of certain life insurance policies during 2002. The increase in net other expense is also attributable to the Company’s portion of losses associated with the operation of Kentucky Speedway, and costs associated with a non-restaurant subsidiary, partially offset by a gain of approximately $500,000 on the sale of an airplane during 2002. Net other expense was $2,287,000 in 2001 compared with net other expense of $1,918,000 in 2000. The increase in the net expense resulted from a decrease in the cash surrender value of life insurance policies for key executives partially offset by the impact of the divestiture of a non-restaurant subsidiary.

     INTEREST INCOME. Interest income was $2,529,000 in 2002 as compared with interest income of $3,364,000 in 2001 and interest income of $4,738,000 in 2000. The decrease in interest income resulted from lower interest rates on short term investments during 2002 compared with 2001 and 2000. The year-to-year changes in interest income resulted from changes in cash balances and short-term interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2002, 2001 AND 2000

     INTEREST EXPENSE. Interest expense was $1,317,000 in 2002 as compared with interest expense of $926,000 in 2001 and interest expense of $288,000 in 2000. The increase in interest expense resulted from higher average debt balances on borrowings used to support Outback Steakhouse’s international operations during 2002 compared with 2001 and 2000. The year-to-year changes in interest expense resulted from changes in short term interest rates, changes in borrowing needs as funds were expended to finance the construction of new restaurants and fluctuations in interest rates on the Company’s lines of credit. (See Note 7 of Notes to Consolidated Financial Statements.)

     ELIMINATION OF MINORITY PARTNERS’ INTEREST. This item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests of minority partners. As a percentage of revenues, these loss allocations were less than 1/10 of one percent in 2002, and 0.2%, and 0.1%, in 2001 and 2000, respectively. The ratio for 2002 increased by 0.2% of sales reflecting improved performance in and the ability to spread general and administrative costs among a greater number of new format restaurants. The ratio for 2001 decreased by 0.1% of sales, reflecting additional startup costs in new format restaurants.

     PROVISION FOR INCOME TAXES. The provision for income taxes in all three years presented reflects expected income taxes due at the federal statutory rate and state income tax rates, net of the federal benefit. The effective tax rate was 34.8% in 2002, 34.9% in 2001 and 36.1% in 2000. The decrease in the effective tax rate in each year resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tip credits the Company was able to utilize in 2001. Approximately 50% of the Company’s international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provision of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption has been made effective as of the beginning of 2002. The cumulative effect of the change in accounting principle was approximately $740,000, net of taxes of approximately $446,000 during the year ended December 31, 2002. Basic and diluted earnings per share were both reduced by $0.01 due to the impact of the change in accounting principle.

     NET INCOME AND EARNINGS PER COMMON SHARE. Net income for 2002 was $150,090,000, an increase of 20.3% over net income of $124,738,000 in 2001. Net income for 2001 was $124,738,000, a decrease of 3.7% over net income of $129,499,000 in 2000. Basic earnings per common share increased to $1.96 for 2002 from basic earnings per share of $1.63 in 2001. Diluted earnings per common share increased to $1.89 for 2002 from diluted earnings per common share of $1.59 in 2001. Basic earnings per common share decreased to $1.63 for 2001 from basic earnings per common share of $1.67 in 2000. Diluted earnings per common share decreased to $1.59 for 2001 from diluted earnings per common share of $1.63 in 2000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows for the last three fiscal years (in thousands):

	2002	2001	2000

Net cash provided by operating activities	$294,000	$192,980	$204,947
Net cash used in investing activities	(168,066)	(233,662)	(145,819)
Net cash (used in) provided by financing activities	(54,284)	25,006	(20,147)

Net increase (decrease) in cash	$71,650	$(15,676)	$38,981

     The Company requires capital principally for the development of new restaurants, remodeling older restaurants and investment in technology. The Company also requires capital to pay dividends to Common Stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). Capital expenditures totaled approximately $181,798,000, $201,039,000 and $139,893,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company either leases its restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or builds free standing restaurants where it is cost effective. As of December 31, 2002, there were approximately 290 restaurants developed on land which was owned by the Company. (See Note 12 of Notes to Consolidated Financial Statements.) The Company also utilizes capital to repurchase the Company’s Common Stock as part of an ongoing share repurchase program.

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

     In connection with the realignment of the Company’s international operations, the Company expects to merge the interests of its franchisee operating restaurants in Japan into a new Japanese corporation which will be majority owned by the Company and which will have responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, the Company expects to become directly liable for the debt which it now guarantees, which totaled approximately $16,953,000, with a potential maximum of $20,000,000, as of December 31, 2002, referred to above and in Note 7 of Notes to Consolidated Financial Statements. As part of this transaction, the Company also expects to invest approximately $2,000,000 in equity in addition to the assumption of the bank debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LONG TERM DEBT

     At December 31, 2002, the Company had two uncollateralized lines of credit totaling $140,000,000. Approximately $4,042,000 is committed for the issuance of letters of credit, of which $3,850,000 is required by insurance companies that underwrite the Company’s workers compensation insurance. As of December 31, 2002, the Company had borrowed $10,000,000 on the line of credit to finance the development of new restaurants. The revolving line of credit contains certain restrictions and conditions as defined in the agreement which requires the Company to maintain net worth of $563,865,000 as of December 31, 2002, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At December 31, 2002, the Company was in compliance with all of the above debt covenants. See Note 7 of Notes to Consolidated Financial Statements.

     The Company has notes payable with banks bearing interest at rates ranging from 6.5% to 6.75% to support the Company’s Korean operations. As of December 31, 2002, the outstanding balance was approximately $16,353,000.

DEBT GUARANTEES

     The Company is the guarantor of two uncollateralized lines of credit that permit borrowing of up to $20,000,000 for its franchisee operating Outback Steakhouses in Japan. At December 31, 2002, the borrowings totaled approximately $16,953,000. See Note 12 of Notes to Consolidated Financial Statements.

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

     The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for Kentucky Speedway (“Speedway”) in which the Company has a 22.2% equity interest and at which the Company operates catering and concession facilities. At December 31, 2002, the outstanding balance on the note was approximately $68,000,000. The Company’s investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” Speedway has not yet reached its operating break-even point. Accordingly, the Company has made two additional working capital contributions of $667,000 in December 2001 and $444,000 in July 2002, in addition to its original investment. The Company anticipates that it may need to make additional contributions for its pro rata portion of future losses, if any.

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

     The Company expects that its working capital and capital expenditure requirements through the next 12 months will be met by cash flow from operations and, to the extent needed, advances on its credit line. (See Note 7 of Notes to Consolidated Financial Statements.)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period (see Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, on an annual basis, the Company reviews the recoverability of such assets described above. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

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

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE

     Area operating partners are required to purchase a 4-9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement. Under the terms of these partners’ employment agreements, the Company has the option to purchase their interest after a five-year period under the conditions of the agreement. The Company estimates future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are completed primarily through issuance of the Company’s Common Stock to the partner equivalent to the fair value of their interest. In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of consolidated ventures in which the Company has a less than majority ownership. The Company consolidates these ventures because the Company controls the board of directors or has control through representation on the board by related parties and the Company is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from the Company, or from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partners’ membership interests. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the consolidated entity, is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”

OUTLOOK

     The following discussion of the Company’s future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s expectations or belief concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should” and similar expressions. The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” on pages 33 and 34.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,

	2002	2001
	(restated)	(restated)

ASSETS
Current Assets
Cash and cash equivalents	$187,578	$115,928
Short term investments	20,576	20,310
Inventories	34,637	38,775
Deferred income tax asset	12,105	11,320
Other current assets	31,386	31,347

Total current assets	286,282	217,680
Property, fixtures and equipment, net	915,022	813,065
Investments in and advances to unconsolidated affiliates, net	38,180	46,150
Goodwill, net	46,337	37,868
Other assets	67,011	86,105

	$1,352,832	$1,200,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,519	$47,179
Sales taxes payable	16,205	13,096
Accrued expenses	70,127	59,414
Unearned revenue	68,926	60,135
Income taxes payable	15,647	—
Current portion of long-term debt	17,464	12,763

Total current liabilities	242,888	192,587
Partner deposit and accrued buyout liability	55,720	47,917
Deferred income taxes	15,916	10,646
Long-term debt	14,436	13,830
Other long-term liabilities	6,189	24,500

Total liabilities	335,149	289,480

Commitments and contingencies (notes 7 and 12)
Interest of minority partners in consolidated partnerships	43,400	43,301

Stockholders’ Equity
Common Stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,554 shares issued; and 75,880 and 76,913 outstanding as of December 31, 2002 and 2001, respectively	788	786
Additional paid-in capital	240,083	223,167
Retained earnings	820,360	686,138

	1,061,231	910,091
Less Treasury Stock, 2,870 shares and 1,641 shares at December 31, 2002 and 2001, respectively, at cost	(86,948)	(42,004)

Total stockholders’ equity	974,283	868,087

	$1,352,832	$1,200,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Revenues
Restaurant sales	$2,342,826	$2,107,290	$1,888,322
Other revenues	19,280	19,843	17,684

Total revenues	2,362,106	2,127,133	1,906,006

Costs and expenses
Cost of sales	858,737	807,980	715,224
Labor and other related	572,229	507,824	450,879
Other restaurant operating	476,697	418,871	358,347
Distribution expense to employee partners, excluding stock expense	54,920	47,262	47,192
Employee partner stock buyout expense	4,499	5,471	8,275
Depreciation and amortization	73,294	64,831	54,895
General and administrative	89,868	80,365	75,550
Provision for impaired assets and restaurant closings	5,281	4,558	—
Contribution for “Dine Out for America”	—	7,000	—
Income from operations of unconsolidated affiliates	(6,029)	(4,390)	(2,362)

	2,129,496	1,939,772	1,708,000

Income from operations	232,610	187,361	198,006
Other income (expense), net	(3,322)	(2,287)	(1,918)
Interest income	2,529	3,364	4,738
Interest expense	(1,317)	(926)	(288)

Income before elimination of minority partners’ interest and provision for income taxes	230,500	187,512	200,538
Elimination of minority partners’ interest	(966)	(4,195)	(2,196)

Income before provision for income taxes	231,466	191,707	202,734
Provision for income taxes	80,636	66,969	73,235

Income before cumulative effect of a change in accounting principle	150,830	124,738	129,499
Cumulative effect of a change in accounting principle (net of taxes)	(740)	—	—

Net income	$150,090	$124,738	$129,499

Basic Earnings Per Common Share
Income before cumulative effect of a change in accounting principle	$1.97	$1.63	$1.67
Cumulative effect of a change in accounting principle (net of taxes)	(0.01)	—	—

Net income	$1.96	$1.63	$1.67

Basic weighted average number of common shares outstanding	76,734	76,632	77,470

Diluted Earnings Per Common Share
Income before cumulative effect of a change in accounting principle	$1.90	$1.59	$1.63
Cumulative effect of a change in accounting Principle	(0.01)	—	—

Net income	$1.89	$1.59	$1.63

Diluted weighted average number of common shares outstanding	79,312	78,349	79,232

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	COMMON	COMMON	ADDITIONAL
	STOCK	STOCK	PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL

Balance, December 31, 1999, as restated	77,404	$775	$194,966	$445,378	$(3,445)	$637,674
Issuance of Common Stock	995	10	20,290	—	—	20,300
Purchase of Treasury Stock	(1,980)	—	—	—	(48,615)	(48,615)
Reissuance of Treasury Stock	213	—	—	(4,131)	5,941	1,810
Stock option compensation expense	—	—	800	—	—	800
Net income, as restated	—	—	—	129,499	—	129,499

Balance, December 31, 2000, as restated	76,632	785	216,056	570,746	(46,119)	741,468
Issuance of Common Stock	40	1	6,107	—	—	6,108
Purchase of Treasury Stock	(1,210)	—	—	—	(31,250)	(31,250)
Reissuance of Treasury Stock	1,451	—	—	(9,346)	35,365	26,019
Stock option compensation expense	—	—	1,004	—	—	1,004
Net income, as restated	—	—	—	124,738	—	124,738

Balance, December 31, 2001, as restated	76,913	786	223,167	686,138	(42,004)	868,087
Issuance of Common Stock	196	2	15,578	—	—	15,580
Purchase of Treasury Stock	(2,691)	—	—	—	(81,650)	(81,650)
Reissuance of Treasury Stock	1,462	—	—	(6,767)	36,706	29,939
Dividends ($0.12 per share)	—	—	—	(9,101)	—	(9,101)
Stock option compensation expense	—	—	1,338	—	—	1,338
Net income, as restated	—	—	—	150,090	—	150,090

Balance, December 31, 2002, as restated	75,880	$788	$240,083	$820,360	$(86,948)	$974,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Cash flows from operating activities:
Net income	$150,090	$124,738	$129,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,294	62,712	52,946
Amortization	—	2,119	1,949
Employee partner stock buyout expense	4,499	5,471	8,275
Provision for impaired assets and restaurant closings	5,281	4,558	—
Cumulative effect of a change in accounting principle	740	—	—
Minority partners’ interest in consolidated partnerships’ income	(966)	(4,195)	(2,196)
Income from operations of unconsolidated affiliates	(6,029)	(4,390)	(2,362)
Change in assets and liabilities:
Decrease (increase) in inventories	4,138	(10,904)	(1,783)
(Increase) decrease in other current assets	(39)	(7,275)	1,928
Decrease (increase) in goodwill and other assets	511	4,827	(24,296)
Increase in accounts payable, sales taxes payable and accrued expenses	21,162	20,288	21,632
Increase (decrease) in partner deposit and accrued buyout liability	3,304	(1,279)	4,034
Increase in unearned revenue	8,791	5,677	9,270
Increase (decrease) in income taxes payable	24,227	(13,621)	3,455
Increase in deferred income taxes	5,823	4,254	3,096
Decrease in other long-term liabilities	(826)	—	(500)

Net cash provided by operating activities	294,000	192,980	204,947

Cash flows from investing activities:
Purchase of investment securities	(10,101)	(20,310)	—
Maturity of investment securities	9,835	—	—
Capital expenditures	(181,798)	(201,039)	(139,893)
Payments from unconsolidated affiliates	3,795	7,334	841
Distributions to unconsolidated affiliates	(7,626)	(5,264)	(2,707)
Investments in and advances to unconsolidated affiliates, net	17,829	(14,383)	(4,060)

Net cash used in investing activities	(168,066)	(233,662)	(145,819)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	—	—	13,315
Proceeds from issuance of long-term debt	6,511	20,329	15,400
Proceeds from minority partners’ contributions	5,727	22,819	995
Distributions to minority partners	(3,289)	(2,539)	(1,144)
Repayments of long-term debt	(1,204)	(10,372)	(1,908)
Dividends paid	(9,101)	—	—
Payments for purchase of Treasury Stock	(81,650)	(31,250)	(48,615)
Proceeds from reissuance of Treasury Stock	28,722	26,019	1,810

Net cash (used in) provided by financing activities	(54,284)	25,006	(20,147)

Net increase (decrease) in cash and cash equivalents	71,650	(15,676)	38,981
Cash and cash equivalents at the beginning of the year	115,928	131,604	92,623

Cash and cash equivalents at the end of the year	$187,578	$115,928	$131,604

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,457	$688	$215
Cash paid for income taxes	$42,958	$79,536	$68,095
Supplemental disclosures of non-cash items:
Asset/liabilities of business transferred under contractual arrangements	$(17,485)	$22,000	—
Purchase of minority partners and employee partners’ interests in cash flows of their restaurants	$8,217	$13,608	$6,985

See Notes 6, 13 and 14 for non-cash activity.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

     In connection with a review of the Company’s periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”), the Company is restating its Consolidated Financial Statements for the quarters ended June 30, 2003 and March 31, 2003 and for the years ended December 31, 2002, 2001 and 2000.

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

     As a result of the review of the Company’s periodic filings by the Staff, the Company is restating its Consolidated Financial Statements as noted above and is accounting for these arrangements under the general managers’ and area operating partners’ programs as compensation arrangements. Accordingly, amounts received from the Company’s general managers and area operating partners have now been recorded as other long-term liabilities. Payments made pursuant to both programs are now recognized as compensation expense in the period earned by the general managers and the area operating partners and included in the line “Distribution expense to employee partners, excluding stock expense” in the Consolidated Statements of Income. The Company now estimates future purchases of its area operating partners’ cash flow interests using current information on store performance to calculate and record a liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets, with associated expenses in the line “Employee partner stock buyout expense” in the Consolidated Statements of Income.

     The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are summarized below.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Year Ended December 31, 2002		Year Ended December 31, 2001

	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Statement of Income Data:
Distribution expense to employee partners, excluding stock expense	$—	$54,920	$—	$47,262
Employee partner stock buyout expense	—	4,499	—	5,471
Depreciation & amortization	75,691	73,294	69,002	64,831
Income from operations of unconsolidated affiliates	(6,180)	(6,029)	(4,517)	(4,390)
Total costs and expenses	2,072,323	2,129,496	1,891,083	1,939,772
Income from operations	289,783	232,610	236,050	187,361
Income before elimination of minority partners’ interest and income taxes	287,673	230,500	236,201	187,512
Elimination of minority partners’ interest	39,546	(966)	30,373	(4,195)
Income before provision for income taxes	248,127	231,466	205,828	191,707
Provision for income taxes	87,341	80,636	72,451	66,969
Income before cumulative effect of a change in accounting principle	160,786	150,830	133,377	124,738
Cumulative effect of a change in accounting principle (net of taxes)	(4,422)	(740)	—	—
Net income	156,364	150,090	133,377	124,738
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.10	$1.97	$1.74	$1.63
Cumulative effect of a change in accounting principle (net of taxes)	(0.06)	(0.01)	—	—
Net income	$2.04	$1.96	$1.74	$1.63
Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$2.03	$1.90	$1.70	$1.59
Cumulative effect of a change in accounting principle (net of taxes)	(0.06)	(0.01)	—	—
Net income	$1.97	$1.89	$1.70	$1.59

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2000

	As previously	As
	reported	restated

Selected Statement of Income Data:
Distribution expense to employee partners, excluding stock expense	$—	$47,192
Employee partner stock buyout expense	—	8,275
Depreciation & amortization	58,109	54,895
Income from operations of unconsolidated affiliates	(2,457)	(2,362)
Total costs and expenses	1,655,652	1,708,000
Income from operations	250,354	198,006
Income before elimination of minority partners’ interest and income taxes	252,886	200,538
Elimination of minority partners’ interest	33,884	(2,196)
Income before provision for income taxes	219,002	202,734
Provision for income taxes	77,872	73,235
Income before cumulative effect of a change in accounting principle	141,130	129,499
Cumulative effect of a change in accounting principle (net of taxes)	—	—
Net income	141,130	129,499
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$1.82	$1.67
Cumulative effect of a change in accounting principle (net of taxes)	—	—
Net income	$1.82	$1.67
Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$1.78	$1.63
Cumulative effect of a change in accounting principle (net of taxes)	—	—
Net income	$1.78	$1.63

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table reflects the effect of the restatement on the Consolidated Balance Sheets (in thousands):

	December 31, 2002		December 31, 2001

	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$38,667	$38,180	$46,485	$46,150
Goodwill	85,842	46,337	80,074	37,868
Other assets and intangible assets, net	75,867	67,011	91,764	86,105
Total assets	1,389,575	1,352,832	1,237,748	1,200,868
Accrued expenses	66,360	70,127	56,587	59,414
Total current liabilities	239,121	242,888	189,760	192,587
Partner deposit and accrued buyout liability	—	55,720	—	47,917
Deferred income tax liability	35,365	15,916	22,878	10,646
Total liabilities	295,111	335,149	250,968	289,480
Interest of minority partners in consolidated partnerships	41,488	43,400	44,936	43,301
Additional paid-in capital	236,226	240,083	220,648	223,167
Retained earnings	902,910	820,360	762,414	686,138
Total stockholders’ equity	1,052,976	974,283	941,844	868,087
Total liabilities and stockholders’ equity	1,389,575	1,352,832	1,237,748	1,200,868

     The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000

	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated

Selected Cash Flow Data:
Net income	$156,364	$150,090	$133,377	$124,738	$141,130	$129,499
Amortization	2,403	—	6,290	2,119	5,163	1,949
Employee partner stock buyout expense	—	4,499	—	5,471	—	8,275
Cumulative effect of a change in accounting principle (net of taxes)	4,422	740	—	—	—	—
Minority partners’ interest in consolidated partnerships’ income	39,546	(966)	30,373	(4,195)	33,884	(2,196)
Income from operations of unconsolidated affiliates	(6,180)	(6,029)	(4,517)	(4,390)	(2,457)	(2,362)
(Increase) decrease in goodwill, other assets and intangible assets, net	(6,064)	511	(7,378)	4,827	(34,265)	(24,296)
Increase in accounts payable, sales taxes payable and accrued expenses	20,222	21,162	21,033	20,288	21,052	21,632
Increase (decrease) in partner deposit and accrued buyout liability	—	3,304	—	(1,279)	—	4,034
Increase in deferred income taxes	12,487	5,823	8,496	4,254	9,723	3,096
Net cash provided by operating activities	338,060	294,000	228,821	192,980	239,546	204,947
Proceeds from minority partners’ contributions	14,344	5,727	27,178	22,819	4,450	995
Distributions to minority partners	(55,966)	(3,289)	(42,739)	(2,539)	(39,198)	(1,144)
Net cash (used in) provided by financing activities	(98,344)	(54,284)	(10,835)	25,006	(54,746)	(20,147)

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of consolidated ventures in which the Company has a less than majority ownership. The Company consolidates these ventures because the Company controls the board of directors or has control through representation on the board by related parties and is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from the Company, or from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partners’ membership interests. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the consolidated entity, is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority partners’ interest.” All material intercompany balances and transactions have been eliminated.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     EMPLOYEE PARTNER STOCK BUYOUT EXPENSE — Area operating partners are required to purchase a 4-9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement. Under the terms of these partners’ employment agreements, the Company has the option to purchase their interest after a five-year period under the conditions of the agreement. The Company estimates future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are completed primarily through issuance of the Company’s Common Stock to the partner equivalent to the fair value of their interest. In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Net income	$150,090	$124,738	$129,499
Stock-based employee compensation expense included in net income, net of related tax effects	3,325	4,781	7,841
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(14,262)	(11,695)	(13,133)

Pro forma net income	$139,153	$117,824	$124,207

Earnings per common share:
Basic	$1.96	$1.63	$1.67

Basic-pro forma	$1.81	$1.54	$1.60

Diluted	$1.89	$1.59	$1.63

Diluted-pro forma	$1.75	$1.50	$1.57

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     In connection with the adoption of SFAS No. 142, the Company completed the transitional impairment testing of goodwill during the six months ended June 30, 2002. The adoption has been made effective as of the beginning of the Company’s current fiscal year. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying value. Fair value was determined by the assessment of future discounted cash flows. The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $740,000, net of taxes of approximately $446,000, during the six month period ended June 30, 2002, as restated. In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Income for the six month period ended June 30, 2002.

     The following table represents net income and earnings per share for prior periods had SFAS No. 142 been in effect for those periods (in thousands except per share data, unaudited):

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Reported income before cumulative effect of a change in accounting principle	$150,830	$124,738	$129,499
Add back: Goodwill amortization, net of taxes	—	2,119	1,949

Adjusted income before cumulative effect of a change in accounting principle	150,830	126,857	131,448
Cumulative effect of a change in accounting principle (net of taxes)	(740)	—	—

Adjusted net income	$150,090	$126,857	$131,448

Basic earnings per share
Reported income before cumulative effect of a change in accounting principle	$1.97	$1.63	$1.67
Add back: Goodwill amortization, net of taxes	—	0.03	0.03

Adjusted income before cumulative effect of a change in accounting principle	1.97	1.66	1.70
Cumulative effect of a change in accounting principle (net of taxes)	(0.01)	—	—

Adjusted net income	$1.96	$1.66	$1.70

Diluted earnings per share
Reported income before cumulative effect of a change in accounting principle	$1.90	$1.59	$1.63
Add back: Goodwill amortization, net of taxes	—	0.03	0.03

Adjusted income before cumulative effect of a change in accounting principle	1.90	1.62	1.66
Cumulative effect of a change in accounting principle (net of taxes)	(0.01)	—	—

Adjusted net income	$1.89	$1.62	$1.66

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

     “Accounting for Stock-Based Compensation — Transition and Disclosure”

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” This standard amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of a company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after December 15, 2002. (See Stock Based Compensation discussion within this note.)

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

     The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) are currently consolidated. These ventures would be considered variable interest entities under the provisions of FIN 46, and the Company believes it will continue to consolidate them upon adoption of that interpretation. The LLC and the Roy’s JV restaurant systems consist of approximately 13 and 11 restaurants, respectively, as of December 31, 2002. The Company’s maximum exposure to loss as a result of its involvement with the LLC is estimated to be the investment in the LLC and outstanding loans to its partner in the LLC (see Note 6 of Notes to Consolidated Financial Statements) and totals approximately $33,118,000 at December 31, 2002. The Company’s maximum exposure to loss as a result of its involvement with the Roy’s JV is estimated to be the investment in the Roy’s JV and the outstanding debt guarantee on a line of credit for the Company's partner in the Roy’s JV (see Note 7 of Notes to the Consolidated Financial Statements) and totals approximately $40,595,000 at December 31, 2002.

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

     The Company has a minority investment in an unconsolidated affiliate in which we have a 22.22% equity interest and for which we operate catering and concession facilities. Additionally, the Company guarantees a portion of the affiliate’s debt (see Note 7 of Notes to Consolidated Financial Statements). Although the Company holds an interest in this variable interest entity, it is currently believed that the Company is not the primary beneficiary of this entity and therefore will not consolidate its results upon adoption of FIN 46.

     The Company is a franchisor of 164 restaurants and is currently assessing the impact of FIN 46 on the status of those franchisees as variable interest entities. As of the date of this filing, the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FASB Staff Positions (“FSPs”) relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of its concepts. The Company does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. However, the Company does guarantee an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 7 of Notes to Consolidated Financial Statements). Depending on the final adoption provisions and interpretations of FIN 46, the Company may be required to consolidate certain of its franchisees, which could have a material effect on the Consolidated Financial Statements, and the Company is unable to quantify the total impact as of the date of this filing.

3.	OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Deposits (including income tax deposits)	$4,911	$9,275
Accounts receivable	8,614	7,710
Accounts receivable — franchisees	2,920	3,560
Prepaid expenses	14,255	8,212
Other current assets	686	2,590

	$31,386	$31,347

4.	PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Land	$166,600	$158,314
Buildings and building improvements	454,682	382,793
Furniture and fixtures	119,450	99,767
Equipment	295,718	238,285
Leasehold improvements	201,975	185,623
Construction in progress	30,992	35,464
Accumulated depreciation	(354,395)	(287,181)

	$915,022	$813,065

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	GOODWILL

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (in thousands):

(restated)

December 31, 2001	$37,868
Acquisitions	9,655
Transition impairment	(1,186)

December 31, 2002	$46,337

(See Note 2 of Notes to Consolidated Financial Statements.)

6.	OTHER ASSETS

Other assets consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Other assets	$43,157	$42,885
Liquor licenses, net of accumulated amortization of $3,024 and $2,484, respectively	8,854	8,720
Assets of business transferred under contractual agreement	—	15,500
Deferred license fee	15,000	19,000

	$67,011	$86,105

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

     During 2002, the licensee made additional payments towards amounts due under the licensing agreement. Accordingly, based upon meeting certain criteria pursuant to the applicable accounting provisions, the Company reduced the net book value of the assets subject to the licensing agreement with the deferred gain associated with the transaction. No gain has been recognized on the transaction and the remaining deferred gain associated with future licensing fees under the licensing agreement will not be recognized until such time as the amounts due under the licensing agreement are realized. (See Note 9 of Notes to Consolidated Financial Statements.)

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	OTHER ASSETS (CONTINUED)

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

7.	LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Revolving line of credit, interest at 2.39% and 3.67% at December 31, 2002 and 2001, respectively	$10,000	$10,000
Other notes payable, uncollateralized, interest at rates ranging from 3.07% to 6.75% and 4.40% to 7.50% at December 31, 2002 and 2001, respectively	21,900	16,593

	31,900	26,593
Less current portion	17,464	12,763

Long-term debt	$14,436	$13,830

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

     The revolving line of credit contains certain restrictions and conditions as defined in the agreement which requires the Company to maintain net worth of $563,865,000 as of December 31, 2002, a fixed charge coverage at a minimum of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At December 31, 2002, the Company was in compliance with all of the above debt covenants.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

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

     The aggregate payments of debt outstanding at December 31, 2002, for the next five years, are summarized as follows: 2003-$17,464,000; 2004-$11,315,000; 2005-$1,483,000; 2006- $1,166,000; 2007- $472,000. The carrying amount of long-term debt approximates fair value.

     DEBT AND DEBT GUARANTEE SUMMARY:

		PAYABLE
		DURING	PAYABLE	PAYABLE
DEBT OBLIGATIONS (in thousands)	TOTAL	2003	2004-2007*	AFTER 2007

Debt	$31,900	$17,464	$14,436	—
DEBT GUARANTEES
Debt guarantees	$89,140	$20,397	$60,479	$8,264
Amount outstanding under debt Guarantees	$75,028	$17,350	$49,414	$8,264

*	Includes approximately $250,000 maturing in 2006 and $278,000 maturing in 2007.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001
	(restated)	(restated)

Accrued payroll and other compensation	$25,877	$22,034
Accrued insurance	17,002	13,206
Accrued property taxes	8,361	6,970
Other accrued expenses	18,887	17,204

	$70,127	$59,414

9. OTHER LONG TERM LIABILITIES

Other long term liabilities consisted of the following (in thousands):

	DECEMBER 31,

	2002	2001

Accrued insurance	$4,000	$4,000
Other deferred liability	2,189	20,500

	$6,189	$24,500

     In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. See Note 6 of Notes to Consolidated Financial Statements.

10. STOCKHOLDERS’ EQUITY

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Federal:
Current	$67,566	$60,686	$63,606
Deferred	6,453	1,640	4,747

	74,019	62,326	68,353

State:
Current	6,156	4,334	4,543
Deferred	461	309	339

	6,617	4,643	4,882

	$80,636	$66,969	$73,235

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.4	2.5
Federal income tax credits	(4.0)	(3.9)	(3.5)
Other, net	1.2	1.4	2.1

Total	34.8%	34.9%	36.1%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	DECEMBER 31,

	2002	2001
	(restated)	(restated)

DEFERRED INCOME TAX ASSETS (IN THOUSANDS):
Insurance reserves	$6,581	$6,779
Accrued advertising expense	1,876	1,004
Goodwill	8,460	9,511
Other, net	5,003	5,163

	21,920	22,457

DEFERRED INCOME TAX LIABILITIES (IN THOUSANDS):
Depreciation	(25,731)	(21,783)

	(25,731)	(21,783)

Net deferred tax (liability) asset	$(3,811)	$674

12. COMMITMENTS AND CONTINGENCIES

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Future minimum lease payments on operating leases (including leases for restaurants scheduled to open in 2003) are as follows (in thousands):

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

     In connection with the realignment of the Company’s international operations, the Company expects to merge the interests of its franchisee operating restaurants in Japan into a new Japanese corporation which will be majority owned by the Company and which will have responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, the Company expects to become directly liable for the debt which it now guarantees, which totaled approximately $16,953,000, with a potential maximum of $20,000,000, as of December 31, 2002, referred to above and in Note 7 of Notes to Consolidated Financial Statements. As part of this transaction, the Company also expects to invest approximately $2,000,000 in equity in addition to the assumption of the bank debt.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS COMBINATIONS

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

14. STOCK OPTION AND OTHER BENEFIT PLANS

     The Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) was approved by the shareholders of the Company in April 1999, and has subsequently been amended as deemed appropriate by the Company’s Board of Directors or shareholders. There are currently 22,500,000 shares of the Company’s Common Stock which may be issued and sold upon exercise of options under the Stock Option Plan. The term of options granted is determined by the Board of Directors and optionees generally vest in the options over a one to ten year period.

     The purpose of the Stock Option Plan is to attract competent personnel, to provide long-term incentives to Directors and key employees, and to discourage employees from competing with the Company.

     In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan (the “MP Stock Option Plan”) to provide for the issuance of options to Managing Partners and other key employees of the Company upon commencement of employment and to Managing Partners upon completion of the term of their employment agreements. No options may be granted under the MP Stock Option Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The Managing Partner Stock Option Plan is administrated by the Board of Directors. There are currently 7,500,000 shares of the Company’s Common Stock which may be issued or sold upon exercise of options under the MP Stock Option Plan. The term of options granted under the MP Stock Option Plan is determined by the Board of Directors and generally ranges from ten to 15 years.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK OPTION AND OTHER BENEFIT PLANS (CONTINUED)

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

15. RELATED PARTY TRANSACTIONS

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS (CONTINUED)

     A member of the Board of Directors and named executive officer of the Company, has made investments in the aggregate amount of approximately $658,000 in 14 limited partnerships that are parties to joint ventures that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants.

16. SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates restaurants under seven brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments.

17. PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS

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

18. EARNINGS PER SHARE

     The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,

	2002	2001	2000
	(restated)	(restated)	(restated)

Net income	$150,090	$124,738	$129,499
Basic weighted average number of common shares outstanding	76,734	76,632	77,470
Basic earnings per common share	$1.96	$1.63	$1.67
Effect of dilutive stock options	2,578	1,717	1,762
Diluted weighted average number of common shares outstanding	79,312	78,349	79,232
Diluted earnings per common share	$1.89	$1.59	$1.63

Diluted earnings per common share excludes antidilutive stock options of approximately 1,809,000, 2,699,000 and 2,493,000 during 2002, 2001 and 2000 respectively.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

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

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected quarterly financial data for the periods indicated as restated for matters described in Note 1 of Notes to Consolidated Financial Statements (in thousands, except per share data):

	2002

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	(restated)	(restated)	(restated)	(restated)

Revenues	$578,989	$596,200	$584,247	$602,670
Income from operations	60,462	60,468	50,831	60,849
Income before provision for income taxes	60,384	60,379	50,317	60,386
Income before change in accounting principle	39,351	39,419	32,822	39,238
Net income	38,611	39,419	32,822	39,238
Basic earnings per share
Income before accounting change	0.51	0.51	0.43	0.52
Net income	0.50	0.51	0.43	0.52
Diluted earnings per share
Income before accounting change	0.49	0.49	0.42	0.50
Net income	0.48	0.49	0.42	0.50

	2001

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	(restated)	(restated)	(restated)	(restated)

Revenues	$521,253	$538,844	$529,045	$537,991
Income from operations	54,448	50,553	32,934	49,426
Income before provision for income taxes	54,806	52,394	34,856	49,651
Net income	35,307	34,150	22,891	32,390
Basic earnings per share	0.46	0.45	0.30	0.42
Diluted earnings per share	0.45	0.44	0.29	0.41

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

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As described under the heading “Restatement of Previously Issued Financial Statements” in Note 1, the Company has restated its previously issued Consolidated Financial Statements.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 13, 2003 (except for the matters disclosed in Note 1 and for the "Consolidation of Variable Interest Entities" and "Stock Based Compensation" disclosed in Note 2, as to which the date is December 4, 2003)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(1)  Outback Steakhouse, Inc. 1999 Amended and Restated Stock Option Plan.

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

(c)	FINANCIAL STATEMENT SCHEDULES

None.

(d)	EXHIBITS

The exhibits in response to this portion of Item 15 are listed below.

Number	Description

3.01	Certificate of Incorporation of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

3.02	By-laws of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

4.01	Specimen Stock Certificate (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

4.02	Agreement and Plan of Reorganization dated December 18, 1991 among Outback Delaware, Outback Florida, American Restaurants of South Florida, Inc. (“ARSF”) and the stockholders of ARSF (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-44452, and incorporated herein by reference)

4.03	Agreement and Plan of Reorganization dated July 1, 1992 among Outback Delaware, Outback Florida, Stone Danker, Inc. (“SDI”) and the stockholders of SDI (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-49586 and incorporated herein by reference)

4.04	Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, Florida Summit Corporation (“Summit”) and the stockholders of Summit (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.05	Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, Grantham Group, Inc. (“Grantham Group”) and the stockholders of Grantham Group (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.06	Agreement and Plan of Reorganization dated March 1, 1993 among Outback Delaware, Outback Florida, F & B, Inc. (“F & B”) FT & B Enterprises/Ohio, Inc. (“FT & B”), Taste Buds, Inc. (“Taste Buds”), Taste Buds of St. Matthews, Ltd., the stockholders of F & B, FT & B, and Taste Buds, and the partners of Taste Buds of St. Matthews, Ltd (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

4.07	Joint Venture Agreement dated March 31, 1993 between Outback/Carrabba, Inc. and Mangia Beve, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

4.08	Agreement and Plan of Reorganization Among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Aussie Enterprises, Inc., Attinger & Associates, Inc., Aussie of Louisiana, L.L.P., Aussie of Baton Rouge No. 1901, L.L.C., Aussie of New Orleans No. 1911, L.L.C., Aussie of Lafayette No. 1921, L.L.C., Aussie of Shreveport No. 1931, L.L.C., Aussie of Slidell No. 1912, L.L.C., Braxton I. Moody, IV and Bruce Attinger (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference)

4.09	Agreement and Plan of Reorganization dated May 18, 1994 Among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hugh Connerty, Carl Sahlsten, Ridge Sink, Michael Coble, and the Partnerships and their respective General Partners (included as an exhibit to Registrant’s Report on Form 10-Q/A for the quarter ended March 31, 1994 and incorporated herein by reference)

Number	Description

4.10	Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

4.11	Reorganization Agreement dated January 1, 1995 among Carrabba/Outback Joint Venture, Outback/Carrabba, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba’s of Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

4.12	Agreement and Plan of Reorganization dated March 24, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Fioretti-Theisen, Inc., and Charles E. Fioretti (included as an exhibit to Registrant’s Registration Statement on Form S-3, No. 33-95498, and incorporated herein by reference)

4.13	Agreement and Plan of Reorganization dated July 31, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., G’Day, Inc., Donald R. Everts, and Claire E. Everts (included as an exhibit to Registrant’s Registration Statement on Form S-3, No. 33-97166, and incorporated herein by reference)

4.14	Agreement for Sale and Purchase of Partnership Interest among Outback Steakhouse, Inc., Shlemon, Inc. and Steve Shlemon (included as an exhibit to Registrant’s Registration Statement on Form S-3, No.333-00176, and incorporated herein by reference)

4.15	Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hal W. Smith, William E. Rosenthal, Geoff Alston, David M. Brauckmann, Don Elliot, Joseph C. Penshorn, Waymon D. Williams, Williams J. Bishop, Dan Trierweiler, OB-Little Rock, Inc., Lane Resources Trust (included as an exhibit to Registrant’s Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)

4.16	Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Michael Duty, Robert Krug, Henry Harris, Kent Little (included as an exhibit to Registrant’s Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)

4.17	Agreement and Plan of Reorganization dated December 26, 1995 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Frank Attinger, Kevin A. Rowell, F. Beaven Smith (included as an exhibit to Registrant’s Report on Form 8-K dated December 31, 1995 and incorporated herein by reference)

4.18	Agreement and Plan of Reorganization dated February 2, 1996 among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Robert Frey, Ronald Sock, David Ferry, Joseph Sumislawski, FMI Restaurants, Inc., Fore Management West End, Inc., Fore Management, Inc. and Fore Management Leasing, L.P. (included as an exhibit to Registrant’s Report on Form 8-K/A dated December 31, 1995 and incorporated herein by reference)

4.19	Agreement and Plan of Reorganization dated February 2, 1996 among Outback Steakhouse, Inc., Eric P. Bachelor, Brenica Restaurant Group, Inc., First Four Group, Inc., and various partners (included as an exhibit to Registrant’s Registration Statement on Form S-3, No. 333-4674, and incorporated herein by reference)

Number	Description

4.20	Agreement and Plan of Reorganization, dated May 28, 1996, among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Nevada Summit Corporation, and Anthony P. Grappo (included as Exhibit 2.2 to Registration Statement on Form S-3, No. 333-14597, and incorporated herein by reference)

4.21	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc. and Wibel & Associates (included as Exhibit 2.1 to Registration Statement on Form S-3, No. 333-38985, and incorporated herein by reference)

4.22	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Novello and Associates, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

4.23	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Songlines, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

4.24	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Stone, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

4.25	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Hood & Associates, Inc. and Dennis L. Hood (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

4.26	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc. and Aaron Restaurant Group, Ltd. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

4.27	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Samuel Tancredi and Tancredi, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31,1998 and incorporated herein by reference)

4.28	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Flanagan & Associates, Inc., and Thomas J. Flanagan (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.29	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., J K Steak, Inc., and James Pollard (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.30	Joint Venture Agreement of Roy’s/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy’s Holdings, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.31	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Coble, Inc., and Michael W. Coble (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.32	Asset Purchase Agreement by and between OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Fleming Prime Steakhouse I, L.L.C. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

Number	Description

4.33	Operating Agreement of Outback/Fleming’s, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.34	Agreement and Plan of Reorganization among Outback Steakhouse Inc., Outback Steakhouse of Florida, Inc., Charles Angelopulos, Anthony Athanas, Jr., Donald W. Burton, Arthur Collias, Peter Lynch, J. Brian McCarthy, John F. Doyle, Kevin P. Harron, Tedesco Steakhouse, Inc., a Massachusetts corporation, and KPH, Inc., a Massachusetts corporation (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.35	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Rowell, Inc. and Kevin A. Rowell (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.36	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., McMahon Restaurant Group, Inc. And Matthew J. McMahon (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.37	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Hadley, Inc. and Wm. Blaise Hadley (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.38	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., A&J Aussie Restaurant Group, Inc. And Ronald S. Duckstein (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.39	Asset Purchase Agreement by and between Outback/Hawaii-I, Limited Partnership, Roy’s Aussie Steakhouse, L.P. and Roy’s Aussie Steakhouse Number Two, LLC Dated as of January 1, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.40	Stock Purchase Agreement by and among Outback Steakhouse International, L.P., Chang Kwun Kim, Young Sook Yeo, Jong Kuk Kim, Sang Sook An, Moon Hwan Kim, Hyun Joo Shin, In Hye Kim, Sung Bae Im and Great Field, Inc. dated February 25, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.41	Asset Purchase Agreement by and between OS Pacific, Inc. and Restaurant Concepts of Bonita Springs, Limited Partnership dated June 1, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.42	Operating Agreement for Cheeseburger in Paradise, LLC a Delaware Limited Liability Company (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.43	Purchase Agreement dated January 1, 2001, by and between Carrabba’s Italian Grill and Gold Coast Restaurant Group, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

Number	Description

4.44	License Agreement made and entered into effective January 1, 2001 by and among OS Suites, Ltd., Horne Tipps Trophy Suites, Inc., Horne Tipps Holding Company, William E. Horne and James R. Tipps, Jr. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.45	License Agreement made and entered into effective January 1, 2001 by and among OS Golf Marketing, Ltd., Horne Tipps Holding Company, William E. Horne and James R. Tipps, Jr. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.46	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Empire Associates, Inc. and Stacy C. Cofield (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.47	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Utah Summit Corporation, and Anthony P. Grappo (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.48	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Carrabba’s Italian Grill, Inc., Carolina Restaurant Associates, Inc. and William J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.49	Agreement and Plan of Reorganization among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Kanga, Inc. and Kent Little (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.50	Asset Purchase Agreement by and between OS Sea, Inc. and Bonefish Grill Holdings, Inc., Bonefish Grill, LLC, Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.51	Contribution Agreement by and among OSS/BG, LLC, OS SEA, INC., Bonefish Grill, LLC, Bonefish Grill Holdings, Inc., Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4.52	Agreement and Plan of Reorganization dated as of May 7, 2002, among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Eagle One, Inc., and Joseph E. Sumislawski (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.53	Asset Purchase Agreement dated as of May 16, 2002, among OSI International, Inc., Outback Steakhouse, Inc., Connerty International, Inc., Hugh Connerty, Lydia Connerty, Burley Moss, Greg Walther, Donnie Everts, Bill Daniels, Don Gayle, Beth Boswell, Stacy Gardella and Jayme Goodsell (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.54	Agreement and Plan of Reorganization dated as of May 17, 2002, among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., AMSTEV, Inc., and Steven A. Overholt (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

Number	Description

4.55	Asset Purchase Agreement dated as of September 30, 2002, among OS Pacific, Inc., ROY’S -Newport Beach, L.L.C., James E. Marsh and W. Randall Schoch (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.56	Asset Purchase Agreement dated September 30, 2002, among OS Pacific, Inc., ROY’S — Scottsdale, L.L.C., James E. Marsh and W. Randall Schoch (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.01	Lease for the Company’s executive offices (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-44452, and incorporated herein by reference)

10.02	Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Chris T. Sullivan (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.03	Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Robert D. Basham (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.04	Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and John Timothy Gannon (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.05	Employment Agreement dated February 2, 1988, between Outback Florida and John Timothy Gannon (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.06	Employment Agreement dated January 2, 1990, between Outback Florida and Robert Merritt (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.07	Stock Option Agreement dated January 2, 1990, between Outback Florida and Robert Merritt (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.08	Stock Option Plan (included as and exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.09	Loan Agreement dated September 14, 1994 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.10	Employment Agreement dated October, 1990 between Paul Avery and Outback Florida (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.11	Stock Option Agreement dated November 30, 1990 between Outback Florida and Paul Avery (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.12	Employment Agreement dated March, 1994 between Outback Florida and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.13	Stock Option Agreement dated April 1, 1994 between Outback Florida and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

Number	Description

10.14	Amendment to Lease for the Company’s executive offices dates June 10, 1994 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

10.15	Amendment to Lease for the Company’s executive office dated December 17, 1995 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.16	Stock Purchase Agreement dated July 18, 1995 among Outback Steakhouse, Inc., Robert D. Basham, J. Timothy Gannon, and Boomerang Air, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.17	First Amendment to Loan Agreement dated August 14, 1995 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.18	Amended and Restated Revolving Promissory Noted dated August 14, 1995 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

10.19	Second Amendment to Loan Agreement dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.20	Amended and Restated Revolving Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.21	First Amendment to Second Amended and Restated Loan Agreement dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.22	Amended and Restated Commercial Promissory Note dated May 30, 1996 between Outback Steakhouse, Inc. and Barnett Bank of Tampa (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

10.23	Credit Agreement dated as of August 22, 1997 among Outback Steakhouse, Inc., as Borrower, Outback Steakhouse of Florida, Inc., and Carrabba’s Italian Grill, Inc., as Guarantors, The lenders identified herein, as Lenders and Barnett Bank, N.A., as Agent (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year Ended December 31, 1997 and incorporated herein by reference)

10.24	Lease for the Company’s executive offices (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.25	Credit Agreement dated as of December 21, 1999 among Outback Steakhouse, Inc., Wachovia Bank, N.A., as Agent, Wachovia Securities, Inc., as Sole Arranger, SunTrust Bank, [Tampa Bay], as Syndication Agent, and SouthTrust Bank, National Association, as Documentation Agent (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.26	$15,000,000.00 Credit Agreement dated as of June 13, 2000 between Outback Steakhouse, Inc. and Wachovia Bank, N.A. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

Number	Description

10.27	First Amendment to Credit Agreement dated December 20, 2000 by and among Outback Steakhouse, Inc., a Delaware corporation (the “Borrower”), Wachovia Bank, N.A., as Agent and a bank, Suntrust Bank, Southtrust Bank, The Huntington National Bank, Hibernia National Bank and Bank of America, N.A. (collectively referred to herein as the “Banks”) (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.28	Outback Steakhouse, Inc. Amended and Restated Stock Option Plan (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.29	Second Amendment to Employment Agreement dated October 15, 2000 between Paul Avery and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.30	Outback Steakhouse, Inc. Managing Partner Stock Option Plan (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

21.01	List of Subsidiaries (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

23.01	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

[1]These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: December 10, 2003	OUTBACK STEAKHOUSE, INC

	By:	/s/ Robert S. Merritt

Robert S. Merritt
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)