Form 10-Q/A
period 2003-03-31
OUTBACK STEAKHOUSE INC
filed 2003-12-10
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No.

As of May 13, 2003, there were approximately 75,531,913 shares of Common Stock, $.01 par value, outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to restate the unaudited financial statements of Outback Steakhouse, Inc. for the quarters ended March 31, 2003 and 2002 and to revise certain disclosures. The Company has also filed an Amendment No. 1 to Annual Report on Form 10-K to restate the audited financial statements of the Company for the fiscal year ended December 31, 2002. The Amendments are in response to comments received from the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission in connection with its review of our periodic filings. We disclosed in our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003 that we would be restating our results.

The restatement reflects accounting for the Company’s employee partner programs as compensation arrangements instead of as ownership interests. Additionally, the Company has provided additional disclosure on its consolidation policy. The Items of the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2003 which are amended and restated are as follows: Item 1 –Financial Statements, and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 in the form filed on May 15, 2003. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for the "Consolidation of Variable Interest Entities" and "Stock Based Compensation" disclosed in Notes 11 and 12 to the unaudited Consolidated Financial Statements.

OUTBACK STEAKHOUSE, INC.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002
	(unaudited)
	(restated)	(restated)

ASSETS
Current Assets
Cash and cash equivalents	$155,749	$187,578
Short term investments	20,809	20,576
Inventories	48,515	34,637
Deferred income tax asset	14,565	12,105
Other current assets	33,079	31,386

Total current assets	272,717	286,282
Property, fixtures and equipment, net	934,693	915,022
Investments in and advances to unconsolidated affiliates, net	34,851	38,180
Goodwill	50,011	46,337
Other assets	62,394	67,011

	$1,354,666	$1,352,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,487	$54,519
Sales taxes payable	19,099	16,205
Accrued expenses	73,217	70,127
Unearned revenue	27,053	68,926
Income taxes payable	28,528	15,647
Current portion of long-term debt	18,065	17,464

Total current liabilities	218,449	242,888
Partner deposit and accrued buyout liability	59,725	55,720
Deferred income tax liability	13,684	15,916
Long-term debt	14,515	14,436
Other long-term liabilities	6,189	6,189

Total liabilities	312,562	335,149

Commitments and contingencies
Interest of minority partners in consolidated partnerships	48,469	43,400

Stockholders’ Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,750
shares issued; 75,497 and 75,880 outstanding as of March 31, 2003 and December 31, 2002, respectively	788	788
Additional paid-in capital	241,744	240,083
Retained earnings	851,139	820,360
Accumulated other comprehensive loss	(328)	—

	1,093,343	1,061,231
Less treasury stock, 3,253 shares and 2,870 shares at March 31, 2003 and December 31, 2002, respectively, at cost	(99,708)	(86,948)

Total stockholders’ equity	993,635	974,283

	$1,354,666	$1,352,832

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three Months Ended
	March 31,

	2003	2002
	(restated)	(restated)

Revenues
Restaurant sales	$646,672	$574,555
Other revenues	5,006	4,434

Total revenues	651,678	578,989

Costs and expenses
Cost of sales	232,831	214,808
Labor & other related	158,950	138,302
Other restaurant operating	135,004	114,049
Distribution expense to employee partners, excluding stock expense	15,183	13,498
Employee partner stock buyout expense	1,255	931
Depreciation	19,953	17,336
General & administrative	22,496	21,129
Income from operations of unconsolidated affiliates	(1,289)	(1,526)

Total costs and expenses	584,383	518,527

Income from operations	67,295	60,462
Other income (expense), net	(943)	(317)
Interest income	542	535
Interest expense	(353)	(299)

Income before elimination of minority partners’ interest and income taxes	66,541	60,381
Elimination of minority partners’ interest	1,323	(3)

Income before provision for income taxes	65,218	60,384
Provision for income taxes	22,643	21,033

Income before cumulative effect of a change in accounting principle	42,575	39,351
Cumulative effect of a change in accounting principle (net of taxes)	—	(740)

Net income	$42,575	$38,611

Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$0.56	$0.51
Cumulative effect of a change in accounting principle (net of taxes)	—	(0.01)

Net income	$0.56	$0.50

Based weighted average number of common shares outstanding	75,755	77,078
Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$0.54	$0.49
Cumulative effect of a change in accounting principle (net of taxes)	—	(0.01)

Net income	$0.54	$0.48

Diluted weighted average number of common shares outstanding	78,215	80,039

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,

	2003	2002
	(restated)	(restated)

Cash flows from operating activities:
Net income	$42,575	$38,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,953	17,336
Employee partner stock buyout expense	1,255	931
Cumulative effect of a change in accounting principle (net of taxes)	—	740
Minority partners’ interest in consolidated partnerships’ income	1,323	(3)
Income from operations of unconsolidated affiliates	(1,289)	(1,526)
Loss on disposal of property, fixtures and equipment	759	—
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(13,878)	2,674
(Increase) decrease in other current assets	(1,693)	11,005
(Increase) decrease in goodwill and other assets	(1,104)	4,027
Increase (decrease) in accounts payable, sales taxes payable and accrued expenses	3,952	(3,828)
Increase in partner deposit and accrued buyout liability	2,750	2,993
Decrease in unearned revenue	(41,873)	(36,338)
Increase in income taxes payable	14,183	15,502
Decrease in deferred income taxes	(4,333)	(1,698)

Net cash provided by operating activities	22,580	50,426

Cash flows used in investing activities:
Purchase of investment securities	(233)	(93)
Capital expenditures	(38,488)	(45,891)
Payments from unconsolidated affiliates	7,034	260
Distributions to unconsolidated affiliates	(1,940)	(1,731)
Investments in and advances to unconsolidated affiliates	(652)	(4,292)

Net cash used in investing activities	(34,279)	(51,747)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	871	232
Proceeds from minority partners’ contributions	4,357	—
Distributions to minority partners	(611)	(945)
Repayments of long-term debt	(191)	—
Dividends paid	(9,109)	—
Payments for purchase of treasury stock	(20,283)	(21,253)
Proceeds from reissuance of treasury stock	4,836	12,714

Net cash used in financing activities	(20,130)	(9,252)

Net decrease in cash and cash equivalents	(31,829)	(10,573)
Cash and cash equivalents at beginning of period	187,578	115,928

Cash and cash equivalents at end of period	$155,749	$105,355

Supplemental disclosures of cash flow information:
Cash paid for interest	$403	$93
Cash paid for income taxes	$8,748	$280
Non-Cash investing activities:
Assets received for note (see Note 10)	$5,569	$—

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

     The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company’s 2002 Annual Report on Form 10-K/A.

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

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement (continued)

RESTATEMENT (CONTINUED)

     The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of December 31, 2002 and for the three months ended March 31, 2003 and 2002 are summarized below.

     The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Three months ended		Three months ended
	March 31, 2003		March 31, 2002

	(unaudited)		(unaudited)
	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Statement of Income Data:
Distribution expense to employee partners, excluding stock expense	$—	$15,183	$—	$13,498
Employee partner stock buyout expense	—	1,255	—	931
Depreciation & amortization	20,574	19,953	17,938	17,336
Income from operations of unconsolidated affiliates	(1,306)	(1,289)	(1,552)	(1,526)
Total costs and expenses	568,549	584,383	504,674	518,527
Income from operations	83,129	67,295	74,315	60,462
Income before elimination of minority partners’ interest and income taxes	82,375	66,541	74,234	60,381
Elimination of minority partners’ interest	12,827	1,323	10,368	(3)
Income before provision for income taxes	69,548	65,218	63,866	60,384
Provision for income taxes	24,481	22,643	22,481	21,033
Income before cumulative effect of a change in accounting principle	45,067	42,575	41,385	39,351
Cumulative effect of a change in accounting principle (net of taxes)	—	—	(4,422)	(740)
Net income	45,067	42,575	36,963	38,611
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$0.59	$0.56	$0.54	$0.51
Cumulative effect of a change in accounting principle (net of taxes)	—	—	(0.06)	(0.01)
Net income	$0.59	$0.56	$0.48	$0.50
Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$0.58	$0.54	$0.52	$0.49
Cumulative effect of a change in accounting principle (net of taxes)	—	—	(0.06)	(0.01)
Net income	$0.58	$0.54	$0.46	$0.48

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement (continued)

RESTATEMENT (CONTINUED)

     The following table reflects the effect of the restatement on the Consolidated Balance Sheets (in thousands):

	March 31, 2003		December 31, 2002

	(unaudited)
	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$35,203	$34,851	$38,667	$38,180
Goodwill	89,516	50,011	85,842	46,337
Other assets and intangible assets, net	71,372	62,394	75,867	67,011
Total assets	1,403,501	1,354,666	1,401,680	1,352,832
Accrued expenses	68,395	73,217	66,360	70,127
Total current liabilities	213,627	218,449	239,121	242,888
Partner deposit and accrued buyout liability	—	59,725	—	55,720
Deferred income tax liability	48,280	13,684	47,470	15,916
Total liabilities	282,611	312,562	307,216	335,149
Interest of minority partners in consolidated partnerships	46,429	48,469	41,488	43,400
Additional paid-in capital	237,528	241,744	236,226	240,083
Retained earnings	936,181	851,139	902,910	820,360
Total stockholders’ equity	1,074,461	993,635	1,052,976	974,283
Total liabilities and stockholders’ equity	1,403,501	1,354,666	1,401,680	1,352,832

     The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

	(unaudited)		(unaudited)
	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Cash Flow Data:
Net income	$45,067	$42,575	$36,963	$38,611
Amortization	621	—	602	—
Employee partner stock buyout expense	—	1,255	—	931
Cumulative effect of a change in accounting principle (net of taxes)	—	—	4,422	740
Minority partners’ interest in consolidated partnerships’ income	12,827	1,323	10,368	(3)
Income from operations of unconsolidated affiliates	(1,306)	(1,289)	(1,552)	(1,526)
(Increase) decrease in goodwill, other assets and intangible assets, net	(1,695)	(1,104)	2,493	4,027
Increase (decrease) in accounts payable, sales taxes payable and accrued expenses	2,897	3,952	(5,216)	(3,828)
Increase in partner deposit and accrued buyout liability	—	2,750	—	2,993
(Decrease) increase in deferred income taxes	(1,650)	(4,333)	699	(1,698)
Net cash provided by operating activities	34,212	22,580	58,958	50,426
Proceeds from minority partners’ contributions	6,350	4,357	2,732	—
Distributions to minority partners	(14,236)	(611)	(12,209)	(945)
Net cash used in financing activities	(31,762)	(20,130)	(17,784)	(9,252)

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Other Current Assets

     Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Deposits (including income tax deposits)	$4,916	$4,911
Accounts receivable	7,277	8,614
Accounts receivable franchisees	2,511	2,920
Prepaid expenses	17,320	14,255
Other current assets	1,055	686

	$33,079	$31,386

3. Property, Fixtures and Equipment, Net

     Property, fixtures and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Land	$166,190	$166,600
Buildings & building improvements	468,243	454,682
Furniture & fixtures	124,542	119,450
Equipment	305,565	295,718
Leasehold improvements	207,317	201,975
Construction in progress	34,215	30,992
Accumulated depreciation	(371,379)	(354,395)

	$934,693	$915,022

4. Goodwill

     The change in the carrying amount of goodwill for the three months ended March 31, 2003 is as follows (in thousands):

December 31, 2002, restated	$46,337
Acquisitions (see Note 10 of Notes to Unaudited Consolidated Financial Statements)	3,674

March 31, 2003, restated	$50,011

5. Other Assets

     Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)

Other assets	$38,281	$43,157
Liquor licenses, net of accumulated amortization of $3,168 and $3,024, respectively	9,363	8,854
Deferred license fee, net of valuation provision of approximately $1,250,000	14,750	15,000

	$62,394	$67,011

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

6. Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
	(unaudited)
	(restated)	(restated)

Accrued payroll and other compensation	$25,488	$25,877
Accrued insurance	16,398	17,002
Accrued property taxes	7,390	8,361
Accrued advertising	11,115	4,989
Other accrued expenses	12,826	13,898

	$73,217	$70,127

     During the year ended December 31, 2002, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,281,000. Provision accruals of approximately $50,000 and $300,000 were included in other accrued expenses as of March 31, 2003 and December 31, 2002, respectively.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

DEBT GUARANTEES (CONTINUED)

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

     Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the quarter ended March 31, 2003 was approximately $42,247,000, which included the effect of loss from translation adjustments of approximately $328,000.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     “Consolidation of Variable Interest Entities”

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.

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

     The Company's joint ventures in the Outback/Fleming's LLC (the "LLC") and the Roy's/Outback Joint Venture (the "Roy's JV") are currently consolidated. These ventures would be considered variable interest entities under the provisions of FIN 46, and the Company believes it will continue to consolidate them upon adoption of that interpretation. The LLC and the Roy's JV restaurant systems consist of approximately 13 and 12 restaurants, respectively, as of March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the LLC is estimated to be the investment in the LLC and outstanding loans to its partner in the LLC (see Note 5 of Notes to Unaudited Consolidated Financial Statements) and totals approximately $33,118,000 at March 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the Roy's JV is estimated to be the investment in the Roy's JV and the outstanding debt guarantee on a line of credit for the Company's partner in the Roy's JV (see Note 7 of Notes to Unaudited Consolidated Financial Statements) and totals approximately $40,895,000 at March 31, 2003.

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

     The Company has a minority investment in an unconsolidated affiliate in which it has have a 22.22% equity interest and for which it operates catering and concession facilities. Additionally, the Company guarantees a portion of the affiliate's debt (see Note 7 of Notes to Unaudited Consolidated Financial Statements). Although the Company holds an interest in this variable interest entity, it is currently believed that the Company is not the primary beneficiary of this entity and therefore will not consolidate its results upon adoption of FIN 46.

     The Company is a franchisor of 165 restaurants and is currently assessing the impact of FIN 46 on the status of those franchisees as variable interest entities. As of the date of this filing, the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FASB Staff Positions ("FSPs") relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees of its concepts. The Company does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. However, the Company does guarantee an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 7 of Notes to Unaudited Consolidated Financial Statements). Depending on the final adoption provisions and interpretations of FIN 46, the Company may be required to consolidate certain of its franchisees, which could have a material effect on the Consolidated Financial Statements, and the Company is unable to quantify the total impact as of the date of this filing.

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

	Three months ended March 31,

	2003	2002
	(restated)	(restated)

Net income	$42,575	$38,611
Stock-based employee compensation expense included in net income, net of related tax effects	803	694
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,932)	(3,898)

Pro forma net income	$39,446	$35,407

Earnings per common share:
Basic	$0.56	$0.50

Basic — pro forma	$0.52	$0.46

Diluted	$0.54	$0.48

Diluted — pro forma	$0.50	$0.44

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

Results of Operations (unaudited)

     The following tables set forth, for the periods indicated, (i) the percentages that the items in the Company’s Unaudited Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

	Three Months Ended
	March 31,

	2003	2002
	(restated)	(restated)

REVENUES
Restaurant sales	99.2%	99.2%
Other revenues	0.8	0.8

TOTAL REVENUES	100.0	100.0
COSTS AND EXPENSES:
Cost of sales (1)	36.0	37.4
Labor & other related (1)	24.6	24.1
Other restaurant operating (1)	20.9	19.8
Distribution expense to employee partners, excluding stock expense	2.3	2.3
Partner stock buyout expense	0.2	0.2
Depreciation & amortization	3.1	3.0
General & administrative	3.5	3.6
Income from operations of unconsolidated affiliates	(0.2)	(0.3)
Total costs and expenses	89.7	89.6

INCOME FROM OPERATIONS	10.3	10.4
OTHER INCOME (EXPENSE), NET	(0.1)	(0.1)
INTEREST INCOME	0.1	0.1
INTEREST EXPENSE	(0.1)	(* )

INCOME BEFORE ELIMINATION OF MINORITY PARTNERS’ INTEREST AND INCOME TAXES	10.2	10.4
ELIMINATION OF MINORITY PARTNERS’ INTEREST	0.2	(* )

INCOME BEFORE PROVISION FOR INCOME TAXES	10.0	10.4
PROVISION FOR INCOME TAXES	3.5	3.6
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	6.5	6.8
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAXES)	—	(0.1)

NET INCOME	6.5%	6.7%

(1)	As a percentage of restaurant sales.

OUTBACK STEAKHOUSE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

     System-wide sales grew by 10.8%, to $793,000,000, for the quarter ended March 31, 2003. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under the Company’s brand names, whether the Company own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	Three Months Ended
	March 31,

	2003	2002

OUTBACK STEAKHOUSE, INC. RESTAURANT SALES (in millions):
Outback Steakhouses	$526	$486
Carrabba’s Italian Grills	76	62
Other restaurants	45	27

System-wide total	$647	$575

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

	Three Months Ended
	March 31,

	2003	2002

FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$96	$93
International	24	23

Total	120	116
Carrabba’s Italian Grills	22	22
Other restaurants	4	3

System-wide total	$146	$141

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

	Three Months Ended
	March 31,

	2003	2002

Average unit volumes (weekly) for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$66,967	$66,998
Carrabba’s Italian Grills	$62,791	$63,698
Average unit volumes (weekly) for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$66,336	$58,247
Carrabba’s Italian Grills	$59,538	$66,492
Operating weeks
Outback Steakhouses	7,425	7,035
Carrabba’s Italian Grills	1,222	968
Menu price increases (1)
Outback Steakhouses	2.1%	2.2%
Carrabba’s Italian Grills	1.3%	1.4%
Year to year percentage change:
Same-store sales (stores open 18 months or more):
Outback Steakhouses	1.1%	(1.2)%
Carrabba’s Italian Grills	(0.3)%	3.1%

(1)	Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.

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

     Distribution expense to employee partners, excluding stock expense includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs as a percentage of total revenues remained at 2.3% in the first quarter of 2003, compared with the same period in 2002. Increased overall restaurant operating margins across the consolidated brands were offset by fewer cash buyouts of managing partners occurring in 2003, compared to 2002.

     Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights in the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense as a percentage of total revenues remained at 0.2% of total revenues in the first quarter of 2003, compared with the same period in 2002. Increases in expense due to new restaurants opened by area operating partners and increased overall restaurant operating margins across the consolidated brands were offset by buyouts of existing restaurants.

     Depreciation costs increased as a percentage of total revenues by 0.1% to 3.1% in the first quarter of 2003 compared with 3.0% in the same period in 2002. The increase resulted primarily from additional depreciation related to new unit development and to higher depreciation costs for the new restaurant formats which have higher average construction costs than an Outback Steakhouse. Lower average unit volumes at Carrabba’s Italian Grills also contributed to depreciation costs increasing as a percentage of restaurant sales.

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

     Income from operations of unconsolidated affiliates represents the Company’s portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $1,289,000 during the first quarter of 2003 compared with income of $1,526,000 during the same period in 2002. This decrease was attributable to lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures.

     Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $6,833,000 to $67,295,000 in the first quarter of 2003 compared with $60,462,000 in the same period in 2002.

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

     Elimination of minority partners’ interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests of minority partners. As a percentage of revenues, these allocations were 0.2% and less than 1/10 of one percent during the quarters ended March 31, 2003 and 2002, respectively. The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants which have a higher percentage of minority interest than the Company’s older formats.

     Provision for income taxes. The provision for income taxes in the first quarter of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.7% and 34.8% during the first quarter of 2003 and 2002, respectively. Approximately 50% of the Company’s international restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption was made effective as of the beginning of 2002. The cumulative effect of the change in accounting principle in the first quarter of 2002 was approximately $740,000, net of taxes of approximately $466,000. Basic and diluted earnings per share were both reduced by $0.01 due to the impact of the change in accounting principle.

     Net income and earnings per share. Net income for the first quarter of 2003 was $42,575,000 compared with $38,611,000 in the same period in 2002. Basic earnings per share increased to $0.56 during the first quarter of 2003 compared with $0.50 for the same period in 2002. Diluted earnings per share increased to $0.54 during the first quarter of 2003 compared with $0.48 for the same period in 2002.

OUTBACK STEAKHOUSE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited)

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the periods indicated (in thousands):

		Three Months Ended
	Year Ended
	December 31,	March 31,	March 31,
	2002	2003	2002

Net cash provided by operating activities	$294,000	$22,580	$50,426
Net cash used in investing activities	(168,066)	(34,279)	(51,747)
Net cash used in financing activities	(54,284)	(20,130)	(9,252)

Net increase (decrease) in cash and cash equivalents	$71,650	$(31,829)	$(10,573)

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

     The Company expects that its capital requirements through the end of 2003 will be met by cash flows from operations and, to the extent needed, advances on its line of credit. The revolving line of credit contains certain restrictions and conditions that require the Company to maintain net worth of $574,509,000 as of March 31, 2003, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At March 31, 2003, the Company was in compliance with all of the above debt covenants. (See Note 7 of Notes to Unaudited Consolidated Financial Statements.)

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

DEBT GUARANTEES (CONTINUED)

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

Impairment of Long-Lived Assets (continued)

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

Employee Partner Stock Buyout Expense

     Area operating partners are required to purchase a 4-9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants' annual cash flows for the duration of the agreement. Under the terms of these partners’ employment agreements, the Company has the option to purchase their interest after a five-year period under the conditions of the agreement. The Company estimates future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are primarily completed through issuance of the Company’s Common Stock to the partner equivalent to the fair value of their interest. In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

OUTBACK STEAKHOUSE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principles of Consolidation

     The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of consolidated ventures in which the Company has a less than majority ownership. The Company consolidates these ventures because the Company controls the board of directors or has control through representation on the board by related parties and is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from the Company, or from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partners’ membership interests. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the consolidated entity, is eliminated in the line item in the Consolidated Statements of Income entitled “Elimination of minority partners’ interest.” All material intercompany balances and transactions have been eliminated.

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

1 These certifications are not deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

(b)	Reports on Form 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission dated March 4, 2003 announcing a 10b5-1 plan entered into by Timothy Gannon.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: December 10, 2003	OUTBACK STEAKHOUSE, INC. (Registrant)

	By:	/s/ Robert S. Merritt

Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)