Form 10-Q/A
period 2003-06-30
OUTBACK STEAKHOUSE INC
filed 2003-12-10
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10‑Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to restate the unaudited financial statements of Outback Steakhouse, Inc. for the quarter ended June 30, 2003 and to revise certain disclosures.  The Company has also filed an Amendment No. 1 to Annual Report on Form 10-K to restate the audited financial statements of the Company for the fiscal years ended December 31, 2002, 2001 and 2000.  The Amendments are in response to comments received from the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission in connection with its review of our periodic filings.  We disclosed in our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003 that we would be restating our results.

The restatement reflects accounting for the Company’s employee partner programs as compensation arrangements instead of as ownership interests.  Additionally, the Company has provided additional disclosure on its consolidation policy.  The Items of the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2003 which are amended and restated are as follows:  Item 1 –Financial Statements, and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 in the form filed on August 14, 2003.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for the “Consolidation of Variable Interest Entities” and “Stock Based Compensation” disclosed in Notes 11 and 12 to the Notes to Unaudited Consolidated Financial Statements.

OUTBACK STEAKHOUSE, INC.

QUARTERLY REPORT ON FORM 10‑Q
For the Period Ended June 30, 2003

PART I:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002
	(unaudited)
	(restated)	(restated)

ASSETS
Current Assets
Cash and cash equivalents	$129,176	$187,578
Short term investments	14,099	20,576
Inventories	49,093	34,637
Deferred income tax asset	12,082	12,105
Other current assets	43,292	31,386

Total current assets	247,742	286,282
Property, fixtures and equipment, net	959,081	915,022
Investments in and advances to unconsolidated affiliates, net	34,073	38,180
Goodwill	60,464	46,337
Other assets	67,091	67,011

	$1,368,451	$1,352,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$52,540	$54,519
Sales taxes payable	18,716	16,205
Accrued expenses	75,988	70,127
Unearned revenue	20,450	68,926
Income taxes payable	-	15,647
Current portion of long-term debt	39,633	17,464

Total current liabilities	207,327	242,888
Partner deposit and accrued buyout liability	57,709	55,720
Deferred income tax liability	15,981	15,916
Long-term debt	14,257	14,436
Other long-term liabilities	5,189	6,189

Total liabilities	300,463	335,149

Commitments and contingencies
Interest of minority partners in
consolidated partnerships	50,372	43,400

Stockholders’ equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 75,407 and 75,880 shares outstanding as of
June 30, 2003 and December 31, 2002, respectively	788	788
Additional paid-in capital	246,438	240,083
Retained earnings	877,313	820,360
Accumulated other comprehensive loss	(728)	-

	1,123,811	1,061,231
Less treasury stock, 3,343 shares and 2,870 shares at June 30, 2003
and December 31, 2002, respectively, at cost	(106,195)	(86,948)

Total stockholders’ equity	1,017,616	974,283

	$1,368,451	$1,352,832

  See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
	(restated)	(restated)	(restated)	(restated)

Revenues
Restaurant sales	$684,125	$591,422	$1,330,797	$1,165,977
Other revenues	5,136	4,778	10,142	9,212

Total revenues	689,261	596,200	1,340,939	1,175,189

Costs and expenses
Cost of sales	248,356	217,333	481,187	432,141
Labor & other related	168,201	144,659	327,151	282,961
Other restaurant operating	142,643	118,381	277,647	232,430
Distribution expense to employee partners, excluding
stock expense	15,849	15,630	31,032	29,128
Employee partner stock buyout expense	1,435	1,022	2,690	1,953
Depreciation	20,558	18,024	40,511	35,360
General & administrative	24,982	22,207	47,478	43,336
Income from operations of unconsolidated affiliates	(1,650)	(1,524)	(2,939)	(3,050)

Total costs and expenses	620,374	535,732	1,204,757	1,054,259

Income from operations	68,887	60,468	136,182	120,930
Other income (expense), net	353	(570)	(590)	(887)
Interest income	431	630	973	1,165
Interest expense	(424)	(310)	(777)	(609)

Income before elimination of minority
partners’ interest and income taxes	69,247	60,218	135,788	120,599
Elimination of minority partners’ interest	789	(161)	2,112	(164)

Income before provision for income taxes	68,458	60,379	133,676	120,763
Provision for income taxes	23,756	20,960	46,399	41,993

Income before cumulative effect of a change
in accounting principle	44,702	39,419	87,277	78,770
Cumulative effect of a change in accounting
principle (net of taxes)	-	-	-	(740)

Net income	$44,702	$39,419	$87,277	$78,030

Basic earnings per common share
Income before cumulative effect of a change
in accounting principle	$0.59	$0.51	$1.15	$1.02
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	-	(0.01)

Net income	$0.59	$0.51	$1.15	$1.01

Basic weighted average number of common
shares outstanding	75,399	77,274	75,576	77,176

Diluted earnings per common share
Income before cumulative effect of a change
in accounting principle	$0.57	$0.49	$1.11	$0.98
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	-	(0.01)

Net income	$0.57	$0.49	$1.11	$0.97

Diluted weighted average number of
common shares outstanding	78,437	80,406	78,324	80,223

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,

	2003	2002
	(restated)	(restated)

Cash flows from operating activities:
Net income	$87,277	$78,030
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,511	35,360
Employee partner stock buyout expense	2,690	1,953
Cumulative effect of a change in accounting principle (net of taxes)	-	740
Minority partners’ interest in consolidated partnerships’ income	2,112	(164)
Income from operations of unconsolidated affiliates	(2,939)	(3,050)
Loss on disposal of property, fixtures and equipment	1,708	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(14,297)	9,741
(Increase) decrease in other current assets	(10,306)	6,611
Decrease in goodwill and other assets	5,384	11,643
Increase in accounts payable, sales taxes payable
and accrued expenses	3,815	4,840
(Decrease) increase in partner deposit and accrued buyout liability	(701)	3,999
Decrease in unearned revenue	(48,476)	(42,641)
(Decrease) increase in income taxes payable	(10,109)	20,927
Increase in deferred income taxes	837	290
Decrease in other long-term liabilities	(1,000)	(825)

Net cash provided by operating activities	56,506	127,454

Cash flows used in investing activities:
Purchase of investment securities	(21,270)	(21,918)
Maturities and sales of investment securities	27,747	21,661
Cash paid for acquisition of business, net of cash acquired	(2,069)	-
Capital expenditures	(78,954)	(88,420)
Proceeds from the sale of property, fixtures and equipment	2,223	-
Payments from unconsolidated affiliates	9,196	7,390
Distributions to unconsolidated affiliates	(2,028)	(3,125)
Investments in and advances to unconsolidated affiliates	(698)	(4,968)

Net cash used in investing activities	(65,853)	(89,380)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,781	3,923
Proceeds from minority partners' contributions	7,902	572
Distributions to minority partners	(1,053)	(1,707)
Repayments of long-term debt	(431)	(601)
Dividends paid	(18,169)	-
Payments for purchase of treasury stock	(58,459)	(30,136)
Proceeds from reissuance of treasury stock	19,374	24,792

Net cash used in financing activities	(49,055)	(3,157)

Net (decrease) increase in cash and cash equivalents	(58,402)	34,917
Cash and cash equivalents at beginning of period	187,578	115,928

Cash and cash equivalents at end of period	$129,176	$150,845

Supplemental disclosures of cash flow information:
Cash paid for interest	$829	$613
Cash paid for income taxes	$54,251	$5,084
Non-cash investing activities:
Purchase of minority partners and employee partners' interests in cash flows of their restaurants	$8,402	$7,876

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

The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements but does not include all of the disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2002 Annual Report on Form 10-K/A.

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

The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 are summarized below.

The following tables reflect the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002

	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Statement of Income Data:
Distribution expense to employee partners, excluding stock expense	$-	$15,849	$-	$15,630
Employee partner stock buyout expense	-	1,435	-	1,022
Depreciation & amortization	21,209	20,558	18,738	18,024
Income from operations of unconsolidated affiliates	(1,689)	(1,650)	(1,549)	(1,524)
Total costs and expenses	603,702	620,374	519,769	535,732
Income from operations	85,559	68,887	76,524	60,468
Income before elimination of minority partners' interest
and income taxes	85,919	69,247	76,181	60,218
Elimination of minority partners' interest	13,224	789	10,647	(161)
Income before provision for income taxes	72,695	68,458	65,534	60,379
Provision for income taxes	25,589	23,756	23,068	20,960
Income before cumulative effect of a change in
accounting principle	47,106	44,702	42,466	39,419
Net income	47,106	44,702	42,466	39,419

Basic earnings per common share
Net income	$0.62	$0.59	$0.55	$0.51

Diluted earnings per common share
Net income	$0.60	$0.57	$0.53	$0.49

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation and Restatement (continued)

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002

	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Statement of Income Data:
Distribution expense to employee partners, excluding stock expense	$-	$31,032	$-	$29,128
Employee partner stock buyout expense	-	2,690	-	1,953
Depreciation & amortization	41,783	40,511	36,676	35,360
Income from operations of unconsolidated affiliates	(2,995)	(2,939)	(3,101)	(3,050)
Total costs and expenses	1,172,251	1,204,757	1,024,443	1,054,259
Income from operations	168,688	136,182	150,839	120,930
Income before elimination of minority partners' interest
and income taxes	168,294	135,788	150,415	120,599
Elimination of minority partners' interest	26,051	2,112	21,015	(164)
Income before provision for income taxes	142,243	133,676	129,400	120,763
Provision for income taxes	50,070	46,399	45,549	41,993
Income before cumulative effect of a change in
accounting principle	92,173	87,277	83,851	78,770
Cumulative effect of a change in accounting
principle (net of taxes)	-	-	(4,422)	(740)
Net income	92,173	87,277	79,429	78,030

Basic earnings per common share
Income before cumulative effect of a change
in accounting principle	$1.22	$1.15	$1.09	$1.02
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	(0.06)	(0.01)
Net income	$1.22	$1.15	$1.03	$1.01

Diluted earnings per common share
Income before cumulative effect of a change
in accounting principle	$1.18	$1.11	$1.05	$0.98
Cumulative effect of a change in
accounting principle (net of taxes)	-	-	(0.06)	(0.01)
Net income	$1.18	$1.11	$0.99	$0.97

The followingtable reflects the effect of the restatement on the Consolidated Balance Sheets (in thousands):

	June 30, 2003		December 31, 2002

	As previously	As	As previously	As
	reported	restated	reported	restated

Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$34,464	$34,073	$38,667	$38,180
Goodwill	108,358	60,464	85,842	46,337
Other assets and intangible assets, net	75,687	67,091	75,867	67,011
Total assets	1,425,332	1,368,451	1,401,680	1,352,832
Accrued expenses	70,989	75,988	66,360	70,127
Total current liabilities	202,328	207,327	239,121	242,888
Partner deposit and accrued buyout liability	-	57,709	-	55,720
Deferred income tax liability	50,410	15,981	47,470	15,916
Total liabilities	272,184	300,463	307,216	335,149
Interest of minority partners in consolidated partnerships	52,692	50,372	41,488	43,400
Additional paid-in capital	241,832	246,438	236,226	240,083
Retained earnings	964,759	877,313	902,910	820,360
Total stockholders’ equity	1,100,456	1,017,616	1,052,976	974,283
Total liabilities and stockholders' equity	1,425,332	1,368,451	1,401,680	1,352,832

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation and Restatement (continued)

The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

Six Months Ended			Six Months Ended
June 30, 2003			June 30, 2002

As previously		As	As previously	As
reported		restated	reported	restated

Selected Cash Flow Data:
Net income	$92,173	$87,277	$79,429	$78,030
Amortization	1,260	-	1,316	-
Employee partner stock buyout expense	-	2,690	-	1,953
Cumulative effect of a change in accounting principle (net of taxes)	-	-	4,422	740
Minority partners' interest in consolidated partnerships' income	26,051	2,112	21,015	(164)
Income from operations of unconsolidated affiliates	(2,995)	(2,939)	(3,101)	(3,050)
(Increase) decrease in goodwill, other assets and intangible assets, net	(3,865)	5,384	4,365	11,643
Increase in accounts payable, sales taxes payable and accrued expenses	2,583	3,815	3,226	4,840
(Decrease) increase in partner deposit and accrued buyout liability	-	(701)	-	3,999
Increase in deferred income taxes	2,963	837	9,961	290
Net cash provided by operating activities	76,213	56,506	149,806	127,454
Proceeds from minority partners' contributions	13,166	7,902	4,459	572
Distributions to minority partners	(26,024)	(1,053)	(27,946)	(1,707)
Net cash used in financing activities	(68,762)	(49,055)	(25,509)	(3,157)

2.         Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Deposits (including income tax deposits of approximately $7,721 at June 30, 2003)	$12,618	$4,911
Accounts receivable	7,905	8,614
Accounts receivable franchisees	2,921	2,920
Prepaid expenses	18,089	14,255
Other current assets	1,759	686

	$43,292	$31,386

3.         Property, Fixtures and Equipment, Net

Property, fixtures and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Land	$167,475	$166,600
Buildings & building improvements	491,187	454,682
Furniture & fixtures	131,909	119,450
Equipment	312,714	295,718
Leasehold improvements	219,750	201,975
Construction in progress	25,031	30,992
Accumulated depreciation	(388,985)	(354,395)

	$959,081	$915,022

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.         Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows (in thousands):

December 31, 2002, restated	$46,337
Acquisitions (see Note 10 of Notes to Unaudited Consolidated Financial Statements)	14,127

June 30, 2003, restated	$60,464

5.         Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)

Other assets	$53,591	$52,011
Deferred license fee, net of valuation provision of approximately $1,500 at June 30, 2003	13,500	15,000

	$67,091	$67,011

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

6.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002
	(unaudited)
	(restated)	(restated)

Accrued payroll and other compensation	$31,339	$25,877
Accrued insurance	19,783	17,002
Accrued property taxes	9,566	8,361
Other accrued expenses	15,300	18,887

	$75,988	$70,127

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the six months ended June 30, 2003 was approximately $86,549,000, which included the effect of losses from translation adjustments of approximately $728,000.

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

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) are currently consolidated.  These ventures would be considered variable interest entities under the provisions of FIN 46, and the Company believes it will continue to consolidate them upon adoption of that interpretation.  The LLC and the Roy’s JV restaurant systems each consist of approximately 13 restaurants as of June 30, 2003.  The Company’s maximum exposure to loss as a result of its involvement with the LLC is estimated to be the investment in the LLC and outstanding loans to its partner in the LLC (see Note 5 of Notes to Unaudited Consolidated Financial Statements) and totals approximately $33,118,000 at June 30, 2003.  The Company’s maximum exposure to loss as a result of its involvement with the Roy’s JV is estimated to be the investment in the Roy’s JV and the outstanding debt guarantee on a line of credit for the Company’s partner in the Roy’s JV (see Note 7 of Notes to Unaudited Consolidated Financial Statements) and totals approximately $41,129,000 at June 30, 2003.

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

The Company is a franchisor of 160 restaurants and is currently assessing the impact of FIN 46 on the status of those franchisees as variable interest entities.  As of the date of this filing, the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46.  Additionally, certain FASB Staff Positions (“FSPs”) relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of its concepts.  The Company does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship.  However, the Company does guarantee an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 7 of Notes to Unaudited Consolidated Financial Statements).  Depending on the final adoption provisions and interpretations of FIN 46, the Company may be required to consolidate certain of its franchisees, which could have a material effect on the Consolidated Financial Statements, and the Company is unable to quantify the total impact as of the date of this filing.

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002
	(restated)	(restated)	(restated)	(restated)

Net income	$44,702	$39,419	$87,277	$78,030
Stock-based employee compensation expense included in
net income, net of related tax effects	898	751	1,701	1,445
Total stock-based employee compensation expense determined
under fair value based method, net of related tax effects	(4,105)	(2,678)	(8,037)	(6,576)

Pro forma net income	$41,495	$37,492	$80,941	$72,899

Earnings per common share:
Basic - as reported	$0.59	$0.51	$1.15	$1.01

Basic - pro forma	$0.55	$0.49	$1.07	$0.94

Diluted - as reported	$0.57	$0.49	$1.11	$0.97

Diluted - pro forma	$0.53	$0.47	$1.03	$0.91

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.  Comparisons to reported amounts for 2002 are based upon restated results as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

Results of Operations (unaudited)

The following tables set forth, for the periods indicated, (i) the percentages that the items in our Unaudited Consolidated Statements of Income bear to total revenues, or restaurant sales as indicated, and (ii) selected operating data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
	(restated)	(restated)	(restated)	(restated)

Revenues
Restaurant sales	99.3%	99.2%	99.2%	99.2%
Other revenues	0.7	0.8	0.8	0.8

Total Revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of sales (1)	36.3	36.7	36.2	37.1
Labor & other related (1)	24.6	24.5	24.6	24.3
Other restaurant operating (1)	20.9	20.0	20.9	19.9
Distribution expense to employee partners, excluding stock expense	2.3	2.6	2.3	2.5
Employee partner stock buyout expense	0.2	0.2	0.2	0.2
Depreciation & amortization	3.0	3.0	3.0	3.0
General & administrative	3.6	3.7	3.5	3.7
Income from operations of unconsolidated affiliates	(0.2)	(0.3)	(0.2)	(0.3)
Total costs and expenses	90.0	89.9	89.8	89.7

Income from operations	10.0	10.1	10.2	10.3
Other income (expense), net	*	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(* )	(0.1)	(* )

Income before elimination of minority
partners’ interest and income taxes	10.0	10.1	10.1	10.3
Elimination of minority partners’ interest	0.1	(* )	0.2	(* )

Income before provision for income taxes	9.9	10.1	10.0	10.3
Provision for income taxes	3.4	3.5	3.5	3.6

Income before cumulative effect of a change
In accounting principle	6.5	6.6	6.5	6.7
Cumulative effect of a change in accounting
principle (net of taxes)	-	-	-	(0.1)

Net income	6.5%	6.6%	6.5%	6.6%

(1) As a percentage of restaurant sales.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

System-wide sales grew by 13.3%, to $833,000,000, for the quarter and by 12.2%, to $1,628,000,000, for the six-month period ended June 30, 2003.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$530	$490	$1,035	$964
International	25	13	46	25

Total	555	503	1,081	989

Carrabba's Italian Grills	81	62	157	124
Other restaurants	48	26	93	53

Total Company-owned restaurant sales	$684	$591	$1,331	$1,166

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$102	$97	$200	$190
International	20	22	44	45

Total	122	119	244	235

Carrabba's Italian Grills	23	23	45	45
Other restaurants	4	2	8	5

Total franchise and development joint venture sales (1)	$149	$144	$297	$285

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

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased by $358,000 to $5,136,000 during the second quarter of 2003, compared with $4,778,000 in the same period in 2002. The increase was attributable to higher royalties from additional stores operated as franchises during the second quarter of 2003 compared with the same period in 2002. The increase was partially offset by our decision to allow 14 of our international franchised restaurants in certain markets to spend the royalties due to us on additional advertising to increase brand awareness and penetration in new markets.

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

Distribution expense to employee partners, excluding stock expense.  Distribution expense to employee partners, excluding stock expense, includes distributions of restaurant cash flows to managing partners and area operating partners pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs as a percentage of total revenues decreased 0.3% to 2.3% in the second quarter of 2003, compared with 2.6% in the same period in 2002.  Decreases in distributions to area operating partners as a result of buyouts occurring after June 30, 2002 and fewer cash buyouts of managing partners occurring in the second quarter of 2003 compared to the same period in 2002, were partially offset by an increase in overall restaurant operating margins across the consolidated brands.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights in the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense as a percentage of total revenues remained at 0.2% of total revenues in the second quarter of 2003, compared with the same period in 2002.  Increases in expense due to new restaurants opened by area operating partners and increased overall restaurant operating margins across the consolidated brands were offset by buyouts of existing restaurants.

Depreciation.  Depreciation costs as a percentage of total revenues remained at 3.0% in the second quarter of 2003 as compared to the same period in 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

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

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $1,650,000 during the second quarter of 2003 compared with income of $1,524,000 during the same period in 2002. This increase was attributable to improved performance at Brazilian development joint venture Outback Steakhouses offset by lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $8,419,000 to $68,887,000 in the second quarter of 2003 compared with $60,468,000 in the same period in 2002.

Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other income was $353,000 during the second quarter of 2003 compared with net other expense of $570,000 in the same period in 2002. The change in net other income (expense) in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $800,000 in the second quarter of 2002 to a gain of approximately $500,000 in the same period in 2003.

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002 (unaudited) (continued)

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests of minority partners. As a percentage of revenues, these allocations were 0.1% and less than 1/10 of one percent during the quarters ended June 30, 2003 and 2002, respectively.  The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes. The provision for income taxes in the second quarter of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.7% during the second quarter of 2003 and 2002. Approximately 50% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the second quarter of 2003 was $44,702,000 compared with $39,419,000 in the same period in 2002. Basic earnings per share increased to $0.59 during the second quarter of 2003 compared with $0.51 for the same period in 2002.  Basic weighted shares outstanding decreased by approximately 1,875,000 shares from 77,274,000 shares at June 30, 2002 to 75,399,000 at June 30, 2003.  Diluted earnings per share increased to $0.57 during the second quarter of 2003 compared with $0.49 for the same period in 2002.  Diluted weighted shares outstanding decreased by approximately 1,969,000 shares from 80,406,000 shares at June 30, 2002 to 78,437,000 shares at June 30, 2003.  The decrease in both basic and diluted weighted shares outstanding for the quarter ended June 30, 2003 compared with June 30, 2002 was primarily due to the purchase of treasury shares during the quarter ended June 30, 2003, partially offset by the issuance of shares for stock option exercises.

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

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased by $930,000 to $10,142,000 during the first half of 2003 compared with $9,212,000 in the same period in 2002. The increase was attributable to higher royalties from additional stores operated as franchises during the first half of 2003 compared with the same period in 2002. The increase was partially offset by our decision to allow 14 of our international franchised restaurants in certain markets to spend the royalties due to us on additional advertising to increase brand awareness and penetration in new markets.

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

Distribution expense to employee partners, excluding stock expense.  Distribution expense to employee partners, excluding stock expense, includes distributions of restaurant cash flows to managing partners and area operating partners pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs as a percentage of total revenues decreased 0.2% to 2.3% in the first half of 2003, compared with 2.5% in the same period in 2002.  Decreases in distributions to area operating partners as a result of buyouts occurring after June 30, 2002 and fewer cash buyouts of managing partners occurring in the first half of 2003 compared to the same period in 2002, were partially offset by an increase in overall restaurant operating margins across the consolidated brands.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of our area operating partners’ rights in the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense as a percentage of total revenues remained at 0.2% of total revenues in the first six months of 2003, compared with the same period in 2002.  Increases in expense due to new restaurants opened by area operating partners and increased overall restaurant operating margins across the consolidated brands were offset by buyouts of existing restaurants.

Depreciation.  Depreciation costs as a percentage of total revenues remained at 3.0% in the first half of 2003 as compared to the same period in 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses, and Roy’s.

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

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of the income from restaurants operated as development joint ventures. Income from the development joint ventures was $2,939,000 during the first six months of 2003 compared with income of $3,050,000 during the same period in 2002. This decrease was attributable to lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures, partially offset by improved performance at Brazilian development joint venture Outback Steakhouses.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above and the opening of new restaurants, income from operations increased by $15,252,000 to $136,182,000 in the first half of 2003 compared with $120,930,000 in the same period in 2002.

Other income (expense), net. Other income (expense) includes the net of revenues and expenses from non-restaurant operations. Net other expense was $590,000 during the first six months of 2003 compared with net other expense of $887,000 in the same period in 2002. The decrease in net other expenses in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $880,000 in the first half of 2002 to a gain of approximately $330,000 in the same period in 2003, which was partially offset by a gain of approximately $500,000 from the sale of a non-operating asset during the first quarter of 2002, which did not recur in 2003.

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002 (unaudited) (continued)

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests of minority partners. As a percentage of revenues, these allocations were 0.2% and less than 1/10 of one percent during the six months ended June 30, 2003 and 2002, respectively.  The increase in the ratio is the result of an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes. The provision for income taxes in the first half of both 2003 and 2002 reflected the expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.7% during the first six months of 2003 and 34.8% during the first six months of 2002. Approximately 50% of the Company’s international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Cumulative effect of a change in accounting principle.  The cumulative effect of a change in accounting principle represents the effect of the adoption of the transitional impairment provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption was made effective as of the beginning of 2002.  The cumulative effect of the change in accounting principle in the first half of 2002 was approximately $740,000, net of taxes of approximately $446,000.  Basic and diluted earnings per share were both reduced by $0.01 due to the impact of the change in accounting principle.

Net income and earnings per share.Net income for the first half of 2003 was $87,277,000 compared with $78,030,000 in the same period in 2002. Basic earnings per share increased to $1.15 during the first half of 2003 compared with $1.01 for the same period in 2002.  Basic weighted shares outstanding decreased by approximately 1,600,000 shares from 77,176,000 shares at June 30, 2002 to 75,576,000 at June 30, 2003.  Diluted earnings per share increased to $1.11 during the first half of 2003 compared with $0.97 for the same period in 2002.  Diluted weighted shares outstanding decreased by approximately 1,899,000 shares from 80,223,000 shares at June 30, 2002 to 78,324,000 shares at June 30, 2003.  The decrease in both basic and diluted weighted shares outstanding for the six months ended June 30, 2003 compared with June 30, 2002 was primarily due to the purchase of treasury shares during the six months ended June 30, 2003, partially offset by the issuance of shares for stock option exercises.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited)

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

		Six Months Ended
	Year Ended	June 30,
	December 31,
	2002	2003	2002

Net cash provided by operating activities	$294,000	$56,506	$127,454
Net cash used in investing activities	(168,066)	(65,853)	(89,380)
Net cash used in financing activities	(54,284)	(49,055)	(3,157)

Net increase (decrease) in cash and cash equivalents	$71,650	$(58,402)	$34,917

We require capital principally for the development of new restaurants, remodeling of older restaurants and investment in technology. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). Capital expenditures totaled approximately $181,798,000 for year ended December 31, 2002 and approximately $78,954,000 and $88,420,000 during the first six months of 2003 and 2002, respectively. We either lease our restaurants under operating leases for periods ranging from five to thirty years (including renewal periods) or build free standing restaurants where it is cost effective.

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

We expect that our capital requirements through the end of 2003 will be met by cash flows from operations and, to the extent needed, advances on our line of credit. The revolving line of credit contains certain restrictions and conditions that require us to maintain net worth of $585,685,000 as of June 30, 2003, a fixed charge coverage ratio of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At June 30, 2003, we were in compliance with all of the above debt covenants. (See Note 7 of Notes to Unaudited Consolidated Financial Statements.)

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

We are the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At June 30, 2003, the outstanding balance on the note was approximately $68,000,000. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net”. This affiliate has not yet reached its operating break-even point. Accordingly, we have made two additional working capital contributions, $667,000 in December 2001 and $444,000 in July 2002, in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

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

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

4.30b

First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s Holdings, Inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.57

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., JSS, Inc. and Jeffery S. Smith (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.58

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Yoxco, Inc. and Steven E. Yoxsimer (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.59

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Tomco of the Carolinas, Inc. and Thomas M. Allen (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.60

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Stephen S. Newton & Associates, Inc. and Stephen S. Newton (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.61

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Texas Aussie, Inc. and Steven R. Miller (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.62

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., M. Aaron, Inc. and Marcus C. Aaron (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.63

Acquisition Agreement among Outback Steakhouse, Inc., Outback Steakhouse of Florida, Inc., Szalinski & Associates, Inc. and Stephen P. Szalinski (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.64

Acquisition Agreement among Outback Steakhouse, Inc., Carrabba's Italian Grill, Inc., Te Piace of Tampa Bay, Inc. and Martin E. Reichenthal (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.65

Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

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
Date: December 10, 2003

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)