Form 10-K
period 2003-12-31
OUTBACK STEAKHOUSE INC
filed 2004-03-12
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 1-15935

OUTBACK STEAKHOUSE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3061413
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
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
  [X] Yes  [  ]  No

As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,541,768,333 based upon the last sales price reported for such date on the New York Stock Exchange.

As of March 5, 2004, the number of shares outstanding of the Registrant's Common Stock, $.01 par value was 74,813,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in Part II of this report.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. (“the Proxy Statement”) for the Annual Meeting of Shareholders to be held on April 21, 2004 are incorporated by reference in Parts I and III of this report.

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent Outback Steakhouse, Inc.’s expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

Our actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy elsewhere in this report and as a result, among other things, of the following:

(i)      The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)     Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; local, regional and national economic conditions; the seasonality of our business; demographic trends; traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)    Consumer perception of food safety;

(iv)    Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing which could delay construction, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, and the ability to recruit and train skilled management and restaurant employees;

(v)     Price and availability of commodities, including but not limited to items such as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies are subject to fluctuation and could increase or decrease more than we expect; and/or

(vi)    Weather and other acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

ITEM 1. BUSINESS

GENERAL

We were incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 we changed our name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with our initial public offering, as a result of which Outback Delaware became a holding company for Outback Florida. Unless the context requires otherwise, references to the “Company” mean Outback Delaware, our wholly owned subsidiaries and each of the limited partnerships and joint ventures controlled by us and our subsidiaries.

In April 1993, we purchased a 50% interest in the cash flows of two Carrabba's Italian Grill restaurants located in Houston, Texas (the “Original Restaurants”), and entered into a 50-50 joint venture with the founders of Carrabba's to develop additional Carrabba's Italian Grill restaurants (“Carrabba's”). Carrabba's Italian Grill, Inc. (“CIGI”), a Florida corporation, was formed in January 1995. In January 1995, the founders obtained sole ownership of the Original Restaurants and we obtained sole ownership of the Carrabba's concept and four restaurants in Florida. The original 50-50 joint venture continues to develop restaurants in the State of Texas. We have the sole right to develop restaurants outside of Texas, and pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba's restaurants opened after 1994.

In May 1995, through our wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, we entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants. In May 2002, we purchased the 20% interest in Outback Steakhouse International LP that we did not previously own.

In June 1999, we entered into an agreement with Roy Yamaguchi, the founder of Roy's restaurants (“Roy's”), through our wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, to develop and operate future Roy's worldwide. Roy's is an upscale casual restaurant featuring “Hawaiian-Fusion” cuisine. There were 13 domestic Roy's at December 31, 2003, in which we do not have an economic interest.

In October 1999, we purchased three Fleming's Prime Steakhouse and Wine Bar (“Fleming's”) restaurants through our wholly owned subsidiary, OS Prime, Inc., a Florida corporation. At the same time, we entered into an agreement with the founders of Fleming's to develop and operate additional Fleming's worldwide. Fleming's is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. In January 2003, we acquired two Fleming's from the founders of Fleming's pursuant to the asset purchase agreement dated October 1, 1999, through our wholly owned subsidiary, OS Prime, Inc. a Florida corporation.

In 2000, through our wholly owned subsidiary, OS Southern, Inc., a Florida corporation, we opened one Lee Roy Selmon's (“Selmon's”) restaurant as a developmental format.  The second Lee Roy Selmon’s was opened in 2003.

In October 2001, we purchased the Bonefish Grill (“Bonefish”) restaurant operating system from the founders of Bonefish Grill, through our wholly owned subsidiary, Bonefish Grill, Inc., a Florida corporation. At the same time, we entered into an agreement to acquire an interest in three existing Bonefish Grill restaurants and to develop and operate additional Bonefish Grills. Bonefish is a mid-scale, casual seafood format that serves dinner only and features fresh oak-grilled fish, fresh seafood, as well as beef, pork, chicken, and pasta entrees.

In August 2002, we opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant as a developmental format, through our wholly owned subsidiary, OS Tropical, Inc., a Florida corporation and our joint venture partner Cheeseburger Holding Company, LLC.  We opened a second Cheeseburger in Paradise in 2003. Cheeseburger in Paradise serves dinner only and features gourmet hamburgers and sandwiches, as well as retail merchandise inspired by Jimmy Buffett.

In September 2003, we entered into an agreement to develop and operate Paul Lee’s Chinese Kitchen (Paul Lee’s) restaurants, through our wholly owned subsidiary OS Cathay, Inc., a Florida corporation and our joint venture partner PLCK Holdings, LLC. Paul Lee’s will be a casual, suburban restaurant, serving reasonably priced traditional Chinese dishes. Paul Lee's will offer dinner only, with a key priority focusing on an efficient curbside takeout program.  There were no Paul Lee’s opened in 2003.

CONCEPTS AND STRATEGIES

As of December 31, 2003, our restaurant system included full-service restaurants with several types of ownership structures. At December 31, 2003, the system included restaurant formats and ownership structures as listed in the following table:

Outback Steakhouse, Inc. and Affiliates	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba's Italian Grills	Fleming's Prime Steakhouses	Roy's	Lee Roy Selmon's	Bonefish Grills	Cheeseburger In Paradise	Total

Company owned	622	51	119	23	17	2	32	2	868
Development joint venture	3	10	29	-	1	-	1	-	44
Franchise	98	41	-	-	-	-	4	-	143
Total	723	102	148	23	18	2	37	2	1,055

The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature “Bloomin' Onion,” desserts and full liquor service. Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. Fleming's restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming's also offers several specialty appetizers and desserts. In addition to a full service bar, Fleming's offers over 100 quality wines by the glass. The majority of Roy's restaurants serve dinner only and feature a limited menu of “Hawaiian fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy's also offers several specialty appetizers, desserts and full liquor service. Selmon's serves lunch and dinner and features “Southern Style” comfort food. Selmon's also offers appetizers, desserts and full liquor service. Bonefish Grill serves dinner only and features a variety of fresh grilled fish complemented by a variety of sauces. Cheeseburger in Paradise serves dinner only and features gourmet hamburgers and sandwiches. Cheeseburger in Paradise also offers appetizers, desserts, full liquor service and retail merchandise inspired by Jimmy Buffett. We believe that we differentiate our Outback Steakhouse, Carrabba's Italian Grills, Fleming's Prime Steakhouse and Wine Bars, Roy's, Lee Roy Selmon's, Bonefish Grills and Cheeseburger in Paradise restaurants by:

—          emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

—          attracting a diverse mix of customers through casual and upscale dining atmospheres emphasizing highly attentive service;

—          hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase an interest in the cash flows of the restaurants they manage; and

—          limiting service to dinner for the majority of our locations (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine. Liquor service accounts for approximately 13% of domestic Outback Steakhouses' restaurant sales. The price range of appetizers is $2.69 to $7.99 and the price range of entrees is $6.99 to $29.99. The average check per person was approximately $17.50 to $20.00 during 2003. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $21.99 to $29.99.

Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

Restaurant Management and Employees. The general manager of each domestic Outback is required to purchase a 10% interest in the restaurant he or she manages for $25,000, and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers. In addition, since our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

CARRABBA'S ITALIAN GRILL:

Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16% of Carrabba's revenues. The price range of appetizers is $6.49 to $9.99 and the price of entrees is $8.99 to $19.49 with nightly specials ranging from $10.99 to $25.99. The average check per person was approximately $18.00 to $22.00 during 2003. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

Casual Atmosphere. Carrabba's Italian Grills feature a casual dining atmosphere with a decor suggestive of a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba's family photos, authentic Italian pottery and cooking utensils.

Restaurant Management and Employees. The general manager of each Carrabba's Italian Grill is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers. In addition, since our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

FLEMING'S PRIME STEAKHOUSE & WINE BAR:

Menu. The Fleming's Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming's offers a selection of over 100 quality wines available by the glass. Liquor service accounts for approximately 33% of Fleming's revenue. The price range of entrees is $18.50 to $33.95. Appetizers range from $6.50 to $11.50 and side dishes range from $4.95 to $6.50. The average check per person was approximately $55.00 to $65.00 during 2003.

Upscale Casual Atmosphere. Fleming's Prime Steakhouse and Wine Bar offers an upscale dining experience in an upbeat, casual setting. The décor features an open dining room built around an exhibition kitchen and expansive bar. The refined and casually elegant setting features lighter woods and colors with rich cherry wood accents and high ceilings. Private dining rooms are available for private gatherings or corporate functions.

Restaurant Management and Employees. The general manager of each Fleming's is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Fleming's is required to purchase a 2% interest in the restaurant for $10,000 and is required to enter into a five-year employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers and chefs. In addition, since our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

ROY'S:

Menu. Roy's menu offers Chef Roy Yamaguchi's “Hawaiian-fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Liquor service accounts for approximately 29% of Roy's revenue. In addition to full bar service, Roy's offers a large selection of quality wines. The price range of entrees is $21.00 to $65.00. Appetizers range from $8.00 to $24.00. The average check per person was approximately $45.00 to $55.00 during 2003.

Upscale Casual Atmosphere. Roy's offers an upscale casual dining experience, including spacious dining rooms, an expansive lounge area, a covered outdoor dining patio and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions.

Restaurant Management and Employees. The general manager of each Roy's is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Roy's is required to purchase a 5% interest in the restaurant for $15,000 and is required to enter into a five-year employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers and chefs. In addition, since our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

BONEFISH GRILL:

Menu. The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees. The menu also includes several specialty appetizers. In addition to full bar service, Bonefish offers a specialty martini list. Liquor service accounts for approximately 26% of Bonefish's revenue. The price range of entrees is $13.50 to $21.90. Appetizers range from $5.50 to $14.90.  The average check per person was approximately $21.00 to $24.00 during 2003.

Casual Atmosphere. Bonefish offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables, and distinctive artwork inspired by Florida's natural coastal setting.

Restaurant Management and Employees. The general manager of each Bonefish is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers. In addition, since our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

CHEESEBURGER IN PARADISE:

Menu. The Cheeseburger in Paradise menu offers a signature cheeseburger, traditional American favorites, fresh fish dishes, and Caribbean and New Orleans style creations.  Each Cheeseburger offers a Tiki Bar with an extensive drink menu, including a variety of frozen drinks, as well as live nightly entertainment. Liquor service accounts for approximately 33% of Cheeseburger’s revenue. The price range of entrees is $6.45 to $16.95. Appetizers range from $2.45 to $12.95.  The average check per person was approximately $11.00 to $13.00 during 2003.

Casual Atmosphere. Cheeseburger offers a casual dining experience in an island setting. The exterior is a Key West-style structure with a tin and weathered wood water tower.  The interior is island décor and nautical sports paraphernalia scattered throughout weathered woods, sailcloth, tin roofs, thatch and bamboo.

Restaurant Management and Employees. The general manager of each Cheeseburger is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers. In addition, since our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

EXPANSION STRATEGY

During the year ended December 31, 2003, we added 28 domestic and 16 international Outback Steakhouses, 25 Carrabba's Italian Grills, 22 Bonefish Grills, five Fleming's, two Roy's, one Selmon’s and one Cheeseburger in Paradise to our restaurant system. We expect to open 28 to 30 domestic Company owned Outback Steakhouse restaurants in 2004, 4 to 5 domestic franchised restaurants and 16 to 20 international restaurants, of which 13 to 15 will be company owned and 3 to 5 will be franchised. In 2004, we expect to develop 24 to 25 Carrabba's restaurants, the majority of which will be Company owned and opened in our existing markets or in select new domestic markets. We also intend to add 10 to 12 Fleming's Prime Steakhouse & Wine Bar restaurants, 1 to 2 Roy's restaurants, 30 to 35 Bonefish Grills, 6 to 8 Cheeseburger in Paradise restaurants and 2 Paul Lee’s Chinese Kitchens during 2004.

The above statements regarding our expansion plans constitute forward-looking statements. We note that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to above. Our development schedule for new restaurant openings is subject to a number of risk factors that could cause actual results to differ, including:

(i)      Availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;

(ii)     The ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;

(iii)    Impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;

(iv)    The ability to obtain all necessary contractors and sub-contractors;

(v)     Union activities such as picketing and hand billing which could delay construction;

(vi)    The ability to negotiate suitable lease terms;

(vii)   The ability to generate or borrow funds;

(viii)  The ability to recruit and train skilled management and restaurant employees; and

(ix)     Weather and acts of God beyond our control resulting in construction delays.

Company owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 51% to 90%. Company owned restaurants also include restaurants owned by consolidated ventures in which we have less than a majority ownership. We consolidate these ventures because we control the executive committee (which functions as a board of directors) or have control through representation on the committee by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the partners in the consolidated ventures have been funded by loans to the partners either directly from us, or from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partners' membership interests. As a result of our controlling financial interest in these ventures, they are included in Company owned restaurants. We are responsible for 50% of the costs of new restaurants operated under these consolidated joint ventures and our joint venture partner is responsible for the other 50%. Our joint venture partners in consolidated joint ventures fund their portion of the costs of new restaurants through loans from us or through a line of credit that we guarantee (see Liquidity and Capital Resources). The results of operations of Company owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners' interests is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners' interest.”

Development Joint Venture restaurants are organized as general partnerships and joint ventures in which we are one of two general partners and generally owns 50% of the partnership and our joint venture partner generally owns 50%. We are responsible for 50% of the costs of new restaurants operated as Development Joint Ventures and our joint venture partner is responsible for the other 50%. Our investments in these ventures are accounted for under the equity method, therefore the income derived from restaurants operated as Development Joint Ventures is presented in the line item “Income from operations of unconsolidated affiliates” in our Consolidated Statements of Income.

Site Selection. We currently lease approximately 60% of our restaurant sites. In the future, we expect to construct a significant number of freestanding restaurants on owned or leased sites. Our leased sites are generally located in strip shopping centers. We expect 60% to 70% of new restaurants to be free standing locations. We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. Construction of a new restaurant takes approximately 90 to 360 days from the date the location is leased or under contract.

We design the interior of our restaurants in-house and utilize outside architects when necessary. A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and an island, full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 45 to 48 tables and seats approximately 220 people. The bar area consists of approximately ten tables and has seating capacity for approximately 54 people. Appetizers and complete dinners are served in the bar area.

A typical Carrabba's Italian Grill is approximately 6,600 square feet and features a dining room, pasta bar and a full service liquor bar. The dining area of a typical Carrabba's Italian Grill consists of 40 to 45 tables and seats approximately 230 people. The liquor bar area includes six tables and seating capacity for approximately 59 people, and the pasta bar has seating capacity for approximately ten people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

A typical Fleming's is approximately 7,850 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Fleming's consists of approximately 47 tables and seats approximately 202 people. The bar area includes six tables and bar seating with a capacity for approximately 34 people.

A typical Roy's is approximately 7,100 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Roy's consists of approximately 41 tables and seats approximately 154 people. The bar area includes six tables and bar seating with a capacity for approximately 34 people.

A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 36 tables and seats approximately 144 people. The bar area includes four tables and bar seating with a capacity for approximately 25 people.

A typical Cheeseburger in Paradise is approximately 7,300 square feet and features a dining room and full service Tiki bar. The dining area of a typical Cheeseburger consists of approximately 40 tables and seats approximately 155 people. The bar area includes eight tables and bar seating with a capacity for approximately 75 people.

RESTAURANT LOCATIONS

The following table sets forth the location of each existing Outback Steakhouse as of December 31, 2003:

DOMESTIC DEVELOPMENT
DOMESTIC COMPANY	DOMESTIC COMPANY	JOINT VENTURE	UNAFFILIATED DOMESTIC
OWNED RESTAURANTS	OWNED RESTAURANTS	RESTAURANTS	FRANCHISED RESTAURANTS

Alabama (12)	Nebraska (4)	Florida (1)	Alaska (1)
Arizona (17)	Nevada (9)	Pennsylvania (1)	California (56)
Arkansas (7)	New Hampshire (3)	Tennessee (1)	Idaho (5)
Colorado (18)	New Jersey (14)		Mississippi (6)
Connecticut (7)	New Mexico (5)		Montana (1)
Delaware (2)	New York (28)		Oregon (8)
Florida (75)	North Carolina (31)		Tennessee (3)
Georgia (30)	North Dakota (1)		Washington (18)
Hawaii (6)	Ohio (28)
Illinois (19)	Oklahoma (9)
Indiana (16)	Pennsylvania (23)
Iowa (4)	Rhode Island (1)
Kansas (6)	South Carolina (19)
Kentucky (9)	South Dakota (2)
Louisiana (13)	Tennessee (14)
Maine (1)	Texas (56)
Maryland (19)	Utah (4)
Massachusetts (18)	Vermont (1)
Michigan (23)	Virginia (30)
Minnesota (9)	West Virginia (7)
Missouri (14)	Wisconsin (5)
Montana (1)	Wyoming (2)

INTERNATIONAL
INTERNATIONAL	DEVELOPMENT	UNAFFILIATED
COMPANY OWNED	JOINT VENTURE	INTERNATIONAL
RESTAURANTS	RESTAURANTS	FRANCHISED RESTAURANTS

Cayman Islands (1)	Brazil (9)	Australia (1)
Hong Kong (3)	Philippines (1)	Bahamas (1)
Japan (10)		Canada (20)
Korea (33)		China (2)
Philippines (2)		Costa Rica (1)
Puerto Rico (2)		Dominican Republic (1)
Guam (1)
Indonesia (1)
Malaysia (1)
Mexico (4)
Singapore (1)
Thailand (1)
United Kingdom (5)
Venezuela (1)

The following table sets forth the location of each existing Carrabba's Italian Grill as of December 31, 2003:

COMPANY OWNED	COMPANY OWNED	DEVELOPMENT JOINT
RESTAURANTS	RESTAURANTS	VENTURE RESTAURANTS

Alabama (1)	New Hampshire (1)	Alabama (2)
Arizona (4)	New Jersey (5)	Florida (5)
Colorado (6)	New Mexico (1)	Georgia (2)
Florida (38)	New York (1)	Kentucky (1)
Georgia (6)	North Carolina (9)	Ohio (4)
Illinois (1)	Ohio (3)	South Carolina (3)
Indiana (3)	Oklahoma (2)	Tennessee (3)
Kansas (2)	Pennsylvania (4)	Texas (9)
Kentucky (2)	Rhode Island (1)
Maryland (5)	South Carolina (2)
Massachusetts (2)	Tennessee (2)
Michigan (5)	Texas (4)
Missouri (1)	Utah (1)
Nebraska (1)	Virginia (4)
Nevada (2)

The following table sets forth the location of each existing Fleming's Prime Steakhouse & Wine Bar as of December 31, 2003:

COMPANY OWNED RESTAURANTS

Alabama (1)
Arizona (3)
California (5)
Florida (2)
Maryland (1)
Massachusetts (1)
Nevada (1)
New Jersey (1)
Oklahoma (1)
Tennessee (1)
Texas (3)
Utah (1)
Virginia (2)

The following table sets forth the location of each Roy's as of December 31, 2003:
COMPANY OWNED RESTAURANTS	DEVELOPMENT JOINT VENTURE RESTAURANTS

Arizona (2)	Georgia (1)
California (4)
Florida (4)
Illinois (1)
Maryland (1)
Nevada (2)
Pennsylvania (1)
Texas (2)

The following table sets forth the location of each Lee Roy Selmon's as of December 31, 2003:

COMPANY OWNED
RESTAURANTS

Florida (2)

The following table sets forth the location of each Bonefish Grill as of December 31, 2003:

UNAFFILIATED
COMPANY OWNED	DEVELOPMENT JOINT	DOMESTIC FRANCHISED
RESTAURANTS	VENTURE RESTAURANTS	RESTAURANTS

Alabama (1)	Florida (1)	Alabama (1)
Florida (17)		North Carolina (1)
Indiana (3)		South Carolina (1)
Kentucky (2)		Tennessee (1)
North Carolina (3)
Ohio (2)
Virginia (3)
Washington (1)

The following table sets forth the location of each Cheeseburger in Paradise as of December 31, 2003:

COMPANY OWNED
RESTAURANTS

Illinois (1)
Indiana (1)

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba's Italian Grill, Lee Roy Selmon's, Cheeseburger in Paradise or Bonefish Grill consists of one general manager, one assistant manager and one kitchen manager. The management staff of a typical Fleming's or Roy's consists of a general manager, an executive chef, and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company established operating standards.

Purchasing. Our management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. We and our franchisees purchase substantially all food and beverage products from authorized local or national suppliers, and we periodically make advance purchases of various inventory items to ensure adequate supply or obtain favorable pricing. We currently purchase substantially all of our beef from four suppliers, with whom we maintain good relationships.

Supervision and Training. We require our area operating partners and restaurant general managers to have significant experience in the full-service restaurant industry. In addition, we have developed a comprehensive 12-week training course which all operating partners and general managers are required to complete. The program emphasizes our operating strategy, procedures and standards. Our senior management meets quarterly with our operating partners to discuss business-related issues and share ideas. In addition, members of senior management regularly visit the restaurants to ensure that our concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

The restaurant general managers and area operating partners, together with our President, Regional Vice Presidents, Senior Vice President of Training and Director of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee's performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and senior management.

Advertising and Marketing. We use radio and television advertising in selected markets for Outback, Carrabba's and Bonefish where it is cost-effective. Historically, our goal was to develop a sufficient number of restaurants in each market we serve to permit the cost-effective use of radio and television advertising. In the future, we expect that our upscale casual restaurants will be less dependent on broadcast media and more dependent on site visibility and local marketing. We engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants.

GENERAL MANAGER PARTNER PROGRAM

The general manager of each Company owned domestic Outback and Carrabba's restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Bonefish restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company owned Fleming's and Roy's is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company owned Fleming's and Roy's is required, as a condition of employment, to sign a five-year employment agreement and is required for Fleming's to purchase a 2% interest and for Roy's to purchase a 5% interest in the restaurant. We require each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback, Carrabba's and Bonefish and the 6% interest in Fleming's and Roy's has been fixed at $25,000, which may be refundable under certain conditions as defined in the employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant's annual cash flows for the duration of the agreement. During the term of employment, each general manager is prohibited from selling or otherwise transferring his or her interest, and after the term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his or her interest to his or her employer or our general partners upon termination of employment on terms set forth in his or her employment agreement. We intend to continue the general manager investment program.

OWNERSHIP STRUCTURES

Our ownership interests in each of our restaurants are divided into two basic categories: (i) Company owned restaurants which are owned by general partnerships in which we are a general partner and own a controlling financial interest or in which we exercise control while holding less than a majority ownership, and (ii) development joint ventures. The results of operations of Company owned restaurants are included in our Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than ours. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs, and energy costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2003, there were 98 domestic franchised Outback Steakhouses and 41 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3-5% of gross restaurant sales. In addition, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

At December 31, 2003, there were no unaffiliated domestic franchised Roy's, as we purchased the one existing franchisee in September 2003.  Through the purchase date, the unaffiliated domestic franchisee paid an initial franchise fee of $25,000 for the restaurant and paid a continuing monthly royalty of 2.5% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, as we had not yet established a national advertising fund or a regional advertising cooperative, the domestic unaffiliated franchisee was required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative for any future franchisees, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

At December 31, 2003, there were four domestic franchised Bonefish Grills. Each unaffiliated domestic franchisee paid an initial franchise fee of $50,000 for each restaurant and pays a continuing monthly royalty of 4.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

There were no unaffiliated franchises of Carrabba's Italian Grills, Fleming's, Cheeseburger in Paradise or Lee Roy Selmon's at December 31, 2003.

All unaffiliated franchisees are required to operate their Outback Steakhouse and Bonefish Grill restaurants in compliance with our methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs although the franchisee has full discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by us.

EMPLOYEES

We employ approximately 69,000 persons, approximately 450 of whom are corporate personnel employed by Outback Steakhouse, Inc. Approximately 2,700 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 450 corporate employees, approximately 50 are in management and 400 are administrative or office employees. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our Outback Steakhouse, our Carrabba's Italian Grill, our Fleming's Prime Steakhouse and Wine Bar, our Roy's, our Cheeseburger in Paradise, our Bonefish Grill, our Lee Roy Selmon's and our Paul Lee’s Chinese Kitchen service marks and our “Bloomin' Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several other of our menu items, and the “No Rules. Just Right.”, “Aussie Mood. Awesome Food.” and other advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

GOVERNMENT REGULATION

We are subject to various federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

Approximately 14% of our restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

We may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

Our restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase our labor costs.

The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. The Act became effective in January 1992 with respect to public accommodation and July 1992 with respect to employment. Under the Act, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons.

ITEM 2. PROPERTIES

Approximately 60% of our restaurants are located in leased space. In the future, we intend to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of our leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and a portion of lessors' operating costs. See pages 11-13 for listing of restaurant locations.

As of December 31, 2003, our executive offices were located in approximately 98,000 square feet of leased space in Tampa, Florida, under a lease expiring in 2010.  Subsequent to year end, we signed a lease extension which added approximately 32,000 square feet of space with a new lease expiration in 2014.

ITEM 3. LEGAL PROCEEDINGS

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us.  In June 2003, in a civil case against us in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver.  The portion of the verdict against us was $39,000,000.  We intend to appeal the decision and believe we have valid grounds for appeal.  We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  As of the date of this filing, the excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  We do not believe the excess carrier’s case has any merit and we intend to vigorously defend the case.  If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and our third party administrator to recover any amounts we may have to pay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of Registrant. Joseph J. Kadow, 47, who joined Outback Steakhouse, Inc. in April 1994, serves as Senior Vice President, General Counsel and Secretary. Mr. Kadow serves at the pleasure of the Board of Directors. Information regarding other executive officers is incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OSI.” The following table sets forth, for the fiscal years ended December 31, 2003 and 2002, the high and low per share prices of our common stock as reported by the NYSE.

	2003			2002

			DIVIDENDS			DIVIDENDS
	HIGH	LOW	DECLARED	HIGH	LOW	DECLARED

First Quarter	$35.95	$30.05	$0.12	$37.96	$32.45	$-
Second Quarter	39.95	34.33	0.12	39.80	33.50	-
Third Quarter	40.83	35.52	0.12	35.75	25.99	-
Fourth Quarter	$47.32	$36.38	$0.13	$36.09	$24.90	$0.12

As of February 26, 2004, there were approximately 1,654 holders of record of our common stock.

On October 23, 2002, our Board of Directors declared our first quarterly dividend of $0.12 for each share of our common stock.  Quarterly dividends of $0.12 per share were also declared on January 22, April 23, and July 23, 2003, and an increased quarterly dividend of $0.13 per share was declared on October 22, 2003.  Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements.  At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for additional discussion regarding our dividend payment.

See Item 12 in Part III of this report for certain information about common stock that may be issued under our equity compensation plans as of December 31, 2003.

The following table includes information with respect to purchases of our common stock made by us during the fourth quarter of the year ended December 31, 2003:

	(a)	(b)	(c)	(d)

	Total number		Total number of shares	Maximum number of shares
	of shares	Average price	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	paid per share	announced programs (1)	under the programs (2)

Month #1
(October 1 to October 31)	-	$-	-	2,618,000
Month #2
(November 1 to November 30)	425,000	$42.65	425,000	2,629,000
Month #3
(December 1 to December 31)	715,000	$43.80	715,000	2,040,000

____________

(1)  No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended December 31, 2003.

(2)  On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management,  depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through December 31, 2003, approximately 4,956,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2003, under these authorizations we have repurchased approximately 9,665,000 shares of our common stock for approximately $304,705,000.

CORPORATE HEADQUARTERS

Outback Steakhouse, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, FL 33607

SHAREHOLDER INFORMATION

Exchange: New York Stock Exchange

Listed Security: OSI common stock

REPORTS ON FORM 10-K

A copy of our Annual Report to the Securities and Exchange Commission on Form 10-K is available to shareholders at no charge on the Internet at www.sec.gov or will be furnished to any shareholder without charge upon written request or by visiting our website at www.outback.com. Address written requests to Investor Relations Department at: Outback Steakhouse, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

STOCK TRANSFER AGENT AND REGISTRAR

The Bank of New York, Stock Transfer Administration, 101 Barclay Street, Floor 11-E, New York, New York 10286. Requests for changes and updates in shareholder records can be made to the Bank of New York Customer Service Department at 1-800-524-4458 (inside the U.S.), 1-610-382-7833 (outside the U.S.) or 1-888-269-5221 (hearing impaired – TDD phone).

INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP, Tampa, Florida.

COMPANY NEWS

Our news releases, including quarterly earnings announcements, are available through the Company Info, Investor Relations section of our website or through our Toll Free Investor Hotline. To receive a faxed copy of recent news releases, call 1-877-733-6774.  This service is available 24 hours a day, seven days a week. For additional Company information, visit our website at www.outback.com.

ANNUAL MEETING

The annual meeting of shareholders will be held on Wednesday, April 21, 2004 at 10:00 a.m. Eastern Daylight Savings Time at the A la Carte Event Pavilion, 4050-B Dana Shores Drive, Tampa, Florida 33634.

ITEM 6. SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,

	2003	2002	2001	2000	1999

	(Dollar amounts in thousands, except per share data)
Statements of Income Data(1):
Revenues
Restaurant sales	$2,724,600	$2,342,826	$2,107,290	$1,888,322	$1,632,720
Other revenues	19,769	19,280	19,843	17,684	13,293

Total revenues	2,744,369	2,362,106	2,127,133	1,906,006	1,646,013

Costs and expenses
Cost of sales	983,362	856,951	806,849	715,224	620,249
Labor and other related	669,056	572,229	507,824	450,879	387,006
Other restaurant operating	572,796	478,483	420,002	358,347	299,829
Distribution expense to employee partners, excluding stock expense	61,030	54,920	47,262	47,192	38,950
Employee partner stock buyout expense	4,791	4,499	5,471	8,275	9,964
Depreciation and amortization	84,876	73,294	64,831	54,895	48,181
General and administrative	104,446	89,868	80,365	75,550	61,173
Provision for impaired assets and restaurant closings	5,319	5,281	4,558	-	5,493
Contribution for “Dine Out for America”	-	-	7,000	-	-
Income from operations of unconsolidated affiliates	(6,119)	(6,029)	(4,390)	(2,362)	(1,027)

Total costs and expenses	2,479,557	2,129,496	1,939,772	1,708,000	1,469,818

Income from operations	264,812	232,610	187,361	198,006	176,195
Other income (expense), net	(1,100)	(3,322)	(2,287)	(1,918)	(3,042)
Interest income	1,479	2,529	3,364	4,738	1,735
Interest expense	(1,810)	(1,317)	(926)	(288)	(319)

Income before elimination of minority partners' interest and income taxes	263,381	230,500	187,512	200,538	174,569
Elimination of minority partners' interest	3,314	(966)	(4,195)	(2,196)	(702)

Income before provision for income taxes	260,067	231,466	191,707	202,734	175,271
Provision for income taxes	89,861	80,636	66,969	73,235	63,502

Income before cumulative effect of a change in accounting principle	170,206	150,830	124,738	129,499	111,769
Cumulative effect of a change in accounting principle (net of taxes)(2)	-	(740)	-	-	-

Net income	$170,206	$150,090	$124,738	$129,499	$111,769

(CONTINUED…)

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollar amounts in thousands, except per share data)
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.26	$1.97	$1.63	$1.67	$1.45
Cumulative effect of a change in accounting principle (net of taxes)	-	(0.01)	-	-	-

Net income	$2.26	$1.96	$1.63	$1.67	$1.45

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$2.17	$1.90	$1.59	$1.63	$1.41
Cumulative effect of a change in accounting principle (net of taxes)	-	(0.01)	-	-	-

Net income	$2.17	$1.89	$1.59	$1.63	$1.41

Pro forma net income (3)					$109,844

Pro forma basic earnings per common share (3)					$1.42

Pro forma diluted earnings per common share (3)					$1.39

Basic weighted average number of common shares outstanding	75,256	76,734	76,632	77,470	77,089
Diluted weighted average number of common shares outstanding	78,393	79,312	78,349	79,232	79,197
Balance Sheet Data:
Working capital	$(63,619)	$43,394	$25,093	$10,430	$9,284
Total assets	1,474,787	1,352,832	1,200,868	982,496	819,093
Long-term debt	9,550	14,436	13,830	11,678	1,519
Interest of minority partners in consolidated partnerships	60,022	43,400	43,301	13,933	16,278
Stockholders' equity	1,026,270	974,283	868,087	741,467	637,673
Cash dividends per common share	$0.49	$0.12	$-	$-	$-

____________

(1)     All applicable share and per share data have been restated to reflect the retroactive effect of a three-for-two stock split effective on March 2, 1999.

(2)     In 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and in accordance with the transitional impairment provision of SFAS No. 142, we recorded the cumulative effect of a change in accounting principle of $740,000, net of taxes of approximately $446,000.

(3)     In 1999, we issued shares of our common stock in a merger to acquire all of the outstanding shares of our New England franchisee which owned 17 Outback Steakhouses in Connecticut, Massachusetts, New Hampshire and Rhode Island. This merger was accounted for by the pooling-of-interests method using historical amounts and the amounts have been restated to give retroactive effect to the mergers for all periods presented.  No income tax expense has been provided in the Company's historical consolidated financial statements on income attributable to the New England franchisee.  Pro forma net income includes an adjustment to increase the provision for income taxes to reflect the anticipated tax as if the New England franchisee had elected not to be taxed under Subchapter S of the Internal Revenue Code.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, over 1,000 system-wide restaurants and 2003 annual revenues for Company-owned stores exceeding $2.7 billion.  We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises.  Our primary focus as a company of restaurants is to provide a quality product coupled with quality service across all of our brands.  This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs.  Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular casual users who return for meals several times a week or on special occasions such as birthday parties, private events, and for business entertainment.  Secondarily, we generate revenues through sale of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity in economic turns, trends in lifestyles and fluctuating costs.  Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a store like natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.  The combination of these factors correlates with our initiatives to drive increased sales at existing stores in order to raise margins, because the incremental sales contribution to margins from every additional dollar of sales above the minimum costs required to open, staff and operate a store is very high.  We are not a company focused on growth in the number of restaurants just to generate additional sales.  Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins from our restaurant concepts.

Promotion of our Outback Steakhouse and Carrabba's Italian Grill restaurants is assisted by the use of use of national broadcast and spot television and radio media, which we will also begin to use for our Bonefish Grill brand.  We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable.  We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands.  We do not run price specials or attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry.  Our advertising dollars are meant to maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts.  Our marketing strategy of getting people to visit frequently and tell others about it complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees, and flawless execution in a well-managed restaurant.

Key factors which can be used in evaluating and understanding our restaurants and assessing our business include the following:

–     Average unit volumes – a per store calculated average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;

–     Operating margins –store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses, and labor and related costs);

–     System-wide sales – a total sales volume for all company-owned, franchise, and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and

–     Same-store or comparable sales – a year-over-year comparison of sales volumes for stores that are open in order to remove the impact of new openings in comparing the operations of existing stores.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Our 2003 financial results included:

–     Growth of consolidated revenues by 16% to $2.7 billion;

–     Growth of net income by 13% to $170 million;

–     100 new unit openings across all brands; and

–     Average unit volume increases at all concepts, with the exception of Bonefish Grill.

Sales increases were driven by new unit openings, as well as increases in average unit volumes, which were aided by the overall economic recovery and continued resurgence of sales in former high tech and telecom markets.  Our strategy in the past year included expansion of our newer concepts, particularly Fleming’s Prime Steakhouse and Wine Bar and Bonefish Grill.  We also focused additional spending on prime time broadcast media for our core Outback Steakhouse brand.  Curbside takeaway is an increasing percentage of our total sales, and is adding incrementally to our overall sales, while not significantly reducing in-store visits.  Our international Outback Steakhouse operations grew average unit volumes by 8% and profits by 93%, which was the result of targeted attempts to translate our brand into local consumer preferences, primarily in the Asian markets.  South Korea continues to be our largest and most profitable international region and will continue to be an opportunity for growth.

In 2003, our results were impacted by the growth of our newer brands.  As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, restaurant operating expenses, and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics.  Labor and related expenses are higher at our new format stores than have typically been experienced at Outback Steakhouses.  However, cost of sales at those stores is lower than those at Outback.  These trends are expected to continue with our planned development of stores in 2004.

Our industry’s challenges and risks include, but are not limited to, the potential for government regulation, the availability of employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing.  We have provided information in our Outlook section that outlines our current beliefs regarding the anticipated changes to our operations resulting from increased beef prices and other commodity costs, continued preopening expenses from the development of new restaurants and our expansion strategy, among other factors that may affect our results in 2004.

INTRODUCTION

At December 31, 2003, Outback Steakhouse, Inc. and Affiliates (the “Company”) restaurant system included the following:

Outback Steakhouse, Inc. and Affiliates	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba's Italian Grills	Fleming's Prime Steakhouses	Roy's	Lee Roy Selmon's	Bonefish Grills	Cheeseburger In Paradise	Total

Company owned	622	51	119	23	17	2	32	2	868
Development joint venture	3	10	29	-	1	-	1	-	44
Franchise	98	41	-	-	-	-	4	-	143
Total	723	102	148	23	18	2	37	2	1,055

Company owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 51% to 90%. Company owned restaurants also include restaurants owned by consolidated ventures in which we have less than a majority ownership. We consolidate these ventures because we control the executive committee (which functions as a board of directors) or have control through representation on the committee by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the partners in the consolidated ventures have been funded by loans to the partners either directly from us, or from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partners' membership interests. As a result of our controlling financial interest in these ventures, they are included in Company owned restaurants. We are responsible for 50% of the costs of new restaurants operated under these consolidated joint ventures and our joint venture partner is responsible for the other 50%. Our joint venture partners in consolidated joint ventures fund their portion of the costs of new restaurants through loans from us or through a line of credit that we guarantee (see Liquidity and Capital Resources). The results of operations of Company owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners' interests is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners' interest.”

Development Joint Venture restaurants are organized as general partnerships and joint ventures in which we are one of two general partners and generally own 50% of the partnership and our joint venture partner generally owns 50%. We are responsible for 50% of the costs of new restaurants operated as Development Joint Ventures and our joint venture partner is responsible for the other 50%. Our investments in these ventures are accounted for under the equity method, therefore the income derived from restaurants operated as Development Joint Ventures is presented in the line item “Income from operations of unconsolidated affiliates” in our Consolidated Statements of Income.

We derive no direct income from operations of franchised restaurants other than initial franchise fees and royalties, which are included in our “Other revenues.”

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth, for the periods indicated: (i) the percentages which the items in our Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Revenues
Restaurant sales	99.3%	99.2%	99.1%
Other revenues	0.7	0.8	0.9

Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.1	36.6	38.3
Labor & other related (1)	24.6	24.4	24.1
Other restaurant operating (1)	21.0	20.4	19.9
Distribution expense to employee partners, excluding stock expense	2.2	2.3	2.2
Employee partner stock buyout expense	0.2	0.2	0.3
Depreciation & amortization	3.1	3.1	3.0
General & administrative	3.8	3.8	3.8
Provision for impaired assets and restaurant closings	0.2	0.2	0.2
Contribution for "Dine Out for America"	-	-	0.3
Income from operations of unconsolidated affiliates	(0.2)	(0.3)	(0.2)
Total costs and expenses	90.4	90.2	91.2

Income from operations	9.6	9.8	8.8
Other income (expense), net	*	(0.1)	(0.1)
Interest income	0.1	0.1	0.1
Interest expense	(0.1)	(* )	(* )

Income before elimination of minority partners'
interest and income taxes	9.6	9.8	8.8
Elimination of minority partners' interest	0.1	(* )	(0.2)

Income before provision for income taxes	9.5	9.8	9.0
Provision for income taxes	3.3	3.4	3.1

Income before cumulative effect of a change in accounting principle	6.2	6.4	5.9
Cumulative effect of a change in accounting principle (net of taxes)	-	(* )	-

Net income	6.2%	6.4%	5.9%

____________

(1)     As a percentage of restaurant sales.

(*)     Less than 1/10 of one percent of total revenues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

System-wide sales grew by 12.8% in 2003 and by 11.0% in 2002. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$2,087	$1,917	$1,812
International	110	61	36

Total	2,197	1,978	1,848

Carrabba's Italian Grills	321	253	204
Other restaurants	207	112	55

Total Company-owned restaurant sales	$2,725	$2,343	$2,107

The following information presents sales for the franchised and unconsolidated development joint venture restaurants. These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total income. Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percent of sales. Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of the changes in the restaurant system, which we believe is important information regarding the health of our restaurant brands.

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$369	$377	$358
International	84	88	81

Total	453	465	439

Carrabba's Italian Grills	89	90	72
Other restaurants	16	12	3

Total franchise and development joint venture sales (1)	$558	$567	$514

Income from franchise and development joint ventures (2)	$24	$23	$22

____________
(1) Franchise and development joint venture sales are not included in Company revenues as reported in our
Consolidated Statements of Income.

(2) Represents the franchise royalty and portion of total income included in our Consolidated Statements of
Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

	DECEMBER 31,

	2003	2002	2001

Number of restaurants (at end of the period):
Outback Steakhouses
Company owned- domestic	622	580	553
Company owned - international	51	32	22
Franchised and development joint venture- domestic	101	118	114
Franchised and development joint venture- international	51	54	50

Total	825	784	739

Carrabba's Italian Grills
Company owned	119	94	75
Development joint venture	29	29	28

Total	148	123	103

Bonefish Grills
Company owned	32	11	3
Franchised and development joint venture	5	4	1

Total	37	15	4

Fleming’s Prime Steakhouse and Wine Bars
Company owned	23	16	11

Roy’s
Company owned	17	14	11
Franchised and development joint venture	1	2	1

Total	18	16	12

Lee Roy Selmon’s
Company owned	2	1	1

Cheeseburger in Paradise
Company owned	2	1	-

System-wide total	1,055	956	870

None of our individual brands are considered separate reportable segments for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 131; however, differences in certain operating ratios are discussed in this section to enhance the financial statement users' understanding of our results of operations and our changes in financial condition.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

REVENUES

RESTAURANT SALES. Restaurant sales increased by 16.3% in 2003 as compared with 2002, and by 11.2% in 2002 as compared with 2001. The increases in 2003 and 2002 were primarily attributable to the opening of new restaurants. The following table summarizes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Average unit volumes for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$3,471	$3,399	$3,444
Carrabba's Italian Grills	3,159	3,133	3,067
Fleming's Prime Steakhouse and Wine Bars	4,035	4,319	$4,723
Roy's	3,227	$3,432	n/a
Bonefish Grills	$3,250	n/a	n/a
Average unit volumes for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$3,307	$3,163	$2,855
Carrabba's Italian Grills	3,023	2,987	3,387
Fleming's Prime Steakhouse and Wine Bars	4,186	3,384	3,003
Roy's	3,290	2,864	3,275
Bonefish Grills	$3,106	$3,138	$3,030
Operating weeks
Outback Steakhouses	31,058	28,897	27,163
Carrabba's Italian Grills	5,327	4,221	3,428
Fleming's Prime Steakhouse and Wine Bars	1,010	711	352
Roy's	826	640	359
Bonefish Grills	1,070	309	32
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	0.8%	1.6%	2.8%
Carrabba's Italian Grills	0.9%	1.0%	4.5%
Bonefish Grills	0.3%	n/a	n/a
Same-store sales (stores open 18 months or more):
Outback Steakhouses	2.1%	0.0%	0.8%
Carrabba's Italian Grills	1.5%	1.5%	7.0%
Fleming's Prime Steakhouse and Wine Bars	13.2%	10.0%	10.6%
Roy's	9.4%	-10.8%	n/a
Bonefish Grills	2.6%	n/a	n/a

____________
(1) Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

OTHER REVENUES. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $489,000 to $19,769,000 in 2003 as compared with $19,280,000 in 2002. The increase was attributable to higher royalties from restaurants operated as franchises during 2003 compared with 2002. The increase was partially offset by the purchase of 14 domestic Outback Steakhouse franchised restaurants in July 2003, which resulted in a decline in franchise fee revenue since we now record 100% of the restaurants’ revenues as Company owned restaurants.  Other revenues decreased by $563,000 to $19,280,000 in 2002 as compared with $19,843,000 in 2001. The decrease was attributable to lower franchise fees from international franchise operations partially offset by higher royalties from additional restaurants operated as franchises during 2002 compared with 2001. The decrease was also a result of our decision to allow 14 of our international franchised restaurants in certain markets to spend the royalties due to us on additional advertising to increase brand awareness and penetration in new markets.

COSTS AND EXPENSES

COST OF SALES. Cost of sales, consisting of food and beverage costs, decreased by 0.5% of restaurant sales to 36.1% in 2003 as compared with 36.6% in 2002. The decrease was attributable to commodity cost decreases for beef and shrimp, partially offset by higher lobster and fresh fish costs. The decrease was also attributable to higher menu prices, and an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouse. Cost of sales decreased by 1.7% of restaurant sales to 36.6% in 2002 as compared with 38.3% in 2001. The decrease was attributable to commodity cost decreases for beef, pork, dairy and seafood partially offset by higher produce costs.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased as a percentage of restaurant sales by 0.2% to 24.6% in 2003 as compared with 24.4% in 2002. The increase was attributable to higher state unemployment taxes, higher employee health insurance and benefits costs and higher international labor costs, partially offset by increased productivity in most of our brands and higher average unit volumes at domestic Outback Steakhouses, Fleming’s and Roy’s.  The increase was also a result of an increase in the proportion of new restaurant formats which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills. Labor and other related expenses increased as a percentage of restaurant sales by 0.3% to 24.4% in 2002 as compared with 24.1% in 2001. The increase resulted from higher employee health insurance costs, higher hourly employee bonuses, lower average unit volumes at Outback Steakhouse and an increase in the proportion of new restaurant formats which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, preopening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other operating expenses as a percentage of restaurant sales increased by 0.6% to 21.0% in 2003 as compared with 20.4% in 2002. The increase was attributable to increased advertising expenses, higher natural gas and supplies costs and higher credit card discounts due to rate and volume increases.  The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills. The increase was partially offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s. Other operating expenses as a percentage of restaurant sales increased by 0.5% to 20.4% in 2002 as compared with 19.9% in 2001. The increase was attributable to higher insurance costs, lower average unit volumes for Outback Steakhouse and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills. The increase was partially offset by lower restaurant preopening costs and lower natural gas costs as a percentage of restaurant sales during 2002 as compared with 2001.

DISTRIBUTION EXPENSE TO EMPLOYEE PARTNERS, EXCLUDING STOCK EXPENSE. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners' rights in the cash flows of their restaurants. These costs as a percentage of total revenues decreased 0.1% to 2.2% in 2003, compared with 2.3% in 2002. The decrease was attributable to fewer cash buyouts of managing partners occurring in 2003 compared to 2002 and lower restaurant operating margins, offset by increased average unit volumes across the consolidated brands. Distribution expense to employee partners increased 0.1% as a percentage of total revenues to 2.3% in 2002 compared to 2.2% in 2001. The increase was attributable to increased overall restaurant operating margins across the consolidated brands, offset by fewer cash buyouts of managing partners occurring in 2002 compared to 2001.

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners' rights in the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense was flat as a percentage of total revenues at 0.2% in 2003 compared with 2002.  Increases in expense due to new restaurants opened by area operating partners were offset by buyouts of existing restaurants. Employee partner stock buyout expense decreased 0.1% to 0.2% in 2002, compared with 0.3% in 2001. Decreases in expense as a result of increased buyouts of existing restaurants were offset by increased overall restaurant operating margins across the consolidated brands and increased expenses due to new restaurants opened by area operating partners.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs were flat as a percentage of total revenues at 3.1% in 2003 compared with 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s. Depreciation and amortization costs increased by 0.1% of total revenues to 3.1% in 2002, as compared with 3.0% in 2001. The impact of reduced amortization expense due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” was offset by higher depreciation costs. The increase in depreciation costs primarily resulted from additional depreciation related to new unit development and to higher depreciation costs for new restaurant formats which have higher average construction costs than Outback Steakhouse and Carrabba's Italian Grills. Lower average unit volumes at Outback Steakhouse also contributed to depreciation costs increasing as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $14,578,000 to $104,446,000 in 2003 as compared with $89,868,000 in 2002. The increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses, Roy's and Bonefish Grills.  Additionally, the increase resulted from costs associated with the development of new restaurant formats, including the addition of area operating partners to provide for expansion of new restaurant brands, primarily in the third and fourth quarters of 2003. General and administrative expenses increased by $9,503,000 to $89,868,000 in 2002 as compared with $80,365,000 in 2001. The increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses, Roy's and Bonefish Grills as well as costs associated with the development of new restaurant formats.

PROVISION FOR IMPAIRED ASSETS AND RESTAURANT CLOSINGS. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during 2003 we recorded a pre-tax charge to earnings of $5,319,000 which primarily is related to the closing of one Outback Steakhouse restaurant and one Fleming’s Prime Steakhouse and Wine Bar and to the reduction in the carrying value of five Outback Steakhouses.  In 2002, we recorded a pre-tax charge to earnings of $5,281,000 which primarily is related to the closing of one Outback Steakhouse and one Roy's restaurant and to the reduction in the carrying value of three Outback Steakhouses and one Carrabba's Italian Grill. In 2001, we recorded a pre-tax charge to earnings of $4,558,000 for the provision for impaired assets related to restaurant closings, severance and other associated costs related to the closing of three Outback Steakhouse and two Zazarac restaurants. (Refer to Impairment of Long-Lived Assets measurement discussion in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.) See “Liquidity and Capital Resources” for a discussion of our expansion strategy.

CONTRIBUTION FOR “DINE OUT FOR AMERICA”. This line item represents our contribution of 100% of our sales proceeds from Thursday, October 11, 2001 to charitable organizations to benefit victims and families of victims of the terrorist attacks of September 11, 2001. Our sales on October 11, 2001 for the “Dine Out for America” fundraising event totaled approximately $7,000,000, all of which was contributed during 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

INCOME FROM OPERATIONS OF UNCONSOLIDATED AFFILIATES. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures was $6,119,000 in 2003 as compared to $6,029,000 in 2002. This increase was attributable to improved performance of Outback Steakhouses located in Brazil that are operated under a development joint venture agreement, partially offset by lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures. Income from development joint ventures was $6,029,000 in 2002 as compared to $4,390,000 in 2001. This increase was primarily attributable to additional stores operating as development joint ventures in the year and to an improvement in the operating results of these restaurants similar to that seen in the operating results of Company owned restaurants during 2002.

INCOME FROM OPERATIONS. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provisions for impaired assets and restaurant closings, and the 2001 “Dine Out for America” contribution, income from operations increased by $32,202,000 to $264,812,000 in 2003 as compared to $232,610,000 in 2002 and increased by $45,249,000 to $232,610,000 in 2002, as compared with $187,361,000 in 2001.

OTHER INCOME (EXPENSE), NET. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $1,100,000 in 2003 compared with net other expense of $3,322,000 in 2002. The decrease in net other expense in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $1,580,000 in 2002 to a gain of approximately $889,000 in 2003, which was partially offset by a gain of approximately $500,000 on the sale of an airplane during 2002, which did not recur in 2003. Net other expense was $3,322,000 in 2002 compared with net other expense of $2,287,000 in 2001. The increase in the net expense primarily resulted from a decrease of approximately $1,580,000 in the cash surrender value of certain life insurance policies during 2002. The increase in net other expense is also attributable to our portion of losses associated with the operation of Kentucky Speedway, and costs associated with a non-restaurant subsidiary, partially offset by a gain of approximately $500,000 on the sale of an airplane during 2002.

INTEREST INCOME. Interest income was $1,479,000 in 2003 as compared with interest income of $2,529,000 in 2002 and interest income of $3,364,000 in 2001. The decrease in interest income resulted from lower short-term investment balances resulting from the use of cash for acquisitions of franchisees and treasury stock purchases during 2003, as well as lower interest rates on short-term investments during 2002 compared with 2001.

INTEREST EXPENSE. Interest expense was $1,810,000 in 2003 as compared with interest expense of $1,317,000 in 2002 and interest expense of $926,000 in 2001. The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations. The year-to-year changes in interest expense also resulted from changes in short term interest rates, changes in borrowing needs as funds were expended to finance the construction of new restaurants and fluctuations in interest rates on our lines of credit.

ELIMINATION OF MINORITY PARTNERS' INTEREST. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, the income allocations were 0.1% in 2003, compared with loss allocations of less than 1/10 of one percent in 2002, and 0.2% in 2001. The increase in the ratio is the result of improvement in the performance of new format restaurants.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL YEARS ENDED 2003, 2002 AND 2001

PROVISION FOR INCOME TAXES. The provision for income taxes in all three years presented reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.6% in 2003, 34.8% in 2002 and 34.9% in 2001. The decrease in the effective tax rate in each year resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tax credits for employee-reported tips. Approximately 50% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

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

NET INCOME AND EARNINGS PER COMMON SHARE. Net income for 2003 was $170,206,000, an increase of 13.4% over net income of $150,090,000 in 2002. Basic earnings per common share increased to $2.26 for 2003 from basic earnings per common share of $1.96 in 2002. Basic weighted shares outstanding decreased by approximately 1,478,000 shares from 76,734,000 shares at December 31, 2002 to 75,256,000 shares at December 31, 2003. Diluted earnings per common share increased to $2.17 for 2003 from diluted earnings per common share of $1.89 in 2002. Diluted weighted shares outstanding decreased by approximately 919,000 shares from 79,312,000 shares at December 31, 2002 to 78,393,000 shares at December 31, 2003. The decrease in both basic and diluted weighted shares outstanding in 2003 compared with 2002 was primarily due to the purchase of treasury shares during the year ended December 31, 2003, partially offset by the issuance of shares for stock option exercises.

Net income for 2002 was $150,090,000, an increase of 20.3% over net income of $124,738,000 in 2001. Basic earnings per common share increased to $1.96 for 2002 from basic earnings per common share of $1.63 in 2001. Basic weighted shares outstanding increased by approximately 102,000 shares from 76,632,000 shares at December 31, 2001 to 76,734,000 shares at December 31, 2002. Diluted earnings per common share increased to $1.89 for 2002 from diluted earnings per common share of $1.59 in 2001. Diluted weighted shares outstanding increased by approximately 963,000 shares from 78,349,000 shares at December 31, 2001 to 79,312,000 shares at December 31, 2002.  The increase in both basic and diluted weighted shares outstanding in 2002 compared with 2001 was the result of the issuance of shares for stock option exercises, offset by the purchase of treasury shares.

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows from operating, investing and financing activities for the last three fiscal years (in thousands):

	2003	2002	2001

Net cash provided by operating activities	$269,082	$294,000	$192,980
Net cash used in investing activities	(230,061)	(168,066)	(233,662)
Net cash (used in) provided by financing activities	(123,707)	(54,284)	25,006

Net (decrease) increase in cash and cash equivalents	$(84,686)	$71,650	$(15,676)

We require capital principally for the development of new restaurants, remodeling older restaurants and investment in technology. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management's Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $194,754,000, $181,798,000 and $201,039,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective. As of December 31, 2003, there were approximately 300 restaurants developed on land which was owned by us.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional and national economic conditions or changes in the level of consumer acceptance of our restaurant brands, our total revenues could decline significantly.  The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decrease in revenues of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2003 (in thousands):

	5%	10%	15%

Decrease in totalrevenues	$(137,218)	$(274,437)	$(411,655)
Decrease in net income and cash provided by operating activities	$(26,404)	$(52,808)	$(79,212)

The estimates above are based on the assumption that income before minority partners’ interest and provision for income taxes decreases approximately $0.29 for every $1.00 decrease in total revenues.  These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

During 2001, we entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, we purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and us, and, in exchange, we committed to the first $7,500,000 of future development costs, all of which had been expended as of June 30, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We have an agreement to develop and operate Fleming's Prime Steakhouse and Wine Bars (“Fleming's”) with our partner in the Outback/Fleming’s, LLC (the “LLC”). Under the terms of this agreement, we purchased three existing Fleming's for $12,000,000 and committed to the first $13,000,000 of future development costs, all of which had been invested as of December 31, 2001.  We have also loaned approximately $16,245,000 to our operating partners for their share of capital to build new restaurants beyond the initial agreed upon development under the LLC.  We expect to continue to make advances to our operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  Additionally, we are subject to a purchase or sale option after the twentieth restaurant is opened, which may require us to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants. Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, $525,000 of which had been expended as of December 31, 2003. Additionally, we are subject to a sale option if for eighteen consecutive months there is no restaurant development, whereby our partner may purchase our interest in the LLC for five times the restaurant cash flows for the immediately preceding twelve months.

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. During the second quarter of 2001, we purchased three Outback Steakhouses in Puerto Rico which had been previously operated as franchises and will also develop future Company owned Outback Steakhouses in Puerto Rico. We are also developing Company owned restaurants internationally in Korea, Hong Kong and Japan.

LONG TERM DEBT

We have an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (1.12% to 1.22% at December 31, 2003). At December 31, 2003, the unused portion of the revolving line of credit was $115,000,000. The credit agreement includes a credit facility fee of 17.5 basis points on the total facility and matures in December 2004.

The revolving line of credit contains certain restrictions and conditions as defined in the agreement which require the Company to maintain net worth of $606,417,000 as of December 31, 2003, a fixed charge coverage at a minimum of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At December 31, 2003, we were in compliance with all of the above debt covenants.

We have a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $8,942,000 and $4,042,000 of the line of credit was committed for the issuance of letters of credit at December 31, 2003 and 2002, respectively, of which $8,750,000 is required by insurance companies that underwrite our workers compensation insurance and the remainder required for construction of new restaurants. The remaining $6,058,000 at December 31, 2003 is available credit.

As of December 31, 2003, we had approximately $5,424,000 of notes payable at interest rates ranging from 2.40% to 7.00%.  These notes have primarily been issued for buyouts of general manager interests in the cash flows of their stores.

We have notes payable with banks bearing interest at rates ranging from 5.60% to 6.00% to support our Korean operations. As of December 31, 2003, the outstanding balance was approximately $21,130,000.  At December 31, 2003, approximately $16,490,000 of Korean notes payable were collateralized by lease and other deposits. The notes are denominated and payable in Korean won and mature at dates ranging from March to October 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the realignment of our international operations during the quarter ended June 30, 2003, we merged the interests of our franchisee operating restaurants in Japan into a new Japanese corporation which is now majority owned by us and which has responsibility for the future development of Outback Steakhouse restaurants in Japan. As part of the realignment, we became directly liable for debt which we previously guaranteed, which totaled approximately $19,741,000. As part of this transaction, we invested approximately $2,448,000 in equity in addition to the assumption of the bank debt. As of December 31, 2003, we have notes payable with banks of approximately $16,249,000 that are collateralized by letters of credit and bear interest at rates ranging from 0.68% to 1.88%.  The notes are denominated and payable in Japanese yen, with outstanding balances maturing at dates ranging from June 2004 through September 2005.  In October 2003, Outback Japan established a line of credit denominated in U.S. dollars totaling $10,000,000 and bearing interest at 70.0, 82.5 or 107.5 basis points over the LIBOR, to finance the development of new restaurants in Japan and refinance certain notes payable. The line includes a credit facility fee of 17.5 to 25 basis points and matures in December 2004. As of December 31, 2003, we had borrowed approximately $5,648,000 on the line of credit at an interest rate of 0.77%, which matures in June 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of December 31, 2003, we were in compliance with all of the debt covenants.

In February 2004, Outback Steakhouse Japan established a revolving line of credit which permits borrowing up to a maximum of $10,000,000 at LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line includes a credit facility fee of 14.5 to 22 basis points and matures in December 2006.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $125,000,000.  Based upon provisions of the line of credit agreement as of December 31, 2003, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $200,000,000; or (ii) earnings before interest, taxes, depreciation and amortization decreased more than 60%.  In addition, based upon provisions of the line of credit agreement as of December 31, 2003, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $500,000,000; (ii) earnings before interest, taxes, depreciation and amortization decreased more than 80%; or (iii) our net worth decreased approximately 40%.

DEBT GUARANTEES

Prior to the quarter ended June 30, 2003, we were the guarantor of notes payable, collateralized by letters of credit, of up to $20,000,000 for our franchisee operating Outback Steakhouses in Japan. As of June 30, 2003, we became directly liable for amounts outstanding under these notes (see LONG-TERM DEBT above).

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for our franchisee operating Outback Steakhouses in California. At December 31, 2003, the outstanding balance on the line of credit was approximately $28,583,000.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner in the development of Roy's restaurants. At December 31, 2003, the outstanding balance was approximately $21,435,000.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We are the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At December 31, 2003, the outstanding balance on the note was approximately $66,550,000. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made three additional working capital contributions of $667,000 in December 2001, $444,000 in July 2002 and $333,333 in August 2003 in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

OTHER MATERIAL COMMITMENTS. Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2003, are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD

		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Debt	$58,451	$48,901	$8,619	$887	$44
Operating leases	374,431	55,976	104,800	81,964	131,691
Unconditional purchase obligations (1)	518,935	511,588	7,347	-	-
Commitments (2)	9,475	9,475	-	-	-
Partner deposit and accrued buyout liability (3)	63,045	20,417	23,207	19,421	-
Other long-term liabilities (4)	5,189	-	1,189	4,000	-

Total contractual obligations	$1,029,526	$646,357	$145,162	$106,272	$131,735

DEBT GUARANTEES
Debt guarantees	$68,744	$59,715	$486	$577	$7,966
Amount outstanding under debt guarantees	$59,262	$50,233	$486	$577	$7,966

____________

(1)  We have minimum purchase commitments with various venders through December 31, 2006.  Outstanding commitments consist primarily of minimum purchase levels of beef, butter, cheese, and other food products related to normal business operations.

(2)  We have committed to the first $10,000,000 of future development costs to open the first five restaurants for our newest brand, Paul Lee’s Chinese Kitchen.

(3)  Partner deposit and accrued buyout liability payments by period are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and change in buyout values of our employee partners.

(4)  Other long-term liabilities are long-term insurance estimates and the deferred gain associated with a ten year licensing agreement (see Notes 5 and 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K).

We expect that our working capital and capital expenditure requirements through the next 12 months will be met by cash flow from operations and, to the extent needed, advances on our credit line. (See Note 7 of Notes to Consolidated Financial Statements.)

Management's Discussion and Analysis of Financial Condition and Results of Operations

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management,  depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. During the period from the authorization date through December 31, 2003, approximately 4,956,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2003, under these authorizations we have repurchased approximately 9,665,000 shares of our common stock for approximately $304,705,000.

DIVIDENDS

Our Board of Directors authorized the following dividends in the year ended December 31, 2003:

DECLARATION	RECORD	PAYABLE	AMOUNT PER SHARE
DATE	DATE	DATE	OF COMMON STOCK

January 22, 2003	February 21, 2003	March 7, 2003	$0.12
April 23, 2003	May 23, 2003	June 6, 2003	$0.12
July 23, 2003	August 22, 2003	September 5, 2003	$0.12
October 22, 2003	November 21, 2003	December 5, 2003	$0.13

On January 28, 2004, our Board of Directors declared a quarterly dividend of $0.13 for each share of our common stock. The dividend was paid March 5, 2004 to shareholders of record as of February 20, 2004. At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay the dividend with cash flow from operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period (see Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K). We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

INSURANCE RESERVES

We self-insure a significant portion of expected losses under our workers compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2003	2004

Workers Compensation	$1,000,000	$1,000,000
General Liability (1)	1,000,000	1,500,000
Health (2)	230,000	300,000
Property Coverage	5,000,000	5,000,000
____________

(1)       Beginning in 2004, for claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met.  At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)       Beginning in 2004, we are self-insured for annual aggregate health insurance claims that exceed 113% of estimates provided by our third party administrator and insurance company.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUE RECOGNITION

We record revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when we have substantially performed all of our material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.  These revenues are included in the line “Other revenues” in the Consolidated Statements of Income.

Unearned revenues primarily represent our liability for gift certificates that have been sold but not yet redeemed and are recorded at the anticipated redemption value. When the gift certificates are redeemed, we recognize restaurant sales and reduce the related deferred liability.

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE

Area operating partners are required to purchase a 4-9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants' annual cash flows for the duration of the agreement. Under the terms of these partners' employment agreements, we have the option to purchase their interest after a five-year period under the conditions of the agreement. We estimate future purchases of area operating partners' interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are completed primarily through issuance of our common stock to the partner equivalent to the fair value of their interest. In the period we complete the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts and operations of Outback Steakhouse, Inc. and our affiliated partnerships in which we are a general partner and own a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of consolidated ventures in which we have a less than majority ownership. We consolidate these ventures because we control the executive committee (which functions as a board of directors) or have control through representation on the committee by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from us, or from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partners' membership interests. The portion of income or loss attributable to the minority interests, not to exceed the minority interest's equity in the consolidated entity, is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners' interest.” All material intercompany balances and transactions have been eliminated.

OUTLOOK

The following discussion of our future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” on page 41.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FUTURE OPERATING RESULTS

2004 REVENUE. We plan to grow revenues in 2004 by opening additional restaurants and increasing comparable store sales in all brands. Our expansion plans are summarized in this section. Based upon current economic conditions, we are currently planning for average unit volumes for Outback Steakhouse to increase by approximately 2% to 3% during 2004 compared with 2003. At present, we are planning on price increases of 2.5% in the first two quarters of 2004 and approximately 1.5% for the second half of 2004 for Outback Steakhouse,  compared with 2003. We are currently planning for average unit volumes for Carrabba's Italian Grills to increase by approximately 2% to 3% during 2004. We are planning price increases of approximately 1% during 2004 for Carrabba's Italian Grills, compared with 2003. We are also currently planning for average unit volumes to increase by approximately 4% to 5% for Fleming's Prime Steakhouse, 4% to 5% for Roy's and 2% to 3% for Bonefish Grill.  We are currently planning price increases during 2004 of approximately 2% for Fleming’s and approximately 2.5% for Bonefish, compared with 2003.  We are not planning any price increases during 2004 for Roy’s. We will reevaluate Outback Steakhouse, Carrabba's, Fleming’s, Roy’s and Bonefish’s menu pricing periodically and may change prices as economic and commodity conditions dictate.

2004 COST OF SALES. Based upon current and anticipated commodity markets, we are expecting unfavorable beef pricing versus 2003, which will be offset by planned price increases and anticipated favorable pricing of certain other commodities, including produce. The increase in cost of sales is also expected to be offset in 2003 as new format restaurants are developed that have a lower cost of sales as compared with Outback and Carrabba's. Although the total change in food cost is subject to several factors, such as the mix of new restaurants, commodity availability and usage and price fluctuations in commodities for which we do not have purchase contracts, the current expectation for us is for an increase of approximately 0.1% to 0.2% of sales for the full year.

2004 LABOR COSTS. We expect that as more of the new format restaurants (Roy's, Fleming's and Bonefish Grills) are opened, that consolidated labor costs as a percentage of consolidated restaurant sales will increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba's. However, we anticipate increases in average unit volumes will leverage increased costs as a percentage of restaurant sales. As a result, we are currently planning for our labor costs to decrease by 0.1% to 0.2% of restaurant sales during 2004.

2004 RESTAURANT OPERATING EXPENSES. Costs incurred prior to the opening of new restaurants are expected to increase as a result of additional restaurant openings in 2004 versus 2003. Currently, we are planning approximately 20 more new restaurant openings as compared to restaurants opened in 2003. These preopening expenses total approximately $150,000 for each Company owned and joint venture Outback Steakhouse, approximately $185,000 for each Carrabba's Italian Grill, approximately $180,000 for each Bonefish Grill, approximately $200,000 for each Cheeseburger in Paradise and approximately $250,000 to $300,000 for each new Roy's and Fleming's Prime Steakhouse and Wine Bar. Restaurant operating expense ratios may vary materially from quarter to quarter depending on when new units open. As a result of an increase in planned openings of new restaurants and an increase in the proportion of new format restaurants and international Outback Steakhouses (which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills), restaurant operating expenses may increase in 2004 by 0.4% to 0.5% of restaurant sales.

2004 DISTRIBUTION EXPENSE TO EMPLOYEE PARTNERS.  Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands.  We are currently planning for distribution expense as a percentage of total sales to decrease approximately 0.1% in 2004 compared with 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

2004 DEPRECIATION AND AMORTIZATION. We expect depreciation costs, which are directly affected by investment in fixed assets, to increase as we build new restaurants, improve and remodel existing restaurants and invest in technology. As a result of planned development, we are currently expecting depreciation expense as a percentage of sales to range between flat and an increase of 0.1% in 2004.

2004 GENERAL AND ADMINISTRATIVE EXPENSES. Based upon our current plan, we expect that total general and administrative costs will increase by up to 0.1% in 2004 compared with 2003.

EXPANSION STRATEGY

Our goal is to add new restaurants to the system during 2004. The following table presents a summary of the expected restaurant openings for the full year 2004:

	2004

Outback Steakhouses – Domestic
Company owned	28	to	30
Franchised	4	to	5
Outback Steakhouses – International
Company owned	13	to	15
Franchised	3	to	5
Carrabba’s Italian Grills
Company owned	24	to	25
Fleming’s Prime Steakhouse and Wine Bars
Company owned	10	to	12
Bonefish Grills
Company owned	30	to	35
Franchised		-
Roy’s
Company owned	1	to	2
Cheeseburger in Paradise
Company owned	6	to	8
Paul Lee's Chinese Kitchen
Company owned		2
Lee Roy Selmon’s
Company owned		-

We estimate that our capital expenditures for the development of new restaurants will be approximately $200,000,000 to $240,000,000 in 2004 and intend to finance the development with cash flows from operations and the revolving line of credit referred to above. We anticipate that 60% to 70% of the Company owned restaurants to be opened in 2004 will be free standing units.

Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

Our actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

(i)      The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)     Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; local, regional and national economic conditions; the seasonality of our business; demographic trends; traffic patterns; change in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

(iii)    Consumer perception of food safety;

(iv)    Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate sites at acceptable prices, ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis, impact of government moratoriums or approval processes, which could result in significant delays, ability to obtain all necessary contractors and subcontractors, union activities such as picketing and hand billing that could delay construction, the ability to generate or borrow funds, the ability to negotiate suitable lease terms and the ability to recruit and train skilled management and restaurant employees;

(v)     Price and availability of commodities, including, but not limited to, items such as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies are subject to fluctuation and could increase or decrease more than we expect; and/or

(vi)    Weather and other acts of God could result in construction delays and also adversely affect the results of one or more stores for an indeterminate amount of time.

Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPACT OF INFLATION

We have not operated in a highly inflationary period and do not believe that inflation has had a material effect on sales or expenses during the last three years other than labor costs. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt.  At December 31, 2003, outstanding borrowings under our revolving lines of credit bear interest at 57.5 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.  The weighted average effective interest rate on the $10,000,000 outstanding balance under these lines at December 31, 2003 was 1.83%.  At December 31, 2003, outstanding borrowings under our Japanese revolving line of credit bear interest at 70.0, 82.5 or 107.5 basis points over the London Interbank Offered Rate.  The weighted average effective interest rate on the approximately $5,648,000 outstanding balance at December 31, 2003 was 0.77%.  Notes payable of approximately $16,249,000 to Japanese banks bear interest at rates ranging from 0.68% to 1.88% at December 31, 2003.  Notes payable of approximately $21,130,000 to Korean banks bear interest at rates ranging from 5.60% to 6.00% at December 31, 2003.

Our debt balance did not exceed $35,000,000 for the years ending December 31, 2002 and 2001.  At December 31, 2003, our total debt was approximately $58,000,000.  Should interest rates based on our average borrowings of approximately $50,000,000 through December 31, 2003 increase by one percentage point, our estimated annual interest expense would increase by approximately $500,000 over amounts reported for the year ended December 31, 2003.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $21,897,000 and $21,130,000, respectively, at December 31, 2003 and to our royalties from international franchisees in 21 countries. We do not use financial instruments to hedge foreign currency exchange rate changes.  Our investments in these countries totaled approximately $21,457,000 and $17,500,000 as of December 31, 2003 and 2002, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$102,892	$187,578
Short term investments	20,824	20,576
Inventories	59,608	34,637
Deferred income tax asset	11,757	12,105
Other current assets	37,529	31,386

Total current assets	232,610	286,282
Property, fixtures and equipment, net	1,049,546	915,022
Investments in and advances to unconsolidated affiliates, net	31,878	38,180
Goodwill	86,745	46,337
Other assets	74,008	67,011

	$1,474,787	$1,352,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$58,533	$54,519
Sales taxes payable	21,402	16,205
Accrued expenses	82,365	70,127
Unearned revenue	82,670	68,926
Income taxes payable	2,358	15,647
Current portion of long-term debt	48,901	17,464

Total current liabilities	296,229	242,888
Partner deposit and accrued buyout liability	63,045	55,720
Deferred income tax liability	14,482	15,916
Long-term debt	9,550	14,436
Other long-term liabilities	5,189	6,189

Total liabilities	388,495	335,149

Commitments and contingencies (notes 5, 7, 12 and 18)
Interest of minority partners in consolidated partnerships	60,022	43,400

Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,279 and 75,880 shares outstanding as of
December 31, 2003 and 2002, respectively	788	788
Additional paid-in capital	254,852	240,083
Retained earnings	934,516	820,360
Accumulated other comprehensive loss	(2,078)	-

	1,188,078	1,061,231
Less treasury stock, 4,471 and 2,870 shares at December 31, 2003
and 2002, respectively, at cost	(161,808)	(86,948)

Total stockholders’ equity	1,026,270	974,283

	$1,474,787	$1,352,832

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Revenues
Restaurant sales	$2,724,600	$2,342,826	$2,107,290
Other revenues	19,769	19,280	19,843

Total revenues	2,744,369	2,362,106	2,127,133

Costs and expenses
Cost of sales	983,362	856,951	806,849
Labor & other related	669,056	572,229	507,824
Other restaurant operating	572,796	478,483	420,002
Distribution expense to employee partners, excluding stock expense	61,030	54,920	47,262
Employee partner stock buyout expense	4,791	4,499	5,471
Depreciation & amortization	84,876	73,294	64,831
General & administrative	104,446	89,868	80,365
Provision for impaired assets and restaurant closings	5,319	5,281	4,558
Contribution for "Dine Out for America"	-	-	7,000
Income from operations of unconsolidated affiliates	(6,119)	(6,029)	(4,390)

Total costs and expenses	2,479,557	2,129,496	1,939,772

Income from operations	264,812	232,610	187,361
Other income (expense), net	(1,100)	(3,322)	(2,287)
Interest income	1,479	2,529	3,364
Interest expense	(1,810)	(1,317)	(926)

Income before elimination of minority partners'
interest and income taxes	263,381	230,500	187,512
Elimination of minority partners' interest	3,314	(966)	(4,195)

Income before provision for income taxes	260,067	231,466	191,707
Provision for income taxes	89,861	80,636	66,969

Income before cumulative effect of a change in accounting principle	170,206	150,830	124,738
Cumulative effect of a change in accounting principle (net of taxes)	-	(740)	-

Net income	$170,206	$150,090	$124,738

Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.26	$1.97	$1.63
Cumulative effect of a change in accounting principle (net of taxes)	-	(0.01)	-

Net income	$2.26	$1.96	$1.63

Basic weighted average number of common shares outstanding	75,256	76,734	76,632

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$2.17	$1.90	$1.59
Cumulative effect of a change in accounting principle (net of taxes)	-	(0.01)	-

Net income	$2.17	$1.89	$1.59

Diluted weighted average number of common shares outstanding	78,393	79,312	78,349

Cash dividends per common share	$0.49	$0.12	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	TOTAL

Balance, December 31, 2000	76,632	$785	$216,056	$570,746	$-	$(46,119)	$741,468
Issuance of common stock	40	1	272	-	-	-	273
Purchase of treasury stock	(1,210)	-	-	-	-	(31,250)	(31,250)
Reissuance of treasury stock	1,451	-	-	(9,346)	-	35,365	26,019
Stock option income tax benefit	-	-	5,835	-	-	-	5,835
Stock option compensation expense	-	-	1,004	-	-	-	1,004
Net income	-	-	-	124,738	-	-	124,738

Balance, December 31, 2001	76,913	786	223,167	686,138	-	(42,004)	868,087
Issuance of common stock	196	2	6,998	-	-	-	7,000
Purchase of treasury stock	(2,691)	-	-	-	-	(81,650)	(81,650)
Reissuance of treasury stock	1,462	-	-	(6,767)	-	36,706	29,939
Dividends ($0.12 per share)	-	-	-	(9,101)	-	-	(9,101)
Stock option income tax benefit	-	-	8,580	-	-	-	8,580
Stock option compensation expense	-	-	1,338	-	-	-	1,338
Net income	-	-	-	150,090	-	-	150,090

Balance, December 31, 2002	75,880	788	240,083	820,360	-	(86,948)	974,283
Purchase of treasury stock	(3,784)	-	-	-	-	(143,191)	(143,191)
Reissuance of treasury stock	2,183	-	-	(19,133)	-	68,331	49,198
Dividends ($0.49 per share)	-	-	-	(36,917)	-	-	(36,917)
Stock option income tax benefit	-	-	13,189	-	-	-	13,189
Stock option compensation expense	-	-	1,580	-	-	-	1,580
Net income	-	-	-	170,206	-	-	170,206
Foreign currency translation adjustment	-	-	-	-	(2,078)	-	(2,078)

Balance, December 31, 2003	74,279	$788	$254,852	$934,516	$(2,078)	$(161,808)	$1,026,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$170,206	$150,090	$124,738
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	84,876	73,294	62,712
Amortization	-	-	2,119
Employee partner stock buyout expense	4,791	4,499	5,471
Provision for impaired assets and restaurant closings	5,319	5,281	4,558
Cumulative effect of a change in accounting principle (net of taxes)	-	740	-
Minority partners’ interest in consolidated partnerships’ income	3,314	(966)	(4,195)
Income from operations of unconsolidated affiliates	(6,119)	(6,029)	(4,390)
Increase in deferred income taxes	494	5,823	4,254
Loss on disposal of property, fixtures and equipment	3,705	-	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(24,102)	4,138	(10,904)
Increase in other current assets	(5,614)	(39)	(7,275)
Decrease in goodwill and other assets	2,610	511	4,827
Increase in accounts payable, sales taxes payable and accrued expenses	14,863	21,162	20,288
Increase (decrease) in partner deposit and accrued buyout liability	2,534	3,304	(1,279)
Increase in unearned revenue	13,441	8,791	5,677
(Decrease) increase in income taxes payable	(236)	24,227	(13,621)
Decrease in other long-term liabilities	(1,000)	(826)	-

Net cash provided by operating activities	269,082	294,000	192,980

Cash flows used in investing activities:
Purchase of investment securities	(78,557)	(10,101)	(20,310)
Maturities and sales of investment securities	78,309	9,835	-
Cash paid for acquisition of business, net of cash acquired	(47,677)	-	-
Capital expenditures	(194,754)	(181,798)	(201,039)
Proceeds from the sale of property, fixtures and equipment	2,275	-	-
Payments from unconsolidated affiliates	13,518	25,703	7,334
Distributions to unconsolidated affiliates	(1,830)	(7,626)	(5,264)
Investments in and advances to unconsolidated affiliates	(1,345)	(4,079)	(14,383)

Net cash used in investing activities	(230,061)	(168,066)	(233,662)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	29,497	6,511	20,329
Proceeds from minority partners' contributions	13,825	5,727	22,819
Distributions to minority partners	(4,841)	(3,289)	(2,539)
Repayments of long-term debt	(23,663)	(1,204)	(10,372)
Dividends paid	(36,917)	(9,101)	-
Payments for purchase of treasury stock	(143,191)	(81,650)	(31,250)
Proceeds from reissuance of treasury stock	41,583	28,722	26,019

Net cash (used in) provided by financing activities	(123,707)	(54,284)	25,006

Net (decrease) increase in cash and cash equivalents	(84,686)	71,650	(15,676)
Cash and cash equivalents at the beginning of the year	187,578	115,928	131,604

Cash and cash equivalents at the end of the year	$102,892	$187,578	$115,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,964	$1,457	$688
Cash paid for income taxes	$81,944	$42,958	$79,536
Supplemental disclosures of non-cash items:
Asset/liabilities of business transferred under contractual arrangements		$(17,485)	$22,000
Purchase of minority partners and employee partners' interests in cash flows
of their restaurants	$8,402	$8,217	$13,608
Debt assumed from acquisition	$20,717
Assets received for note	$5,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — Outback Steakhouse, Inc. and Affiliates (the “Company”) develops and operates casual dining restaurants primarily in the United States. The Company's restaurants are generally organized as partnerships, with the Company as the general partner.

Profits and losses of each partnership are shared based on respective partnership interest percentages, as are cash distributions and capital contributions with exceptions defined in the management agreement.

Additional Outback Steakhouse restaurants in which the Company has no direct investment are operated under franchise agreements.

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of consolidated ventures in which the Company has a less than majority ownership. The Company consolidates these ventures because the Company controls the executive committee (which functions as a board of directors) or has control through representation on the committee by related parties and is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from the Company, or from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partners' membership interests. The portion of income or loss attributable to the minority interests, not to exceed the minority interest's equity in the consolidated entity, is eliminated in the line item in the Company's Consolidated Statements of Income entitled “Elimination of minority partners' interest.” All material intercompany balances and transactions have been eliminated.

The unconsolidated affiliates are accounted for using the equity method.

RECLASSIFICATION — Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholders' equity or net income.

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

SHORT TERM INVESTMENTS — The Company's short term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at December 31, 2003. The Company owns no investments that are considered to be available-for-sale or trading securities. At December 31, 2003, all held-to-maturity securities had maturities of less than one year and are classified as current assets.

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

INVENTORIES — Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company will periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2003 and 2002, inventories included advance purchases of approximately $28,155,000 and $10,499,000, respectively.

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

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142 effective January 1, 2002, goodwill is no longer subject to amortization. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying value. Fair value was determined by the assessment of future discounted cash flows. The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $740,000, net of taxes of approximately $446,000. In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Income for the six-month period ended June 30, 2002.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL (CONTINUED)

The following table represents net income and earnings per share for 2001 had SFAS No. 142 been in effect for that period (in thousands except per share data):

YEAR ENDED
DECEMBER 31,
2001

Reported income before cumulative effect of a change in accounting principle	$124,738
Add back: goodwill amortization, net of taxes	2,119

Adjusted net income	$126,857

Basic earnings per share
Reported income before cumulative effect of a change in accounting principle	$1.63
Add back: goodwill amortization, net of taxes	0.03

Adjusted net income	$1.66

Diluted earnings per share
Reported income before cumulative effect of a change in accounting principle	$1.59
Add back: goodwill amortization, net of taxes	0.03

Adjusted net income	$1.62

UNEARNED REVENUE — Unearned revenues primarily represent the Company's liability for gift certificates which have been sold but not yet redeemed and are recorded at the anticipated redemption value. When gift certificates are redeemed, the Company recognizes restaurant sales and reduces the related deferred liability.

PROPERTY, FIXTURES AND EQUIPMENT — Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Depreciation is computed on the straight-line method over the following estimated useful lives:

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS — The Company assesses the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset.  In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors such as:

a)	Restaurant sales trends;
b)	Local competition;
c)	Changing demographic profiles;
d)	Local economic conditions;
e)	New laws and government regulations that adversely affect sales and profits; and
f)	The ability to recruit and train skilled restaurant employees.

If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, it performs an impairment analysis.  Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant.  If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

CONSTRUCTION IN PROGRESS — The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $202,000, $290,000 and $655,000 in 2003, 2002 and 2001, respectively.

REVENUE RECOGNITION — The Company records revenues from normal recurring sales upon the performance of services. Revenue from the sales of franchises is recognized as income when the Company has substantially performed all of its material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. These revenues are included in the line “Other revenues” in the Consolidated Statements of Income.

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE — Area operating partners are required to purchase a  4-9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants' annual cash flows for the duration of the agreement. Under the terms of these partners' employment agreements, the Company has the option to purchase their interest after a five-year period under the conditions of the agreement. The Company estimates future purchases of area operating partners' interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are completed primarily through issuance of the Company's common stock to the partner equivalent to the fair value of their interest. In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS — The Company's policy is to report advertising costs as expenses in the year in which the costs are incurred or the first time the advertising takes place. The total amounts charged to advertising expense were approximately $102,523,000, $87,073,000 and $72,686,000 in 2003, 2002 and 2001, respectively.

INCOME TAXES — The Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements as measured by the provisions of enacted tax laws.

The minority partners' interest in affiliated partnerships includes no provision or liability for income taxes, as any tax liability related thereto is the responsibility of the individual minority partners.

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

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Net income	$170,206	$150,090	$124,738
Stock-based employee compensation expense included in net income,
net of related tax effects	3,129	3,325	4,781
Total stock-based employee compensation expense determined
under fair value based method, net of related tax effects	(16,014)	(14,262)	(11,695)

Pro forma net income	$157,321	$139,153	$117,824

Earnings per common share:
Basic	$2.26	$1.96	$1.63

Basic - pro forma	$2.09	$1.81	$1.54

Diluted	$2.17	$1.89	$1.59

Diluted - pro forma	$2.01	$1.75	$1.50

The preceding pro forma results were calculated with the use of the Black Scholes option pricing model. The following assumptions were used for the years ended December 31, 2003, 2002 and 2001, respectively: (1) risk-free interest rates of 2.80%, 2.90%, and 3.80%; (2) dividend yield of 1.45%, 1.5% and 0.0%; (3) expected lives of 5.0 years, 5.0 years and 3.5 years; and (4) volatility of 31%, 32%, and 33%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

“Accounting for Asset Retirement Obligations”

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. As of January 1, 2003, the Company has adopted the provision of SFAS No. 143 and the standard did not have a material impact on the Company’s financial condition or results of operations in the year ended December 31, 2003.

“Accounting for Exit or Disposal Activities”

In June 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company has adopted SFAS No. 146 effective January 1, 2003. The adoption did not have a material impact on the Company’s financial condition or results of operations in the year ended December 31, 2003.

“Accounting for Stock-Based Compensation — Transition and Disclosure”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.” This standard amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of a company's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after December 15, 2002. (See Stock Based Compensation discussion within this note.)

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

This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 initially applied to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003. However, the implementation deadline has been delayed by the FASB to periods ending after March 15, 2004 and the FASB issued a revised “FIN 46R” in December 2003. The Company invests in joint ventures that operate certain of its restaurants, which may be considered variable interest entities and which may require consolidation beginning in the first quarter of 2004.

The Company's joint ventures in the Outback/Fleming's LLC (the “LLC”) and the Roy's/Outback Joint Venture (the “Roy's JV”) are currently consolidated. These ventures would be considered variable interest entities under the provisions of FIN 46, and the Company believes it will continue to consolidate them upon adoption of that interpretation. The LLC and the Roy's JV restaurant systems consist of approximately 18 and 13 restaurants, respectively, as of December 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the LLC is estimated to be the investment in the LLC and outstanding loans to its partner in the LLC (see Note 5 of Notes to Consolidated Financial Statements) and totals approximately $45,490,000 at December 31, 2003. The Company's maximum exposure to loss as a result of its involvement with the Roy's JV is estimated to be the investment in the Roy's JV and the outstanding debt guarantee on a line of credit for the Company's partner in the Roy's JV (see Note 7 of Notes to the Consolidated Financial Statements) and totals approximately $42,441,000 at December 31, 2003.

The Company has ownership interests in 44 unconsolidated development joint venture restaurants. These ventures could be characterized as variable interest entities under the final interpretations of FIN 46, and the Company may be required to consolidate them upon adoption of that interpretation. The Company does not believe that consolidation of these entities would materially impact its Consolidated Financial Statements.

The Company has a minority investment in an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. Additionally, the Company guarantees a portion of the affiliate's debt (see Note 7 of Notes to Consolidated Financial Statements). Although the Company holds an interest in this variable interest entity, it is currently believed that the Company is not the primary beneficiary of this entity and therefore will not consolidate its results upon adoption of FIN 46.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

“Consolidation of Variable Interest Entities” (continued)

The Company is a franchisor of 143 restaurants and is currently assessing the impact of FIN 46 on the status of those franchisees as variable interest entities. As of the date of this filing, the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FASB Staff Positions (“FSPs”) relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees of its concepts. The Company does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. However, the Company does guarantee an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 7 of Notes to Consolidated Financial Statements). Depending on the final adoption provisions and interpretations of FIN 46, the Company may be required to consolidate certain of its franchisees, which could have a material effect on the Consolidated Financial Statements, and the Company is unable to quantify the total impact as of the date of this filing.

“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company’s fourth quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments have been previously classified as equity. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

2.  OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,

	2003	2002

Deposits	$2,218	$4,911
Accounts receivable	12,855	8,614
Accounts receivable - franchisees	2,633	2,920
Prepaid expenses	18,485	14,255
Other current assets	1,338	686

	$37,529	$31,386

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):

	DECEMBER 31,

	2003	2002

Land	$170,815	$166,600
Buildings & building improvements	516,081	454,682
Furniture & fixtures	145,151	119,450
Equipment	347,560	295,718
Leasehold improvements	259,914	201,975
Construction in progress	38,548	30,992
Accumulated depreciation	(428,523)	(354,395)

	$1,049,546	$915,022

The Company expensed repair and maintenance costs of approximately $63,000,000, $55,000,000 and $47,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

4.  GOODWILL

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (in thousands):

December 31, 2001	$37,868
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	9,655
Transition impairment	(1,186)

December 31, 2002	46,337
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	40,408

December 31, 2003	$86,745

5.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	DECEMBER 31,

	2003	2002

Other assets	$51,389	$43,157
Liquor licenses, net of accumulated amortization of $3,617 and $3,024, respectively	9,619	8,854
Deferred license fee, net of valuation provision of approximately $2,000 at December 31, 2003	13,000	15,000

	$74,008	$67,011

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  OTHER ASSETS (CONTINUED)

In 2002, the licensee made additional payments towards amounts due under the licensing agreement. Accordingly, based upon meeting certain criteria necessary to record the sale of the assets subject to the licensing agreement, the Company reduced the net book value of the assets with the deferred gain associated with the transaction. No gain has been recognized on the transaction and the remaining deferred gain of approximately $1,189,000, as of December 31, 2003, associated with future licensing fees under the licensing agreement will not be recognized until such time as the amounts due under the licensing agreement are realized. (See Note 8 of Notes to Consolidated Financial Statements.)

In 1996, the Company entered into key man life insurance policies for three of the Company’s founders. During 1999 through 2001, the Company entered into life insurance agreements for five officers whereby the Company paid the premiums on the policies held in trust for these individuals. The primary purpose of these agreements is to provide the officers' estates with liquidity in the event of the officers' death to avoid the need for the estate to liquidate its holdings of the Company's stock. The Company will recover the premiums it has paid through policy withdrawals or proceeds from the policy benefits in the event of death. The Company has included the amount of its collateral interest in the policies in Other Assets.

As of December 31, 2002, Other Assets included approximately $5,569,000 in principal and accrued interest on loans made to Fleming's Prime Steakhouse II, LLC (“FPSH II”), the operator of three unaffiliated Fleming's Prime Steakhouses, which the Company had agreed to purchase. The value of these restaurants approximated the Company's carrying value of the loan as of December 31, 2002, as calculated by discounting the expected future after tax cash flows of the restaurants by an appropriate discount rate. For these restaurants, the Company used a cost of capital of 10% and a cash flow growth rate of 2%. The Company and FPSH II agreed that the conveyance of the restaurants to the Company will satisfy the outstanding balance. Subsequent to December 31, 2002, the restaurants were conveyed to the Company. (See Note 13 of Notes to Consolidated Financial Statements).

Other Assets also includes approximately $16,245,000 in loans to the Company’s operating partner in the Outback/Fleming's, LLC (the “LLC”) for its partner's share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the LLC agreement. The Company expects to continue to make advances to its operating partner for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances. The Company periodically assesses the loan balance for impairment, which is generally measured by expected future cash flows of the restaurant system as compared to the partners’ interest in the LLC. The Company has a 51% ownership interest in the LLC, and is subject to a purchase or sale option after the twentieth restaurant is opened, which may require the Company to purchase an additional 40% in the LLC at a fair market value as determined by the terms of the LLC agreement.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,

	2003	2002

Accrued payroll and other compensation	$30,103	$25,877
Accrued insurance	18,669	17,002
Accrued property taxes	8,985	8,361
Other accrued expenses	24,608	18,887

	$82,365	$70,127

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCRUED EXPENSES (CONTINUED)

During the year ended December 31, 2002, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,281,000, which is related to the closing of one Outback Steakhouse and one Roy's restaurant and to the reduction in the carrying value of three Outback Steakhouses and one Carrabba's Italian Grill.  Remaining accrued restaurant closing expenses of approximately $300,000 were included in other accrued expenses as of December 31, 2002, and there were no remaining restaurant closing accruals as of December 31, 2003 related to this provision.

During the year ended December 31, 2003, the Company recorded a provision of approximately $5,319,000 for impaired assets and restaurant closings, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, approximately $1,944,000 for one Fleming’s Prime Steakhouse and Wine Bar closing in Dallas. The remainder of the provision was for the reduction in the carrying value of five Outback Steakhouses.  The restaurant closing provision primarily consisted of the write down of the Dallas building and write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the Puerto Rico restaurant’s property lease.  Remaining accrued restaurant closing expenses of approximately $307,000 were included in other accrued expenses as of December 31, 2003 related to the restaurant closing provision.

7.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):
	DECEMBER 31,

	2003	2002

Revolving lines of credit, interest at 1.83% at December 31, 2003 and
2.39% at December 31, 2002, respectively	$10,000	$10,000
Notes payable to Korean banks, interest rates ranging from 5.60% to 6.00% at
December 31, 2003 and 6.50% to 6.75% at December 31, 2002	21,130	16,353
Notes payable to Japanese banks, uncollateralized, interest rates ranging from
0.68% to 1.88% at December 31, 2003	16,249	-
Revolving line of credit, Japan, interest at 0.77% at December 31, 2003	5,648	-
Other notes payable, uncollateralized, interest rates ranging from 2.40% to 7.00% at December 31, 2003 and
3.07% to 6.65% at December 31, 2002	5,424	5,547

	58,451	31,900
Less current portion	48,901	17,464

Long-term debt	$9,550	$14,436

LONG-TERM DEBT

The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (1.12% to 1.22% at December 31, 2003 and 1.37% to 1.44% at December 31, 2002). At December 31, 2003 and 2002, the unused portion of the revolving line of credit was $115,000,000. The line includes a credit facility fee of 17.5 basis points and matures in December 2004.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LONG-TERM DEBT (CONTINUED)

The revolving line of credit contains certain restrictions and conditions as defined in the agreement which require the Company to maintain net worth of $606,417,000 as of December 31, 2003, a fixed charge coverage at a minimum of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At December 31, 2003, the Company was in compliance with all of the above debt covenants.

The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR. Approximately $8,942,000 and $4,042,000 of the line of credit was committed for the issuance of letters of credit at December 31, 2003 and 2002, respectively, as required by insurance companies that underwrite the Company’s workers compensation insurance and also where required for construction of new restaurants. The remaining $6,058,000 at December 31, 2003 is available to the Company.

The Company has notes payable with banks bearing interest at rates ranging from 5.60% to 6.00% to support the Company's Korean operations. On December 31, 2003 and 2002, the outstanding balance was approximately $21,130,000 and $16,353,000, respectively.  At December 31, 2003, approximately $16,490,000 of Korean notes payable were collateralized by lease and other deposits. The notes are denominated and payable in Korean won and mature at dates ranging from March to October 2004.

In April 2003, the Company obtained a controlling interest in its franchisee operations in Japan. As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction that it had previously guaranteed. (See Note 13 of Notes to Consolidated Financial Statements.)  As of December 31, 2003, the Company has notes payable with banks of approximately $16,249,000 that are collateralized by letters of credit and bear interest at rates ranging from 0.68% to 1.88%.  As of December 31, 2002, the outstanding borrowings guaranteed by the Company on Japanese notes was approximately $16,953,000.  These notes are denominated and payable in Japanese yen, with outstanding balances maturing at dates ranging from June 2004 through September 2005. In October 2003, Outback Japan established a line of credit totaling $10,000,000, bearing interest at 70.0, 82.5 or 107.5 basis points over LIBOR, to finance the development of new restaurants in Japan and refinance certain notes payable. The line includes a credit facility fee of 17.5 to 25 basis points and matures in December 2004.  As of December 31, 2003, the Company had borrowed approximately $5,648,000 on the line of credit at an interest rate of 0.77%.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of December 31, 2003, the Company was in compliance with all of the debt covenants.

DEBT GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company has complied with the disclosure requirements and did not have any modifications of outstanding guarantees in the year ended December 31, 2003.  The Company has the following outstanding debt guarantees, all of which existed prior to December 31, 2002, that could require recognition in the Consolidated Financial Statements if future modifications occur or upon renewal of the guarantee.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LONG-TERM DEBT (CONTINUED)

DEBT GUARANTEES (CONTINUED)

The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to $35,000,000, maturing in December 2004, for its franchisee operating Outback Steakhouses in California. At December 31, 2003 and 2002, the outstanding balance was approximately $28,583,000 and $28,496,000, respectively.

The Company is the guarantor of an uncollateralized line of credit which permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy's restaurants. At December 31, 2003 and 2002 the balance on the line of credit was approximately $21,435,000 and $19,939,000, respectively.

The Company was the guarantor of bank loans made to certain franchisees operating Outback Steakhouse restaurants through June 30, 2003.  At June 30, 2003 and December 31, 2002, the outstanding balance on these loans was approximately $120,000 and $195,000, respectively. Subsequent to June 30, 2003, the Company acquired the restaurants of these franchisees.  As a result, the Company became directly liable for borrowings outstanding upon closing of the transaction. (See Note 13 of Notes to  Consolidated Financial Statements).

The Company is the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. At December 31, 2003 and 2002, the outstanding balance and our guarantee on the note were approximately $66,550,000 and $9,244,000, and $68,000,000 and $9,445,000, respectively.

The aggregate payments of debt outstanding at December 31, 2003, for the next five years, are summarized as follows: 2004-$48,901,000; 2005-$7,207,000; 2006-$1,412,000; 2007- $734,000; 2008- $153,000; and thereafter - $44,000. The carrying amount of long-term debt approximates fair value.

DEBT AND DEBT GUARANTEE SUMMARY (in thousands):

		PAYABLE
		DURING	PAYABLE	PAYABLE
	TOTAL	2004	2005-2008	AFTER 2008

Debt	$58,451	$48,901	$9,506	$44

Debt guarantees	$68,744	$59,715	$1,063	$7,966
Amount outstanding under debt guarantees	$59,262	$50,233	$1,063	$7,966

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER LONG TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,

	2003	2002

Accrued insurance	$4,000	$4,000
Other deferred liability	1,189	2,189

	$5,189	$6,189

In January 2001, the Company entered into a ten year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. (See Note 5 of Notes to Consolidated Financial Statements.)

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the year ended December 31, 2003 was approximately $168,128,000, which included the effect of losses from translation adjustments of approximately $2,078,000.

10. STOCKHOLDERS' EQUITY

The Company repurchased shares of its common stock, $.01 par value, as follows (in thousands):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Number of shares repurchased	3,784	2,691	1,210
Aggregate purchase price	$143,191	$81,650	$31,250

Repurchased shares are carried as treasury stock on the Consolidated Balance Sheets and are recorded at cost. During 2003, 2002 and 2001, the Company reissued approximately 1,951,000, 1,462,000 and 1,451,000 shares of treasury stock, respectively, that had a cost of approximately $60,606,000, $36,706,000 and $35,365,000, respectively for exercises of stock options.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Federal:
Current	$82,711	$67,566	$60,686
Deferred	(1,995)	6,453	1,640

	80,716	74,019	62,326

State:
Current	9,322	6,156	4,334
Deferred	(177)	461	309

	9,145	6,617	4,643

	$89,861	$80,636	$66,969

The Company's effective tax rate differs from the federal statutory rate for the following reasons:

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3	2.6	2.4
Federal income tax credits	(4.3)	(4.0)	(3.9)
Other, net	0.6	1.2	1.4

Total	34.6%	34.8%	34.9%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	DECEMBER 31,

	2003	2002

Deferred income tax assets (in thousands):
Insurance reserves	$7,150	$6,581
Accrued advertising expense	70	1,876
Goodwill	8,623	8,460
Other, net	4,537	5,003

	20,380	21,920

Deferred income tax liabilities (in thousands):
Depreciation	(23,105)	(25,731)

Net deferred tax liability	$(2,725)	$(3,811)

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2004 and 2021. The restaurant facility leases primarily have renewal clauses of five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $56,221,000, $44,137,000 and $34,634,000, respectively, and included contingent rent of approximately $3,669,000, $3,392,000 and $2,999,000, respectively.

Future minimum lease payments on operating leases (including leases for restaurants scheduled to open in 2004) are as follows (in thousands):

2004	$55,976
2005	54,854
2006	49,946
2007	43,678
2008	38,286
Thereafter	131,691

Total minimum lease payments	$374,431

DEVELOPMENT COSTS — During 2001, the Company entered into an agreement with the founders of Bonefish Grill (“Bonefish”) to develop and operate Bonefish restaurants. Under the terms of the Bonefish agreement, the Company purchased the Bonefish restaurant operating system for approximately $1,500,000. In addition, the interest in three existing Bonefish Grills was contributed to a partnership formed between the Bonefish founders and the Company, and in exchange, the Company committed to the first $7,500,000 of future development costs, all of which had been expended as of June 30, 2003.

During September 2003, the Company formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants. Under the terms of the agreement, the Company committed to the first $10,000,000 of future development costs to open the first five restaurants, $525,000 of which had been expended as of December 31, 2003.  Additionally, the Company is subject to a sale option if for eighteen consecutive months there is no restaurant development, whereby the Company’s partner may purchase the Company’s interest in the LLC for five times the annualized restaurant cash flows for the immediately preceding twelve months.

COMMITMENTS — The Company has minimum purchase commitments with various vendors through 2006.  Outstanding commitments as of December 31, 2003 were approximately $518,935,000 and consist primarily of minimum purchase commitments of beef, butter, cheese, and other food products related to normal business operations.

LITIGATION — The Company is subject to legal proceedings claims and liabilities which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations and cash flows.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INSURANCE — The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2003	2002	2001

Workers Compensation	$1,000,000	$250,000	$250,000
General Liability	1,000,000	500,000	250,000
Health	230,000	230,000	230,000
Property coverage	5,000,000	5,000,000	15,000

  The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company. The Company believes it has adequate reserves for all self-insurance claims.

GUARANTEES — The Company guarantees debt owed to banks by some of its franchisees, joint venture partners and unconsolidated affiliates. The maximum amount guaranteed is approximately $68,744,000 with outstanding guaranteed amounts of approximately $59,262,000 at December 31, 2003. The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. The default would trigger a right for the Company to take over the borrower's franchise or partnership interest.

13. BUSINESS COMBINATIONS

In April 2002, the Company exercised its option to convert its $5,300,000 preferred stock investment in its Hong Kong franchisee into ownership of three Outback Steakhouse restaurants formerly operated as franchises. No goodwill was recorded in this transaction.

As part of the Company's realignment of its international operations, the Company issued approximately 196,000 shares of common stock in May 2002 to purchase the 20% interest in Outback Steakhouse International LP (“International”) that it did not previously own. The acquisition resulted in goodwill of approximately $6,900,000, none of which is expected to be deductible for income tax purposes. Shares of common stock issued were valued at the market value of the stock at the date of the acquisition, as it was determined by the Company that fluctuations in market prices were not material. In addition, primarily for tax purposes, approximately 50% of International's restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

During 2002, the Company acquired two franchised Roy's restaurants for approximately $4,650,000. The restaurants were franchised prior to the creation of the Roy's joint venture with the Company. The acquisition was accounted for by the purchase method, and resulted in goodwill of approximately $3,822,000, all of which is expected to be deductible for income tax purposes.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS COMBINATIONS (CONTINUED)

In April 2003, the Company obtained a controlling interest in its franchise operating restaurants in Japan.  The results of the Japanese operations and the associated minority interest have been reflected in the consolidated financial statements since that date.  As part of this realignment, the Company contributed approximately $2,488,000 in capital and became directly liable for approximately $19,741,000 of debt that the Company previously guaranteed for the franchise.  (See Note 7 of Notes to  Consolidated Financial Statements.)  As a result of this transaction, the Company recorded goodwill of approximately $10,440,000, none of which is expected to be deductible for income tax purposes.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS COMBINATIONS (CONTINUED)

The following table presents the unaudited pro forma results of the ongoing operations for the Company as though the 2003 acquisitions above had occurred at the beginning of the periods shown.  The pro forma information is not necessarily indicative of the results that would have resulted had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (in thousands):

	PRO FORMA
	YEARS ENDED DECEMBER 31,

	2003	2002

REVENUES
Restaurant sales	$2,772,000	$2,417,000
Other revenues	18,000	17,000

TOTAL REVENUES	$2,790,000	$2,434,000

INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	$172,000	$153,000
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE (NET OF TAXES)	-	(740)

NET INCOME	$172,000	$152,260

BASIC EARNINGS PER COMMON SHARE	$2.29	$1.98

DILUTED EARNINGS PER COMMON SHARE	$2.19	$1.92

14. STOCK OPTION AND OTHER BENEFIT PLANS

The Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) was approved by the shareholders of the Company in April 1999, and has subsequently been amended as deemed appropriate by the Company's Board of Directors or shareholders. There are currently 22,500,000 shares of the Company's common stock which may be issued and sold upon exercise of options under the Stock Option Plan. The term of options granted is determined by the Board of Directors and optionees generally vest in the options over a one to ten year period.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK OPTION AND OTHER BENEFIT PLANS (CONTINUED)

The exercise price for options granted under the Stock Option Plan generally cannot be less than fair market value at the date of grant of the shares covered by the option. The exercise price of options granted under the MP Stock Option Plan is determined by using a three month weighted average stock price to eliminate the daily trading increases and decreases in the stock price. This averaging method may result in option grants under the MP Stock Option Plan that are above or below the closing price as of the exact grant date. The Company believes that the averaging of the price is a more fair method of determining fair market value for long-term incentives. Compensation expense results if the exercise price of these options is less than the market price on the date of grant.

As of December 31, 2003, the Company had granted to employees of the Company a cumulative total of approximately 22,081,000 options (after forfeitures) under the Stock Option Plan to purchase the Company's common stock at prices ranging from $0.19 to $38.42 per share which was the estimated fair market value at the time of each grant. As of December 31, 2003, the Company had granted to employees of the Company a cumulative total of approximately 3,675,000 options (after forfeitures) under the MP Stock Option Plan to purchase the Company's common stock at prices ranging from $29.23 to $40.01 per share. As of December 31, 2003, options for approximately 2,253,000 shares were exercisable in total under both of the plans.

The remaining contractual life for options granted was approximately four to ten years, three to nine years and two to eight years for the options granted during 2003, 2002 and 2001, respectively.

Activity in the Company's stock option plans was:

		WEIGHTED
		AVERAGE
		EXERCISE
	OPTIONS	PRICE

Outstanding at December 31, 2000	13,189,952	$22.93
Granted	2,803,547	26.87
Exercised	(1,293,405)	16.90
Forfeited	(249,350)	26.39

Outstanding at December 31, 2001	14,450,744	23.55
Granted	3,329,901	32.10
Exercised	(1,425,428)	20.22
Forfeited	(499,408)	26.65

Outstanding at December 31, 2002	15,855,809	25.56
Granted	2,823,784	36.56
Exercised	(1,950,665)	21.24
Forfeited	(352,843)	30.76

Outstanding at December 31, 2003	16,376,085	$27.41

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK OPTION AND OTHER BENEFIT PLANS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable stock options issued at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2003	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT DECEMBER 31, 2003	WEIGHTED-AVERAGE EXERCISE PRICE

$14.22 - $21.33	2,634,351	2.6	$17.39	1,172,845	$17.55
$21.34 - $32.01	9,549,249	6.6	26.52	891,423	24.24
$32.02 - $40.01	4,192,485	8.6	35.32	189,116	35.28

	16,376,085	6.5	$27.41	2,253,384	$22.08

The weighted average estimated fair value of stock options granted during 2003, 2002 and 2001 was $10.29, $9.51, and $8.16 per share, respectively.

Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $13,189,000, $8,580,000 and $5,835,000 in 2003, 2002 and 2001, respectively. The tax benefits are credited to additional paid-in capital.

The Company has a qualified defined contribution 401(K) plan covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed approximately $1,071,000, $922,000 and $829,000 to the 401(K) plan during plan years ended December 31, 2003, 2002 and 2001, respectively.

15. RELATED PARTY TRANSACTIONS

During 2001, Mr. Lee Roy Selmon, a member of the Board of Directors invested approximately $101,000 for a 10% interest in the operations of a Company owned restaurant, which bears his name and to which he is making a material image contribution.  Mr. Selmon will receive a 1% royalty from all future Lee Roy Selmon’s restaurants developed by the Company, including the store opened in 2003.

The Company paid approximately $345,000, $408,000 and $493,000 during 2003, 2002 and 2001, respectively, for advertising and a private suite license agreement to a partnership in which two officers/directors are general partners.

A member of the Board of Directors owns limited partnership interests ranging from 5% to 10% in six limited partnerships that own and operate Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, Inc., a wholly owned subsidiary of Outback Steakhouse, Inc.

A member of the Board of Directors, through his wholly-owned corporation, has made investments in the aggregate amount of approximately $331,000 in seven limited partnerships that are parties to joint ventures that own and operate certain Carrabba's Italian Grill restaurants.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS (CONTINUED)

A member of the Board of Directors and named executive officer of the Company, has made investments in the aggregate amount of approximately $604,000 in 20 limited partnerships that are parties to joint ventures that own and operate either certain Carrabba's Italian Grill restaurants or Bonefish Grill restaurants.  In 2003, this officer received distributions from these partnerships of approximately $75,000.

An executive officer of the Company has made investments in the aggregate amount of approximately $335,000 in 16 limited partnerships that are parties to joint ventures that own and operate one Outback Steakhouse or certain Carrabba's Italian Grill restaurants or Bonefish Grill restaurants.  In 2003, this officer received distributions from these partnerships of approximately $59,000.

An executive officer of the Company has made investments in the aggregate amount of approximately $260,000 in seven limited partnerships that are parties to joint ventures that own and operate either certain Carrabba's Italian Grill restaurants or Outback Steakhouse restaurants. In 2003, this officer received distributions from these partnerships of approximately $24,000.

16. SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates restaurants under seven brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments.  Approximately 4% of the Company’s total revenues are attributable to operations in foreign countries, and approximately 5% of the Company’s total long-lived assets are located in foreign countries where the Company holds assets.

17. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,

	2003	2002	2001

Net income	$170,206	$150,090	$124,738
Basic weighted average number of common shares outstanding	75,256	76,734	76,632
Basic earnings per common share	$2.26	$1.96	$1.63
Effect of dilutive stock options	3,137	2,578	1,717
Diluted weighted average number of common shares outstanding	78,393	79,312	78,349
Diluted earnings per common share	$2.17	$1.89	$1.59

Diluted earnings per common share excludes antidilutive stock options of approximately 724,000, 1,809,000 and 2,699,000 during 2003, 2002 and 2001 respectively.

18. SUBSEQUENT EVENTS

On January 28, 2004, the Company announced that its Board of Directors declared a quarterly dividend of $0.13 per share of the Company's common stock. The dividend was paid March 5, 2004 to shareholders of record as of February 20, 2004.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS (CONTINUED)

In January 2004, one of the cofounders of Bonefish Grill was killed in a boating accident.  Under the terms of the Bonefish agreements, the Company will purchase the future royalty payments and ownership interest of this founder in the Bonefish partnership.  The royalty purchase price will be calculated at five times the amount of royalty payable to the founder in the preceding twelve months, estimated to be approximately $1,000,000.  Additionally, the purchase price of the ownership interest in the Bonefish partnership will be assessed at the fair market value of actual restaurants open and in operation at the time of purchase, estimated to be approximately $9,000,000.

In February 2004, Outback Steakhouse Japan established a revolving line of credit which permits borrowing up to a maximum of $10,000,000 at LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line includes a credit facility fee of 14.5 to 22 basis points and matures in December 2006.

In March 2004, the Company entered into an asset purchase agreement whereby it agreed to purchase the ownership interests of its partners in nine Carrabba's restaurants in Texas for approximately $3,738,000 in cash.  The acquisition is expected to close in April 2004.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	2003

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues	$651,678	$689,261	$685,339	$718,091
Income from operations	67,295	68,887	57,084 (1)	71,546
Income before provision for income taxes	65,218	68,458	56,845 (1)	69,546
Net income	42,575	44,702	37,591 (1)	45,338
Basic earnings per share	0.56	0.59	0.50	0.61
Diluted earnings per share	0.54	0.57	0.48	0.58

	2002

	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

Revenues	$578,989	$596,200	$584,247	$602,670
Income from operations	60,462	60,468	50,831 (1)	60,849
Income before provision for income taxes	60,384	60,379	50,317 (1)	60,386
Income before change in accounting principle	39,351 (2)	39,419	32,822 (1)	39,238
Net income	38,611 (2)	39,419	32,822 (1)	39,238
Basic earnings per share
Income before accounting change	0.51	0.51	0.43	0.52
Net income	0.50 (2)	0.51	0.43	0.52
Diluted earnings per share
Income before accounting change	0.49	0.49	0.42	0.50
Net income	0.48 (2)	0.49	0.42	0.50

____________

(1) In the third quarter of 2003, net income includes $5,319,000 in provisions for impaired assets and restaurant closings.  In the third and fourth quarters of 2002, net income includes $4,284,000 and $997,000, respectively, in provisions for impaired assets and restaurant closings.

(2) During 2002, the Company adopted the provisions of SFAS 142 and recorded a goodwill impairment charge of $740,000, net of taxes, as a cumulative effect of a change in accounting principle.

75

Outback Steakhouse, Inc. and Affiliates

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Outback Steakhouse, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Outback Steakhouse, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 9, 2004

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our executive officers, except for Joseph J. Kadow whose information is reported in Part I under the caption of Executive Officers of Registrant, and directors is incorporated herein by reference to the information in the section entitled “Election of Directors” and “Beneficial Owners and Management” in our Proxy Statement.

The information required by this Item concerning the members of our Audit Committee and the designation of the financial expert is incorporated herein by reference to the information set forth under the section entitled “Independence of Directors” in our Proxy Statement.

We have adopted a written code of ethics that applies to our senior financial officers, including our chief executive officer, chief operating officer, President, chief financial officer, controller, treasurer, and chief internal auditor, if any of Outback Steakhouse, Inc. and of each significant subsidiary.  This code is available on our website at www.outback.com/corporategovernance and is filed as exhibit 14.01 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Beneficial Owners and Management” in our Proxy Statement.

The following table provides information about the common stock that may be issued under all of Outback Steakhouse, Inc.’s existing equity compensation plans as of December 31, 2003.

	(a)	(b)	(c)
Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column(a))

Equity compensation plans approved by security holders (1)	12,701,357	$22.08	419,110
Equity compensation plans not approved by security holders (2)	3,674,728	36.85	3,825,272

	16,376,085	$27.41	4,244,382

(1)  Outback Steakhouse, Inc. 1999 Amended and Restated Stock Option Plan.

(2)  Outback Steakhouse, Inc. 2002 Managing Partner Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Report by the Audit Committee” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)     LISTING OF FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are incorporated by reference in Item 8:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(b)         REPORTS ON FORM 8-K

We furnished the following current reports on Form 8-K (Item 12) on the following dates during the 4th quarter of 2003:

October 23, 2003 containing press releases reporting our declaration of a dividend and reporting our financial results for the third quarter of 2003.

October 29, 2003 disclosing additional information during the conference call regarding third quarter financial results and containing a press release reporting additional information regarding restatement of our financial reports.

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

 4.76

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

 4.77

$15,000,000.00 Credit Agreement dated as of June 13, 2000 between Outback Steakhouse, Inc. and Wachovia Bank, N.A. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
2000 and incorporated herein by reference)

 4.78

First Amendment to Credit Agreement dated December 20, 2000 by and among Outback Steakhouse, Inc., a Delaware corporation (the “Borrower”), Wachovia Bank, N.A., as Agent and a bank, Suntrust Bank,
Southtrust Bank, The Huntington National Bank, Hibernia National Bank and Bank of America, N.A. (collectively referred to herein as the “Banks”) (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

 4.79

Multi-Currency Revolving Credit Facility in a principal amount not exceeding $10,000,000.00 by way of short term cash advances dated October 2003 by and among Outback Steakhouse Japan KK, a company incorporated in
Japan under registered number 0104-01-050821 and whose registered office is at Fukuda Building West 2F, 11-3, Akasaka 2-chome, Minato-ku, Tokyo (the "Borrower"), and Wachovia Bank, National Association, London Branch (the "Bank") (filed herewith)

 4.80

Revolving Credit Facility (multi-currency) in a principal amount not exceeding $10,000,000.00 dated December 2003 by and among Outback Steakhouse Japan KK, a Japanese company (the "Borrower"), and SUNTRUST BANK, a
Georgia banking corporation (the "Lender") (filed herewith)

 10.01

Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella,
Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

 10.02*

Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Robert D. Basham (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

 10.03*

Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and John Timothy Gannon (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and
incorporated herein by reference)

 10.04*

Employment Agreement dated February 2, 1988, between Outback Florida and John Timothy Gannon (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

 10.05

 Lease for the Company's executive offices (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   Number

 Description

 10.06*

Outback Steakhouse, Inc. Amended and Restated Stock Option Plan (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

 10.07*

Outback Steakhouse, Inc. Managing Partner Stock Option Plan (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

 10.08

Joint Venture Agreement dated March 31, 1993 between Outback/Carrabba, Inc. and Mangia Beve, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference)

 10.09

Royalty Agreement dated April 1995 among Carrabba's Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C.
Carrabba, Jr. (included as an exhibit to Registrant's Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

 10.10

Joint Venture Agreement of Roy's/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy's Holdings, Inc. (included as an exhibit to Registrant's Annual
Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

 10.11

First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s
Holding’s, inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

 10.12

Asset Purchase Agreement by and between OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Fleming Prime Steakhouse I, L.L.C. (included as an exhibit to Registrant's Annual Report on Form
10-K for the year ended December 31, 1999 and incorporated herein by reference)

 10.13

Operating Agreement of Outback/Fleming's, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited
Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

 10.14

Operating Agreement for Cheeseburger in Paradise, LLC a Delaware Limited Liability Company (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

 10.15

Asset Purchase Agreement by and between OS Sea, Inc. and Bonefish Grill Holdings, Inc., Bonefish Grill, LLC, Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to
Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

 Number

 Description

 10.16

Contribution Agreement by and among OSS/BG, LLC, OS SEA, INC., Bonefish Grill, LLC, Bonefish Grill Holdings, Inc., Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to
Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

 10.17

Asset Purchase Agreement by and between Outback Steakhouse of Florida, Inc., Outback/Alabama-I, Limited Partnership, Birmingham I & II Steakhouses, Ltd., Alabama III Steakhouse Ltd., Montgomery Steakhouse,
Ltd., Mobile Steakhouse, Ltd., Inverness Steakhouse, Ltd., Tuscaloosa Steakhouse, Ltd., Pensacola Steakhouse, Ltd., Tiger Steak, Ltd., Houston County Steakhouse, Ltd., Fultondale Steakhouse, Ltd., Oxford Steakhouse, Ltd., Sheffield Steakhouse, Ltd., Destin
Steakhouse, Ltd., Birmingham I & II Management, Inc., Alabama III, Management, Inc., Panhandle Restaurant Management, Inc., Houston County Steakhouse, Inc., and Tiger Steak, Inc.(included as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
quarter ended September 30, 2003 and incorporated herein by reference)

 10.18*

 Employment Agreement dated April, 2002 between Joseph J. Kadow and Outback Steakhouse of Florida and OS Management, Inc. (filed herewith)

 10.19*

 Employment Agreement dated January 1, 2004 between Paul E. Avery and OS Restaurant Services, Inc. and Outback Steakhouse, Inc. (filed herewith)

 10.20*

 Employment Agreement dated January 1, 2004 between Benjamin P. Novello and OS Restaurant Services, Inc. and Outback Steakhouse of Florida, Inc. (filed herewith)

 14.01

 Code of Ethics for Senior Financial Officers (filed herewith)

 21.01

 List of Subsidiaries (filed herewith)

 23.01

 Consent of PricewaterhouseCoopers LLP (filed herewith)

 31.1

 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

 31.2

 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

 32.1

 Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

 32.2

 Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

1 These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

 Date:  March 12, 2004

  OUTBACK STEAKHOUSE, INC.

 By:  /s/ Chris T.
Sullivan

          Chris T. Sullivan

 Chairman of the Board and Chief Executive Officer
 (Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

 Signature

 Title

 Date

 /s/  Chris T. Sullivan

 Chairman of the Board and Chief Executive Officer
 (Principle Executive Officer)

 March 12, 2004

 Chris T. Sullivan

 /s/  Robert S. Merritt

 Senior Vice President, Chief Financial Officer and Treasurer
 (Principle Financial and Accounting Officer)

 March 12, 2004

 Robert S. Merritt

 /s/  Robert D. Basham

 Chief Operating Officer

 March 12, 2004

 Robert D. Basham

 /s/ J. Timothy Gannon

 Senior Vice President

 March 12, 2004

 J. Timothy Gannon

 /s/ Paul E. Avery

 President

 March 12, 2004

 Paul E. Avery

 /s/ John A. Brabson, Jr.

 Director

 March 12, 2004

 John A. Brabson, Jr.

 /s/ Charles H. Bridges

 Director

 March 12, 2004

 Charles H. Bridges

 /s/ W.R. Carey, Jr.

 Director

 March 12, 2004

 W.R. Carey, Jr.

 /s/ Debbi Fields

 Director

 March 12, 2004

 Debbi Fields

 /s/ Thomas A. James

 Director

 March 12, 2004

 Thomas A. James

 /s/ Nancy Schneid

 Director

 March 12, 2004

 Nancy Schneid

 /s/ Lee Roy Selmon

 Director

 March 12, 2004

 Lee Roy Selmon

 /s/ Toby S. Wilt

 Director

 March 12, 2004

 Toby S. Wilt