Form 10-Q
period 2004-03-31
OUTBACK STEAKHOUSE INC
filed 2004-05-10
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  ☒  NO  ☐

              As of May 5, 2004, the registrant had outstanding 74,330,134 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

QUARTERLY REPORT ON FORM 10‑Q
For the Quarterly Period Ended March 31, 2004

PART I:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

	MARCH 31,
	2004	DECEMBER 31,
	(UNAUDITED)	2003

ASSETS
Current Assets
Cash and cash equivalents	$92,304	$102,892
Short-term investments	19,901	20,824
Inventories	55,457	59,608
Deferred income tax asset	12,330	11,757
Other current assets	42,219	37,529

Total current assets	222,211	232,610
Property, fixtures and equipment, net	1,104,836	1,049,546
Investments in and advances to unconsolidated affiliates, net	15,985	31,878
Goodwill	91,467	86,745
Other assets	76,741	74,008
Notes receivable collateral for franchisee guarantee	28,639	-

	$1,539,879	$1,474,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$67,260	$58,533
Sales taxes payable	23,104	21,402
Accrued expenses	94,209	82,365
Unearned revenue	33,482	82,670
Income taxes payable	14,861	2,358
Current portion of long-term debt	48,040	48,901
Guaranteed debt of franchisee	28,743	-

Total current liabilities	309,699	296,229
Partner deposit and accrued buyout liability	67,195	63,045
Deferred income tax liability	17,403	14,482
Long-term debt	14,300	9,550
Other long-term liabilities	5,189	5,189

Total liabilities	413,786	388,495

Commitments and contingencies
Interest of minority partners in consolidated partnerships	64,053	60,022

Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,552 and 74,279 shares outstanding as of
March 31, 2004 and December 31, 2003, respectively	788	788
Additional paid-in capital	265,605	254,852
Retained earnings	966,539	934,516
Accumulated other comprehensive loss	(2,140)	(2,078)

	1,230,792	1,188,078
Less treasury stock, 4,198 and 4,471 shares at March 31, 2004
and December 31, 2003, respectively, at cost	(168,752)	(161,808)

Total stockholders’ equity	1,062,040	1,026,270

	$1,539,879	$1,474,787

  See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data, unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

Revenues
Restaurant sales	$811,592	$646,672
Other revenues	4,969	5,006

Total revenues	816,561	651,678

Costs and expenses
Cost of sales	292,437	232,831
Labor & other related	199,025	158,950
Other restaurant operating	169,614	135,004
Distribution expense to employee partners, excluding stock expense	18,523	15,183
Employee partner stock buyout expense	2,079	1,255
Depreciation	24,477	19,953
General & administrative	30,703	22,496
Income from operations of unconsolidated affiliates	(253)	(1,289)

Total costs and expenses	736,605	584,383

Income from operations	79,956	67,295
Other income (expense), net	(873)	(943)
Interest income	332	542
Interest expense	(705)	(353)

Income before elimination of minority partners'
interest and income taxes	78,710	66,541
Elimination of minority partners' interest	4,397	1,323

Income before provision for income taxes	74,313	65,218
Provision for income taxes	25,982	22,643

Net income	$48,331	$42,575

Basic earnings per common share	$0.65	$0.56

Basic weighted average number of shares outstanding	74,487	75,755

Diluted earnings per common share	$0.62	$0.54

Diluted weighted average number of shares outstanding	78,499	78,215

Cash dividends per common share	$0.13	$0.12

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	THREE MONTHS ENDED MARCH 31,

	2004	2003

Cash flows from operating activities:
Net income	$48,331	$42,575
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,477	19,953
Employee partner stock buyout expense	2,079	1,255
Minority partners’ interest in consolidated partnerships’ income	4,397	1,323
Income from operations of unconsolidated affiliates	(253)	(1,289)
Increase (decrease) in deferred income taxes	2,348	(4,333)
Loss on disposal of property, fixtures and equipment	900	759
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
Decrease (increase) in inventories	5,218	(13,878)
Increase in other current assets	(3,992)	(1,693)
Increase in other assets	(2,578)	(1,104)
Increase in accounts payable, sales taxes payable and accrued expenses	14,266	3,952
Increase in partner deposit and accrued buyout liability	2,071	2,750
Decrease in unearned revenue	(50,776)	(41,873)
Increase in income taxes payable	23,256	14,183

Net cash provided by operating activities	69,744	22,580

Cash flows used in investing activities:
Purchase of investment securities	(45,190)	(233)
Maturities and sales of investment securities	46,113	-
Capital expenditures	(57,838)	(38,488)
Proceeds from the sale of property, fixtures and equipment	2,377	-
Increase in cash from adoption of FIN 46	1,080	-
Payments from unconsolidated affiliates	70	7,034
Distributions to unconsolidated affiliates	-	(1,940)
Investments in and advances to unconsolidated affiliates	(186)	(652)

Net cash used in investing activities	(53,574)	(34,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,107	871
Proceeds from minority partners' contributions	393	4,357
Distributions to minority partners	(7,788)	(611)
Repayments of long-term debt	(218)	(191)
Dividends paid	(9,684)	(9,109)
Payments for purchase of treasury stock	(36,608)	(20,283)
Proceeds from reissuance of treasury stock	23,040	4,836

Net cash used in financing activities	(26,758)	(20,130)

Net (decrease) increase in cash and cash equivalents	(10,588)	(31,829)
Cash and cash equivalents at the beginning of the period	102,892	187,578

Cash and cash equivalents at the end of the period	$92,304	$155,749

Supplemental disclosures of cash flow information:
Cash paid for interest	$593	$403
Cash paid for income taxes	$3,166	$8,748
Supplemental disclosures of non-cash items:
Assets received for note	$-	$5,569

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2003 Annual Report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.         Stock-Based Compensation

The Company accounts for its stock-based employee compensation under the intrinsic value method.  No stock-based employee compensation cost is reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant.  The following table provides pro forma net income and earnings per share amounts using the fair value based method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

Net income	$48,331	$42,575
Stock-based employee compensation expense included in net income,
net of related taxes	1,272	803
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(4,421)	(3,932)

Pro forma net income	$45,182	$39,446

Earnings per common share:
Basic	$0.65	$0.56

Basic - pro forma	$0.61	$0.52

Diluted	$0.62	$0.54

Diluted - pro forma	$0.58	$0.50

The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the quarters ended March 31, 2004 and 2003, respectively: (1) risk-free interest rates of 2.80% and 2.78%; (2) dividend yield of 1.27% and 1.50%; (3) expected lives of 5.0 years; and (4) volatility of 30.4% and 32.0%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future periods.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.         Other Current Assets

Other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Deposits	$2,242	$2,218
Accounts receivable	11,642	12,855
Accounts receivable - franchisees	2,269	2,633
Prepaid expenses	24,162	18,485
Other current assets	1,904	1,338

	$42,219	$37,529

4.         Property, Fixtures and Equipment, Net

Property, fixtures and equipment consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Land	$172,162	$170,815
Buildings & building improvements	553,784	516,081
Furniture & fixtures	159,354	145,151
Equipment	378,372	347,560
Leasehold improvements	270,924	259,914
Construction in progress	35,478	38,548
Accumulated depreciation	(465,238)	(428,523)

	$1,104,836	$1,049,546

5.         Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2004 is as follows (in thousands):

December 31, 2003	$86,745
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	4,722

March 31, 2004	$91,467

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.         Other Assets

Other assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Other assets	$54,143	$51,389
Liquor licenses, net of accumulated amortization of $3,781 and $3,617, respectively	9,848	9,619
Deferred license fee, net of valuation provision of approximately $2,250 and $2,000
at March 31, 2004 and December 31, 2003	12,750	13,000

	$76,741	$74,008

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations.  The Company has deferred recognition of a gain of $1,189,000 associated with the transaction until such time as the fees due under the licensing agreement are realized.  (See Note 9 of Notes to Unaudited Consolidated Financial Statements.)

Other assets includes approximately $16,245,000 as of March 31, 2004 and December 31, 2003, in loans to the Company’s operating partners in the Outback/Fleming’s, LLC (the “LLC”, which is a consolidated entity) for its partners’ share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the LLC agreement. The Company expects to continue to make advances to its operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  The Company periodically assesses the loan balance for impairment, which is generally measured by expected future cash flows of the restaurant system as compared to the partners’ interest in the LLC. The Company has a 51% ownership interest in the LLC, and is subject to a purchase or sale option after the twentieth restaurant is opened, which may require the Company to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.  The twentieth restaurant is scheduled to open in the second half of 2004.

In February 2004, the Company acquired the future royalty payments of one of the cofounders of Bonefish Grill in accordance with the terms of the Bonefish agreements, as the founder was killed in a boating accident in January 2004.  The Company paid approximately $978,000 for the royalty interest, which is now included in other assets in the Unaudited Consolidated Balance Sheet.

7.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Accrued payroll and other compensation	$32,344	$30,103
Accrued insurance	20,570	18,669
Accrued property taxes	8,873	8,985
Other accrued expenses	32,422	24,608

	$94,209	$82,365

During 2003, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,319,000, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, and approximately $1,944,000 for one Fleming's Prime Steakhouse and Wine Bar closing in Dallas.  The remainder of the provision was for the reduction in carrying value of five Outback Steakhouses.  The restaurant closing provision primarily consisted of the write down of the Dallas building and write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the Puerto Rico restaurant’s property lease.  Remaining accrued restaurant closing expenses of approximately $231,000 and $307,000 were included in other accrued expenses as of March 31, 2004 and December 31, 2003, respectively, related to the restaurant closing provision.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Revolving lines of credit, interest at 1.83% at March 31, 2004 and
December 31, 2003	$10,000	$10,000
Outback Korea notes payable, interest rates ranging from 5.90% to 7.00% at
March 31, 2004 and 5.60% to 6.00% at December 31, 2003	24,169	21,130
Outback Japan notes payable, uncollateralized, interest rates ranging from
0.76% to 1.88% at March 31, 2004 and 0.68% to 1.88% at December 31, 2003	11,072	16,249
Outback Japan revolving lines of credit, interest rates ranging from 0.76% to 0.77% at
March 31, 2004 and 0.77% at December 31, 2003, respectively	10,992	5,648
Other notes payable, uncollateralized, interest rates ranging from 2.07% to 7.00% at March 31, 2004 and
2.40% to 7.00% at December 31, 2003	6,107	5,424
Guaranteed debt of franchisee	28,743	-

	91,083	58,451
Less current portion	48,040	48,901
Less current guaranteed debt of franchisee	28,743	-

Long-term debtof Outback Steakhouse, Inc.	$14,300	$9,550

LONG-TERM DEBT

The Company has an uncollateralized revolving line of credit which permits borrowing up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 1.09% to 1.16% at March 31, 2004 and ranging from 1.12% to 1.22% at December 31, 2003).  At March 31, 2004 and December 31, 2003, the unused portion of the revolving line of credit was $115,000,000. The credit agreement matures in December 2004.  Subsequent to March 31, 2004, the Company replaced this line of credit with a new facility, and therefore classified the $10,000,000 owed as long-term debt in the Consolidated Balance Sheet.  (See Note 15 of Notes to Unaudited Consolidated Financial Statements).

The revolving line of credit contains certain restrictions and conditions as defined in the agreement which require the Company to maintain net worth of $618,500,000 as of March 31, 2004, a fixed charge coverage at a minimum of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At March 31, 2004, the Company was in compliance with all of the above debt covenants.

The Company has a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR.  Approximately $11,882,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at March 31, 2004 and December 31, 2003, respectively, as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also where required for construction of new restaurants.  The remaining $3,118,000 at March 31, 2004 is available to the Company.  Subsequent to March 31, 2004, the Company replaced this line of credit with a new facility.  (See Note 15 of Notes to Unaudited Consolidated Financial Statements).

As of March 31, 2004, the Company had approximately $6,107,000 of notes payable at interest rates ranging from 2.07% to 7.00%, which mature through 2009.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt (continued)

The Company has notes payable with banks bearing interest at rates ranging from 5.90% to 6.00% to finance development of the Company’s restaurants in Korea.  The notes are denominated and payable in Korean won and mature at dates ranging from August 2004 to March 2005. As of March 31, 2004 and December 31, 2003, the outstanding balance was approximately $24,169,000 and $21,130,000, respectively.  Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2004 and December 31, 2003, collateralized notes totaled approximately $20,865,000 and $16,490,000, respectively.

In April 2003, the Company obtained a controlling interest in its franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction the Company became directly liable for notes outstanding that it had previously guaranteed. The notes are payable to banks, collateralized by lease deposits of approximately $3,300,000 and letters of credit and bear interest at rates ranging from 0.76% to 1.88%. The notes are denominated and payable in Japanese yen, with outstanding balances maturing at dates ranging from April through September 2004. As of March 31, 2004 and December 31, 2003, outstanding balances totaled approximately $11,072,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest at 70.0, 82.5 or 107.5 basis points over LIBOR. The line matures in December 2004. As of March 31, 2004 and December 31, 2003, the Company had borrowed approximately $9,790,000 and $5,648,000, respectively, on the line of credit at an interest rate of 0.77%, maturing in June and August 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of March 31, 2004, the Company was in compliance with all of the debt covenants.  Subsequent to March 31, 2004, Outback Japan amended this line of credit.  (See Note 15 of Notes to Unaudited Consolidated Financial Statements.)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of March 31, 2004, the Company had borrowed approximately $1,202,000 on the line of credit at an interest rate of 0.77%, maturing in September 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of March 31, 2004, the Company was in compliance with all of the debt covenants.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for a limited liability company owned by its California franchisee.  The Company was required to consolidate the entity holding this debt (“T-Bird”) effective January 1, 2004 upon adoption of a new accounting standard (see Note 13 of Notes to Unaudited Consolidated Financial Statements).  At March 31, 2004, the outstanding balance on the line of credit was $28,743,000 and is included in the Company’s Consolidated Balance Sheet.  The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $352,000 as of March 31, 2004.  As of December 31, 2003, the outstanding balance was approximately $28,583,000, and was disclosed as a guarantee, but was not consolidated in the Company’s financial statements.  The line of credit bears interest at rates ranging from 57.5 to 95.0 basis points over LIBOR based on T-Bird’s ratio of consolidated debt to EBITDA, as defined by the line of credit agreement.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt (continued)

DEBT GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company has complied with the disclosure requirements and did not have any modifications of outstanding guarantees subsequent to December 31, 2002 through March 31, 2004.  The Company has the following outstanding debt guarantees, all of which existed prior to December 31, 2002, that could require recognition in the Consolidated Financial Statements if future modifications occur or upon renewal of the guarantee.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At March 31, 2004 and December 31, 2003, the outstanding balance was approximately $21,541,000 and $21,435,000, respectively.

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity December 2022. At March 31, 2004 and December 31, 2003, the outstanding balance and our guarantee on the note were approximately $66,550,000 and $9,244,000, respectively.

The Company’s contractual unconsolidated debt guarantees as of March 31, 2004 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION

Debtguarantees	$33,744	$24,715	$9,029
Amount outstanding under debt guarantees	$30,785	$21,756	$9,029

9.         Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Accrued insurance	$4,000	$4,000
Other deferred liability	1,189	1,189

	$5,189	$5,189

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.        Foreign Currency Translation and Comprehensive Income

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the three months ended March 31, 2004 was $48,269,000, which included the effect of losses from translation adjustments of approximately $62,000 during the quarter.

11.        Business Combinations

On March 1, 2004, the Company acquired the 36% minority ownership interests of its partners in nine Carrabba's restaurants in Texas for approximately $3,738,000 in cash.  No minority interest for these stores has been reflected in the consolidated financial statements since that date.  The Company recorded goodwill of approximately $4,722,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

12.        Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

Net income	$48,331	$42,575
Basic weighted average number of common shares outstanding	74,487	75,755
Basic earnings per common share	$0.65	$0.56
Effect of dilutive stock options	4,012	2,460
Diluted weighted average number of common shares outstanding	78,499	78,215
Diluted earnings per common share	$0.62	$0.54

Diluted earnings per common share excludes antidilutive stock options of approximately 2,354,000 for the first quarter of 2003.  There were no antidilutive options for the first quarter of 2004.

13.        Recently Issued Financial Accounting Standards

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

This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 initially applied to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003.  However, the implementation deadline was delayed by the FASB to periods ending after March 15, 2004 and the FASB issued a revised “FIN 46R” in December 2003.  The Company adopted FIN 46R effective January 1, 2004 and is an investor in several variable interest entities as discussed below.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Recently Issued Financial Accounting Standards (continued)

“Consolidation of Variable Interest Entities” (continued)

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) have historically been consolidated by the Company.  These ventures are considered variable interest entities under the provisions of FIN 46, and the Company has continued consolidating them upon adoption of that interpretation.  The LLC and the Roy’s JV restaurant systems consist of approximately 17 and 13 restaurants, respectively, as of March 31, 2004.

The Company has ownership interests in 33 individual joint ventures that were previously reported by the Company as unconsolidated development joint ventures.  As of January 1, 2004, the Company consolidated those joint ventures, which consist of 29 Carrabba's Italian Grills, two Outback Steakhouses, one Roy’s and one Bonefish Grill, as it is the primary beneficiary of those entities.  The Company has ownership interests in 11 individual 50/50 joint ventures that remained unconsolidated upon adoption of FIN 46, as the Company was not deemed the primary beneficiary.

The Company has a minority investment in an unconsolidated affiliate in which it has a 22.22% equity interest and for which it operates catering and concession facilities.  Additionally, the Company guarantees a portion of the affiliate’s debt (see Note 8 of Notes to Unaudited Consolidated Financial Statements).  Although the Company holds an interest in this variable interest entity, it is currently believed that the Company is not the primary beneficiary of this entity and therefore it was not consolidated upon adoption of FIN 46.

The Company is a franchisor of 144 restaurants as of March 31, 2004, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship.  These franchise relationships were not deemed variable interest entities and were not consolidated upon adoption of FIN 46.  However, the Company guarantees an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 8 of Notes to Unaudited Consolidated Financial Statements).  The limited liability company that holds this line of credit was deemed to be a variable interest entity and was consolidated by the Company effective January 1, 2004.  This entity draws on its line of credit to loan funds to corporations in California to purchase and/or build land and buildings for lease to individual Outback Steakhouse franchisee partnerships.  Therefore, it holds as collateral the notes receivable and underlying assets from these corporations in offsetting amounts to the debt owed to the bank, which are both now included in the Company’s Consolidated Balance Sheet and Statement of Income as of and for the quarter ended March 31, 2004.

The following table reflects the approximate effect of consolidation of the above entities on the Company’s Unaudited Consolidated Statement of Income and Balance Sheet as of and through the period ended March 31, 2004 (in thousands):

Revenues	$23,843
Income from operations of unconsolidated affiliates	(1,000)
Elimination of minority partners’ interest	1,050
Net income	-
Basic and diluted earnings per common share	-
Current assets	2,845
Property, fixtures and equipment, net	25,206
Current liabilities	5,858
Interest of minority partners in consolidated partnerships	6,148

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Commitments and Contingencies

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

In January 2004, one of the cofounders of Bonefish Grill was killed in a boating accident.  Under the terms of the Bonefish agreements, the Company will purchase the ownership interest of this founder in the Bonefish partnership.  The purchase price of the ownership interest will be assessed at the fair market value of actual restaurants open and in operation at the time of purchase, estimated to be approximately $9,000,000.

15.        Subsequent Events

On April 21, 2004, the Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend is payable June 4, 2004 to shareholders of record as of May 21, 2004.

During the quarter ended 2004, the Board of Directors approved an amendment and restatement (the “Amendment”) of the Company’s Amended and Restated Stock Option Plan (the “Plan”) to allow for the grant of shares of restricted common stock under the Plan and to increase the number of shares for which options and shares of restricted common stock may be granted under the Plan by 1,000,000, or from 22,500,000 to 23,500,000.  This amendment was approved by vote of the shareholders of the Company on April 21, 2004.

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007.  The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR).  The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and a maximum total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio of 3.0 to 1.0.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit.  The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.

Effective April 27, 2004, Outback Japan amended its $10,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new maturity date in June 2007.   Additionally, the revolving line of credit now permits borrowing at interest rates ranging from 70 to 107.5 basis points over LIBOR.  The credit agreement amendment contains certain restrictions and conditions as defined in the agreement.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, over 1,000 system-wide restaurants and 2003 annual revenues for Company-owned stores exceeding $2.7 billion.  We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises.  Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands.  This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs.  Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events, and for business entertainment.  Secondarily, we generate revenues through sale of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles and fluctuating costs.  Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a store such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.  The combination of these factors underscores our initiatives to drive increased sales at existing stores in order to raise margins and profits, because the incremental sales contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a store is very high.  We are not a company focused on growth in the number of restaurants just to generate additional sales.  Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

Promotion of our Outback Steakhouse and Carrabba's Italian Grill restaurants is assisted by the use of national broadcast and spot television and radio media, which we have also begun to use for our Bonefish Grill brand.  We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable.  We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands.  We do not run price specials or attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry.  Our advertising dollars are targeted to promote and maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts.  Our marketing strategy of getting people to visit frequently and also recommend our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees, and flawless execution in a well-managed restaurant.

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

–          System-wide sales – a total sales volume for all company-owned, franchise, and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and

–          Same-store or comparable sales – a year-over-year comparison of sales volumes for stores that are open in both years order to remove the impact of new openings in comparing the operations of existing stores.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Our consolidated operating results are affected by the growth of our newer brands.  As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses, and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics.  Labor and related expenses are higher at our new format stores than have typically been experienced at Outback Steakhouses.  However, cost of sales at those stores is lower than those at Outback.  These trends are expected to continue with our planned development of stores in 2004.

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

Results of Operations (unaudited)

The following tables set forth, for the periods indicated, (i) the percentages that the items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

THREE MONTHS ENDED

	MARCH 31,

	2004	2003

Revenues
Restaurant sales	99.4%	99.2%
Other revenues	0.6	0.8

Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	36.0	36.0
Labor & other related (1)	24.5	24.6
Other restaurant operating (1)	20.9	20.9
Distribution expense to employee partners, excluding stock expense	2.3	2.3
Employee partner stock buyout expense	0.3	0.2
Depreciation	3.0	3.1
General & administrative	3.8	3.5
Income from operations of unconsolidated affiliates	(* )	(0.2)
Total costs and expenses	90.2	89.7

Income from operations	9.8	10.3
Other income (expense), net	(0.1)	(0.1)
Interest income	*	0.1
Interest expense	(0.1)	(0.1)

Income before elimination of minority partners' interest and income taxes	9.6	10.2
Elimination of minority partners' interest	0.5	0.2

Income before provision for income taxes	9.1	10.0
Provision for income taxes	3.2	3.5

Net income	5.9%	6.5%
____________
(1) As a percentage of restaurant sales.

* Less than 1/10 of one percent of total revenues

See discussion below for the impact of FIN 46 and other factors on the above ratios.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

System-wide sales grew by 16.8% for the quarter ended March 31, 2004.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

OUTBACK STEAKHOUSE, INC. RESTAURANT SALES (in millions):
Outback Steakhouses
Domestic	$575	$505
International	35	21

Total	610	526
Carrabba's Italian Grills	122	76
Other restaurants	80	45

Total Company-owned restaurant sales	$812	$647

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

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic (3)	$88	$96
International	23	24

Total	111	120
Carrabba's Italian Grills (3)	-	22
Other restaurants (3)	3	4

Total franchise and development joint venture sales (1)	$114	$146

Income from franchise and development joint ventures (2) (3)	$4	$6
____________
(1) Franchise and development joint venture sales are not included in Company revenues as reported in our Unaudited Consolidated
Statements of Income.

(2) Represents the franchise royalty and portion of total income included in our Unaudited Consolidated Statements of Income in the
line items Other revenues or Income from operations of unconsolidated affiliates.

(3) Two Outback Steakhouses, 29 Carrabba's Italian Grills, one Bonefish Grill and one Roy's are now included in Company-owned stores as a result of adoption of FIN 46. Additionally, the 36% minority ownership interests of our partners in nine of the newly consolidated Carrabba's were acquired in March 2004.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	MARCH 31,

	2004		2003

Number of restaurants (at end of the period):
Outback Steakhouses
Company owned- domestic	629	(1)	589
Company owned - international	57		33
Franchised and development joint venture– domestic	100	(1)	118
Franchised and development joint venture- international	51		55

Total	837		795

Carrabba's Italian Grills
Company owned	154	(1)	98
Development joint venture	-	(1)	29

Total	154		127

Bonefish Grills
Company owned	38	(1)	15
Franchised and development joint venture	4	(1)	4

Total	42		19

Fleming’s Prime Steakhouse and Wine Bars
Company owned	22		18

Roy’s
Company owned	18	(1)	15
Franchised and development joint venture	-	(1)	2

Total	18		17

Lee Roy Selmon’s
Company owned	2		1

Cheeseburger in Paradise
Company owned	4		1

System-wide total	1,079		978

____________
(1) Two Outback Steakhouses, 29 Carrabba's Italian Grills, one Bonefish Grill and one Roy's are now included in Company-owned stores as a result of adoption of FIN 46. Additionally, the 36% minority ownership interests of our partners in nine of the newly consolidated Carrabba's were acquired in March 2004.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003 (unaudited)

REVENUES

Restaurant sales.Restaurant sales increased by 25.5% to $811,592,000 during the first quarter of 2004 compared with $646,672,000 in the same period in 2003.  The increase in restaurant sales was primarily attributable to the following: additional revenues of approximately $54,451,000 from the opening of new restaurants after March 31, 2003; an increase of approximately $23,843,000 resulting from the consolidation of 33 joint venture stores due to implementation of a new accounting pronouncement effective January 1, 2004; revenues of approximately $16,671,000 from the acquisitions of 19 franchised Outback Steakhouses in Alabama and New York in July and August 2003; and additional revenues of approximately $5,573,000 from obtaining the controlling interest in our franchise operating restaurants in Japan in April 2003.  The following table includes additional activities that influenced the changes in restaurant sales at domestic Company owned restaurants for the three months ended March 31, 2004 and 2003:

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$70,643	$67,140
Carrabba's Italian Grills	62,914	62,791
Fleming's Prime Steakhouse and Wine Bars	99,276	81,619
Roy's	75,420	68,652
Bonefish Grills	71,621	67,378
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$64,847	$66,336
Carrabba's Italian Grills	61,892	59,538
Fleming's Prime Steakhouse and Wine Bars	66,325	84,835
Roy's	70,871	53,657
Bonefish Grills	66,585	66,758
Operating weeks
Outback Steakhouses	8,143	7,501
Carrabba's Italian Grills	1,937	1,222
Fleming's Prime Steakhouse and Wine Bars	286	231
Roy's	234	192
Bonefish Grills	459	168
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	2.5%	2.1%
Carrabba's Italian Grills	1.2%	1.3%
Bonefish Grills	2.0%	0.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	6.7%	1.1%
Carrabba's Italian Grills	5.0%	-0.3%
Fleming's Prime Steakhouse and Wine Bars	19.1%	10.1%
Roy's	17.9%	3.1%
Bonefish Grills	13.4%	2.6%

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003 (unaudited) (continued)

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, remained consistent for the first quarter of 2004, compared with 2003.  Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003, which resulted in a decline in franchise fee revenue since we now record 100% of the restaurants’ revenues as Company owned restaurants, increased royalties from international franchisees offset the decline.

COSTS AND EXPENSES

Cost of sales.  Cost of sales, consisting of food and beverage costs, was flat as a percentage of restaurant sales in the first quarter of 2004 compared with the same period in 2003.  Decreases in cost of sales resulted from an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses, as well as favorable shrimp costs and a product mix shift away from higher cost steaks at domestic Outback Steakhouses in the quarter.  These decreases were offset by commodity cost increases for beef, dairy, lobster and certain produce.

Labor and other related expenses.  Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below.  Labor and other related expenses as a percentage of restaurant sales decreased 0.1% to 24.5% in the first quarter of 2004 compared with 24.6% in the same period in 2003.  Higher average unit volumes and increased productivity in most of our brands was partially offset by higher state unemployment taxes, employee bonuses and workers’ compensation expense.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. These costs remained flat at 20.9% of restaurant sales in the first quarter of 2004, compared with the same period in 2003.  Increased other restaurant operating expenses resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.  However, higher average unit volumes across the consolidated brands in the first quarter of 2004 offset these increases, and preopening costs for the quarter were consistent with the first quarter of 2003.

Distribution expense to employee partners.  Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs remained consistent as a percentage of total revenues at 2.3% in the first quarter of 2004, compared with the same period in 2003.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense increased 0.1% as a percentage of total revenues to 0.3% of total revenues for the first quarter of 2004, compared with 0.2% for the same period in 2003.  The increase was primarily due to higher average unit volumes and operating margins in the Roy’s and Fleming's Prime Steakhouse and Wine Bar brands, which translates into higher anticipated buyout costs for the improved performance in these younger brands.

Depreciation.  Depreciation costs decreased 0.1% as a percentage of total revenues to 3.0% in the first quarter of 2004, from 3.1% in the same period in 2003.  Higher average unit volumes across the consolidated brands offset higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003 (unaudited) (continued)

General and administrative.  General and administrative costs increased by $8,207,000 to $30,703,000 in the first quarter of 2004 compared with $22,496,000 during the same period in 2003. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from approximately $1,300,000 in consulting fees paid for supply chain management projects, approximately $600,000 in payroll taxes associated with additional stock option exercises resulting from an increase in the trading price of our common stock, and costs associated with the development of new restaurant formats, including approximately $400,000 associated with the start-up of Paul Lee’s Chinese Kitchen.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures.  Income from development joint ventures was $253,000 during the first quarter of 2004 compared with $1,289,000 during the same period in 2003. This decrease was attributable to the consolidation of 33 previously unconsolidated joint venture restaurants effective January 1, 2004 upon adoption of FIN 46.  Approximately $1,000,000 of income recorded in this line item in the first quarter of 2003 did not recur in the same period in 2004 since, upon consolidation, the results of those 33 stores were included in all other lines of the Consolidated Statement of Income.

Income from operations. As a result of the increase in revenues, the opening of new restaurants subsequent to March 31, 2003, and the changes in the relationships between revenues and expenses discussed above, including the approximately $2,636,000 impact of consolidation of 33 joint ventures, income from operations increased by $12,661,000 to $79,956,000 in the first quarter of 2004 compared with $67,295,000 in the same period in 2003.

Other income (expense), net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $873,000 during the first quarter of 2004 compared with $943,000 in the same period in 2003.  There was no material change in non-operating income and expenses from the cash surrender value of life insurance, Kentucky Speedway and other miscellaneous expenses in this line item.

Interest income. Interest income was $332,000 during the first quarter of 2004 compared with $542,000 in the same period in 2003.  Interest income decreased due to lower short-term investment balances as a result of cash used for acquisitions of franchisees and treasury stock purchases during the first quarter of 2004 compared with the same period in 2003.  The decrease in interest income was partially offset by the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest income included in our Consolidated Statement of Income for the quarter ended March 31, 2004, included approximately $118,000 of income from notes receivable held by this entity.

Interest expense.  Interest expense was $705,000 during the first quarter of 2004 compared with $353,000 in the same period in 2003.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the first quarter of 2004 compared with the first quarter of 2003.  Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest expense included in our Consolidated Statement of Income for the quarter ended March 31, 2004, included approximately $118,000 of expense from outstanding borrowings on the line of credit held by this entity.

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests.  As a percentage of revenues, the income allocations as a percentage of total sales were 0.5% and 0.2% during the quarters ended March 31, 2004 and 2003, respectively.  The increase in the ratio is the result of consolidation of 33 joint venture stores during the quarter, which increased minority partner income by approximately $1,050,000, or about 0.1%, and the remainder by an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003 (unaudited) (continued)

Provision for income taxes. The provision for income taxes in the first quarter of both 2004 and 2003 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.0% during the first quarter of 2004 and 34.7% during the first quarter of 2003.  The increase in the rate resulted from a decrease in the percentage of FICA tax credits for employee-reported tips during 2004.  Approximately 50% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the first quarter of 2004 was $48,331,000 compared with $42,575,000 in the same period in 2003. Basic earnings per share increased $.09 as a result of the increase in net income as well as a decrease in basic weighted average shares outstanding of approximately 1,268,000 shares.  The decrease in basic weighted average shares outstanding for the quarter ended March 31, 2004 compared with March 31, 2003 was primarily due to the purchase of treasury shares, partially offset by the issuance of shares under stock option plans.  Diluted earnings per share increased $.08 during the first quarter of 2004 compared with the same period in 2003.  Diluted weighted average shares outstanding increased by approximately 284,000 shares, primarily as a result of the dilutive effect of stock options outstanding resulting from an increase in the average trading prices of our common stock during the quarter.

Liquidity and Capital Resources (unaudited)

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2004	2003

Net cash provided by operating activities	$69,744	$22,580
Net cash used in investing activities	(53,574)	(34,279)
Net cash used in financing activities	(26,758)	(20,130)

Net decrease in cash and cash equivalents	$(10,588)	$(31,829)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology.  We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation).  We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program.  Capital expenditures totaled approximately $194,754,000 for the year ended December 31, 2003 and approximately $57,838,000 and $38,488,000 during the first three months of 2004 and 2003, respectively.  We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional and national economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly.  The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decrease in revenues of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2003 (in thousands):

	5%	10%	15%

Decrease in restaurant sales	$(136,000)	$(272,000)	$(409,000)
Decrease in cash provided by operating activities	$(24,000)	$(48,000)	$(72,000)

The estimates above are based on the assumption that income before minority partners’ interest and provision for income taxes decreases approximately $0.29 for every $1.00 decrease in restaurant sales.  These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company owned restaurants internationally in Puerto Rico, Korea, Hong Kong and Japan.

We have an agreement to develop and operate Fleming’s Prime Steakhouses and Wine Bars (“Fleming’s”) with our partners in the Outback/Fleming’s, LLC (the “LLC”, which is a consolidated entity).  We have loaned approximately $16,245,000 to our operating partners for their share of capital to build new restaurants beyond the initial agreed upon development under the LLC.  We expect to continue to make advances to our operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  Additionally, we are subject to a purchase or sale option after the twentieth restaurant is opened, which may require us to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.  The twentieth restaurant is scheduled to open in the second half of 2004.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants, which is included in our Consolidated Financial Statements.  Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, $925,000 of which had been expended as of March 31, 2004.  Additionally, we are subject to a purchase or sale option if for eighteen consecutive months there is no restaurant development, whereby our partner may purchase our interest in the LLC for five times the restaurant cash flows for the immediately preceding twelve months.

CREDIT FACILITIES

We had an uncollateralized revolving line of credit which permitted borrowing of up to a maximum of $125,000,000 at 57.5 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 1.09% to 1.16% at March 31, 2004 and ranging from 1.12% to 1.22% at December 31, 2003).  At March 31, 2004 and December 31, 2003 the unused portion of the revolving line of credit was $115,000,000. The credit agreement was to have matured in December 2004.  Subsequent to March 31, 2004, this line of credit was replaced by a new facility (discussed below), and therefore outstanding borrowings are classified as long-term debt in the Consolidated Balance Sheet.

The revolving line of credit contains certain restrictions and conditions as defined in the agreement which requires us to maintain net worth of $618,500,000 as of March 31, 2004, a fixed charge coverage at a minimum of 3.5 to 1.0, and a maximum total debt to EBITDA ratio of 2.0 to 1.0. At March 31, 2004, we were in compliance with all of the above covenants.

We had a $15,000,000 uncollateralized line of credit bearing interest at rates ranging from 57.5 to 95.0 basis points over LIBOR.  Approximately $11,882,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at March 31, 2004 and December 31, 2003, respectively, as required by insurance companies that underwrite our workers compensation insurance and also where required for construction of new restaurants.  The remaining $3,118,000 at March 31, 2004 was available to us.  Subsequent to March 31, 2004, we replaced this line of credit with a new facility (discussed below).

Effective April 27, 2004, we replaced the $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007.  The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day LIBOR rate.  The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and a maximum total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio of 3.0 to 1.0.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

CREDIT FACILITIES (continued)

We also replaced the $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit.  The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.

As of March 31, 2004, we had approximately $6,107,000 of notes payable at interest rates ranging from 2.07% to 7.00%.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants.

We have notes payable with banks bearing interest at rates ranging from 5.90% to 6.00% to finance development of our restaurants in Korea.  The notes are denominated and payable in Korean won and mature at dates ranging from August 2004 to March 2005.  As of March 31, 2004 and December 31, 2003, the outstanding balance was approximately $24,169,000 and $21,130,000, respectively.  Certain of the notes payable are collateralized by lease and other deposits.  At March 31, 2004 and December 31, 2003, collateralized notes totaled approximately $20,865,000 and $16,490,000, respectively.

In April 2003, we obtained a controlling interest in our franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction we became directly liable for notes outstanding that we had previously guaranteed.  The notes are payable to banks, collateralized by lease deposits of approximately $3,300,000 and letters of credit and bear interest at rates ranging from 0.76% to 1.88%.  The notes are denominated and payable in Japanese yen, with outstanding balances maturing at dates ranging from April through September 2004.  As of March 31, 2004 and December 31, 2003, outstanding balances totaled approximately $11,072,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest at 70.0, 82.5 or 107.5 basis points over LIBOR.  The line matures in December 2004. As of March 31, 2004 and December 31, 2003, Outback Japan had borrowed approximately $9,790,000 and $5,648,000, respectively, on the line of credit at an interest rate of 0.77%, maturing in June and August 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of March 31, 2004, Outback Japan was in compliance with all of the debt covenants.

Effective April 27, 2004, Outback Japan amended its $10,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new maturity date in June 2007.  Additionally, the revolving line of credit now permits borrowing at interest rates ranging from 70 to 107.5 basis points over LIBOR.  The amended credit agreement contains certain restrictions and conditions as defined in the agreement.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of March 31, 2004, Outback Japan had borrowed approximately $1,202,000 on the line of credit at an interest rate of 0.77%, maturing in September 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of March 31, 2004, Outback Japan was in compliance with all of the debt covenants.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

CREDIT FACILITIES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for a limited liability company, T-Bird, owned by our California franchisee.  The line of credit bears interest at rates ranging from 57.5 to 95.0 basis points over LIBOR based on T-Bird’s ratio of consolidated debt to EBITDA, as defined by the line of credit agreement.  We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46.  At March 31, 2004, the outstanding balance on the line of credit was approximately $28,743,000 and is included in our Consolidated Balance Sheet.  We also guarantee additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $352,000 as of March 31, 2004.  We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the borrowing agreement that would result in us having to perform in accordance with the terms of the guarantee.  If a default under the line of credit were to occur and cause us to perform under the guarantee obligation, we have the right to call into default all of our franchisees in California and exercise any rights and remedies under those agreements as well as the rights to the notes and assets which underlie the loans T-Bird has made to individual corporations in California which own the land and/or building for those franchise locations.

We expect that our capital requirements through the end of 2004 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000 (effective April 27, 2004).  Based upon provisions of the line of credit agreement as of April 27, 2004 and operating data and outstanding borrowings as of and through March 31, 2004, the margin over LIBOR rates charged to the us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $250,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 25%.  In addition, based upon provisions of the line of credit agreement as of April 27, 2004, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $450,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 50%; or (iii) our net worth decreased approximately 45%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner in the development of Roy’s restaurants. At March 31, 2004, the outstanding balance was approximately $21,541,000.

We are the guarantor of up to approximately $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At March 31, 2004, the outstanding balance on the note was approximately $66,550,000. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made three additional working capital contributions, $667,000 in December 2001, $444,000 in July 2002 and $333,000 in August 2003, in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises.  On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises.  We will fund the repurchase program with available cash and bank credit facilities.  During the period from the authorization date through March 31, 2004, approximately 5,994,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2004, under these authorizations we have repurchased approximately 10,425,000 shares of our common stock for approximately $341,312,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2003 and 2004:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock

January 22, 2003	February 21, 2003	March 7, 2003	$0.12
April 23, 2003	May 23, 2003	June 6, 2003	$0.12
July 23, 2003	August 22, 2003	September 5, 2003	$0.12
October 22, 2003	November 21, 2003	December 5, 2003	$0.13
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	$0.13

At the current dividend rate, the annual dividend payment is expected to be between $36,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

2004

Workers’ Compensation	$1,000,000
General Liability (1)	1,500,000
Health (2)	300,000
Property Loss and Damage	5,000,000
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

Employee Partner Stock Buyout Expense

Area operating partners are required to purchase a 4-9% limited partner ownership interest in the restaurants they develop for an initial investment of $50,000.  Under the terms of these partners’ employment agreements, we have the option to purchase their interest after a five-year period under the conditions of the agreement.  We estimate future purchases of our area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets.  When partner buyouts occur, they are primarily completed through issuance of our common stock to the partner equivalent to the fair value of their interest.  In the period we complete the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Principles of Consolidation

The Consolidated Financial Statements include the accounts and operations of Outback Steakhouse, Inc. and our affiliated partnerships in which we are a general partner and own a controlling financial interest.  We consolidate variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The consolidated financial statements also include the accounts and operations of consolidated ventures in which we have a less than majority ownership.  We consolidate these ventures because we control the executive committee (which functions as a board of directors) or have control through representation on the board by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis.  Additionally, the majority of capital contributions made by partners in the consolidated ventures have been funded by loans to the partners either directly from us, or from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partners’ membership interests.  The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”  All material intercompany balances and transactions have been eliminated.

OUTLOOK

The following discussion of our future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or beliefs concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

In the Outlook portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003, we provided information on the outlook for our businesses in 2004 and factors that may affect our financial results for that year.  The remaining paragraphs in this Outlook section update the information provided in the Form referenced above and we recommend that this section be read in conjunction with our Form 10-K.

Future Operating Results

Our revenues and financial results in the remainder of 2004 could vary significantly depending upon consumer and business spending trends.

2004 Revenue.  During the three-month period ended March 31, 2004, compared with the same period a year ago, average unit volumes for domestic Company-owned Outback Steakhouses increased by approximately 5.2% and increased approximately 1.0% for domestic Company-owned Carrabba’s Italian Grills.  Average unit volumes for Carrabba’s includes the effect of the consolidation of 29 joint venture stores upon adoption of FIN 46.  Therefore, on a comparative basis, it is more appropriate to use the system-wide Carrabba's average of 2.7%, which includes revenues from both periods for all stores, which are now included as Company-owned.  For the remainder of 2004, average unit volumes for Carrabba's Italian Grills are expected to meet anticipated levels as provided in Form 10-K referenced above and average unit volumes for Outback Steakhouses are anticipated to increase 3.5% to 4.5% for the year, which is an increase from our original estimate of 2% to 3% during 2004 compared with 2003.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

During the quarter ended March 31, 2004, compared with the same period in 2003, average unit volumes for Fleming's Prime Steakhouse and Wine Bar increased 11.2%, Roy’s increased 14.0% and Bonefish Grills’ average unit volumes were relatively flat.  Although there was a significant increase in average unit volumes at Fleming’s, we are maintaining our original estimate of 4% to 5% increases as new stores tend to open at lower volumes and we expect to add 12 stores during 2004.  We are revising our original estimates for increases in Roy’s average unit volumes to 7% to 10% based on results achieved in the first quarter.  Fleming’s and Roy’s are not anticipated to maintain increases in average unit volumes as obtained in the first quarter for the remainder of the year.  We are not adjusting our previous estimates on average unit volumes for Bonefish Grill based on the opening schedule for the remainder of the year and results in the first quarter of 2004.

2004 Cost of Revenue.  As a result of marked increases in dairy prices, particularly butter, and changes in certain meat contracts which are scheduled to increase in the second quarter, as well as increases in certain produce costs, such as potatoes and onions, we now expect cost of goods sold as a percentage of restaurant sales for the full year to be 10 to 20 basis points higher than originally expected, for a total of approximately 20 to 40 basis points increase for the full year from 2003 amounts.

2004 Labor Costs.  As more of the new format restaurants (Roy’s, Fleming’s and Bonefish Grills) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s.  However, we anticipate that increases in average unit volumes for our more mature formats will leverage costs as a percentage of restaurant sales.  Because of increased productivity in most of our brands experienced in the first quarter of 2004, which was partially offset by higher state unemployment taxes, employee bonuses and workers’ compensation claims, we continue to expect labor costs as a percentage of restaurant sales for the full year to meet our original plan, of a 10 to 20 basis points decrease for the full year from 2003 amounts.

2004 Restaurant Operating Expenses.  Because we will continue to incur preopening costs to open approximately 20 more new restaurants in 2004 compared with 2003, we are not adjusting our original expectation for restaurant operating expenses as a percentage of restaurant sales, for a total of 40 to 50 basis points increase for the full year from 2003 amounts.

2004 Distribution Expense to Employee Partners.  Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands.  We are currently planning for distribution expense as a percentage of total sales to be between flat and an increase of 10 basis points in 2004 compared with 2003, based on the operating results achieved by Roy’s and Fleming’s in the first quarter of 2004.

We are now planning for the remainder of 2004 for all other expense ratio variances to be comparable to those estimated in the 2003 Form 10-K Outlook section.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

Expansion Strategy

Our goal is to add new restaurants to the system during the remainder of 2004.  The following table presents a summary of the expected restaurant openings during the full year 2004:

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

(v)

Price and availability of commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies are subject to fluctuation and could increase or decrease more than we expect; and/or

(vi)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time.

OUTBACK STEAKHOUSE, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt.  At March 31, 2004, outstanding borrowings under our revolving lines of credit bear interest at 57.5 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.  The weighted average effective interest rate on the $10,000,000 outstanding balance at March 31, 2004 was 1.83%.  At March 31, 2004, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0, 82.5 or 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage.  The weighted average effective interest rate on the approximately $10,992,000 outstanding balance at March 31, 2004 was 0.77%.  Notes payable of approximately $11,072,000 to Japanese banks bear interest at rates ranging from 0.76% to 1.88% at March 31, 2004.  Notes payable of approximately $24,169,000 to Korean banks bear interest at rates ranging from 5.90% to 7.00% at March 31, 2004.

Our debt balance did not exceed $35,000,000 for the years ended December 31, 2002 and 2001.  At March 31, 2004 and December 31, 2003, our total debt was approximately $91,000,000 and $58,000,000, respectively.  Should interest rates based on our average borrowings of approximately $89,000,000 through March 31, 2004 increase by one percentage point, our estimated annual interest expense would increase by approximately $900,000 over amounts reported for the year ended December 31, 2003.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $22,064,000 and $24,169,000, respectively, at March 31, 2004 and to our royalties from international franchisees in 21 countries. We do not use financial instruments to hedge foreign currency exchange rate changes.  Our investments in these countries totaled approximately $21,677,000 and $21,457,000 as of March 31, 2004 and December 31, 2003, respectively.

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

OUTBACK STEAKHOUSE, INC.
CONTROLS AND PROCEDURES

Item 4.   CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with an internal audit review conducted in April 2004, we identified approximately $27,000 of audit fees paid to a foreign affiliate of our independent auditor by one of our international subsidiaries that were inadvertently excluded from our 2004 Proxy disclosure.  Our internal audit review also revealed that approximately $36,000 of non-audit services were provided by another foreign affiliate of our independent auditor to one of our international subsidiaries without the pre-approval of the audit committee of our board of directors, as required by the audit committee’s charter and SEC rules.  We have agreed with our independent auditor that we will not pay for the non-audit services that were not pre-approved.   Upon review of the services provided, our management and the audit committee have concluded that our external auditor’s independence was not compromised by the foregoing because of the immaterial amounts involved, because neither our senior financial management nor any member of our auditor’s audit team was aware that the services were being provided, and because the type of services provided were permissible under the Sarbanes-Oxley Act SEC rules.  We have implemented new controls that we believe will help assure our future compliance and have been advised of enhanced procedures that will be performed by our external auditor to ensure its ongoing independence.  Upon discussion with our auditor and our audit committee, we do not believe that these incidents rise to the level of material weaknesses or significant deficiencies in our disclosure controls and procedures or in our internal controls over financial reporting.  However, because of the commitment of management and the audit committee to maintaining absolute independence of our auditor, we believe that disclosure of our findings and subsequent resolution was appropriate in this quarterly evaluation of controls.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.  Other than improvement in our procedures for the engagement of services of outside consultants and other actions taken as a result of the matters discussed above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

In June 2003, in a civil case against us in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver.  The portion of the verdict against us was $39,000,000.  We intend to appeal the decision and believe we have valid grounds for appeal.  We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  As of the date of this filing, the excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  We do not believe the excess carrier’s case has any merit and we intend to vigorously defend the case.  If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and its third party administrator to recover any amounts we may have to pay.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the first quarter of the year ended March 31, 2004:

	(a)	(b)	(c)	(d)

	Total number		Total number of shares	Maximum number of shares
	of shares	Average price	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	paid per share	announced programs (1)	under the programs (2)

Month #1
(January 1 to January 31)	60,000	$42.98	60,000	2,082,000
Month #2
(February 1 to February 29)	-	$-	-	2,316,000
Month #3
(March 1 to March 31)	700,000	$48.61	700,000	2,318,000

Total	760,000	$48.17	760,000	2,318,000

____________

(1)  No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter of our year ending December 31, 2004.

(2)  On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through March 31, 2004, approximately 5,994,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2004, under these authorizations we have repurchased approximately 10,425,000 shares of our common stock for approximately $341,312,000.

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

4.79a	First Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement between Outback Steakhouse Japan KK and Wachovia Bank, NA (filed herewith)

4.81

$150,000,000.00 Credit Agreement dated as of April 27, 2004 among Outback Steakhouse, Inc., The Banks Listed Herein, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Arranger, SunTrust Bank as Syndication Agent and SouthTrust Bank, as Documentation Agent (filed herewith)

4.82	$20,000,000.00 Credit Agreement dated as of April 27, 2004 between Outback Steakhouse, Inc. and Wachovia Bank, National Association (filed herewith)

4.83	Amended and Restated Loan Agreement dated as of February 6, 2001 between T-Bird Nevada, LLC and Bank of America, N.A. (filed herewith)

4.83a	Amended and Restated Promissory Note by T-Bird Nevada, LLC to Bank of America, N.A. (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

1These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

We furnished the following current reports on Form 8-K on the following dates during the 1st quarter of 2004:

February 11, 2004 reporting our financial results for the fourth quarter of 2003.

February 18, 2004 announcing a 10b5-1 plan entered into by Paul E. Avery.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OUTBACK STEAKHOUSE, INC.
Date: May 10, 2004

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)