Form 10-Q
period 2004-06-30
OUTBACK STEAKHOUSE INC
filed 2004-08-09
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES  ☒  NO  ☐

              As of August 2, 2004, the registrant had outstanding 73,682,701 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

QUARTERLY REPORT ON FORM 10‑Q
For the Quarterly Period Ended June 30, 2004

PART I:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	JUNE 30,
	2004	DECEMBER 31,
	(UNAUDITED)	2003

ASSETS
Current Assets
Cash and cash equivalents	$60,222	$102,892
Short-term investments	13,982	20,824
Inventories	45,207	59,608
Deferred income tax asset	12,176	11,757
Other current assets	54,337	37,529

Total current assets	185,924	232,610
Property, fixtures and equipment, net	1,135,512	1,049,546
Investments in and advances to unconsolidated affiliates, net	16,186	31,878
Goodwill	91,467	86,745
Other assets	88,434	74,008
Notes receivable collateral for franchisee guarantee	28,639	-

	$1,546,162	$1,474,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$66,058	$58,533
Sales taxes payable	23,276	21,402
Accrued expenses	92,762	82,365
Unearned revenue	26,067	82,670
Income taxes payable	-	2,358
Current portion of long-term debt	50,637	48,901
Guaranteed debt of franchisee	28,743	-

Total current liabilities	287,543	296,229
Partner deposit and accrued buyout liability	70,360	63,045
Deferred income tax liability	13,165	14,482
Long-term debt	14,559	9,550
Other long-term liabilities	5,189	5,189

Total liabilities	390,816	388,495

Commitments and contingencies
Interest of minority partners in consolidated partnerships	79,903	60,022

Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,137 and 74,279 shares outstanding as of
June 30, 2004 and December 31, 2003, respectively	788	788
Additional paid-in capital	267,384	254,852
Retained earnings	999,337	934,516
Accumulated other comprehensive loss	(2,470)	(2,078)

	1,265,039	1,188,078
Less treasury stock, 4,613 and 4,471 shares at June 30, 2004
and December 31, 2003, respectively, at cost	(189,596)	(161,808)

Total stockholders’ equity	1,075,443	1,026,270

	$1,546,162	$1,474,787

  See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2004	2003	2004	2003

Revenues
Restaurant sales	$822,865	$684,125	$1,634,457	$1,330,797
Other revenues	5,027	5,136	9,996	10,142

Total revenues	827,892	689,261	1,644,453	1,340,939

Costs and expenses
Cost of sales	302,029	248,356	594,466	481,187
Labor & other related	202,884	168,201	401,909	327,151
Other restaurant operating	175,228	142,643	344,842	277,647
Distribution expense to employee partners, excluding stock expense	19,259	15,849	37,782	31,032
Employee partner stock buyout expense	2,318	1,435	4,397	2,690
Depreciation	24,845	20,558	49,322	40,511
General & administrative	30,952	24,982	61,655	47,478
Income from operations of unconsolidated affiliates	(407)	(1,650)	(660)	(2,939)

Total costs and expenses	757,108	620,374	1,493,713	1,204,757

Income from operations	70,784	68,887	150,740	136,182
Other income (expense), net	(216)	353	(1,089)	(590)
Interest income	278	431	610	973
Interest expense	(694)	(424)	(1,399)	(777)

Income before elimination of minority partners'
interest and income taxes	70,152	69,247	148,862	135,788
Elimination of minority partners' interest	2,918	789	7,315	2,112

Income before provision for income taxes	67,234	68,458	141,547	133,676
Provision for income taxes	23,135	23,756	49,117	46,399

Net income	$44,099	$44,702	$92,430	$87,277

Basic earnings per common share	$0.59	$0.59	$1.24	$1.15
Basic weighted average number of shares outstanding	74,289	75,399	74,388	75,576

Diluted earnings per common share	$0.57	$0.57	$1.18	$1.11
Diluted weighted average number of shares outstanding	77,983	78,437	78,241	78,324

Cash dividends per common share	$0.13	$0.12	$0.26	$0.24

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	SIX MONTHS ENDED JUNE 30,

	2004	2003

Cash flows from operating activities:
Net income	$92,430	$87,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	49,322	40,511
Employee partner stock buyout expense	4,397	2,690
Minority partners’ interest in consolidated partnerships’ income	7,315	2,112
Income from operations of unconsolidated affiliates	(660)	(2,939)
(Decrease) increase in deferred income taxes	(1,736)	837
Loss on disposal of property, fixtures and equipment	1,968	1,708
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
Decrease (increase) in inventories	15,468	(14,297)
Increase in other current assets	(16,110)	(10,306)
(Increase) decrease in other assets	(3,132)	5,384
Increase in accounts payable, sales taxes payable and accrued expenses	15,527	3,815
Increase (decrease) in partner deposit and accrued buyout liability	2,918	(701)
Decrease in unearned revenue	(58,191)	(48,476)
Increase (decrease) in income taxes payable	10,174	(10,109)
Decrease in other long-term liabilities	-	(1,000)

Net cash provided by operating activities	119,690	56,506

Cash flows used in investing activities:
Purchase of investment securities	(55,311)	(21,270)
Maturities and sales of investment securities	62,153	27,747
Cash paid for acquisition of business, net of cash acquired	(3,738)	(2,069)
Capital expenditures	(114,476)	(78,954)
Proceeds from the sale of property, fixtures and equipment	2,426	2,223
Increase in cash from adoption of FIN 46	1,080	-
Payments from unconsolidated affiliates	110	9,196
Distributions to unconsolidated affiliates	-	(2,028)
Investments in and advances to unconsolidated affiliates	(350)	(698)

Net cash used in investing activities	(108,106)	(65,853)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,123	1,781
Proceeds from minority partners' contributions	2,459	7,902
Distributions to minority partners	(8,061)	(1,053)
Repayments of long-term debt	(10,378)	(431)
Dividends paid	(19,330)	(18,169)
Payments for purchase of treasury stock	(63,172)	(58,459)
Proceeds from reissuance of treasury stock	27,105	19,374

Net cash used in financing activities	(54,254)	(49,055)

Net decrease in cash and cash equivalents	(42,670)	(58,402)
Cash and cash equivalents at the beginning of the period	102,892	187,578

Cash and cash equivalents at the end of the period	$60,222	$129,176

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,202	$829
Cash paid for income taxes	$45,464	$54,251
Supplemental disclosures of non-cash items:
Purchase of minority partners and employee partners' interests in cash flows of their restaurants	$-	$8,402
Assets received for note	$-	$5,569

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2003 Annual Report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.         Stock-Based Compensation

The Company accounts for its stock-based employee compensation under the intrinsic value method.  No stock-based employee compensation cost is reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant.  The following table provides pro forma net income and earnings per share amounts using the fair value based method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2004	2003	2004	2003

Net income	$44,099	$44,702	$92,430	$87,277
Stock-based employee compensation expense included in net
income, net of related taxes	1,414	898	2,686	1,701
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(4,959)	(4,105)	(9,380)	(8,037)

Pro forma net income	$40,554	$41,495	$85,736	$80,941

Earnings per common share:
Basic	$0.59	$0.59	$1.24	$1.15
Basic - pro forma	$0.55	$0.55	$1.15	$1.07

Diluted	$0.57	$0.57	$1.18	$1.11
Diluted - pro forma	$0.52	$0.53	$1.10	$1.03

In 2004, the Board of Directors approved an amendment and restatement (the “Amendment”) of the Company’s Amended and Restated Stock Option Plan (the “Plan”) to allow for the grant of shares of restricted common stock under the Plan and to increase the number of shares for which options and shares of restricted common stock may be granted under the Plan by 1,000,000, or from 22,500,000 to 23,500,000.  This amendment was approved by vote of the shareholders of the Company on April 21, 2004.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.         Other Current Assets

Other current assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Deposits (including income tax deposits of approximately $5,698 as of June 30, 2004)	$8,295	$2,218
Accounts receivable	15,647	12,855
Accounts receivable - franchisees	2,055	2,633
Prepaid expenses	27,340	18,485
Other current assets	1,000	1,338

	$54,337	$37,529

4.         Property, Fixtures and Equipment, Net

Property, fixtures and equipment consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Land	$174,774	$170,815
Buildings & building improvements	563,559	516,081
Furniture & fixtures	167,524	145,151
Equipment	393,051	347,560
Leasehold improvements	284,271	259,914
Construction in progress	37,277	38,548
Accumulated depreciation	(484,944)	(428,523)

	$1,135,512	$1,049,546

5.         Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows (in thousands):

December 31, 2003	$86,745
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	4,722

June 30, 2004	$91,467

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.         Other Assets

Other assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Other assets	$56,227	$51,389
Liquor licenses, net of accumulated amortization of $3,949 and $3,617 at June 30, 2004
and December 31, 2003, respectively	9,707	9,619
Deferred license fee, net of valuation provision of approximately $2,500 and $2,000
at June 30, 2004 and December 31, 2003, respectively	12,500	13,000
Intangible assets	10,000	-

	$88,434	$74,008

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

Other assets includes approximately $17,384,000and $16,245,000 as of June 30, 2004 and December 31, 2003, respectively, in loans to the Company’s operating partners in the Outback/Fleming’s, LLC (the “LLC”, which is a consolidated entity) for its partners’ share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the LLC agreement. The Company expects to continue to make advances to its operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  The Company periodically assesses the loan balance for impairment, which is generally measured by expected future cash flows of the restaurant system as compared to the partners’ interest in the LLC. The Company has a 51% ownership interest in the LLC, and is subject to a purchase or sale option after the twentieth restaurant is opened, which may require the Company to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.  The LLC opened its twentieth restaurant in 2004, which initiated the one-year exercise period on the purchase or sale option.

In February 2004, the Company acquired the future royalty payments of one of the cofounders of Bonefish Grill in accordance with the terms of the Bonefish agreements, as the founder was killed in a boating accident in January 2004.  The Company paid approximately $978,000 for the royalty interest, which is now included in other assets in the Unaudited Consolidated Balance Sheet.

Intangible assets as of June 30, 2004 include trademark and trade dress assets related to Paul Lee’s Chinese Kitchen of $4,000,000 and $6,000,000, respectively.  These intangible assets are amortized on a straight-line basis over the expected period of benefit of 15 years for the trademark and 10 years for the trade dress.  Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $870,000.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Accrued payroll and other compensation	$36,897	$30,103
Accrued insurance	22,614	18,669
Accrued property taxes	11,410	8,985
Other accrued expenses	21,841	24,608

	$92,762	$82,365

During the second quarter of 2004, the Company recorded a provision for impaired assets and restaurant closings of approximately $86,000 for one Carrabba's Italian Grill restaurant closing in Georgia.  During 2003, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,319,000, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, and approximately $1,944,000 for one Fleming's Prime Steakhouse and Wine Bar closing in Dallas.  The remainder of the provision was for the reduction in carrying value of five Outback Steakhouses.  The restaurant closing provision primarily consisted of the write down of the Dallas building and write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the Puerto Rico restaurant’s property lease.  Remaining accrued restaurant closing expenses of approximately $168,000 and $307,000 were included in other accrued expenses as of June 30, 2004 and December 31, 2003, respectively, related to the restaurant closing provisions.

8.         Long-term Debt

Long-term debt consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Revolving lines of credit, interest at 1.84% and 1.83% at June 30, 2004 and
December 31, 2003, respectively	$10,000	$10,000
Outback Korea notes payable, interest rates ranging from 5.90% to 7.00% at
June 30, 2004 and 5.60% to 6.00% at December 31, 2003	26,652	21,130
Outback Japan notes payable, uncollateralized, interest rates ranging from
1.30% to 1.88% at June 30, 2004 and 0.68% to 1.88% at December 31, 2003	5,995	16,249
Outback Japan revolving lines of credit, interest rates ranging from 0.69% to 0.77% at
June 30, 2004 and 0.77% at December 31, 2003	15,983	5,648
Other notes payable, uncollateralized, interest rates ranging from 2.07% to 7.00% at June 30, 2004 and
2.40% to 7.00% at December 31, 2003	6,566	5,424
Guaranteed debt of franchisee	28,743	-

	93,939	58,451
Less current portion	50,637	48,901
Less current guaranteed debt of franchisee	28,743	-

Long-term debt of Outback Steakhouse, Inc.	$14,559	$9,550

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt (continued)

LONG-TERM DEBT

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007.  The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 1.36% to 1.90% at June 30, 2004 and ranging from 1.12% to 1.22% at December 31, 2003).  At June 30, 2004, the unused portion of the revolving line of credit was $140,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and a maximum total consolidated debt to EBITDAR (earnings before interest taxes, depreciation, amortization and rent) ratio of 3.0 to 1.0. At June 30, 2004, the Company was in compliance with all of the above debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit.  The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.  Approximately $11,882,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at June 30, 2004 and December 31, 2003, respectively, as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also where required for construction of new restaurants.  The remaining $8,118,000 at June 30, 2004 is available to the Company.

As of June 30, 2004, the Company had approximately $6,566,000 of notes payable at interest rates ranging from 2.07% to 7.00%, which mature through 2009.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 5.90% to 7.00% to finance development of the Company’s restaurants in Korea.  The notes are denominated and payable in Korean won and mature at dates ranging from August 2004 to April 2005. As of June 30, 2004 and December 31, 2003, the outstanding balance was approximately $26,652,000 and $21,130,000, respectively.  Certain of the notes payable are collateralized by lease and other deposits. At June 30, 2004 and December 31, 2003, collateralized notes totaled approximately $19,974,000 and $16,490,000, respectively.

In April 2003, the Company obtained a controlling interest in its franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction the Company became directly liable for notes outstanding that it had previously guaranteed. The notes are payable to banks, collateralized by lease deposits of approximately $3,400,000 and letters of credit and bear interest at rates ranging from 1.30% to 1.88%. The notes are denominated and payable in Japanese yen, with outstanding balances maturing in September 2004. As of June 30, 2004 and December 31, 2003, outstanding balances totaled approximately $5,995,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007.  As of June 30, 2004 and December 31, 2003, the Company had borrowed approximately $9,745,000 and $5,648,000, respectively, on the line of credit at an average interest rate of 0.72%, with draws maturing in August and December 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of June 30, 2004, the Company was in compliance with all of the debt covenants.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt (continued)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of June 30, 2004, the Company had borrowed approximately $6,238,000 on the line of credit at an interest rate of 0.77%, with draws maturing in September and November 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of June 30, 2004, the Company was in compliance with all of the debt covenants.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for a limited liability company owned by its California franchisee.  The Company was required to consolidate the entity holding this debt (“T-Bird”) effective January 1, 2004 upon adoption of a new accounting standard (see Note 13 of Notes to Unaudited Consolidated Financial Statements).  At June 30, 2004, the outstanding balance on the line of credit was $28,743,000 and is included in the Company’s Consolidated Balance Sheet.  The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $294,000 as of June 30, 2004.  As of December 31, 2003, the outstanding balance was approximately $28,583,000, and was disclosed as a guarantee, but was not consolidated in the Company’s financial statements.  The line of credit bears interest at rates ranging from 57.5 to 95.0 basis points over LIBOR based on T-Bird’s ratio of consolidated debt to EBITDA, as defined by the line of credit agreement.

DEBT GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company has complied with the disclosure requirements and did not have any modifications of outstanding guarantees subsequent to December 31, 2002 through June 30, 2004.  The Company has the following outstanding debt guarantees, all of which existed prior to December 31, 2002, that could require recognition in the Consolidated Financial Statements if future modifications occur or upon renewal of the guarantee.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At June 30, 2004 and December 31, 2003, the outstanding balance was approximately $21,647,000 and $21,435,000, respectively.

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. At June 30, 2004 and December 31, 2003, the outstanding balance and our guarantee on the note were approximately $66,550,000 and $9,244,000, respectively.

The Company’s contractual unconsolidated debt guarantees as of June 30, 2004 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION

Debt guarantees	$33,744	$24,715	$9,029
Amount outstanding under debt guarantees	$30,891	$21,862	$9,029

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the three and six months ended June 30, 2004 was $43,769,000 and $92,038,000, respectively, which included the effect of losses from translation adjustments of approximately $330,000 and $392,000, respectively.

11.        Business Combinations

On March 1, 2004, the Company acquired the 36% minority ownership interests of its partners in nine Carrabba's restaurants in Texas for approximately $3,738,000 in cash.  The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value.  No minority interest for these stores has been reflected in the consolidated financial statements since that date.  The Company recorded goodwill of approximately $4,722,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

12.        Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2004	2003	2004	2003

Net income	$44,099	$44,702	$92,430	$87,277
Basic weighted average number of common shares outstanding	74,289	75,399	74,388	75,576
Basic earnings per common share	$0.59	$0.59	$1.24	$1.15
Effect of dilutive stock options	3,694	3,038	3,853	2,748
Diluted weighted average number of common shares outstanding	77,983	78,437	78,241	78,324
Diluted earnings per common share	$0.57	$0.57	$1.18	$1.11

Diluted earnings per common share excludes antidilutive stock options of approximately 611,000 and 50,000 for the second quarter of 2004 and 2003, respectively, and approximately 424,000 and 1,597,000 for the six months ended June 30, 2004 and 2003, respectively.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Recently Issued Financial Accounting Standards

“Consolidation of Variable Interest Entities”

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.

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

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) have historically been consolidated by the Company.  These ventures are considered variable interest entities under the provisions of FIN 46, and the Company has continued consolidating them upon adoption of that interpretation.  The LLC and the Roy’s JV restaurant systems consist of 19 and 13 restaurants, respectively, as of June 30, 2004.

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

The Company has a minority investment in an unconsolidated affiliate in which it has a 22.22% equity interest and for which it operates catering and concession facilities.  Additionally, the Company guarantees a portion of the affiliate’s debt (see Note 8 of Notes to Unaudited Consolidated Financial Statements).  Although the Company holds an interest in this variable interest entity, the Company is not the primary beneficiary of this entity and therefore it was not consolidated upon adoption of FIN 46.

The Company is a franchisor of 145 restaurants as of June 30, 2004, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship.  These franchise relationships were not deemed variable interest entities and were not consolidated upon adoption of FIN 46.  However, the Company guarantees an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for one of its franchisees (see Note 8 of Notes to Unaudited Consolidated Financial Statements).  The limited liability company that holds this line of credit was deemed to be a variable interest entity and was consolidated by the Company effective January 1, 2004.  This entity draws on its line of credit to loan funds to corporations in California to purchase and/or build land and buildings for lease to individual Outback Steakhouse franchisee partnerships.  Therefore, it holds as collateral the notes receivable and underlying assets from these corporations in offsetting amounts to the debt owed to the bank, which are both now included in the Company’s Consolidated Balance Sheet and Statement of Income as of January 1, 2004 and for the quarter and six months ended June 30, 2004.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Recently Issued Financial Accounting Standards (continued)

“Consolidation of Variable Interest Entities” (continued)

The following table reflects the approximate effect of consolidation of the above entities on the Company’s Unaudited Consolidated Statement of Income for the six months ended June 30, 2004 and Unaudited Consolidated Balance Sheet as of January 1, 2004 (in thousands):

Revenues	$44,363
Income from operations of unconsolidated affiliates	(2,326)
Elimination of minority partners’ interest	1,991
Net income	-
Basic and diluted earnings per common share	-
Current assets	2,845
Property, fixtures and equipment, net	25,206
Current liabilities	5,858
Interest of minority partners in consolidated partnerships	6,148

14.        Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver.  The portion of the verdict against the Company was $39,000,000.  The Company is appealing the decision and believes it has valid grounds for appeal.  The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  During the quarter ended September 30, 2003, the excess insurance carrier filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  The Company does not believe the excess carrier’s case has any merit and the Company intends to vigorously defend the case.  If the excess carrier’s suit were to succeed, the Company believes it would have rights against the primary carrier and its third party administrator to recover any amounts the Company may have to pay.

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

15.        Subsequent Events

On July 21, 2004, the Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend is payable September 3, 2004 to shareholders of record as of August 20, 2004.

On August 3, 2004, the Company was approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates.  The properties include 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases.  The properties include any real property, furniture, fixtures and equipment and liquor licenses.  The designation rights allow the Company to transfer properties to itself, to transfer properties to others or to require Chi-Chi’s to retain properties.  The purchase price for the designation rights is $42,500,000, payable at closing.  The Company is responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.  The right to designate properties will expire one year from the date of closing.  The closing is anticipated to occur prior to August 31, 2004.

As of the date of this filing, the definitive agreement has not been finalized.  The effect on the Company’s operating results, if any, will depend on the final agreement.

The Company’s objective in acquiring these rights is to have access to restaurant sites for conversion to one of its concepts under its current expansion plans.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, over 1,000 system-wide restaurants and 2003 annual revenues for Company-owned stores exceeding $2.7 billion.  We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises.  Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands.  This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs.  Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment.  Secondarily, we generate revenues through sale of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

–          Operating margins – store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses, and labor and related costs);

–          System-wide sales – a total sales volume for all company-owned, franchise and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and

–          Same-store or comparable sales – a year-over-year comparison of sales volumes for stores that are open in both years in order to remove the impact of new openings in comparing the operations of existing stores.

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

Results of Operations (unaudited)

The following tables set forth, for the periods indicated, (i) the percentages that the items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,

	2004		2003	2004	2003

Revenues
Restaurant sales	99.4%		99.3%	99.4%	99.2%
Other revenues	0.6		0.7	0.6	0.8

Total revenues	100.0		100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.7		36.3	36.4	36.2
Labor & other related (1)	24.7		24.6	24.6	24.6
Other restaurant operating (1)	21.3		20.9	21.1	20.9
Distribution expense to employee partners, excluding stock expense (1)	2.3		2.3	2.3	2.3
Employee partner stock buyout expense (1)	0.3		0.2	0.3	0.2
Depreciation	3.0		3.0	3.0	3.0
General & administrative	3.7		3.6	3.7	3.5
Income from operations of unconsolidated affiliates	(*	)	(0.2)	(* )	(0.2)
Total costs and expenses	91.5		90.0	90.8	89.8

Income from operations	8.5		10.0	9.2	10.2
Other income (expense), net	(*	)	*	(0.1)	(0.1)
Interest income	*		0.1	*	0.1
Interest expense	(*	)	(0.1)	(0.1)	(0.1)

Income before elimination of minority partners' interest and income taxes	8.5		10.0	9.0	10.1
Elimination of minority partners' interest	0.4		0.1	0.4	0.2

Income before provision for income taxes	8.1		9.9	8.6	10.0
Provision for income taxes	2.8		3.4	3.0	3.5

Net income	5.3%		6.5%	5.6%	6.5%
____________
(1) As a percentage of restaurant sales.
* Less than 1/10 of one percent of total revenues

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

System-wide sales grew by 12.5% for the quarter ended June 30, 2004 and 14.4% for the six months ended June 30, 2004.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, is provided below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2004	2003	2004	2003

OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$577	$530	$1,152	$1,035
International	40	25	75	46

Total	617	555	1,227	1,081
Carrabba's Italian Grills	125	81	247	157
Other restaurants	80	48	160	93

Total Company-owned restaurant sales	$822	$684	$1,634	$1,331

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2004	2003	2004	2003

FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$90	$102	$178	$200
International	22	20	45	44

Total	112	122	223	244
Carrabba's Italian Grills	-	23	-	45
Other restaurants	3	4	6	8

Total franchise and development joint venture sales (1)	$115	$149	$229	$297

Income from franchise and development joint ventures (2)	$5	$6	$10	$12

____________
(1) Franchise and development joint venture sales are not included in Company revenues as reported in our Consolidated Statements of Income.

(2) Represents the franchise royalty and portion of total income included in our Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	JUNE 30,

	2004		2003

Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned- domestic	637	(1)	594
Company-owned - international	63		45
Franchised and development joint venture- domestic	100	(1)	119
Franchised and development joint venture- international	52		49

Total	852		807

Carrabba's Italian Grills
Company-owned	159	(1)	103
Development joint venture	-	(1)	29

Total	159		132

Bonefish Grills
Company-owned	39	(1)	20
Franchised and development joint venture	4	(1)	4

Total	43		24

Fleming’s Prime Steakhouse and Wine Bars
Company-owned	24		18

Roy’s
Company-owned	18	(1)	16
Franchised and development joint venture	-	(1)	2

Total	18		18

Lee Roy Selmon’s
Company-owned	2		2

Cheeseburger in Paradise
Company-owned	5		1

System-wide total	1,103		1,002

____________
(1) Two Outback Steakhouses, 29 Carrabba's Italian Grills, one Bonefish Grill and one Roy's are
now included in Company-owned stores as a result of adoption of FIN 46 in January 2004.
Additionally, the 36% minority ownership interests of the Company's partners in nine of the newly consolidated Carrabba's were acquired in March 2004.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003 (unaudited)

REVENUES

Restaurant sales.  Restaurant sales increased by 20.3% to $822,865,000 during the second quarter of 2004 compared with $684,125,000 in the same period in 2003.  The increase in restaurant sales was partially attributable to the following: additional revenues of approximately $65,298,000 from the opening of new restaurants after June 30, 2003; an increase of approximately $20,520,000 resulting from the consolidation of 33 joint venture stores due to implementation of a new accounting pronouncement effective January 1, 2004; and revenues of approximately $25,972,000 from the acquisitions of franchisee interests in certain restaurants from July through September 2003.  The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the three months ended June 30, 2004 and 2003:

	THREE MONTHS ENDED
	JUNE 30,

	2004	2003

Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$70,639	$68,801
Carrabba's Italian Grills	62,154	62,460
Fleming's Prime Steakhouse and Wine Bars	90,733	77,359
Roy's	70,454	63,810
Bonefish Grills	64,150	62,369
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$66,278	$68,190
Carrabba's Italian Grills	60,937	61,814
Fleming's Prime Steakhouse and Wine Bars	69,173	77,099
Roy's	67,457	64,529
Bonefish Grills	61,040	62,020
Operating weeks
Outback Steakhouses	8,217	7,612
Carrabba's Italian Grills	2,021	1,304
Fleming's Prime Steakhouse and Wine Bars	303	234
Roy's	234	197
Bonefish Grills	502	229
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	2.0%	1.7%
Carrabba's Italian Grills	1.5%	1.3%
Bonefish Grills	2.9%	0.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	2.2%	2.3%
Carrabba's Italian Grills	1.5%	1.6%
Fleming's Prime Steakhouse and Wine Bars	15.5%	12.2%
Roy's	12.3%	7.5%
Bonefish Grills	6.6%	0.6%
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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003 (unaudited) (continued)

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, remained consistent for the second quarter of 2004, compared with 2003.  Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003, which resulted in a decline in franchise fee revenue (we now record 100% of the restaurants’ revenues as Company-owned restaurants), increased royalties from international franchisees offset the decline.

COSTS AND EXPENSES

Cost of sales.  Cost of sales, consisting of food and beverage costs, increased 0.4% as a percentage of restaurant sales in the second quarter of 2004 compared with the same period in 2003.  Increases in cost of sales resulted from commodity cost increases for dairy and beef, which were partially offset by favorable product mix shifts away from higher cost steaks at domestic Outback Steakhouses as well as an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses.

Labor and other related expenses.  Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below.  Labor and other related expenses as a percentage of restaurant sales increased 0.1% to 24.7% in the second quarter of 2004 compared with 24.6% in the same period in 2003.  Higher average unit volumes in most of our brands were partially offset by higher state unemployment taxes and workers’ compensation expense.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. These costs increased 0.4% of restaurant sales in the second quarter of 2004, compared with the same period in 2003.  Increased other restaurant operating expenses resulted from increased advertising expense for Carrabba's, higher property taxes and rent and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.

Distribution expense to employee partners, excluding stock expense.  Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs remained consistent as a percentage of restaurant sales at 2.3% in the second quarter of 2004, compared with the same period in 2003.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense increased 0.1% as a percentage of restaurant sales to 0.3% of restaurant sales for the second quarter of 2004, compared with 0.2% for the same period in 2003.  The increase was primarily due to higher average unit volumes and operating margins in the Roy’s, Bonefish Grill and Fleming's Prime Steakhouse and Wine Bar brands, which translates into higher anticipated buyout costs for the improved performance in these younger brands.

Depreciation.  Depreciation costs were flat as a percentage of total revenues in the second quarter of 2004 compared to the same period in 2003.  Higher average unit volumes across the consolidated brands offset higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003 (unaudited) (continued)

General and administrative.  General and administrative costs increased by $5,970,000 to $30,952,000 in the second quarter of 2004 compared with $24,982,000 during the same period in 2003. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from approximately $1,100,000 in consulting fees paid for supply chain management projects and costs associated with the development of new restaurant formats, including approximately $500,000 associated with the start-up of Paul Lee’s Chinese Kitchen.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures.  Income from development joint ventures was $407,000 during the second quarter of 2004 compared with $1,650,000 during the same period in 2003. This decrease was attributable to the consolidation of 33 previously unconsolidated joint venture restaurants effective January 1, 2004 upon adoption of FIN 46.  Approximately $1,335,000 of income recorded in this line item in the second quarter of 2003 did not recur in the same period in 2004 since, upon consolidation, the results of those 33 stores were included in all other lines of the Consolidated Statement of Income.

Income from operations. As a result of the increase in revenues, the opening of new restaurants subsequent to June 30, 2003, and the changes in the relationships between revenues and expenses discussed above, including the approximately $1,978,000 impact of consolidation of 33 joint ventures, income from operations increased by $1,897,000 to $70,784,000 in the second quarter of 2004 compared with $68,887,000 in the same period in 2003.

Other income (expense), net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $216,000 during the second quarter of 2004 compared with net other income of $353,000 in the same period in 2003.  The change in net other income (expense) in 2004 is primarily the result of changes in the cash surrender value of certain life insurance policies from a gain of approximately $500,000 in the second quarter of 2003 to a loss of approximately $60,000 in the same period in 2004.

Interest income. Interest income was $278,000 during the second quarter of 2004 compared with $431,000 in the same period in 2003.  Interest income decreased due to lower short-term investment balances as a result of cash used for treasury stock purchases during the second quarter of 2004 compared with the same period in 2003.  The decrease in interest income was partially offset by the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest income included in our Consolidated Statement of Income for the quarter ended June 30, 2004, included approximately $122,000 of income from notes receivable held by this entity.

Interest expense.  Interest expense was $694,000 during the second quarter of 2004 compared with $424,000 in the same period in 2003.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the second quarter of 2004 compared with the second quarter of 2003.  Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest expense included in our Consolidated Statement of Income for the quarter ended June 30, 2004, included approximately $122,000 of expense from outstanding borrowings on the line of credit held by this entity.

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests.  As a percentage of revenues, the income allocations as a percentage of total sales were 0.4% and 0.1% during the quarters ended June 30, 2004 and 2003, respectively.  The increase in the ratio is the result of consolidation of 33 joint venture stores as of January 1, 2004, which increased minority partner income by approximately $940,000, or about 0.1% as a percentage of revenues, and the remainder by an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003 (unaudited) (continued)

Provision for income taxes. The provision for income taxes in the second quarter of both 2004 and 2003 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.4% during the second quarter of 2004 and 34.7% during the second quarter of 2003.  The decrease in the rate resulted from an increase in the percentage of FICA tax credits for employee-reported tips during 2004.  Approximately 25% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the second quarter of 2004 was $44,099,000 compared with $44,702,000 in the same period in 2003. Basic earnings per share remained flat as a result of the decrease in net income as well as a decrease in basic weighted average shares outstanding of approximately 1,110,000 shares.  The decrease in basic weighted average shares outstanding for the quarter ended June 30, 2004 compared with June 30, 2003 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans.  Diluted earnings per share remained flat during the second quarter of 2004 compared with the same period in 2003.  Diluted weighted average shares outstanding decreased by approximately 454,000 shares, primarily as a result of common stock repurchases, partially offset by an increase in the dilutive effect of stock options outstanding resulting from an increase in the average trading prices of our common stock during the quarter.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2004 and 2003 (unaudited)

REVENUES

Restaurant sales.  Restaurant sales increased by 22.8% to $1,634,457,000 during the first half of 2004 compared with $1,330,797,000 in the same period in 2003.  The increase in restaurant sales was partially attributable to the following: additional revenues of approximately $112,447,000 from the opening of new restaurants after June 30, 2003; an increase of approximately $44,363,000 resulting from the consolidation of 33 joint venture stores due to implementation of a new accounting pronouncement effective January 1, 2004; and revenues of approximately $47,094,000 from the acquisitions of franchisee interests in certain restaurants from July through September 2003.  The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the six months ended June 30, 2004 and 2003:

	SIX MONTHS ENDED
	JUNE 30,

	2004	2003

Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$70,555	$67,940
Carrabba's Italian Grills	62,660	63,103
Fleming's Prime Steakhouse and Wine Bars	95,005	78,469
Roy's	72,970	67,211
Bonefish Grills	68,507	64,659
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$64,660	$67,551
Carrabba's Italian Grills	61,003	59,452
Fleming's Prime Steakhouse and Wine Bars	67,910	83,620
Roy's	70,257	55,260
Bonefish Grills	61,970	63,926
Operating weeks
Outback Steakhouses	16,387	15,037
Carrabba's Italian Grills	3,960	2,527
Fleming's Prime Steakhouse and Wine Bars	589	465
Roy's	468	388
Bonefish Grills	962	367
Year to year percentage change:
Menu price increases (1)
Outback Steakhouses	2.3%	2.0%
Carrabba's Italian Grills	1.4%	1.3%
Bonefish Grills	2.3%	0.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	4.4%	1.7%
Carrabba's Italian Grills	3.3%	0.8%
Fleming's Prime Steakhouse and Wine Bars	17.5%	11.1%
Roy's	15.1%	5.9%
Bonefish Grills	11.2%	1.0%
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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2004 and 2003 (unaudited) (continued)

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, remained consistent for the first half of 2004, compared with 2003.  Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003, which resulted in a decline in franchise fee revenue (we now record 100% of the restaurants’ revenues as Company-owned restaurants), increased royalties from international franchisees offset the decline.

COSTS AND EXPENSES

Cost of sales.  Cost of sales, consisting of food and beverage costs, increased 0.2% as a percentage of restaurant sales in the first half of 2004 compared with the same period in 2003.  Increases in cost of sales resulted primarily from commodity cost increases for beef and dairy, partially offset by favorable product mix shifts away from higher cost steaks at domestic Outback Steakhouses as well as an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses.

Labor and other related expenses.  Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below.  Labor and other related expenses as a percentage of restaurant sales remained flat in the first half of 2004 compared with the same period in 2003.  Higher average unit volumes and increased productivity in most of our brands was offset by higher state unemployment taxes, employee bonuses and workers’ compensation expense.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. These costs increased 0.2% to 21.1% of restaurant sales in the first half of 2004, compared with 20.9% in the same period in 2003.  Increased other restaurant operating expenses resulted from increased advertising expense for Carrabba's, higher property taxes and rent and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.  However, higher average unit volumes across the consolidated brands in the first half of 2004 offset these increases.

Distribution expense to employee partners, excluding stock expense.  Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs remained consistent as a percentage of restaurant sales at 2.3% in the first half of 2004, compared with the same period in 2003.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense increased 0.1% as a percentage of restaurant sales to 0.3% for the first half of 2004, compared with 0.2% for the same period in 2003.  The increase was primarily due to higher average unit volumes and operating margins in the Roy’s, Bonefish Grill and Fleming's Prime Steakhouse and Wine Bar brands, which translates into higher anticipated buyout costs for the improved performance in these younger brands.

Depreciation.  Depreciation costs were flat as a percentage of total revenues in the first half of 2004 compared to the same period in 2003.  Higher average unit volumes across the consolidated brands offset higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2004 and 2003 (unaudited) (continued)

General and administrative.  General and administrative costs increased by $14,177,000 to $61,655,000 in the first half of 2004 compared with $47,478,000 during the same period in 2003. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from approximately $2,400,000 in consulting fees paid for supply chain management projects, approximately $600,000 in payroll taxes associated with additional stock option exercises resulting from an increase in the trading price of our common stock in the first quarter of 2004, and costs associated with the development of new restaurant formats, including approximately $900,000 associated with the start-up of Paul Lee’s Chinese Kitchen.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures.  Income from development joint ventures was $660,000 during the first half of 2004 compared with $2,939,000 during the same period in 2003. This decrease was attributable to the consolidation of 33 previously unconsolidated joint venture restaurants effective January 1, 2004 upon adoption of FIN 46.  Approximately $2,335,000 of income recorded in this line item in the first half of 2003 did not recur in the same period in 2004 since, upon consolidation, the results of those 33 stores were included in all other lines of the Consolidated Statement of Income.

Income from operations. As a result of the increase in revenues, the opening of new restaurants subsequent to June 30, 2003, and the changes in the relationships between revenues and expenses discussed above, including the approximately $4,107,000 impact of consolidation of 33 joint ventures, income from operations increased by $14,558,000 to $150,740,000 in the first half of 2004 compared with $136,182,000 in the same period in 2003.

Other income (expense), net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $1,089,000 during the first half of 2004 compared with $590,000 in the same period in 2003.  The change in net other expense in 2004 is primarily the result of changes in the cash surrender value of certain life insurance policies from a gain of approximately $330,000 in the first half of 2003 to a loss of approximately $70,000 in the same period in 2004.

Interest income. Interest income was $610,000 during the first half of 2004 compared with $973,000 in the same period in 2003.  Interest income decreased due to lower short-term investment balances as a result of cash used for treasury stock purchases and acquisitions of minority partners during the first half of 2004 compared with the same period in 2003.  The decrease in interest income was partially offset by the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest income included in our Consolidated Statement of Income for the six months ended June 30, 2004, included approximately $240,000 of income from notes receivable held by this entity.

Interest expense.  Interest expense was $1,399,000 during the first half of 2004 compared with $777,000 in the same period in 2003.  The increase in interest expense is due to higher average debt balances on borrowings for Outback Steakhouse’s international operations during the first half of 2004 compared with the first half of 2003.  Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest expense included in our Consolidated Statement of Income for the six months ended June 30, 2004, included approximately $240,000 of expense from outstanding borrowings on the line of credit held by this entity.

Elimination of minority partners' interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests.  As a percentage of revenues, the income allocations as a percentage of total sales were 0.4% and 0.2% during the six months ended June 30, 2004 and 2003, respectively.  The increase in the ratio is the result of consolidation of 33 joint venture stores as of January 1, 2004, which increased minority partner income by approximately $1,990,000, or about 0.1% as a percentage of sales, and the remainder by an increase in overall restaurant operating margins and improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2004 and 2003 (unaudited) (continued)

Provision for income taxes. The provision for income taxes in the first half of both 2004 and 2003 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.7% during the first half of 2004 and 2003.  Approximately 25% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the first half of 2004 was $92,430,000 compared with $87,277,000 in the same period in 2003. Basic earnings per share increased $.09 as a result of the increase in net income as well as a decrease in basic weighted average shares outstanding of approximately 1,188,000 shares.  The decrease in basic weighted average shares outstanding for the six months ended June 30, 2004 compared with June 30, 2003 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans.  Diluted earnings per share increased $.07 during the first half of 2004 compared with the same period in 2003.  Diluted weighted average shares outstanding decreased by approximately 83,000 shares, primarily as a result of common stock repurchases, partially offset by an increase in the dilutive effect of stock options outstanding resulting from an increase in the average trading prices of our common stock during the first half of 2004.

Liquidity and Capital Resources (unaudited)

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,

	2004	2003

Net cash provided by operating activities	$119,690	$56,506
Net cash used in investing activities	(108,106)	(65,853)
Net cash used in financing activities	(54,254)	(49,055)

Net decrease in cash and cash equivalents	$(42,670)	$(58,402)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology.  We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation).  We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program.  Capital expenditures totaled approximately $194,754,000 for the year ended December 31, 2003 and approximately $114,476,000 and $78,954,000 during the first six months of 2004 and 2003, respectively.  We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective.

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company-owned restaurants internationally in Puerto Rico, Korea, Hong Kong and Japan.

We have an agreement to develop and operate Fleming’s Prime Steakhouse and Wine Bars (“Fleming’s”) with our partners in the Outback/Fleming’s, LLC (the “LLC”, which is a consolidated entity).  We have loaned approximately $17,384,000 to our operating partners for their share of capital to build new restaurants beyond the initial agreed upon development under the LLC.  We expect to continue to make advances to our operating partners for the construction of new restaurants, and the assets of the LLC will continue to collateralize these advances.  Additionally, we are subject to a purchase or sale option after the twentieth restaurant is opened, which may require us to purchase an additional 40% in the LLC at a market value as determined by the terms of the LLC agreement.  The twentieth restaurant opened in 2004, which initiated the one-year exercise period on the purchase or sale option.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants, which is included in our Consolidated Financial Statements.  Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, $2,225,000 of which had been expended as of June 30, 2004.  Additionally, we are subject to a purchase or sale option if for eighteen consecutive months there is no restaurant development, whereby our partner may purchase our interest in the LLC for five times the restaurant cash flows for the immediately preceding twelve months.

On August 3, 2004, we were approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates.  The properties include 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases.  The properties include any real property, furniture, fixtures and equipment and liquor licenses.  The designation rights allow us to transfer properties to ourselves, to transfer properties to others or to require Chi-Chi’s to retain properties.  The purchase price for the designation rights is $42,500,000, payable at closing.  We are responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.  The right to designate properties will expire one year from the date of closing, which is anticipated to occur prior to August 31, 2004.

As of the date of this filing, the definitive agreement has not been finalized.  The effect on our operating results, if any, will depend on the final agreement.  Upon finalization of the agreement, we will file a Form 8-K with the document as an exhibit.

Our objective in acquiring these rights is to have access to restaurant sites for conversion to one of our own concepts under our current expansion plans.

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007.  The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day LIBOR rate (ranging from 1.36% to 1.90% at June 30, 2004).  At June 30, 2004 the unused portion of the line of credit was $140,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and a maximum total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio of 3.0 to 1.0.  At June 30, 2004, we were in compliance with all of the above debt covenants.

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit.  The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.  Approximately $11,882,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at June 30, 2004 and December 31, 2003, respectively, as required by insurance companies that underwrite our workers’ compensation insurance and also where required for construction of new restaurants.  The remaining $8,118,000 on this line of credit at June 30, 2004 is available.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

CREDIT FACILITIES (continued)

As of June 30, 2004, we had approximately $6,566,000 of notes payable at interest rates ranging from 2.07% to 7.00%.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.90% to 7.00% to finance development of our restaurants in Korea.  The notes are denominated and payable in Korean won and mature at dates ranging from August 2004 to April 2005.  As of June 30, 2004 and December 31, 2003, the outstanding balance was approximately $26,652,000 and $21,130,000, respectively.  Certain of the notes payable are collateralized by lease and other deposits.  At June 30, 2004 and December 31, 2003, collateralized notes totaled approximately $19,974,000 and $16,490,000, respectively.

In April 2003, we obtained a controlling interest in our franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction we became directly liable for notes outstanding that we had previously guaranteed.  The notes are payable to banks, collateralized by lease deposits of approximately $3,400,000 and letters of credit and bear interest at rates ranging from 1.30% to 1.88%.  The notes are denominated and payable in Japanese yen, with outstanding balances maturing in September 2004.  As of June 30, 2004 and December 31, 2003, outstanding balances totaled approximately $5,995,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR.  The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007.  As of June 30, 2004 and December 31, 2003, Outback Japan had borrowed approximately $9,745,000 and $5,648,000, respectively, on the line of credit at an average interest rate of 0.72%, with draws maturing in August and December 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of June 30, 2004, Outback Japan was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of June 30, 2004, Outback Japan had borrowed approximately $6,238,000 on the line of credit at an interest rate of 0.77%, with draws maturing in September and November 2004.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of June 30, 2004, Outback Japan was in compliance with all of the debt covenants.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

CREDIT FACILITIES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for a limited liability company, T-Bird, owned by our California franchisee.  The line of credit bears interest at rates ranging from 57.5 to 95.0 basis points over LIBOR based on T-Bird’s ratio of consolidated debt to EBITDA, as defined by the line of credit agreement.  We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46.  At June 30, 2004, the outstanding balance on the line of credit was approximately $28,743,000 and is included in our Consolidated Balance Sheet.  We also guarantee additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $294,000 as of June 30, 2004.  We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the borrowing agreement that would result in us having to perform in accordance with the terms of the guarantee.  If a default under the line of credit were to occur and cause us to perform under the guarantee obligation, we have the right to call into default all of our franchisees in California and exercise any rights and remedies under those agreements as well as the rights to the notes and assets which underlie the loans T-Bird has made to individual corporations in California which own the land and/or building for those franchise locations.

We expect that our capital requirements through the end of 2004 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000.  Based upon provisions of the line of credit agreement as of April 27, 2004 and operating data and outstanding borrowings as of and through June 30, 2004, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $245,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 25%.  In addition, based upon provisions of the line of credit agreement as of April 27, 2004, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $470,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 50%; or (iii) our net worth decreased approximately 44%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner in the development of Roy’s restaurants. At June 30, 2004, the outstanding balance was approximately $21,647,000.

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At June 30, 2004, the outstanding balance on the note was approximately $66,550,000. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made four additional working capital contributions, $667,000 in December 2001, $444,000 in July 2002, $333,000 in August 2003 and $133,000 in January 2004, in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises.  On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises.  We will fund the repurchase program with available cash and bank credit facilities.  During the period from the authorization date through June 30, 2004, approximately 6,173,000 shares of our common stock have been issued as the result of stock option exercises. As of June 30, 2004, under these authorizations we have repurchased approximately 11,024,000 shares of our common stock for approximately $367,877,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2003 and 2004:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock

January 22, 2003	February 21, 2003	March 7, 2003	$0.12
April 23, 2003	May 23, 2003	June 6, 2003	$0.12
July 23, 2003	August 22, 2003	September 5, 2003	$0.12
October 22, 2003	November 21, 2003	December 5, 2003	$0.13
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	$0.13
July 21, 2004	August 20, 2004	September 3, 2004	$0.13

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

2004

Workers’ Compensation	$1,000,000
General Liability (1)	$1,500,000
Health (2)	$300,000
Property Loss and Damage	$5,000,000

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

2004 Revenue.  During the three-month period ended June 30, 2004, compared with the same period a year ago, average unit volumes for domestic Company-owned Outback Steakhouses increased by approximately 1.9% and decreased approximately 0.7% for domestic Company-owned Carrabba’s Italian Grills.  Average unit volumes for Carrabba’s includes the effect of the consolidation of 29 joint venture stores upon adoption of FIN 46.  Therefore, on a comparative basis, it is more appropriate to use the system-wide Carrabba's average of a decrease of 0.3%, which includes revenues from both periods for all stores, which are now included as Company-owned.  For the remainder of 2004, average unit volumes for Carrabba's Italian Grills are expected to increase 1% to 2% for the year, which is a decrease from our original estimate as provided in Form 10-K referenced above, and average unit volumes for Outback Steakhouses are anticipated to increase 2% to 3% for the year, which is in line with our original estimate provided in Form 10-K.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

During the quarter ended June 30, 2004, compared with the same period in 2003, average unit volumes for Fleming's Prime Steakhouse and Wine Bar increased 9.8%, Roy’s increased 9.7% and Bonefish Grills’ average unit volumes were relatively flat.  As there were significant increases in average unit volumes at Fleming’s through the first half of the year, we are increasing our original estimate of 4% to 5% increases in average unit volumes to 6% to 7% increases.  We are also revising our original estimates for increases in Roy’s average unit volumes to 9% to 10% based on results achieved in the first half of the year.  We are not adjusting our previous estimates on average unit volumes for Bonefish Grill based on the opening schedule for the remainder of the year and results in the second quarter of 2004.

2004 Cost of Revenue.  As a result of marked increases in dairy prices, particularly butter, and changes in certain meat contracts and produce costs, such as potatoes and onions, we now expect cost of goods sold as a percentage of restaurant sales for the full year to be 20 basis points higher than originally expected, for a total of approximately 30 to 40 basis points increase for the full year from 2003 amounts.

2004 Labor Costs.  As more of the new format restaurants (Roy’s, Fleming’s and Bonefish Grills) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s.  However, we anticipate that increases in average unit volumes for our more mature formats will leverage costs as a percentage of restaurant sales.  Because of lower than expected average unit volumes at Outback and Carrabba's in the second quarter of 2004, we expect labor costs as a percentage of restaurant sales for the full year to be flat to 10 basis points higher for the full year from 2003 amounts.

2004 Restaurant Operating Expenses.  Because we will continue to incur preopening costs to open approximately 20 more new restaurants in 2004 compared with 2003, we are not adjusting our original expectation for restaurant operating expenses as a percentage of restaurant sales, for a total of 40 to 50 basis points increase for the full year from 2003 amounts.

2004 Distribution Expense to Employee Partners.  Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands.  We are currently planning for distribution expense as a percentage of total sales to be flat in 2004.

We are now planning for the remainder of 2004 for all other expense ratio variances to be comparable to those estimated in the 2003 Form 10-K Outlook section.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

Expansion Strategy

Our goal is to add new restaurants to the system during the remainder of 2004.  The following table presents a summary of the expected restaurant openings during:

	Second Half			Full Year
	2004			2004
Outback Steakhouses – Domestic
Company-owned	16	to	18	30	to	32
Franchised	2	to	3	3	to	4
Outback Steakhouses – International
Company-owned	3	to	4	15	to	16
Franchised		2		4	to	5
Carrabba’s Italian Grills
Company-owned	12	to	14	23	to	25
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	8	to	10	10	to	12
Bonefish Grills
Company-owned	25	to	30	31	to	36
Roy’s
Company-owned		1			1
Cheeseburger in Paradise
Company-owned	3	to	4	6	to	7
Paul Lee's Chinese Kitchen
Company-owned		2			2
Lee Roy Selmon’s
Company-owned		-			-

We anticipate that approximately one-third of the expected openings during the second half of 2004 will occur in the third quarter and that approximately two-thirds will occur in the fourth quarter.

On August 3, 2004, we were approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates.  The properties include 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases.  The properties include any real property, furniture, fixtures and equipment and liquor licenses.  The designation rights allow us to transfer properties to ourselves, to transfer properties to others or to require Chi-Chi’s to retain properties.  The purchase price for the designation rights is $42,500,000, payable at closing.  We are responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.  The right to designate properties will expire one year from the date of closing, which is anticipated to occur prior to August 31, 2004.

As of the date of this filing, the definitive agreement has not been finalized.  The effect on our operating results, if any, will depend on the final agreement.  Upon finalization of the agreement, we will file a Form 8-K with the document as an exhibit.

Our objective in acquiring these rights is to have access to restaurant sites for conversion to one of our own concepts under our current expansion plans.

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

(ii)

Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns; change in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs;

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt.  At June 30, 2004, outstanding borrowings under our revolving lines of credit bear interest at 50 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.  The weighted average effective interest rate on the $10,000,000 outstanding balance at June 30, 2004 was 1.84%.  At June 30, 2004, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage.  The weighted average effective interest rate on the approximately $15,983,000 outstanding balance at June 30, 2004 was 0.74%.  Notes payable of approximately $5,995,000 to Japanese banks bear interest at rates ranging from 1.30% to 1.88% at June 30, 2004.  Notes payable of approximately $26,652,000 to Korean banks bear interest at rates ranging from 5.90% to 7.00% at June 30, 2004.

Our debt balance did not exceed $35,000,000 for the years ended December 31, 2002 and 2001.  At June 30, 2004 and December 31, 2003, our total debt was approximately $94,000,000 and $58,000,000, respectively.  Should interest rates based on our average borrowings of approximately $91,000,000 through June 30, 2004 increase by one percentage point, our estimated annual interest expense would increase by approximately $910,000 over amounts reported for the year ended December 31, 2003.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $21,978,000 and $26,652,000, respectively, at June 30, 2004 and to our royalties from international franchisees in 21 countries. We do not use financial instruments to hedge foreign currency exchange rate changes.  Our investments in these countries totaled approximately $21,492,000 and $21,457,000 as of June 30, 2004 and December 31, 2003, respectively.

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

In June 2003, in a civil case against us in Indiana state court alleging liability under the "dram shop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver.  The portion of the verdict against us was $39,000,000.  We are appealing the decision and believe we have valid grounds for appeal.  We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  As of the date of this filing, the excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  We do not believe the excess carrier’s case has any merit and we intend to vigorously defend the case.  If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and its third party administrator to recover any amounts we may have to pay.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the second quarter ended June 30, 2004:

	(a)	(b)	(c)	(d)

	Total number		Total number of shares	Maximum number of shares
	of shares	Average price	purchased as part of publicly	that may yet be purchased
Period	Purchased (1)	paid per share	announced programs (1)	under the programs (2)

Month #1
(April 1 to April 30)	300,000	$46.38	300,000	2,103,000
Month #2
(May 1 to May 31)	250,000	$42.07	250,000	1,891,000
Month #3
(June 1 to June 30)	49,500	$43.10	49,500	1,897,000

Total	599,500	$44.31	599,500	1,897,000

____________
(1)  No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the second quarter ended June 30, 2004.

(2)  On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through June 30, 2004, approximately 6,173,000 shares of our common stock have been issued as the result of stock option exercises. As of June 30, 2004, under these authorizations we have repurchased approximately 11,024,000 shares of our common stock for approximately $367,877,000.

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 21, 2004. Two items were submitted for vote at the annual meeting.  The results of the election are as follows:

1.

To elect two directors each to serve for a three-year term or until his or her successor is duly elected and qualified.   There were no broker non-votes on this matter.  The following continued to serve as directors as of the Annual Meeting: Robert D. Basham, W.R. Carey, Jr., Debbi Fields, Thomas A. James, Robert S. Merritt, Chris T. Sullivan and Toby S. Wilt.  The results for the election of the directors are as follows:

Name of Nominee/Director	Votes For	Votes Withheld

John A. Brabson, Jr.	66,805,005	2,616,796
Lee Roy Selmon	65,226,236	4,195,565

2.

A Company proposal to approve an amendment and restatement of the Company’s Amended and Restated Stock Option Plan (the “Plan”).  The amendment primarily allows for the grant of shares of restricted common stock under the Plan and an increase in shares of common stock for which options and shares of restricted common stock may be granted from 22,500,000 to 23,500,000. The results for the approval of the amendment are as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-votes

34,959,205	27,509,627	42,832	6,910,137

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

     (b) Reports on Form 8-K

We furnished the following current reports on Form 8-K on the following dates during the second quarter of 2004:

April 20, 2004 reporting our financial results for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

OUTBACK STEAKHOUSE, INC.
Date: August 9, 2004

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)