Form 10-Q
period 2004-09-30
OUTBACK STEAKHOUSE INC
filed 2004-11-09
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES  ☒  NO  ☐

              As of November 1, 2004, the registrant had outstanding 73,764,854 shares of Common Stock, $0.01 par value.

OUTBACK STEAKHOUSE, INC.

QUARTERLY REPORT ON FORM 10‑Q
For the Quarterly Period Ended September 30, 2004

INDEX

                                                                                                                                                                         &n bsp;

PART I:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	SEPTEMBER 30,
	2004	DECEMBER 31,
	(UNAUDITED)	2003

ASSETS
Current Assets
Cash and cash equivalents	$65,654	$102,892
Short-term investments	8,535	20,824
Inventories	49,492	59,608
Deferred income tax asset	14,549	11,757
Other current assets	47,385	37,529

Total current assets	185,615	232,610
Property, fixtures and equipment, net	1,169,997	1,049,546
Investments in and advances to unconsolidated affiliates, net	17,013	31,878
Goodwill	109,318	86,745
Intangible assets	9,783	-
Other assets	105,531	74,008
Notes receivable collateral for franchisee guarantee	29,189	-

	$1,626,446	$1,474,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$70,965	$58,533
Sales taxes payable	22,835	21,402
Accrued expenses	100,118	82,365
Unearned revenue	18,557	82,670
Income taxes payable	12,938	2,358
Current portion of long-term debt	51,545	48,901
Guaranteed debt of franchisee	29,293	-

Total current liabilities	306,251	296,229
Partner deposit and accrued buyout liability	74,238	63,045
Deferred income tax liability	10,780	14,482
Long-term debt	99,342	9,550
Other long-term liabilities	5,189	5,189

Total liabilities	495,800	388,495

Commitments and contingencies
Interest of minority partners in consolidated partnerships	48,261	60,022

Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 73,795 and 74,279 shares outstanding as of
September 30, 2004 and December 31, 2003, respectively	788	788
Additional paid-in capital	269,183	254,852
Retained earnings	1,019,615	934,516
Accumulated other comprehensive loss	(2,496)	(2,078)

	1,287,090	1,188,078
Less treasury stock, 4,955 and 4,471 shares at September 30, 2004
and December 31, 2003, respectively, at cost	(204,705)	(161,808)

Total stockholders’ equity	1,082,385	1,026,270

	$1,626,446	$1,474,787

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data, unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

Revenues
Restaurant sales	$798,618	$680,919	$2,433,075	$2,011,716
Other revenues	4,924	4,420	14,920	14,562

Total revenues	803,542	685,339	2,447,995	2,026,278

Costs and expenses
Cost of sales	293,666	247,646	888,132	728,833
Labor & other related	200,822	167,563	602,731	494,714
Other restaurant operating	178,607	145,040	523,449	422,687
Distribution expense to employee partners, excluding stock expense	17,867	14,224	55,649	45,256
Employee partner stock buyout expense	1,269	1,266	5,666	3,956
Depreciation and amortization	26,828	21,755	76,150	62,266
General & administrative	34,181	26,985	95,836	74,463
Hurricane property and inventory losses	3,024	-	3,024	-
Provision for impaired assets and restaurant closings	2,394	5,319	2,394	5,319
Income from operations of unconsolidated affiliates	(407)	(1,543)	(1,067)	(4,482)

Total costs and expenses	758,251	628,255	2,251,964	1,833,012

Income from operations	45,291	57,084	196,031	193,266
Other income (expense), net	(370)	(191)	(1,459)	(781)
Interest income	337	192	947	1,165
Interest expense	(1,009)	(487)	(2,408)	(1,264)

Income before elimination of minority partners'
interest and income taxes	44,249	56,598	193,111	192,386
Elimination of minority partners' interest	951	(247)	8,266	1,865

Income before provision for income taxes	43,298	56,845	184,845	190,521
Provision for income taxes	15,024	19,254	64,141	65,653

Net income	$28,274	$37,591	$120,704	$124,868

Basic earnings per common share	$0.38	$0.50	$1.63	$1.66
Basic weighted average number of shares outstanding	73,896	75,099	74,223	75,415

Diluted earnings per common share	$0.37	$0.48	$1.55	$1.59
Diluted weighted average number of shares outstanding	76,869	78,354	77,782	78,333

Cash dividends per common share	$0.13	$0.12	$0.39	$0.36

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003

Cash flows from operating activities:
Net income	$120,704	$124,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76,150	62,266
Provision for impaired assets and restaurant closings and hurricane losses	5,418	5,319
Employee partner stock buyout expense	5,666	3,956
Minority partners’ interest in consolidated partnerships’ income	8,266	1,865
Income from operations of unconsolidated affiliates	(1,067)	(4,482)
Decrease in deferred income taxes	(6,494)	(5,476)
Loss on disposal of property, fixtures and equipment	2,990	2,746
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
Decrease (increase) in inventories	11,183	(18,314)
Increase in other current assets	(9,158)	(1,920)
(Increase) decrease in other assets	(7,494)	4,603
Increase in accounts payable, sales taxes payable and accrued expenses	27,383	10,771
Increase (decrease) in partner deposit and accrued buyout liability	6,459	(1,176)
Decrease in unearned revenue	(65,701)	(55,667)
Increase (decrease) in income taxes payable	24,911	(1,662)
Decrease in other long-term liabilities	-	(1,000)

Net cash provided by operating activities	199,216	126,697

Cash flows used in investing activities:
Purchase of investment securities	(60,125)	(27,907)
Maturities and sales of investment securities	72,414	27,747
Cash paid for acquisitions of businesses, net of cash acquired	(28,066)	(47,677)
Cash paid for designation rights	(42,500)	-
Capital expenditures	(181,141)	(135,379)
Proceeds from the sale of property, fixtures and equipment	2,426	2,273
Increase in cash from adoption of FIN 46	1,080	-
Payments from unconsolidated affiliates	235	11,143
Distributions to unconsolidated affiliates	(121)	(2,649)
Investments in and advances to unconsolidated affiliates	(800)	(1,345)

Net cash used in investing activities	(236,598)	(173,794)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	123,449	22,868
Proceeds from minority partners' contributions	3,042	7,571
Distributions to minority partners	(12,144)	(3,223)
Repayments of long-term debt	(31,013)	(642)
Dividends paid	(28,925)	(27,153)
Payments for purchase of treasury stock	(84,955)	(93,746)
Proceeds from reissuance of treasury stock	30,690	27,986

Net cash provided by (used in) financing activities	144	(66,339)

Net decrease in cash and cash equivalents	(37,238)	(113,436)
Cash and cash equivalents at the beginning of the period	102,892	187,578

Cash and cash equivalents at the end of the period	$65,654	$74,142

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,055	$1,375
Cash paid for income taxes	$48,507	$67,131
Supplemental disclosures of non-cash items:
Purchase of minority and employee partners' interests in cash flows of their restaurants	$932	$8,402
Assets received for note	$-	$5,569

See notes to unaudited consolidated financial statements.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Outback Steakhouse, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2003 Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

Net income	$28,274	$37,591	$120,704	$124,868
Stock-based employee compensation expense included in net income,
net of related taxes	774	791	3,460	2,492
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(4,532)	(4,089)	(13,912)	(12,126)

Pro forma net income	$24,516	$34,293	$110,252	$115,234

Earnings per common share:
Basic	$0.38	$0.50	$1.63	$1.66

Basic - pro forma	$0.33	$0.46	$1.49	$1.53

Diluted	$0.37	$0.48	$1.55	$1.59

Diluted - pro forma	$0.33	$0.45	$1.44	$1.50

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

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.         Other Current Assets

Other current assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Deposits	$2,537	$2,218
Accounts receivable	17,050	12,855
Accounts receivable - franchisees	1,407	2,633
Prepaid expenses	25,391	18,485
Other current assets	1,000	1,338

	$47,385	$37,529

4.         Property, Fixtures and Equipment, Net

Property, fixtures and equipment consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Land	$178,352	$170,815
Buildings & building improvements	578,784	516,081
Furniture & fixtures	174,990	145,151
Equipment	408,117	347,560
Leasehold improvements	289,294	259,914
Construction in progress	46,959	38,548
Accumulated depreciation	(506,499)	(428,523)

	$1,169,997	$1,049,546

5.         Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows (in thousands):

December 31, 2003	$86,745
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	23,385
Impairment loss (see Note 7 of Notes to Unaudited Consolidated Financial Statements)	(812)

September 30, 2004	$109,318

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.         Goodwill and Intangible Assets (continued)

Intangible assets consisted of the following (in thousands):

	WEIGHTED AVERAGE	SEPTEMBER 30,	DECEMBER 31,
	AMORTIZATION	2004	2003
	PERIOD (YEARS)	(UNAUDITED)

Trademarks (gross)	15	$4,000	$-
Less: accumulated amortization		(67)	-

Net trademarks		3,933	-

Trade dress (gross)	10	6,000	-
Less: accumulated amortization		(150)	-

Net trade dress		5,850	-

Intangible assets, less total accumulated amortization of $217	12	$9,783	$-

Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $870,000.

6.         Other Assets

Other assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Other assets	$42,819	$51,389
Designation rights	41,864	-
Liquor licenses, net of accumulated amortization of $4,118 and $3,617 at September 30, 2004
and December 31, 2003, respectively	9,948	9,619
Deferred license fee, net of valuation provision of approximately $2,750 and $2,000
at September 30, 2004 and December 31, 2003, respectively	10,900	13,000

	$105,531	$74,008

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

As of December 31, 2003, other assetsincluded approximately $16,245,000 of loans to the Company’s operating partners in the Outback/Fleming’s, LLC (the “LLC”, which is a consolidated entity) for its partners’ share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the LLC agreement. The Company had a 51% ownership interest in the LLC, and was subject to a purchase or sale option to purchase an additional 39% in the LLC after the twentieth restaurant was opened.  The LLC opened its twentieth restaurant in 2004 and on September 1, 2004, the Company exercised its purchase option.  The loans were satisfied as part of the purchase and were not outstanding as of September 30, 2004 (see Note 11 of Notes to Unaudited Consolidated Financial Statements).

In February 2004, the Company acquired the future royalty payments of one of the cofounders of Bonefish Grill in accordance with the terms of the Bonefish agreements, upon his death in January 2004.  The Company paid approximately $978,000 for the royalty interest, which is now included in other assets in the Unaudited Consolidated Balance Sheet.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.         Other Assets (continued)

On August 3, 2004, the Company was approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. The Company’s objective in acquiring these rights is to have access to restaurant sites for conversion to one of its concepts under its current expansion plans.  The properties include 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases.  The properties include any real property, furniture, fixtures and equipment and liquor licenses.  The designation rights allow the Company to transfer properties to itself, to transfer properties to others or to require Chi-Chi’s to retain properties.  The right to designate properties will expire one year from the date of closing, which occurred September 20, 2004.  The purchase price for the designation rights was $42,500,000.  The Company is responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.

The Company has not yet completed the allocation and valuation of the purchase price of the assets acquired, as independent appraisals have not been finalized.  In the fourth quarter, the Company expects to complete the purchase price allocation for the properties it intends to keep and in the future those assets will be included in components of property, fixtures and equipment.

Prior to September 30, 2004, Chi-Chi’s exercised a right to exclude one property from the designation rights listing, for which the Company received a $1,100,000 payment in October 2004.  Additionally, in October 2004, the Company completed an assignment of designation rights on 25 properties (see Note 15 of Notes to Unaudited Consolidated Financial Statements).  Both transactions will reduce the total purchase price for the remaining 50 properties.

7.         Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Accrued payroll and other compensation	$30,804	$30,103
Accrued insurance	24,045	18,669
Accrued property taxes	13,112	8,985
Accrued rent	5,306	3,350
Other accrued expenses	26,851	21,258

	$100,118	$82,365

During the nine months ended September 30, 2004, the Company recorded a provision for impaired assets and restaurant closings of approximately $2,394,000, which included approximately $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan (which includes $812,000 of goodwill written off for this location), and $86,000 for one Carrabba's Italian Grill restaurant closing in Georgia.  Additionally, during August and September 2004, four hurricanes caused losses from property damage and inventory spoilage of approximately $3,024,000, which included $1,300,000 from the destruction of the Outback Steakhouse restaurant in the Cayman Islands.  The Company has decided not to reopen this location.

During 2003, the Company recorded a provision for impaired assets and restaurant closings of approximately $5,319,000, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, and approximately $1,944,000 for one Fleming's Prime Steakhouse and Wine Bar closing in Dallas.  The remainder of the provision was for the reduction in carrying value of five domestic Outback Steakhouses.  The restaurant closing provision primarily consisted of the write down of the Dallas building and write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the Puerto Rico restaurant’s property lease.

Remaining accrued restaurant closing expenses of approximately $215,000 and $307,000 were included in other accrued expenses as of September 30, 2004 and December 31, 2003, respectively, related to the restaurant closing provisions.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt

Long-term debt consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Revolving lines of credit, uncollateralized, interest rates ranging from 1.84% to 2.47%
at September 30, 2004 and 1.83% at December 31, 2003, respectively	$95,000	$10,000
Outback Korea notes payable, interest rates ranging from 5.90% to 7.00% at
September 30, 2004 and 5.60% to 6.00% at December 31, 2003	26,884	21,130
Outback Japan notes payable, uncollateralized, interest rates ranging from
0.95% to 1.88% at September 30, 2004 and 0.68% to 1.88% at December 31, 2003	6,493	16,249
Outback Japan revolving lines of credit, interest rates ranging from 0.68% to 0.77% at
September 30, 2004 and 0.77% at December 31, 2003	15,910	5,648
Other notes payable, uncollateralized, interest rates ranging from 2.07% to 7.00% at September 30, 2004 and
2.40% to 7.00% at December 31, 2003	6,600	5,424
Guaranteed debt of franchisee	29,293	-

	180,180	58,451
Less current portion	51,545	48,901
Less current guaranteed debt of franchisee	29,293	-

Long-term debtof Outback Steakhouse, Inc.	$99,342	$9,550

LONG-TERM DEBT

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007.  The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 1.84% to 2.17% at September 30, 2004 and ranging from 1.12% to 1.22% at December 31, 2003).  At September 30, 2004, the unused portion of the revolving line of credit was $55,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0.  At September 30, 2004, the Company was in compliance with these debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit.  The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.  Approximately $11,782,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at September 30, 2004 and December 31, 2003, respectively, as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also where required for construction of new restaurants.  The remaining $8,218,000 at September 30, 2004 is available to the Company.

As of September 30, 2004, the Company had approximately $6,600,000 of notes payable at interest rates ranging from 2.07% to 7.00%, which mature through 2009.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt (continued)

The Company has notes payable with banks bearing interest at rates ranging from 5.90% to 7.00% to finance development of the Company’s restaurants in Korea.  The notes are denominated and payable in Korean won and mature at dates ranging from October 2004 to September 2005. As of September 30, 2004 and December 31, 2003, the outstanding balance was approximately $26,884,000 and $21,130,000, respectively.  Certain of the notes payable are collateralized by lease and other deposits. At September 30, 2004 and December 31, 2003, collateralized notes totaled approximately $21,985,000 and $16,490,000, respectively.

In April 2003, the Company obtained a controlling interest in its franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction the Company became directly liable for notes outstanding that it had previously guaranteed. The notes are payable to banks, collateralized by lease deposits of approximately $3,400,000 and letters of credit and bear interest at rates ranging from 0.95% to 1.88%. The notes are denominated and payable in Japanese yen, with outstanding balances maturing in October 2004 and March 2005. As of September 30, 2004 and December 31, 2003, outstanding balances totaled approximately $6,493,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007.  As of September 30, 2004 and December 31, 2003, the Company had borrowed approximately $9,701,000 and $5,648,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws maturing from December 2004 to February 2005.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of September 30, 2004, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of September 30, 2004, the Company had borrowed approximately $6,209,000 on the line of credit at an average interest rate of 0.76%, with draws maturing from October 2004 to March 2005.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of September 30, 2004, the Company was in compliance with all of the debt covenants.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for a limited liability company owned by its California franchisee.  The Company was required to consolidate the entity holding this debt (“T-Bird”) effective January 1, 2004 upon adoption of a new accounting standard (see Note 13 of Notes to Unaudited Consolidated Financial Statements).  At September 30, 2004, the outstanding balance on the line of credit was $29,293,000 and is included in the Company’s Consolidated Balance Sheet.  The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $235,000 as of September 30, 2004.  As of December 31, 2003, the outstanding balance was approximately $28,583,000, and was disclosed as a guarantee, but was not consolidated in the Company’s financial statements.  The line of credit bears interest at rates ranging from 57.5 to 95.0 basis points over LIBOR based on T-Bird’s ratio of consolidated debt to EBITDA, as defined by the line of credit agreement.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Long-term Debt (continued)

DEBT GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under the guarantee.  FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company has complied with the disclosure requirements and did not have any modifications of outstanding guarantees subsequent to December 31, 2002 through September 30, 2004.  The Company has the following outstanding debt guarantees, all of which existed prior to December 31, 2002, that could require recognition in the Consolidated Financial Statements if future modifications occur or upon renewal of the guarantee.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000, maturing in December 2004, for its joint venture partner in the development of Roy’s restaurants. At September 30, 2004 and December 31, 2003, the outstanding balance was approximately $21,778,000 and $21,435,000, respectively.

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. At September 30, 2004 and December 31, 2003, the outstanding balance and our guarantee on the note were approximately $66,550,000 and $9,244,000, respectively.

The Company’s contractual unconsolidated debt guarantees as of September 30, 2004 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION

Debt guarantees	$33,979	$24,715	$9,264
Amount outstanding under debt guarantees	31,257	21,993	9,264

9.         Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)

Accrued insurance	$4,000	$4,000
Other deferred liability	1,189	1,189

	$5,189	$5,189

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

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the three and nine months ended September 30, 2004 was $28,248,000 and $120,286,000, respectively, which included the effect of losses from translation adjustments of approximately $26,000 and $418,000, respectively.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On September 1, 2004, the Company acquired an additional 39% ownership interest in the joint venture that operates Fleming’s for approximately $24,300,000 in cash and $14,700,000 paid in satisfaction of amounts outstanding under loans previously made by the Company to the joint venture partners (see Note 6 of Notes to Unaudited Consolidated Financial Statements).  The Company completed this acquisition because it believes as development of new restaurants continues the additional cash flows provided from 90% ownership of this joint venture will meet its internally required rate of return and provide additional shareholder value.  Since the date of acquisition, the Company has reduced the minority partners’ remaining interest to 10% in the consolidated financial statements.  The Company has not yet completed the allocation of the purchase price, as independent appraisals of certain tangible and intangible assets are not yet complete.  The preliminary allocation of the purchase price resulted in tax-deductible goodwill of approximately $18,663,000.

On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

12.        Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

Net income	$28,274	$37,591	$120,704	$124,868
Basic weighted average number of common shares outstanding	73,896	75,099	74,223	75,415
Basic earnings per common share	$0.38	$0.50	$1.63	$1.66
Effect of dilutive stock options	2,973	3,255	3,559	2,918
Diluted weighted average number of common shares outstanding	76,869	78,354	77,782	78,333
Diluted earnings per common share	$0.37	$0.48	$1.55	$1.59

Diluted earnings per common share excludes antidilutive stock options of approximately 2,541,000 and 15,000 for the third quarter of 2004 and 2003, respectively, and approximately 1,678,000 and 802,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) have historically been consolidated by the Company.  These ventures were considered variable interest entities under the provisions of FIN 46 upon adoption of that interpretation, and the Company continued consolidating them after January 1, 2004.  The Roy’s JV restaurant system consists of 14 restaurants as of September 30, 2004.  On September 1, 2004, the Company acquired an additional 39% interest in the LLC and the venture is no longer considered a variable interest entity.  However, the Company continues to consolidate the LLC according to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

The Company has ownership interests in 33 individual joint ventures that were previously reported by the Company as unconsolidated development joint ventures.  As of January 1, 2004, the Company consolidated those joint ventures, which consist of 29 Carrabba's Italian Grills, two Outback Steakhouses, one Roy’s and one Bonefish Grill, as it is the primary beneficiary of those entities.  The Company has ownership interests in 12 individual 50/50 joint ventures that remain unconsolidated upon adoption of FIN 46, as the Company was not deemed the primary beneficiary.

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

The Company is a franchisor of 146 restaurants as of September 30, 2004, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship.  These franchise relationships were not deemed variable interest entities and were not consolidated upon adoption of FIN 46.  However, the Company guarantees an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for an entity affiliated with its California franchisees (see Note 8 of Notes to Unaudited Consolidated Financial Statements).  The limited liability company that holds this line of credit was deemed to be a variable interest entity and was consolidated by the Company effective January 1, 2004.  This entity draws on its line of credit to loan funds to entities in California to purchase and/or build land and buildings for lease to individual Outback Steakhouse franchisees.  Therefore, it holds as collateral the notes receivable and underlying assets from these corporations in offsetting amounts to the debt owed to the bank, which are both now included in the Company’s Consolidated Balance Sheets and Statements of Income beginning January 1, 2004 and for the quarter and nine months ended September 30, 2004.

OUTBACK STEAKHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.        Recently Issued Financial Accounting Standards (continued)

“Consolidation of Variable Interest Entities” (continued)

The following table reflects the approximate effect of consolidation of the above entities on the Company’s Unaudited Consolidated Statement of Income for the nine months ended September 30, 2004 and Unaudited Consolidated Balance Sheet as of January 1, 2004 (in thousands):

Revenues	$63,889
Income from operations of unconsolidated affiliates	(3,179)
Elimination of minority partners’ interest	2,835
Net income	-
Basic and diluted earnings per common share	-
Current assets	2,845
Property, fixtures and equipment, net	25,206
Current liabilities	5,858
Interest of minority partners in consolidated partnerships	6,148

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

In January 2004, one of the cofounders of Bonefish Grill died.  Under the terms of the Bonefish agreements, the Company will purchase the ownership interest of this founder in the Bonefish partnership.  The purchase price of the ownership interest will be assessed at the fair market value of actual restaurants open and in operation at the time of purchase, estimated to be approximately $9,000,000.

15.        Subsequent Events

On October 14, 2004, the Company raised $1.6 million for Dine Out for Disaster Relief, a fund-raising event sponsored by the Florida Restaurant Association to provide relief to victims of the hurricanes in August and September. The Company contributed 100% of customer purchases on that date in its Florida restaurants, approximately 150 locations. The Company will take a charge to earnings for its contribution in the quarter ending December 31, 2004.

On October 27, 2004, the Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend is payable December 3, 2004 to shareholders of record as of November 19, 2004.

On October 20, 2004, the Company agreed to assign its designation rights for 25 of the Chi-Chi’s properties to a third party for $9,975,000.  (See Note 6 of Notes to Unaudited Consolidated Financial Statements).

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

Overview

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, over 1,000 system-wide restaurants and 2003 annual revenues for Company-owned stores exceeding $2.7 billion.  We operate in all 50 states and in 20 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises.  Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands.  This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs.  Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment.  Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality and fluctuating costs.  Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a store such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs.  The combination of these factors underscores our initiatives to drive increased sales at existing stores in order to raise margins and profits, because the incremental sales contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a store is very high.  We are not a company focused on growth in the number of restaurants just to generate additional sales.  Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

Promotion of our Outback Steakhouse and Carrabba's Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand.  We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable.  We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands.  We do not run price specials or attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry.  Our advertising dollars are targeted to promote and maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts.  Our marketing strategy of getting people to visit frequently and also recommend our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Our consolidated operating results are affected by the growth of our newer brands.  As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics.  Labor and related expenses are higher at our new format stores than have typically been experienced at Outback Steakhouses.  However, cost of sales at those stores is lower than those at Outback.  These trends are expected to continue with our planned development of stores in 2004 and 2005.

Our industry’s challenges and risks include, but are not limited to, the potential for government regulation, the availability of employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing.  We have provided information in our Outlook section that outlines our current beliefs regarding the anticipated changes to our operations resulting from increased beef prices and other commodity costs, continued preopening expenses from the development of new restaurants and our expansion strategy, among other factors that may affect our results in the remainder of 2004.

Results of Operations (unaudited)

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,

	2004	2003		2004	2003

Revenues
Restaurant sales	99.4%	99.4%		99.4%	99.3%
Other revenues	0.6	0.6		0.6	0.7

Total revenues	100.0	100.0		100.0	100.0
Costs and expenses
Cost of sales (1)	36.8	36.4		36.5	36.2
Labor & other related (1)	25.1	24.6		24.8	24.6
Other restaurant operating (1)	22.4	21.3		21.5	21.0
Distribution expense to employee partners, excluding stock expense (1)	2.2	2.1		2.3	2.2
Employee partner stock buyout expense (1)	0.2	0.2		0.2	0.2
Depreciation and amortization	3.3	3.2		3.1	3.1
General & administrative	4.3	3.9		3.9	3.7
Hurricane property and inventory losses	0.4	-		0.1	-
Provision for impaired assets and restaurant closings	0.3	0.8		0.1	0.3
Income from operations of unconsolidated affiliates	(0.1)	(0.2)		(* )	(0.2)
Total costs and expenses	94.4	91.7		92.0	90.5

Income from operations	5.6	8.3		8.0	9.5
Other income (expense), net	(* )	(*	)	(0.1)	(* )
Interest income	*	*		*	0.1
Interest expense	(0.1)	(*	)	(0.1)	(0.1)

Income before elimination of minority partners' interest and income taxes	5.5	8.3		7.8	9.5
Elimination of minority partners' interest	0.1	(*	)	0.3	0.1

Income before provision for income taxes	5.4	8.3		7.5	9.4
Provision for income taxes	1.9	2.8		2.6	3.2

Net income	3.5%	5.5%		4.9%	6.2%

____________
(1) As a percentage of restaurant sales.
* Less than 1/10 of one percent of total revenues

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

System-wide sales grew by 10.4% for the quarter ended September 30, 2004 and 13.1% for the nine months ended September 30, 2004.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, are provided below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$550	$522	$1,702	$1,557
International	50	31	125	77

Total	600	553	1,827	1,634
Carrabba's Italian Grills	121	78	368	235
Other restaurants	78	50	238	143

Total Company-owned restaurant sales	$799	$681	$2,433	$2,012

The following information presents sales for franchised and unconsolidated development joint venture restaurants.  These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total income.  Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percent of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of the changes in the restaurant system, which we believe is important information regarding the health of our restaurant brands.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$66	$86	$244	$285
International	25	19	70	63

Total	91	105	314	348
Carrabba's Italian Grills	-	22	-	67
Other restaurants	3	1	9	10

Total franchise and development joint venture sales (1)	$94	$128	$323	$425

Income from franchise and development joint ventures (2)	$5	$5	$15	$18

____________
(1) Franchise and development joint venture sales are not included in Company revenues as reported in our
Consolidated Statements of Income.
(2) Represents the franchise royalty and portion of total income included in our Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited) (continued)

	SEPTEMBER 30,

	2004		2003

Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	645	(1)	616
Company-owned - international	67		49
Franchised and development joint venture- domestic	100	(1)	101
Franchised and development joint venture- international	54		48

Total	866		814

Carrabba's Italian Grills
Company-owned	163	(1)	104
Development joint venture	-	(1)	29

Total	163		133

Bonefish Grills
Company-owned	47	(1)	25
Franchised and development joint venture	4	(1)	4

Total	51		29

Fleming’s Prime Steakhouse and Wine Bars
Company-owned	27		21

Roy’s
Company-owned	18	(1)	17
Franchised and development joint venture	-	(1)	1

Total	18		18

Lee Roy Selmon’s
Company-owned	2		2

Cheeseburger in Paradise
Company-owned	5		1

Paul Lee's Chinese Kitchen
Company-owned	1		-

System-wide total	1,133		1,018

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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003 (unaudited)

REVENUES

Restaurant sales.  Restaurant sales increased by 17.3% to $798,618,000 during the third quarter of 2004 compared with $680,919,000 in the same period in 2003.  In addition to increases in sales at existing restaurants, the increase in restaurant sales was partially attributable to the following: additional revenues of approximately $72,771,000 from the opening of new restaurants after September 30, 2003; an increase of approximately $19,526,000 resulting from the consolidation of 33 joint venture stores due to implementation of a new accounting pronouncement effective January 1, 2004; and revenues of approximately $5,802,000 from the acquisition of minority partner interests in certain Carrabba's Italian Grills in March 2004.  The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the three months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2004	2003

Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$65,513	$64,546
Carrabba's Italian Grills	57,834	57,050
Fleming's Prime Steakhouse and Wine Bars	82,379	64,619
Roy's	58,392	53,006
Bonefish Grills	55,121	55,347
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$60,051	$62,715
Carrabba's Italian Grills	55,041	57,669
Fleming's Prime Steakhouse and Wine Bars	64,955	66,952
Roy's	n/a	65,101
Bonefish Grills	54,795	57,375
Operating weeks:
Outback Steakhouses	8,421	7,971
Carrabba's Italian Grills	2,108	1,363
Fleming's Prime Steakhouse and Wine Bars	331	259
Roy's	237	215
Bonefish Grills	569	310
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	2.2%	1.0%
Carrabba's Italian Grills	2.0%	0.0%
Bonefish Grills	3.0%	0.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	0.9%	1.2%
Carrabba's Italian Grills	0.9%	0.3%
Fleming's Prime Steakhouse and Wine Bars	13.9%	14.5%
Roy's	5.2%	4.6%
Bonefish Grills	-1.1%	2.8%
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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003 (unaudited) (continued)

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased by $504,000 to $4,924,000 for the third quarter of 2004, compared with 2003.  Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003, which resulted in a decline in franchise fee revenue (we now record 100% of the restaurants’ revenues as Company-owned restaurants), increased royalties from international franchisees offset the decline.

COSTS AND EXPENSES

Cost of sales.  Cost of sales, consisting of food and beverage costs, increased 0.4% to 36.8% as a percentage of restaurant sales in the third quarter of 2004, compared with the same period in 2003.  Increases in cost of sales resulted from commodity cost increases for dairy and beef, which were partially offset by favorable product mix shifts away from higher cost steaks at domestic Outback Steakhouses as well as an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses.

Labor and other related expenses.  Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below.  Labor and other related expenses as a percentage of restaurant sales increased 0.5% to 25.1% in the third quarter of 2004 compared with 24.6% in the same period in 2003.  This increase is attributable to higher employee heath insurance costs resulting from increases in claims paid.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.1% to 22.4% as a percentage of restaurant sales in the third quarter of 2004, compared with the same period in 2003.  Increased other restaurant operating expenses resulted from higher utilities and occupancy costs, increased preopening expenses compared to the third quarter of 2003 and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.

Distribution expense to employee partners, excluding stock expense.  Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs increased 0.1% as a percentage of restaurant sales to 2.2% in the third quarter of 2004, compared with the same period in 2003.  The increase was attributable to higher cash buyout costs of managing partners occurring in 2004 compared to the same period in 2003, offset by decreased operating margins across the consolidated brands.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense was flat as a percentage of restaurant sales at 0.2% of restaurant sales for the third quarter of 2004, compared with the same period in 2003.

Depreciation and amortization.  Depreciation and amortization costs increased 0.1% as a percentage of total revenues to 3.3% in the third quarter of 2004 compared to the same period in 2003.  Higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse, resulted in the increase of depreciation expense as a percentage of total revenues.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003 (unaudited) (continued)

General and administrative.  General and administrative costs increased by $7,196,000 to $34,181,000 in the third quarter of 2004 compared with $26,985,000 during the same period in 2003. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from approximately $1,200,000 in consulting fees paid for supply chain management projects, $470,000 in fees associated with Sarbanes-Oxley certification and other accounting costs, $160,000 in carrying costs on the Chi-Chi’s properties and costs associated with the development of new restaurant formats, including approximately $640,000 associated with the start-up of Paul Lee’s Chinese Kitchen.

Hurricane property and inventory losses.  Hurricane property and inventory losses of $3,024,000 includes the physical damage costs of the four hurricanes and associated severe weather that occurred in the southeastern United States in August and September 2004.  Property and inventory losses include approximately $1,300,000 for the write-off of our Cayman Island Outback Steakhouse, which was completely destroyed by a hurricane and will not reopen.

Provision for impaired assets and restaurant closings.  Provision for impaired assets and restaurant closings of approximately $2,394,000 included approximately $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan, and $86,000 for one Carrabba's Italian Grill restaurant closing in Georgia.  During the third quarter of 2003, we recorded a provision for impaired assets and restaurant closings of approximately $5,319,000, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, and approximately $1,944,000 for one Fleming's Prime Steakhouse and Wine Bar closing in Dallas.  The remainder of the 2003 provision was for the reduction in carrying value of five domestic Outback Steakhouses.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures.  Income from development joint ventures was $407,000 during the third quarter of 2004 compared with $1,543,000 during the same period in 2003. This decrease was attributable to the consolidation of 33 previously unconsolidated joint venture restaurants effective January 1, 2004 upon adoption of FIN 46.  Approximately $1,209,000 of income recorded in this line item in the third quarter of 2003 did not recur in the same period in 2004 since, upon consolidation, the results of those 33 stores were included in all other lines of the Consolidated Statement of Income.

Income from operations.  As a result of the increase in revenues, the opening of new restaurants subsequent to June 30, 2003, and the changes in the relationships between revenues and expenses discussed above, including the approximately $1,753,000 impact of consolidation of 33 joint ventures, income from operations decreased by $11,793,000 to $45,291,000 in the third quarter of 2004 compared with $57,084,000 in the same period in 2003.

Other income (expense), net.  Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $370,000 during the third quarter of 2004 compared with $191,000 in the same period in 2003.  The increase in net other income expense in 2004 is primarily the result of changes in the cash surrender value of certain life insurance policies.

Interest income.  Interest income was $337,000 during the third quarter of 2004 compared with $192,000 in the same period in 2003.  Interest income increased due to higher interest rates on short-term investment balances during the third quarter of 2004 compared with the same period in 2003, and also by the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest income included in our Consolidated Statement of Income for the quarter ended September 30, 2004, included approximately $147,000 of income from notes receivable held by this entity.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003 (unaudited) (continued)

Interest expense.  Interest expense was $1,009,000 during the third quarter of 2004 compared with $487,000 in the same period in 2003.  The increase in interest expense was due to higher average debt balances during the third quarter of 2004 compared with the third quarter of 2003.  Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest expense included in our Consolidated Statement of Income for the quarter ended September 30, 2004, included approximately $147,000 of expense from outstanding borrowings on the line of credit held by this entity.

Elimination of minority partners' interest.  This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests.  As a percentage of revenues, minority partners’ income was 0.1% and less than 0.1% during the quarters ended September 30, 2004 and 2003, respectively.  The increase in the ratio is the result of consolidation of 33 joint venture stores as of January 1, 2004, which increased minority partner interest by approximately $840,000, or about 0.1% as a percentage of revenues, and the remainder by an increase in Fleming’s restaurant operating margins, partially offset by the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes.  The provision for income taxes in the third quarter of both 2004 and 2003 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.7% during the third quarter of 2004 and 33.9% during the third quarter of 2003.  The increase in the rate resulted from a decrease in the percentage of FICA tax credits for employee-reported tips during 2004.  Approximately 24% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share.  Net income for the third quarter of 2004 was $28,274,000 compared with $37,591,000 in the same period in 2003. Basic earnings per share decreased to $0.38 during the third quarter of 2004 compared with $0.50 for the same period in 2003 as a result of the decrease in net income, partially offset by a decrease in basic weighted average shares outstanding of approximately 1,203,000 shares.  The decrease in basic weighted average shares outstanding for the quarter ended September 30, 2004 compared with September 30, 2003 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans.  Diluted earnings per share decreased to $0.37 during the third quarter of 2004 compared with $0.48 for the same period in 2003 as a result of the decrease in net income.  This decline was partially offset by a decrease in diluted weighted average shares outstanding of approximately 1,485,000 shares, primarily as a result of common stock repurchases.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2004 and 2003 (unaudited)

REVENUES

Restaurant sales.  Restaurant sales increased by 20.9% to $2,433,075,000 during the first nine months of 2004 compared with $2,011,716,000 in the same period in 2003.  In addition to increases in sales at existing restaurants, the increase in restaurant sales was partially attributable to the following: additional revenues of approximately $159,665,000 from the opening of new restaurants after September 30, 2003; an increase of approximately $63,889,000 resulting from the consolidation of 33 joint venture stores due to implementation of a new accounting pronouncement effective January 1, 2004; and revenues of approximately $14,018,000 from the acquisition of minority partner interests in certain Carrabba's Italian Grills in March 2004.  The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the nine months ended September 30, 2004 and 2003:

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2004	2003

Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$68,857	$66,716
Carrabba's Italian Grills	61,092	61,207
Fleming's Prime Steakhouse and Wine Bars	90,765	74,907
Roy's	68,459	60,933
Bonefish Grills	64,229	61,930
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$61,822	$64,707
Carrabba's Italian Grills	58,817	58,337
Fleming's Prime Steakhouse and Wine Bars	66,662	77,875
Roy's	62,298	63,245
Bonefish Grills	59,079	56,597
Operating weeks:
Outback Steakhouses	24,783	23,009
Carrabba's Italian Grills	6,066	3,883
Fleming's Prime Steakhouse and Wine Bars	919	724
Roy's	705	603
Bonefish Grills	1,530	707
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	2.2%	1.4%
Carrabba's Italian Grills	1.6%	0.9%
Bonefish Grills	3.2%	0.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	3.2%	1.5%
Carrabba's Italian Grills	2.8%	0.9%
Fleming's Prime Steakhouse and Wine Bars	17.1%	12.5%
Roy's	12.1%	0.1%
Bonefish Grills	8.5%	2.4%
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

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2004 and 2003 (unaudited) (continued)

Other revenues.  Other revenues, consisting primarily of initial franchise fees and royalties, increased approximately $358,000 for the first nine months of 2004, compared with 2003.  Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003, which resulted in a decline in franchise fee revenue (we now record 100% of the restaurants’ revenues as Company-owned restaurants), increased royalties from international franchisees offset the decline.

COSTS AND EXPENSES

Cost of sales.  Cost of sales, consisting of food and beverage costs, increased 0.3% to 36.5% as a percentage of restaurant sales in the first nine months of 2004 compared with the same period in 2003.  Increases in cost of sales resulted primarily from commodity cost increases for beef and dairy, partially offset by favorable product mix shifts away from higher cost steaks at domestic Outback Steakhouses as well as an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses.

Labor and other related expenses.  Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below.  Labor and other related expenses as a percentage of restaurant sales increased 0.2% to 24.8% in the first nine months of 2004 compared with 24.6% in the same period in 2003.  Higher average unit volumes and increased productivity in most of our brands was offset by increases in employee health insurance expense resulting from higher health claims paid, higher state unemployment taxes and workers’ compensation expense for the first nine months of 2004.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 0.5% to 21.5% of restaurant sales in the first nine months of 2004, compared with 21.0% in the same period in 2003.  Increased other restaurant operating expenses resulted from increased advertising expense for Carrabba's, higher property taxes and rent, increased preopening expenses compared to the first nine months of 2003 and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba’s Italian Grills.

Distribution expense to employee partners, excluding stock expense.  Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners’ rights in the cash flows of their restaurants.  These costs increased 0.1% as a percentage of restaurant sales to 2.3% in the first nine months of 2004, compared with 2.2% in the same period in 2003.  The increase was attributable to higher cash buyout costs of managing partners occurring in 2004 compared to the same period in 2003, offset by decreased operating margins across the consolidated brands.

Employee partner stock buyout expense.  Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants.  Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant.  Employee partner stock buyout expense as a percentage of restaurant sales remained flat at 0.2% for the first nine months of 2004, compared with the same period in 2003.

Depreciation and amortization.  Depreciation and amortization costs were flat as a percentage of total revenues in the first nine months of 2004 compared to the same period in 2003.  Higher average unit volumes across the consolidated brands offset higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2004 and 2003 (unaudited) (continued)

General and administrative.  General and administrative costs increased by $21,373,000 to $95,836,000 in the first nine months of 2004 compared with $74,463,000 during the same period in 2003. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming’s Prime Steakhouses, Roy’s and Bonefish Grills.  Additionally, the increase resulted from approximately $3,600,000 in consulting fees paid for supply chain management projects, approximately $600,000 in payroll taxes associated with additional stock option exercises in the first quarter of 2004, $470,000 in fees associated with Sarbanes-Oxley certification and other accounting costs, $160,000 in carrying costs on the Chi-Chi’s properties, and costs associated with the development of new restaurant formats, including approximately $1,540,000 associated with the start-up of Paul Lee’s Chinese Kitchen.

Income from operations of unconsolidated affiliates.  Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures.  Income from development joint ventures was $1,067,000 during the first nine months of 2004 compared with $4,482,000 during the same period in 2003. This decrease was attributable to the consolidation of 33 previously unconsolidated joint venture restaurants effective January 1, 2004 upon adoption of FIN 46.  Approximately $3,544,000 of income recorded in this line item in the first nine months of 2003 did not recur in the same period in 2004 since, upon consolidation, the results of those 33 stores were included in all other lines of the Consolidated Statement of Income.

Income from operations.  As a result of the increase in revenues, the opening of new restaurants subsequent to September 30, 2003, and the changes in the relationships between revenues and expenses discussed above, including the approximately $5,860,000 impact of consolidation of 33 joint ventures, income from operations increased by $2,765,000 to $196,031,000 in the first nine months of 2004 compared with $193,266,000 in the same period in 2003.

Other income (expense), net.  Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $1,459,000 during the first nine months of 2004 compared with $781,000 in the same period in 2003.  The change in net other expense in 2004 is primarily the result of changes in the cash surrender value of certain life insurance policies from a gain of approximately $442,000 in the first nine months of 2003 to a loss of approximately $321,000 in the same period in 2004.

Interest income.  Interest income was $947,000 during the first nine months of 2004 compared with $1,165,000 in the same period in 2003.  Interest income decreased due to lower short-term investment balances during the first nine months of 2004 compared with the same period in 2003.  The decrease in interest income was partially offset by the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest income included in our Consolidated Statement of Income for the nine months ended September 30, 2004, included approximately $387,000 of income from notes receivable held by this entity.

Interest expense.  Interest expense was $2,408,000 during the first nine months of 2004 compared with $1,264,000 in the same period in 2003.  The increase in interest expense is due to higher average debt balances.  Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46.  Interest expense included in our Consolidated Statement of Income for the nine months ended September 30, 2004, included approximately $387,000 of expense from outstanding borrowings on the line of credit held by this entity.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2004 and 2003 (unaudited) (continued)

Elimination of minority partners' interest.   This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests.  As a percentage of revenues, minority partners’ income was 0.3% and 0.1% during the nine months ended September 30, 2004 and 2003, respectively.  The increase in the ratio is the result of consolidation of 33 joint venture stores as of January 1, 2004, which increased minority partner income by approximately $2,830,000, or about 0.1% as a percentage of sales, and the remainder by an improvement in the performance of new format restaurants, which have a higher percentage of minority interest than our older formats.

Provision for income taxes.   The provision for income taxes in the first nine months of both 2004 and 2003 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.7% during the first nine months of 2004 and 34.5% during the first nine months of 2003.  Approximately 24% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share.  Net income for the first nine months of 2004 was $120,704,000 compared with $124,868,000 in the same period in 2003.  Basic earnings per share decreased $0.03 as a result of the decrease in net income partially offset by a decrease in basic weighted average shares outstanding of approximately 1,192,000 shares.  The decrease in basic weighted average shares outstanding for the nine months ended September 30, 2004 compared with September 30, 2003 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans.  Diluted earnings per share decreased $0.04 during the first nine months of 2004 compared with the same period in 2003.  Diluted weighted average shares outstanding decreased by approximately 551,000 shares, primarily as a result of common stock repurchases, partially offset by an increase in the dilutive effect of stock options outstanding resulting from an increase in the average trading prices of our common stock during the first nine months of 2004.

Liquidity and Capital Resources (unaudited)

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2004	2003

Net cash provided by operating activities	$199,216	$126,697
Net cash used in investing activities	(236,598)	(173,794)
Net cash provided by (used in) financing activities	144	(66,339)

Net decrease in cash and cash equivalents	$(37,238)	$(113,436)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners.  We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation).  We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program.  Capital expenditures totaled approximately $194,754,000 for the year ended December 31, 2003 and approximately $181,141,000 and $135,379,000 during the first nine months of 2004 and 2003, respectively.  We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly.  The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decrease in revenues of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2003 (in thousands):

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

Through September 1, 2004, we had an agreement to develop and operate Fleming’s Prime Steakhouse and Wine Bars (“Fleming’s”) with our partners in the Outback/Fleming’s, LLC (the “LLC”, which is a consolidated entity).  As of December 31, 2003, we had loaned approximately $16,245,000 to our operating partners for their share of capital to build new restaurants beyond the initial capital contributed by us pursuant to the LLC agreement.  We had a 51% ownership interest in the LLC, and were subject to a purchase or sale option to purchase an additional 39% in the LLC after the twentieth restaurant was opened.  The LLC opened its twentieth restaurant in 2004 and on September 1, 2004 we exercised our purchase option.  The loans were satisfied as part of the purchase and were not outstanding at September 30, 2004.  We do not expect to make any additional loans to our partners for their remaining 10% interest in the LLC.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants, which is included in our Consolidated Financial Statements.  Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, $4,025,000 of which had been expended as of September 30, 2004.  Additionally, we are subject to a purchase or sale option if for eighteen consecutive months there is no restaurant development, whereby our partner may purchase our interest in the LLC for five times the restaurant cash flows for the immediately preceding twelve months.

On August 3, 2004, we were approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates.  Our objective in acquiring these rights is to have access to restaurant sites for conversion to one of our own concepts under our current expansion plans.  The properties include 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases.  The properties include any real property, furniture, fixtures and equipment and liquor licenses.  The designation rights allow us to transfer properties to ourselves, to transfer properties to others or to require Chi-Chi’s to retain properties.  The right to designate properties will expire one year from the date of closing, which occurred September 20, 2004.  The purchase price for the designation rights was $42,500,000.  We are responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.

Prior to September 30, Chi-Chi’s exercised a right to exclude one property from the designation rights listing.  We received a $1,100,000 payment from Chi-Chi’s in October 2004, which reduced our total purchase price for the remaining 75 properties.  Additionally, in October 2004, we completed an assignment to a third party of our designation rights for 25 properties in exchange for $9,975,000.  The third party will pay the carrying costs on these properties from the closing date until the property is designated for transfer.  Therefore, after this transaction 50 properties remain under our original designation rights agreement as described above.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007.   The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day LIBOR rate (ranging from 1.84% to 2.17% at September 30, 2004).  At September 30, 2004 the unused portion of the line of credit was $55,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0.  At September 30, 2004, we were in compliance with these debt covenants.

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit.  The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.  Approximately $11,782,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at September 30, 2004 and December 31, 2003, respectively, as required by insurance companies that underwrite our workers’ compensation insurance and also where required for construction of new restaurants.  The remaining $8,218,000 at September 30, 2004 is available.

As of September 30, 2004, we had approximately $6,600,000 of notes payable at interest rates ranging from 2.07% to 7.00%.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.90% to 7.00% to finance development of our restaurants in Korea.  The notes are denominated and payable in Korean won and mature at dates ranging from October 2004 to September 2005.  As of September 30, 2004 and December 31, 2003, the outstanding balance was approximately $26,884,000 and $21,130,000, respectively.  Certain of the notes payable are collateralized by lease and other deposits.  At September 30, 2004 and December 31, 2003, collateralized notes totaled approximately $21,985,000 and $16,490,000, respectively.

In April 2003, we obtained a controlling interest in our franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction we became directly liable for notes outstanding that we had previously guaranteed.  The notes are payable to banks, collateralized by lease deposits of approximately $3,400,000 and letters of credit and bear interest at rates ranging from 0.95% to 1.88%.  The notes are denominated and payable in Japanese yen, with outstanding balances maturing in October 2004 and March 2005.  As of September 30, 2004 and December 31, 2003, outstanding balances totaled approximately $6,493,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR.  The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007.  As of September 30, 2004 and December 31, 2003, Outback Japan had borrowed approximately $9,701,000 and $5,648,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws maturing from December 2004 to February 2005.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of September 30, 2004, we were in compliance with all of the debt covenants.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

CREDIT FACILITIES (continued)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable.  The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of September 30, 2004, Outback Japan had borrowed approximately $6,209,000 on the line of credit at an average interest rate of 0.76%, with draws maturing from October 2004 to March 2005.  The revolving line of credit contains certain restrictions and conditions as defined in the agreement.  As of September 30, 2004, we were in compliance with all of the debt covenants.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2004, for a limited liability company, T-Bird, owned by our California franchisee.  The line of credit bears interest at rates ranging from 57.5 to 95.0 basis points over LIBOR based on T-Bird’s ratio of consolidated debt to EBITDA, as defined by the line of credit agreement.  We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46.  At September 30, 2004, the outstanding balance on the line of credit was approximately $29,293,000 and is included in our Consolidated Balance Sheet.  We also guarantee additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $235,000 as of September 30, 2004.  We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the borrowing agreement that would result in us having to perform in accordance with the terms of the guarantee.  If a default under the line of credit were to occur and cause us to perform under the guarantee obligation, we have the right to call into default all of our franchisees in California and exercise any rights and remedies under those agreements as well as the rights to the notes and assets which underlie the loans T-Bird has made to individual corporations in California which own the land and/or building for those franchise locations.

We expect that our capital requirements through the end of 2004 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000.  Based upon provisions of the line of credit agreement as of April 27, 2004 and operating data and outstanding borrowings as of and through September 30, 2004, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $130,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 15%.  In addition, based upon provisions of the line of credit agreement as of April 27, 2004, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $375,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 40%; or (iii) our net worth decreased approximately 35%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner in the development of Roy’s restaurants. At September 30, 2004, the outstanding balance was approximately $21,778,000.

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At September 30, 2004, the outstanding balance on the note and our guarantee on the note were approximately $66,550,000 and $9,244,000, respectively.  Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made five additional working capital contributions, $667,000 in December 2001, $444,000 in July 2002, $333,000 in August 2003, $133,000 in January 2004 and $667,000 in September 2004 in addition to our original investment. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (unaudited) (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises.  On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises.  We will fund the repurchase program with available cash and bank credit facilities.  During the period from the authorization date through September 30, 2004, approximately 6,346,000 shares of our common stock have been issued as the result of stock option exercises. As of September 30, 2004, under these authorizations we have repurchased approximately 11,569,000 shares of our common stock for approximately $389,659,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2003 and 2004:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock

January 22, 2003	February 21, 2003	March 7, 2003	$0.12
April 23, 2003	May 23, 2003	June 6, 2003	$0.12
July 23, 2003	August 22, 2003	September 5, 2003	$0.12
October 22, 2003	November 21, 2003	December 5, 2003	$0.13
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	$0.13
July 21, 2004	August 20, 2004	September 3, 2004	$0.13
October 27, 2004	November 19, 2004	December 3, 2004	$0.13

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

Impairment of Long-Lived Assets

We assess the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset.  In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

a)	Restaurant sales and cash flow trends;
b)	Local competition;
c)	Changing demographic profiles;
d)	Local economic conditions;
e)	New laws and government regulations that adversely affect sales and profits; and
f)	The ability to recruit and train skilled restaurant employees.

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

&n bsp;
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

2004 Revenue.  During the three-month period ended September 30, 2004, compared with the same period a year ago, average unit volumes increased by approximately 0.7% for domestic Company-owned Outback Steakhouses and increased by approximately 0.2% for domestic Company-owned Carrabba’s Italian Grills.  Average unit volumes for Carrabba’s includes the effect of the consolidation of 29 joint venture stores upon adoption of FIN 46.  Therefore, on a comparative basis, it is more appropriate to use the system-wide Carrabba's average of a decrease of 0.4%, which includes revenues from both periods for all stores, which are now included as Company-owned.  For the fourth quarter of 2004, average unit volumes for Carrabba's Italian Grills are expected to increase 2% to 3%, and average unit volumes for Outback Steakhouses are anticipated to increase 2%.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

During the quarter ended September 30, 2004, compared with the same period in 2003, average unit volumes for Fleming's Prime Steakhouse and Wine Bar increased 10.7%, Roy’s increased 3.9% and Bonefish Grills’ average unit volumes decreased 3.3%.  Since there will be openings of new Fleming’s in the fourth quarter we estimate 8% to 10% increases in average unit volumes for that concept, as lower volumes at the new stores will offset the significant increases experienced through the first nine months of the year.  We are also estimating fourth quarter increases in Roy’s average unit volumes of 3% to 4% based on results achieved in the first nine months of the year.  We estimate fourth quarter average unit volumes for Bonefish Grill to range between flat and increasing 1% based on the opening schedule for the remainder of the year and results in the third quarter of 2004.

2004 Cost of Revenue.  As a result of marked increases in dairy prices, particularly butter, and higher costs in certain meat contracts, partially offset by favorable product mix shifts and menu pricing, we now expect cost of goods sold as a percentage of restaurant sales in the fourth quarter to be 40 to 50 basis points higher than the comparable period last year.

2004 Labor Costs.  As more of the new format restaurants (Roy’s, Fleming’s and Bonefish Grills) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s.  However, we anticipate that increases in average unit volumes for our more mature formats will leverage costs as a percentage of restaurant sales.  Because of higher health insurance costs and lower than expected average unit volumes at Outback and Carrabba's in the third quarter of 2004, we expect labor costs as a percentage of restaurant sales for the fourth quarter to increase 10 to 20 basis points from the comparable period last year.

2004 Restaurant Operating Expenses.  Because we will continue to incur preopening costs to open approximately seven more new restaurants in the fourth quarter of 2004 compared with 2003 and due to rising utility and occupancy costs, we expect restaurant operating expenses as a percentage of restaurant sales in the fourth quarter to increase 50 to 60 basis points over the comparable period last year.

2004 Distribution Expense to Employee Partners.  Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands.  We are currently planning for distribution expense as a percentage of total sales to be flat to up 10 basis points in the fourth quarter of 2004 from the comparable period last year.

2004 General and Administrative Costs.  As a result of expected decreases in supply chain management consulting fees from third quarter and sales leverage from expected increases in average unit volumes, we expect general and administrative costs to be flat to down 10 basis points in the fourth quarter of 2004 from the comparable period last year.

We are now planning for the remainder of 2004 for all other expense ratio variances to be comparable to those experienced in and reported for the first nine months of 2004.

2005 Operating Results

2005 Revenue.  We plan to grow revenues in 2005 by opening additional restaurants and increasing comparable store sales in all brands.  Our expansion plans are summarized in this section.  Based upon current economic conditions, we are currently planning for average unit volumes for both Outback Steakhouses and Carrabba’s Italian Grills to increase by approximately 2% to 3% during 2005 compared with 2004 because of traffic increases of approximately 1% and price increases taken in 2003.  We are also currently planning for average unit volumes to increase by approximately 3% to 5% for Fleming’s Prime Steakhouse, to increase approximately 3% to 4% for Roy’s and to remain flat for Bonefish Grill.  We will also reevaluate menu pricing for our brands periodically and may change prices as economic and commodity conditions dictate.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

2005 Operating Results (continued)

2005 Cost of Revenue.  Based upon current and anticipated commodity markets, we are expecting unfavorable beef, chicken, produce and pork rib pricing versus 2004, which will be offset by anticipated favorable pricing of certain other commodities, including dairy.  Cost of revenue is expected to increase in 2005, while being mitigated as new format restaurants are developed and continue to expand that have a lower cost of revenue as compared with Outback Steakhouses and Carrabba’s Italian Grills.  Although the total change in food cost is subject to several factors, such as the mix of new restaurants, commodity availability and usage and price fluctuations in commodities for which we do not have purchase contracts, the current expectation for the Company is for an increase of approximately 0.2% to 0.3% of sales for the full year.

2005 Labor Costs.  As more of the new format restaurants (primarily Roy’s and Fleming’s Prime Steakhouse) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s.  However, we anticipate that increases in average unit volumes will leverage those increased costs.  Additionally, a constitutional amendment was passed in November 2004 in the state of Florida to raise the state hourly minimum wage by $1.00 and index future minimum wage increases to inflation.  The amendment will be effective in May 2005 and we currently anticipate the higher minimum wage will increase labor costs as a percentage of restaurant sales by 0.2% in 2005.  However, we are currently evaluating the best way to offset these increased costs, including potential price increases.  Based on current expectations, total labor costs are anticipated to be up 0.2% to 0.3% of sales in 2005 compared with 2004.

2005 Restaurant Operating Expenses.  Costs incurred prior to the opening of new restaurants are expected to increase as a result of additional restaurant openings in 2005 versus 2004.  Currently, we are planning approximately 10 to 15 more new restaurant openings as compared to 2004.  Preopening expenses total approximately $150,000 for each new Company-owned and joint venture Outback Steakhouse, approximately $195,000 for each new Carrabba’s Italian Grill, approximately $125,000 for each new Bonefish Grill, and approximately $300,000 for each new Roy’s and Fleming’s Prime Steakhouse and Wine Bar.  Restaurant operating expense ratios may vary materially from quarter to quarter depending on when units open.  As a result of an increase in planned openings of new restaurants, restaurant operating expenses may increase in 2005 by 0.1% to 0.2% of restaurant sales.

2005 Distribution expense to employee partners.  Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands.  We are currently planning for distribution expense as a percentage of restaurant sales to be flat to decreasing 0.1% of sales in 2005 compared with 2004.

2005 Employee partner stock buyout expense.  The proportion of restaurants where the area operating partners’ interest is remaining to be purchased, the relative value of those interests, and the timing of buyouts all affect employee partner stock buyout expense.  As a percentage of restaurant sales, we currently anticipate expenses recorded in 2005 associated with accrued buyouts of our area operating partners to remain consistent with those experienced in 2004.

2005 Depreciation and Amortization.  We expect depreciation costs, which are directly affected by investment in fixed assets, to increase as we build new restaurants, improve and remodel existing restaurants and invest in technology.  We estimate that capital expenditures for the development of new restaurants will be approximately $275,000,000 to $300,000,000 in 2005.

2005 General and Administrative Expenses.  Based upon its current plan, we expect that total general and administrative costs will decrease by approximately 0.3% to 0.4% in 2005 compared with 2004.  The increase in costs associated with the addition of area operating partners in order to provide for expansion of new restaurant brands is expected to be leveraged in 2005, aided by lower supply costs resulting from the implementation of supply chain management improvements in 2004 and the avoidance of the consulting fees which led to those improvements.

OUTBACK STEAKHOUSE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

Expansion Strategy.  The following table presents a summary of the expected restaurant openings during:

	4th Quarter			Full Year
	2004			2005

Outback Steakhouses – Domestic
Company-owned	8	to	10	26	to	28
Franchised	2	to	3	2	to	3
Outback Steakhouses – International
Company-owned		-		10	to	12
Franchised		-		2	to	3
Carrabba’s Italian Grills
Company-owned	6	to	7	18	to	20
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	3	to	4	10	to	12
Bonefish Grills
Company-owned	12	to	14	35	to	40
Roy’s
Company-owned		-		1	to	2
Cheeseburger in Paradise
Company-owned	4	to	6	20	to	25
Paul Lee's Chinese Kitchen
Company-owned		1		6	to	8
Lee Roy Selmon’s
Company-owned		-		1	to	2

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

(iii)	Our results can be affected by consumer perception of food safety;

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt.  At September 30, 2004, outstanding borrowings under our revolving lines of credit bear interest at 62.5 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate.  The weighted average effective interest rate on the $95,000,000 outstanding balance at September 30, 2004 was 2.37%.  At September 30, 2004, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage.  The weighted average effective interest rate on the approximately $15,910,000 outstanding balance at September 30, 2004 was 0.72%.  Notes payable of approximately $6,493,000 to Japanese banks bear interest at rates ranging from 0.95% to 1.88% at September 30, 2004.  Notes payable of approximately $26,884,000 to Korean banks bear interest at rates ranging from 5.90% to 7.00% at September 30, 2004.

Our debt balance did not exceed $35,000,000 for the years ended December 31, 2002 and 2001.  At September 30, 2004 and December 31, 2003, our total debt, including consolidated guaranteed debt, was approximately $180,000,000 and $58,000,000, respectively.  Should interest rates based on our average borrowings of approximately $133,500,000 through September 30, 2004 increase by one percentage point, our estimated annual interest expense would increase by approximately $1,335,000 over amounts reported for the year ended December 31, 2003.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $22,403,000 and $26,884,000, respectively, at September 30, 2004 and to our royalties from international franchisees in 20 countries. We do not use financial instruments to hedge foreign currency exchange rate changes.  Our investments in these countries totaled approximately $22,685,000 and $21,457,000 as of September 30, 2004 and December 31, 2003, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended September 30, 2004, we issued approximately 21,700 shares of our common stock at $42.88 per share to nine area operating partners for their interests in 10 Outback Steakhouses and three Carrabba's Italian Grills.  The aggregate value of shares issued was approximately $932,000. These shares of our common stock are exempted from registration under Rule 506.

     (c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the third quarter ended September 30, 2004:

	(a)	(b)	(c)	(d)

	Total number		Total number of shares	Maximum number of shares
	of shares	Average price	purchased as part of publicly	that may yet be purchased
Period	purchased (1)	paid per share	announced programs (1)	under the programs (2)

Month #1
(July 1 to July 31)	500,000	$39.92	500,000	1,467,000
Month #2
(August 1 to August 31)	-	$-	- -	1,534,000
Month #3
(September 1 to September 30)	45,000	$40.52	45,000	1,546,000

Total	545,000	$39.97	545,000	1,546,000

____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter ended September 30, 2004.

(2)

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through September 30, 2004, approximately 6,346,000 shares of our common stock have been issued as the result of stock option exercises. As of September 30, 2004, under these authorizations we have repurchased approximately 11,569,000 shares of our common stock for approximately $389,659,000.

OUTBACK STEAKHOUSE, INC.
PART II:  OTHER INFORMATION

Item 6.  Exhibits

10.1

Designation Rights Agreement for the Purchase of Certain Designation Rights Relating to Real Estate and Leasehold Interests of Chi-Chi’s, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 3, 2004 and incorporated herein by reference)

10.2

Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., AWA III Steakhouses, Inc., and A.William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.3

Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., FPSH Limited Partnership, and Paul M. Fleming (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

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

____________

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
Date: November 9, 2004

By: /s/ Robert S. Merritt Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)