Form 10-K
period 2004-12-31
OUTBACK STEAKHOUSE INC
filed 2005-03-16
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2004
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 1-15935

OUTBACK STEAKHOUSE, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	59-3061413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)

(813) 282-1225
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 [X] Yes [ ] No

As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,660,306,000 based upon the last sales price reported for such date on the New York Stock Exchange.

As of March 10, 2005, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 73,782,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference in Part II of this report.

Portions of the Registrant's Proxy Statement of Outback Steakhouse, Inc. (“the Proxy Statement”) for the Annual Meeting of Shareholders to be held on April 27, 2005 are incorporated by reference in Parts I and III of this report.

OUTBACK STEAKHOUSE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

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

(ii)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of price increases); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs, including construction and real estate costs;

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

RESTATEMENT OF FINANCIAL STATEMENTS

We have restated the consolidated balance sheet at December 31, 2003, and the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 in this Annual Report on Form 10-K (see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report). We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 19 of Notes to Consolidated Financial Statements in Item 8 of this report). The impact of the restatement on periods prior to 2002 has been reflected as an adjustment to retained earnings as of December 31, 2001 in the accompanying consolidated statements of stockholders' equity. We have also restated the applicable financial information for 2000, 2001, 2002 and 2003 in Item 6 of this report. The restatement corrects our historical accounting for operating leases. The restatement adjustments had no impact on revenues, comparable store sales or net operating cash flows.  We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

In April 1993, we purchased a 50% interest in the cash flows of two Carrabba's Italian Grill restaurants located in Houston, Texas (the “Original Restaurants”), and entered into a 50-50 joint venture with the founders of Carrabba's to develop additional Carrabba's Italian Grill restaurants (“Carrabba's”). Carrabba's Italian Grill, Inc. (“CIGI”), a Florida corporation, was formed in January 1995. In January 1995, the founders obtained sole ownership of the Original Restaurants and we obtained sole ownership of the Carrabba's concept and four restaurants in Florida. At that time, the original 50-50 joint venture continued to develop restaurants in the State of Texas. In March 2004, we purchased the founders’ interest in the nine existing Texas restaurants. We have the sole right to develop restaurants, and we continue to be obligated to pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba's restaurants opened after 1994.

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

In June 1999, we entered into an agreement with Roy Yamaguchi, the founder of Roy's restaurants (“Roy's”), through our wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, to develop and operate future Roy's worldwide. Roy's is an upscale casual restaurant featuring “Hawaiian fusion” cuisine. There were 10 domestic Roy's at December 31, 2004, in which we do not have an economic interest.

In October 1999, we purchased three Fleming's Prime Steakhouse and Wine Bar (“Fleming's”) restaurants through our wholly owned subsidiary, OS Prime, Inc., a Florida corporation. Fleming's is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef as well as fresh seafood, pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. Through September 1, 2004, we had an agreement to develop and operate Fleming’s with our partners in the Outback/Fleming’s LLC (the “LLC,” which is a consolidated entity). In January 2003, we acquired two Fleming's from the founders of Fleming's pursuant to an asset purchase agreement dated October 1, 1999, through our wholly owned subsidiary, OS Prime, Inc. In September 2004, we exercised our option to purchase an additional 39% interest in the LLC after the twentieth restaurant was opened and now own a 90% interest in the LLC.

In 2000, through our wholly owned subsidiary, OS Southern, Inc., a Florida corporation, we opened one Lee Roy Selmon's (“Selmon's”) restaurant as a developmental format. The second Lee Roy Selmon’s was opened in 2003.

In October 2001, we purchased the Bonefish Grill (“Bonefish”) restaurant operating system from the founders of Bonefish Grill, through our wholly owned subsidiary, Bonefish Grill, Inc., a Florida corporation. At the same time, we entered into an agreement to acquire an interest in three existing Bonefish Grill restaurants and to develop and operate additional Bonefish Grills. Bonefish is a mid-scale, casual seafood format that serves dinner only and features fresh oak-grilled fish, fresh seafood, as well as beef, pork, chicken, and pasta entrees. In January 2004, one of the founders of Bonefish Grill died. Under the terms of the Bonefish agreements, the Company purchased the ownership interest of this founder.

In August 2002, we opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant. It was opened as a developmental format through our wholly owned subsidiary, OS Tropical, Inc., a Florida corporation, and with our joint venture partner, Cheeseburger Holding Company, LLC. Since then we have continued to open additional Cheeseburger in Paradise restaurants and have ten locations as of December 31, 2004. Cheeseburger in Paradise features gourmet hamburgers and sandwiches, as well as retail merchandise inspired by Jimmy Buffett.

In September 2003, we entered into an agreement to develop and operate Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants through our wholly owned subsidiary, OS Cathay, Inc., a Florida corporation, and with our joint venture partner, PLCK Holdings, LLC. Paul Lee’s is a casual, suburban restaurant serving reasonably priced traditional Chinese dishes. Two Paul Lee’s opened in 2004.

CONCEPTS AND STRATEGIES

Our restaurant system includes full-service restaurants with several types of ownership structures. At December 31, 2004, the system included restaurant formats and ownership structures as listed in the following table:

Outback Steakhouse, Inc. and Affiliates	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba's Italian Grills	Bonefish Grills	Fleming's Prime Steakhouses	Roy's	Cheeseburger In Paradise	Paul Lee’s Chinese Kitchens	Lee Roy Selmon's	Total

Company-owned	652	69	168	59	31	18	10	2	2	1,011
Development joint venture	1	12	-	-	-	-	-	-	-	13
Franchise	103	44	-	4	-	-	-	-	-	151
Total	756	125	168	63	31	18	10	2	2	1,175

The majority of Outback restaurants serve dinner only and feature a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta. Outback also offers specialty appetizers, including the signature “Bloomin' Onion,” desserts and full liquor service. Carrabba's restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba's also offers specialty appetizers, desserts, coffees and full liquor service. Fleming's restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming's also offers several specialty appetizers and desserts. In addition to a full service bar, Fleming's offers over 100 quality wines by the glass. The majority of Roy's restaurants serve dinner only and feature a limited menu of “Hawaiian fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy's also offers several specialty appetizers, desserts and full liquor service. Selmon's serves lunch and dinner and features “Southern Style” comfort food. Selmon's also offers appetizers, desserts and full liquor service. Bonefish Grill serves dinner only and features a variety of fresh grilled fish complemented by a variety of sauces. Bonefish also offers specialty appetizers, desserts and full liquor service. Cheeseburger in Paradise serves dinner only on weeknights, is open for lunch and dinner on weekends and features gourmet hamburgers and sandwiches. Cheeseburger in Paradise also offers appetizers, desserts, full liquor service and retail merchandise inspired by Jimmy Buffett. Paul Lee’s restaurants serve dinner only, and may serve lunch on the weekends in some locations, and offer traditional Chinese dishes. Paul Lee’s also offers a variety of appetizers, desserts and full liquor service. We believe that we differentiate our Outback Steakhouse, Carrabba's Italian Grill, Fleming's Prime Steakhouse and Wine Bar, Roy's, Lee Roy Selmon's, Bonefish Grill, Paul Lee’s Chinese Kitchen and Cheeseburger in Paradise restaurants by:

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

OUTBACK STEAKHOUSE:

Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine. Liquor service accounts for approximately 13% of domestic Outback Steakhouses' restaurant sales. The price range of appetizers is $2.79 to $8.99 and the price range of entrees is $6.99 to $29.99. The average check per person was approximately $19.00 to $21.00 during 2004. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children's menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $21.99 to $29.99.

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

OUTBACK STEAKHOUSE INTERNATIONAL:

Menu. Outback Steakhouse’s international restaurants have substantially the same core menu items as domestic Outback locations. Certain side items and other menu items are local in nature. Signature Outback items are available in all locations. Local menus are designed to have the same limited quantity of items and attention to quality as those in the United States. The prices that we charge in individual locations vary significantly depending on local demographics and related local costs involved in procuring product.

Casual Atmosphere. Outback International locations look very much like their domestic counterparts. There is more diversity in certain restaurant layouts and sizes. They range in size from 3,500 to 7,000 square feet. Many tend to be multiple stories and some have customer parking underneath the restaurant.

Restaurant Management and Employees. The general manager of every unit is required to purchase a percentage equity interest in the restaurant he or she manages and enter into an employment agreement. The amount and terms vary by country. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. This typical Outback arrangement has proven to have worldwide appeal among all peoples and cultures.

CARRABBA'S ITALIAN GRILL:

Menu. The Carrabba's Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts, and coffees, together with full bar service featuring Italian wines and specialty drinks. Liquor service accounts for approximately 16% of Carrabba's revenues. The price range of appetizers is $6.99 to $9.99 and the price of entrees is $8.99 to $19.99 with nightly specials ranging from $8.99 to $26.99. The average check per person was approximately $19.00 to $21.00 during 2004. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

Casual Atmosphere. Carrabba's Italian Grills feature a casual dining atmosphere with a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba's family photos, authentic Italian pottery and cooking utensils.

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

FLEMING'S PRIME STEAKHOUSE & WINE BAR:

Menu. The Fleming's Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming's offers a selection of over 100 quality wines available by the glass. Liquor service accounts for approximately 32% of Fleming's revenue. The price range of entrees is $19.50 to $36.95. Appetizers range from $6.50 to $12.95 and side dishes range from $4.50 to $6.95. The average check per person was approximately $55.00 to $65.00 during 2004.

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

ROY'S:

Menu. Roy's menu offers Chef Roy Yamaguchi's “Hawaiian fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Liquor service accounts for approximately 28% of Roy's revenue. In addition to full bar service, Roy's offers a large selection of quality wines. The price range of entrees is $21.00 to $65.00. Appetizers range from $8.00 to $24.00. The average check per person was approximately $45.00 to $55.00 during 2004.

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

BONEFISH GRILL:

Menu. The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees, several specialty appetizers and desserts. In addition to full bar service, Bonefish offers a specialty martini list. Liquor service accounts for approximately 26% of Bonefish's revenue. The price range of entrees is $13.50 to $21.90. Appetizers range from $5.50 to $14.90. The average check per person was approximately $23.00 to $26.00 during 2004.

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

LEE ROY SELMON’S:

Menu. The Lee Roy Selmon’s menu features southern comfort cooking, including meatloaf, barbecue ribs, pork and chicken.  Selmon’s also offers desserts and a children’s menu.  Liquor service accounts for approximately 16% of Selmon's revenue. The price range of entrees is $7.49 to $18.99. Appetizers range from $5.29 to $7.59.  The average check per person was approximately $18.00 to $20.00 during 2004.

Casual Atmosphere. Selmon’s features a dining room and sports bar, complemented by Lee Roy Selmon memorabilia. Televisions are located throughout the bar and restaurant, and there is also an outdoor deck.

Restaurant Management and Employees. The general manager of each Lee Roy Selmon’s is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers.

CHEESEBURGER IN PARADISE:

Menu. The Cheeseburger in Paradise menu offers a signature cheeseburger, traditional American favorites, fresh fish dishes, and Caribbean and New Orleans style creations. Each Cheeseburger offers a Tiki Bar with an extensive drink menu, including a variety of frozen drinks, as well as live nightly entertainment. Liquor service accounts for approximately 34% of Cheeseburger’s revenue. The price range of entrees is $6.45 to $16.95. Appetizers range from $2.45 to $12.95. The average check per person was approximately $11.00 to $13.00 during 2004.

Casual Atmosphere. Cheeseburger offers a casual dining experience in an island setting. The exterior is a Key West-style structure with a tin and weathered wood water tower. The interior is island décor and nautical sports paraphernalia scattered throughout weathered woods, sailcloth, tin roofs, thatch and bamboo.

Restaurant Management and Employees. The general manager of each Cheeseburger is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers. In addition, since our restaurants are generally open for dinner only during the week and open for lunch and dinner only on weekends, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

PAUL LEE’S CHINESE KITCHEN:

Menu. The Paul Lee's Chinese Kitchen menu is traditional Chinese food, featuring soups and salads, chicken, seafood, meat and pork, noodles, rice and freshly prepared vegetables. Paul Lee’s also offers a beverage menu with full liquor service, a special selection of far east spirit concoctions and traditional tea. Liquor service accounts for approximately 14% of Paul Lee’s revenue. The price range of entrees is $7.00 to $14.00 and appetizers range from $3.99 to $6.99. The average check per person was approximately $16.00 to $17.00 during 2004.

Casual Atmosphere. The goal of Paul Lee's Chinese Kitchen is to be the favored Chinese neighborhood restaurant in a casual, relaxed setting. The restaurant’s interior is designed with Chinese-inspired elements and reflects a casual, family-friendly setting. Walls are painted in rich shades of green, red and gold topped with a deep red-stained wood trim, and a large metal screen separates the host stand from the dining room.

Restaurant Management and Employees. The general manager of each Paul Lee’s is required to purchase an 8% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers.

EXPANSION STRATEGY

During the year ended December 31, 2004, we added to our restaurant system 33 domestic (28 Company-owned and five franchise) and 23 international Outback Steakhouses (18 Company-owned, three franchise and two development joint venture), as well as the following Company-owned restaurants: 20 Carrabba's Italian Grills, 26 Bonefish Grills, eight Fleming's, eight Cheeseburger in Paradise restaurants, and two Paul Lee’s Chinese Kitchens. We expect to open 25 to 27 domestic Company-owned Outback Steakhouse restaurants in 2005, two to three domestic franchised restaurants and 16 to 19 international restaurants, of which 15 to 17 will be Company-owned and one to two will be franchised. In 2005, we expect to develop 25 to 30 Company-owned Carrabba's restaurants, and we intend to add 10 to 11 Fleming's Prime Steakhouse & Wine Bars, one to two Roy's restaurants, 35 to 40 Bonefish Grills, 20 to 25 Cheeseburger in Paradise restaurants and five to six Paul Lee’s Chinese Kitchens, all of which will be Company-owned.

The above statements regarding our expansion plans constitute forward-looking statements. We note that a variety of factors could cause the actual results and experience to differ from the anticipated results referred to above. Our development schedule for new restaurant openings is subject to a number of risk factors that could cause actual results to differ, including:

(i)	Availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;

(ii)	The ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis;

(iii)	Impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;

(iv)	The ability to obtain all necessary contractors and sub-contractors;

(v)	Union activities such as picketing and hand billing which could delay construction;

(vi)	The ability to negotiate suitable lease terms;

(vii)	The ability to generate or borrow funds;

(viii)	The ability to recruit and train skilled management and restaurant employees;

(ix)	The ability to receive the premises from the landlord’s developer without any delays; and

(x)	Weather and acts of God beyond our control resulting in construction delays.

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture funds their portion of the costs of new restaurants through a line of credit that we guarantee (see Liquidity and Capital Resources). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interest is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners’ interest.”

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

Site Selection. We currently lease approximately 67% of our restaurant sites. Our leased sites are generally located in strip shopping centers, however, we do build freestanding buildings on leased properties.  In the future, we expect to construct a significant number of freestanding restaurants on owned or leased sites.  We expect 55% to 65% of new restaurants to be freestanding locations, of which approximately 25% will be on owned property and 75% on leased property. We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Construction of a new restaurant takes approximately 90 to 360 days from the date the location is leased or under contract.

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

A typical Carrabba's Italian Grill is approximately 6,500 square feet and features a dining room, pasta bar and a full service liquor bar. The dining area of a typical Carrabba's Italian Grill consists of 40 to 45 tables and seats approximately 230 people. The liquor bar area includes six tables and seating capacity for approximately 59 people, and the pasta bar has seating capacity for approximately ten people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

A typical Fleming's Prime Steakhouse and Wine Bar is approximately 7,100 square feet and features a dining room, an exhibition kitchen and full service liquor bar. The dining area of a typical Fleming's consists of approximately 47 tables and seats approximately 202 people. The bar area includes six tables and bar seating with a capacity for approximately 34 people.

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

Lee Roy Selmon's two locations range from 6,700 to 10,000 square feet and feature a dining room and full service liquor bar. The dining area of Lee Roy Selmon’s consists of approximately 30 to 46 tables and seats approximately 124 to 128 people. The bar area includes 16 to 18 tables and bar seating with a capacity for approximately 85 to 105 people.

A typical Cheeseburger in Paradise is approximately 6,800 square feet and features a dining room and full service Tiki bar. The dining area of a typical Cheeseburger consists of approximately 22 tables and seats approximately 96 people. The bar area includes 21 tables and bar seating with a capacity for approximately 116 people and also features live music. The covered, exterior patio consists of 12 tables and seats approximately 55 people. Appetizers and complete dinners are served in the bar and patio areas.

A typical Paul Lee’s Chinese Kitchen is approximately 6,200 square feet and features a dining room and full-service liquor bar. The dining area of a typical Paul Lee's consists of 49 tables and seats approximately 213 people. The bar area includes five tables and bar seating with a capacity for approximately 24 people.

RESTAURANT LOCATIONS

As of December 31, 2004, we had 1,175 system-wide restaurants (including a total of 756 domestic Outback Steakhouses, 125 international Outback Steakhouses, 168 Carrabba’s Italian Grills, 63 Bonefish Grills, 31 Fleming’s Prime Steakhouse and Wine Bars, 18 Roy’s, two Lee Roy Selmon’s, two Paul Lee’s Chinese Kitchens, and 10 Cheeseburger in Paradise restaurants) in the 50 states and 20 countries detailed below:

Company-Owned
Alabama	18	Kentucky	15	New Jersey	22	Utah	6
Arizona	30	Louisiana	15	New Mexico	6	Vermont	1
Arkansas	8	Maine	1	New York	34	Virginia	45
California	9	Maryland	30	North Carolina	51	Washington	2
Colorado	26	Massachusetts	21	North Dakota	1	West Virginia	7
Connecticut	7	Michigan	32	Ohio	40	Wisconsin	7
Delaware	2	Minnesota	9	Oklahoma	12	Wyoming	2
Florida	159	Mississippi	1	Pennsylvania	30
Georgia	39	Missouri	18	Rhode Island	2	Hong Kong	4
Hawaii	7	Montana	1	South Carolina	27	Japan	11
Illinois	25	Nebraska	7	South Dakota	2	Korea	50
Indiana	26	Nevada	14	Tennessee	29	Philippines	2
Iowa	5	New Hampshire	4	Texas	79	Puerto Rico	2
Kansas	8

Franchise and Development Joint Venture
Alabama	1	North Carolina	1	Australia	2	Indonesia	2
Alaska	1	Ohio	1	Bahamas	1	Malaysia	2
California	59	Oregon	8	Brazil	11	Mexico	4
Florida	1	Pennsylvania	1	Canada	19	Philippines	1
Idaho	5	South Carolina	1	China	2	Singapore	1
Mississippi	6	Tennessee	4	Costa Rica	1	Thailand	1
Montana	1	Washington	18	Dominican Republic	1	United Kingdom	6
				Guam	1	Venezuela	1

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 16 of Notes to Consolidated Financial Statements.

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba's Italian Grill, Lee Roy Selmon's, Cheeseburger in Paradise, Paul Lee’s Chinese Kitchen or Bonefish Grill consists of one general manager, one assistant manager and one kitchen manager. The management staff of a typical Fleming's or Roy's consists of a general manager, an executive chef and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company established operating standards.

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

The restaurant general managers and area operating partners, together with our Presidents, Regional Vice Presidents, Senior Vice Presidents of Training and Directors of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee's performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and senior management.

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

GENERAL MANAGER AND AREA OPERATING PARTNER PROGRAMS

The general manager of each Company-owned domestic Outback, Carrabba's, Bonefish, Selmon’s, and Cheeseburger restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company-owned Paul Lee’s restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase an 8% interest in the restaurant he or she is employed to manage. The general manager of each Company-owned Fleming's and Roy's is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company-owned Fleming's and Roy's is required, as a condition of employment, to sign a five-year employment agreement and is required for Fleming's to purchase a 2% interest and for Roy's to purchase a 5% interest in the restaurant. We require each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback, Carrabba's, Bonefish, Cheeseburger, and Lee Roy Selmon’s, the 8% interest in Paul Lee’s, and the 6% interest in Fleming's and Roy's has been fixed at $25,000, which may be refundable under certain conditions as defined in the employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant's annual cash flows for the duration of the agreement. During the term of employment, each general manager is prohibited from selling or otherwise transferring his or her interest, and after the term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his or her interest to his or her employer or our general partners upon termination of employment on terms set forth in his or her employment agreement. We intend to continue the general manager partner program.

Area operating partners are required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement. When area operating partner buyouts occur, they are completed primarily through issuance of our common stock to the partner equivalent to the fair value of their interest.  We intend to continue the area operating partner program.

OWNERSHIP STRUCTURES

Our ownership interests in each of our restaurants are divided into two basic categories: (i) Company-owned restaurants which are owned by general partnerships in which we are a general partner and own a controlling financial interest or in which we exercise control while holding less than a majority ownership, and (ii) development joint ventures. The results of operations of Company-owned restaurants are included in our Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than ours. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, local, regional, national or international economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs, and energy costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year.  Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of the markets where we operate.  Quarterly results have been and will continue to be significantly affected by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2004, there were 103 domestic franchised Outback Steakhouses and 44 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3-4% of gross restaurant sales. In addition, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

At December 31, 2004, there were no unaffiliated domestic franchised Roy's, as we purchased the one existing franchisee in September 2003. Through the purchase date, the unaffiliated domestic franchisee paid an initial franchise fee of $25,000 for the restaurant and paid a continuing monthly royalty of 2.5% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. In addition, as we had not yet established a national advertising fund or a regional advertising cooperative, the domestic unaffiliated franchisee was required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative for any future franchisees, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

At December 31, 2004, there were four domestic franchised Bonefish Grills. Each unaffiliated domestic franchisee paid an initial franchise fee of $50,000 for each restaurant and pays a continuing monthly royalty of 4.0% of gross restaurant sales. In addition, under the terms of the franchise agreement, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

There were no unaffiliated franchises of Carrabba's Italian Grill, Fleming's Prime Steakhouse and Wine Bar, Cheeseburger in Paradise, Lee Roy Selmon's, or Paul Lee’s Chinese Kitchen at December 31, 2004.

All unaffiliated franchisees are required to operate their Outback Steakhouse and Bonefish Grill restaurants in compliance with our methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has full discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by us.

EMPLOYEES

We employ approximately 80,000 persons, approximately 500 of whom are corporate personnel employed by Outback Steakhouse, Inc. Approximately 3,300 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 500 corporate employees, approximately 70 are in management and 430 are administrative or office employees. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our Outback Steakhouse, Carrabba's Italian Grill, Fleming's Prime Steakhouse and Wine Bar, Roy's, Cheeseburger in Paradise, Bonefish Grill, Lee Roy Selmon's and Paul Lee’s Chinese Kitchen service marks and our “Bloomin' Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several other of our menu items, and the “No Rules. Just Right.”, “Aussie Mood. Awesome Food.” and other advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

GOVERNMENT REGULATION

Our restaurants are subject to various federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

Approximately 15% of our restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.  We may be subject in certain states to “dramshop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

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

AVAILABLE INFORMATION

We make available free of charge through our website at www.outback.com copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 2. PROPERTIES

We currently lease approximately 67% of our restaurant sites. In the future, we intend to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for at least one additional term. All of our leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and a portion of lessors' operating costs. See page 12 for a listing of restaurant locations.

As of December 31, 2004, we lease approximately 141,000 square feet of office space in Tampa, Florida, under a lease expiring in 2014. Our executive offices are located in approximately 129,000 square feet of that space, and we sublease the remaining 12,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the "dramshop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000.  We have appealed the verdict.  Oral argument has been made to the appellate court, and we are awaiting the decision by the court.  We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  The excess insurance carrier, Fireman's Fund Insurance Company, has filed a declaratory judgment suit in the U.S. District Court, Southern District of Indiana claiming it was not notified of the case and is therefore not liable for its portion of the verdict.  We do not believe the excess carrier’s case has any merit and we are vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the "dramshop" case.  We have filed counter-claims against the excess carrier and cross-claims against the primary carrier and our third-party administrator.  If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and our third party administrator to recover any amounts we may have to pay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of Registrant.  Information regarding other executive officers is incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OSI”. The following table sets forth, for the fiscal years ended December 31, 2004 and 2003, the high and low per share prices of our common stock as reported by the NYSE and the quarterly dividends declared:

	2004			2003
			DIVIDENDS			DIVIDENDS
	HIGH	LOW	DECLARED	HIGH	LOW	DECLARED
First Quarter	$50.24	$42.26	$0.13	$35.95	$30.05	$0.12
Second Quarter	50.55	40.50	0.13	39.95	34.33	0.12
Third Quarter	42.67	37.34	0.13	40.83	35.52	0.12
Fourth Quarter	45.92	38.06	0.13	47.32	36.38	0.13

As of March 14, 2005, there were 1,568 holders of record of our common stock.

Our Board of Directors declared our first quarterly dividend in October 2002 of $0.12 for each share of our common stock and has continued to declare quarterly dividends since that time. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements. At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000, depending on the shares outstanding during the respective quarters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for additional discussion regarding our dividend payment.

See Item 12 in Part III of this report for certain information about common stock that may be issued under our equity compensation plans as of December 31, 2004.

Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended December 31, 2004, we issued approximately 22,300 shares of our common stock at $40.38 per share to seven of our area operating partners for their interests in eight Outback Steakhouses and four Carrabba's Italian Grills.  The aggregate value of the shares was approximately $901,000.  These shares of our stock are exempted from registration under Rule 506.

Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the fourth quarter of the year ended December 31, 2004:

			(c)	(d)
			Total number of shares	Maximum number of shares
	(a) Total		purchased as part of publicly	that may yet be purchased
Period	number of shares purchased (1)	Average price paid per share	announced programs (1)	under the programs (2)
Month #1
(October 1 to October 31)	50,000	$39.14	50,000	1,566,000
Month #2
(November 1 to November 30)	50,000	$41.78	50,000	1,568,000
Month #3
(December 1 to December 31)	150,000	$43.69	150,000	1,527,000
Total	250,000	$42.40	250,000	1,527,000
____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended December 31, 2004.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through December 31, 2004, approximately 6,553,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2004, under these authorizations we have repurchased approximately 11,819,000 shares of our common stock for approximately $400,259,000.

CORPORATE HEADQUARTERS

Outback Steakhouse, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607

SHAREHOLDER INFORMATION

Exchange: New York Stock Exchange

Listed Security: OSI common stock

REPORTS ON FORM 10-K

A copy of our Annual Report to the Securities and Exchange Commission on Form 10-K is available to shareholders at no charge on the Internet at www.sec.gov or will be furnished to any shareholder without charge upon written request or by visiting our website at www.outback.com. Address written requests to the Investor Relations Department at: Outback Steakhouse, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

STOCK TRANSFER AGENT AND REGISTRAR

For shareholder inquiries: The Bank of New York, Shareholder Relations, Post Office Box 11258, Church Street Station, New York, NY 10286-1258, Toll Free Number 800-524-4458 (domestic shareholders), 610-382-7833 (foreign shareholders), Fax:  212-815-2777, email: shareowners@bankofny.com, Website: www.stockbny.com.

For transfer of stock ownership or replacement of lost, stolen or destroyed certificates and address changes: The Bank of New York, Receive and Deliver Department - 11W, Post Office Box 11002, Church Street Station, New York, NY 10286-1258.

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, Tampa, Florida.

COMPANY NEWS

Our news releases, including quarterly earnings announcements, are available through the Company Info, Investor Relations section of our website or through our Toll Free Investor Hotline. To receive a faxed copy of recent news releases, call 877-733-6774. This service is available 24 hours a day, seven days a week. For additional Company information, visit our website at www.outback.com.

ANNUAL MEETING

The annual meeting of shareholders will be held on April 27, 2005 at 10:00 a.m. Eastern Daylight Savings Time at the A la Carte Event Pavilion, 4050-B Dana Shores Drive, Tampa, Florida 33634.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operation, included in Item 7 of this report.

We have restated our previously reported consolidated financial statements for 2003, 2002, 2001 and 2000 to reflect certain adjustments as discussed in Note 1 of Notes to Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
	(Dollar amounts in thousands, except per share data)
Statements of Income Data:
Revenues
Restaurant sales	$3,183,297	$2,647,991	$2,276,599	$2,047,364	$1,834,016
Other revenues	18,453	17,786	17,915	18,936	17,684
Total revenues	3,201,750	2,665,777	2,294,514	2,066,300	1,851,700
Costs and expenses
Cost of sales	1,193,262	983,362	856,951	806,849	715,224
Labor and other related	759,927	630,598	537,333	475,442	421,784
Other restaurant operating	660,878	534,703	449,409	395,657	336,928
Distribution expense to employee partners, excluding stock expense	76,885	61,029	54,920	47,262	47,192
Employee partner stock buyout expense	7,495	4,791	4,499	5,471	8,275
Depreciation and amortization	104,310	84,876	73,294	64,831	54,895
General and administrative	141,662	108,177	91,365	80,335	74,835
Hurricane property and inventory losses	3,024	-	-	-	-
Provision for impaired assets and restaurant closings	2,394	5,319	5,281	4,558	-
Contribution for "Dine Out for Hurricane Relief"	1,607	-	-	-	-
Contribution for “Dine Out for America”	-	-	-	7,000	-
Income from operations of unconsolidated affiliates	(1,725)	(5,996)	(5,881)	(4,219)	(2,289)
Total costs and expenses	2,949,719	2,406,859	2,067,171	1,883,186	1,656,844
Income from operations	252,031	258,918	227,343	183,114	194,856
Other income (expense), net	(2,104)	(1,100)	(3,322)	(2,287)	(1,918)
Interest income	1,349	1,479	2,529	3,364	4,738
Interest expense	(3,629)	(1,810)	(1,317)	(926)	(288)
Income before elimination of minority partners' interest and income taxes	247,647	257,487	225,233	183,265	197,388
Elimination of minority partners' interest	9,415	2,532	(1,580)	(4,596)	(2,259)
Income before provision for income taxes	238,232	254,955	226,813	187,861	199,647
Provision for income taxes	82,175	87,700	78,838	65,551	72,217
Income before cumulative effect of a change in accounting principle	156,057	167,255	147,975	122,310	127,430
Cumulative effect of a change in accounting principle (net of taxes) (1)	-	-	(740)	-	-
Net income	$156,057	$167,255	$147,235	$122,310	$127,430

(CONTINUED...)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
		(restated)	(restated)	(restated)	(restated)
	(Dollar amounts in thousands, except per share data)
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.11	$2.22	$1.93	$1.60	$1.64
Cumulative effect of a change in accounting principle (net of taxes) (1)	-	-	(0.01)	-	-
Net income	$2.11	$2.22	$1.92	$1.60	$1.64

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$2.01	$2.13	$1.87	$1.56	$1.61
Cumulative effect of a change in accounting principle (net of taxes) (1)	-	-	(0.01)	-	-
Net income	$2.01	$2.13	$1.86	$1.56	$1.61

Basic weighted average number of common shares outstanding	74,117	75,256	76,734	76,632	77,470
Diluted weighted average number of common shares outstanding	77,604	78,393	79,312	78,349	79,232
Balance Sheet Data:
Working capital	$(148,303)	$(81,919)	$44,409	$26,413	$11,338
Total assets	1,708,031	1,474,118	1,352,286	1,200,469	982,268
Long-term debt	59,900	9,550	14,436	13,830	11,678
Interest of minority partners in consolidated partnerships	48,905	58,126	42,285	42,801	13,834
Stockholders' equity	1,088,402	1,005,224	956,188	852,847	728,656
Cash dividends per common share	$0.52	$0.49	$0.12	$-	$-
____________
(1)
In 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and in accordance with the transitional impairment provision of SFAS No. 142, we recorded the cumulative effect of a change in accounting principle of $740,000, net of taxes of approximately $446,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operation

RESTATEMENT OF FINANCIAL STATEMENTS

We began a review of our lease accounting policies following announcements beginning in December 2004 that several restaurant companies were revising their accounting practices for leases.  As a result of our review, we have changed our lease accounting in 2004, and we have restated certain historical financial information for prior periods to correct errors in our lease accounting policies. The restatement adjustments are non-cash and had no impact on revenues or net operating cash flows. We do not consider the differences in prior years’ annual financial statements to be material.

Changes to our lease accounting policies include adjusting lease terms, as defined by SFAS No. 13, “Accounting for Leases,” as amended, to include option renewals that are reasonably assured of being exercised, including the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms.

These restatement adjustments reduced net income by $3,346,000, $2,951,000 and $2,855,000 and diluted earnings per share by $0.04, $0.04, and $0.04 for the years ended December 31, 2004, 2003 and 2002, respectively, and resulted in a $15,240,000 reduction in retained earnings as of December 31, 2001. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report for additional information on restatement adjustments. The effects of the restatement are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

OVERVIEW

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, over 1,100 system-wide restaurants and 2004 annual revenues for Company-owned stores exceeding $3.2 billion. We operate in all 50 states and in 20 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a store such as natural gas or other energy supplies. Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiatives to drive increased sales at existing stores in order to raise margins and profits, because the incremental sales contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a store is very high. We are not a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW (CONTINUED)

Promotion of our Outback Steakhouse and Carrabba's Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands. We do not attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry. Our advertising dollars are targeted to promote and maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts. Our marketing strategy of getting people to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

Key factors which can be used in evaluating and understanding our restaurants and assessing our business include the following:

-	Average unit volumes - a per store calculated average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;
-	Operating margins - store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses, and labor and related costs);
-	System-wide sales - a total sales volume for all company-owned, franchise and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and
-
Same-store or comparable sales - a year-over-year comparison of sales volumes for stores that are open in both years in order to remove the impact of new openings in comparing the operations of existing stores.

Our 2004 financial results included:

-	Growth of consolidated revenues by 20% to $3.2 billion, which includes $101 million in revenues from acquired stores or stores consolidated as a result of a new accounting pronouncement;
-	Decline of net income by 6.7% to $156 million;
-	120 new unit openings across all brands; and
-	Average unit volume increases at all concepts’ restaurants open for one year or more, with the exception of Cheeseburger in Paradise.

Sales increases were driven by new unit openings and increases in average unit volumes. Our strategy in the past year included expansion of our newer concepts, particularly Cheeseburger in Paradise, Fleming’s Prime Steakhouse and Wine Bar and Bonefish Grill. We also focused additional spending on prime time broadcast media for our core Outback Steakhouse brand. Curbside takeaway is an increasing percentage of our total sales, and is adding incrementally to our overall sales, while not significantly reducing in-store visits. Our international Outback Steakhouse operations grew average unit volumes by 9.8% and profits before taxes by 46%, which was the result of targeted attempts to translate our brand into local consumer preferences, primarily in the Asian markets. South Korea continues to be our largest and most profitable international region and will continue to be an opportunity for growth.

In 2004, our results were affected by the growth of our newer brands. As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics. Labor and related expenses are higher at our new format stores than have typically been experienced at Outback Steakhouses. However, cost of sales at those stores is lower than those at Outback. These trends are expected to continue with our planned development of stores in 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW (CONTINUED)

Our industry’s challenges and risks include, but are not limited to, the potential for government regulation, the availability of employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing.  Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases.  We have provided information in our Outlook section that outlines our current beliefs regarding the anticipated changes to our operations resulting from increased beef prices and other commodity costs, continued preopening expenses from the development of new restaurants and our expansion strategy, among other factors that may affect our results in 2005.

INTRODUCTION

At December 31, 2004, the Outback Steakhouse, Inc. and Affiliates restaurant system included the following:

Outback Steakhouse, Inc. and Affiliates	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba's Italian Grills	Bonefish Grills	Fleming's Prime Steakhouses	Roy's	Cheeseburger In Paradise	Paul Lee’s Chinese Kitchens	Lee Roy Selmon's	Total

Company-owned	652	69	168	59	31	18	10	2	2	1,011
Development joint venture	1	12	-	-	-	-	-	-	-	13
Franchise	103	44	-	4	-	-	-	-	-	151
Total	756	125	168	63	31	18	10	2	2	1,175

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture funds their portion of the costs of new restaurants through a line of credit that we guarantee (see Liquidity and Capital Resources). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners' interests is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners' interest.”

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

We derive no direct income from operations of franchised restaurants other than initial franchise fees and ongoing royalties, which are included in our “Other revenues.”

Management's Discussion and Analysis of Financial Condition and Results of Operation

The following tables set forth, for the periods indicated: (i) the percentages which the items in our Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated) (2)	(restated) (2)
Revenues
Restaurant sales	99.4%	99.3%	99.2%
Other revenues	0.6	0.7	0.8
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	37.5	37.1	37.6
Labor and other related (1)	23.9	23.8	23.6
Other restaurant operating (1)	20.8	20.2	19.7
Distribution expense to employee partners, excluding stock expense (1)	2.4	2.3	2.4
Employee partner stock buyout expense (1)	0.2	0.2	0.2
Depreciation and amortization	3.3	3.2	3.2
General & administrative	4.4	4.1	4.0
Hurricane property and inventory losses	0.1	-	-
Provision for impaired assets and restaurant closings	0.1	0.2	0.2
Contribution for "Dine Out for Hurricane Relief"	0.1	-	-
Income from operations of unconsolidated affiliates	(0.1)	(0.2)	(0.3)
Total costs and expenses	92.1	90.3	90.1
Income from operations	7.9	9.7	9.9
Other income (expense), net	(0.1)	(* )	(0.1)
Interest income	*	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)
Income before elimination of minority partners' interest and income taxes	7.7	9.7	9.8
Elimination of minority partners' interest	0.3	0.1	(* )
Income before provision for income taxes	7.4	9.6	9.8
Provision for income taxes	2.5	3.3	3.4
Income before cumulative effect of a change in accounting principle	4.9	6.3	6.4
Cumulative effect of a change in accounting principle (net of taxes)	-	-	(* )
Net income	4.9%	6.3%	6.4%
__________________
(1)	As a percentage of restaurant sales.
(2)
We have restated our previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K.

*  Less than 1/10 of one percent of total revenues

Management's Discussion and Analysis of Financial Condition and Results of Operation

System-wide sales grew by 13.7% in 2004 and by 12.9% in 2003. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and development joint ventures, are provided in the two tables below:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$2,198	$2,028	$1,862
International	174	107	61
Total	2,372	2,135	1,923
Carrabba's Italian Grills	483	313	246
Other restaurants	328	200	108
Total Company-owned restaurant sales	$3,183	$2,648	$2,277

The following information presents sales for both the franchised and unconsolidated development joint venture restaurants. These are stores that are not owned by us and from which we only receive a franchise royalty or a portion of their total income. Our management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percent of sales. Our management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of the changes in the restaurant system, which we believe is important information regarding the health of our restaurant brands.

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$341	$361	$368
International	97	83	87
Total	438	444	455
Carrabba's Italian Grills	-	86	87
Other restaurants	11	16	12
Total franchise and development joint venture sales (1)	$449	$546	$554
Income from franchise and development joint ventures (2)	$16	$22	$22
__________________
(1)	Franchise and development joint venture sales are not included in our Company revenues as reported in our Consolidated Statements of Income.
(2)	Represents the franchise royalty and portion of total income included in our Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

Management's Discussion and Analysis of Financial Condition and Results of Operation

FISCAL YEARS ENDED 2004, 2003 AND 2002

	YEARS ENDED DECEMBER 31,
	2004		2003	2002
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	652	(1)	622	580
Company-owned - international	69		51	32
Franchised and development joint venture - domestic	104	(1)	101	118
Franchised and development joint venture - international	56		51	54
Total	881		825	784
Carrabba's Italian Grills
Company-owned	168	(1)	119	94
Development joint venture	-	(1)	29	29
Total	168		148	123
Bonefish Grills
Company-owned	59	(1)	32	11
Franchised and development joint venture	4	(1)	5	4
Total	63		37	15
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	31		23	16
Roy’s
Company-owned	18	(1)	17	14
Franchised and development joint venture	-	(1)	1	2
Total	18		18	16
Lee Roy Selmon’s
Company-owned	2		2	1
Cheeseburger in Paradise
Company-owned	10		2	1
Paul Lee's Chinese Kitchens
Company-owned	2		-	-
System-wide total	1,175		1,055	956
__________________
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

Management's Discussion and Analysis of Financial Condition and Results of Operation

FISCAL YEARS ENDED 2004, 2003 AND 2002

REVENUES

Restaurant Sales. Restaurant sales increased by 20.2% in 2004 as compared with 2003 and by 16.3% in 2003 as compared with 2002. In addition to increases in sales at existing restaurants, the 2004 increase in restaurant sales was partially attributable to the following: additional revenues of approximately $150,038,000 from the opening of new restaurants after December 31, 2003; an increase of approximately $81,280,000 resulting from the consolidation of 33 joint venture stores due to implementation of FIN 46R effective January 1, 2004 (see Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report); and revenues of approximately $19,563,000 from the acquisition of minority partner interests in certain Carrabba's Italian Grills in March 2004. In addition to increases in sales at existing restaurants, the 2003 increase in restaurant sales was partially attributable to additional revenues of approximately $120,135,000 from the opening of new restaurants after December 31, 2002 and revenues of approximately $60,729,000 from the acquisition of approximately 22 franchise restaurants and the 20% minority interest in Outback International during 2003. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the years ended December 31, 2004, 2003 and 2002:
	2004	2003	2002
Average unit volumes for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$3,465	$3,375	$3,311
Carrabba's Italian Grills	3,108	3,103	3,050
Fleming's Prime Steakhouse and Wine Bars	4,783	3,893	4,197
Roy's	3,496	3,157	3,364
Bonefish Grills	3,220	3,124	n/a
Average unit volumes for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$3,179	$3,212	$3,058
Carrabba's Italian Grills	2,939	2,964	2,901
Fleming's Prime Steakhouse and Wine Bars	3,492	3,995	3,209
Roy's	3,414	3,195	2,762
Bonefish Grills	2,965	3,022	3,069
Operating weeks:
Outback Steakhouses	33,304	31,058	28,897
Carrabba's Italian Grills	8,228	5,327	4,221
Fleming's Prime Steakhouse and Wine Bars	1,302	1,010	711
Roy's	941	826	640
Bonefish Grills	2,234	1,070	309
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	2.4%	0.8%	1.6%
Carrabba's Italian Grills	1.5%	0.9%	1.0%
Bonefish Grills	3.0%	0.3%	n/a
Same-store sales (stores open 18 months or more):
Outback Steakhouses	2.7%	1.9%	-0.1%
Carrabba's Italian Grills	3.3%	1.8%	1.7%
Fleming's Prime Steakhouse and Wine Bars	17.1%	12.7%	10.2%
Roy's	11.5%	10.0%	-11.0%
Bonefish Grills	7.5%	2.0%	n/a
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Management's Discussion and Analysis of Financial Condition and Results of Operation

FISCAL YEARS ENDED 2004, 2003 AND 2002

Other Revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $667,000 to $18,453,000 in 2004 as compared with $17,786,000 in 2003. Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003 which resulted in a decline in franchise fee revenue (we now record 100% of the restaurants' revenues as Company-owned restaurants), increased royalties from international franchisees offset the decline. Other revenues decreased by $129,000 to $17,786,000 in 2003 as compared with $17,915,000 in 2002. The decrease was attributable to the purchase of 19 domestic Outback Steakhouse franchised restaurants in July 2003, which resulted in a decline in franchise fee revenue since we now record 100% of the restaurants’ revenues as Company-owned restaurants. The decrease was partially offset by higher royalties from restaurants operated as franchises during 2003 compared with 2002.

COSTS AND EXPENSES

Cost of Sales. Cost of sales, consisting of food and beverage costs, increased by 0.4% of restaurant sales to 37.5% in 2004 as compared with 37.1% in 2003. The increase was attributable to commodity cost increases for beef, butter and tomatoes. The increase was partially offset by favorable brand and product mix shift. Cost of sales decreased by 0.5% of restaurant sales to 37.1% in 2003 as compared with 37.6% in 2002. The decrease was attributable to commodity cost decreases for beef and shrimp, partially offset by higher lobster and fresh fish costs. The decrease was also attributable to higher menu prices, and an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouse.

Labor and Other Related Expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased by 0.1% of restaurant sales to 23.9% in 2004 as compared with 23.8% in 2003. The increase was principally driven by unfavorable brand mix, higher state unemployment taxes and increased health insurance costs and was partially offset by leveraging higher average unit volumes. Labor and other related expenses increased as a percentage of restaurant sales by 0.2% to 23.8% in 2003 as compared with 23.6% in 2002. The increase was attributable to higher state unemployment taxes, higher employee health insurance and benefits costs and higher international labor costs, partially offset by increased productivity in most of our brands and higher average unit volumes at domestic Outback Steakhouses, Fleming’s and Roy’s. The increase was also a result of an increase in the proportion of new restaurant formats which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

Other Restaurant Operating Expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, preopening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other operating expenses as a percentage of restaurant sales increased by 0.6% to 20.8% in 2004 as compared with 20.2% in 2003. The increase was attributable to liability insurance costs from dramshop case reserves, additional advertising expenses, higher utility costs and higher occupancy costs. Other operating expenses as a percentage of restaurant sales increased by 0.5% to 20.2% in 2003 as compared with 19.7% in 2002. The increase was attributable to increased advertising expenses, higher natural gas and supplies costs and higher credit card discounts due to rate and volume increases. The increase was also attributable to an increase in the proportion of new format restaurants and international Outback Steakhouses in operation which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills. The increase was partially offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

Distribution Expense to Employee Partners, Excluding Stock Expense. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements and cash buyouts of managing partners' rights in the cash flows of their restaurants. These costs as a percentage of total revenues increased 0.1% to 2.4% in 2004 compared with 2.3% in 2003. The increase was attributable to two cash buy-outs of managing partners at the end of their contracts. Distribution expense to employee partners decreased 0.1% as a percentage of total revenues to 2.3% in 2003 compared to 2.4% in 2002. The decrease was attributable to fewer cash buyouts of managing partners occurring in 2003 compared to 2002 and lower restaurant operating margins.

Management's Discussion and Analysis of Financial Condition and Results of Operation

FISCAL YEARS ENDED 2004, 2003 AND 2002

Employee Partner Stock Buyout Expense. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners' rights in the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense was flat as a percentage of total revenues at 0.2% in 2004 compared with 2003 and 2002. Increases in expense due to new restaurants opened by area operating partners were offset by buyouts of existing restaurants.

Depreciation and Amortization. Depreciation and amortization costs as a percentage of total revenues increased 0.1% to 3.3% in 2004 compared with 3.2% in 2003. This increase is being driven by brand mix with the new restaurants having higher investment costs.  Depreciation and amortization costs were flat as a percentage of total revenues at 3.2% in 2003 compared with 2002. Additional depreciation related to new unit development and higher depreciation costs for the new restaurant formats, which have higher average construction costs than an Outback Steakhouse, were offset by higher average unit volumes at both domestic and international Outback Steakhouses, Fleming’s Prime Steakhouses and Roy’s.

General and Administrative. General and administrative expenses increased by $33,485,000 to $141,662,000 in 2004 as compared with $108,177,000 in 2003. The increase resulted from carrying costs on the acquired Chi-Chi’s properties, higher legal fees, consulting fees paid for supply chain management projects and more government relation costs spent to fight the proposed wage and health insurance increases in Florida and California. In addition, there were increased training labor costs for managers as a result of delayed or cancelled restaurant openings. Finally, costs of writing off investments in the development of new restaurants that were ended due to increased construction costs and the anticipation that there would not be a favorable return on the investment contributed to the increase. General and administrative expenses increased by $16,812,000 to $108,177,000 in 2003 as compared with $91,365,000 in 2002. The increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba's Italian Grills, Fleming's Prime Steakhouses, Roy's and Bonefish Grills. Additionally, the increase resulted from costs associated with the development of new restaurant formats, including the addition of area operating partners to provide for expansion of new restaurant brands, primarily in the third and fourth quarters of 2003.

Hurricane Property and Inventory Losses. During August and September 2004, four hurricanes caused losses from property damage and inventory spoilage of $3,024,000, which included $1,300,000 from the destruction of the Outback Steakhouse restaurant in the Cayman Islands. We have decided not to reopen this location.

Provision for Impaired Assets and Restaurant Closings. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during 2004 we recorded a provision for impaired assets and restaurant closings of approximately $2,394,000, which included approximately $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan (which includes $812,000 of goodwill written off for this location), and $86,000 for one Carrabba’s Italian Grill restaurant closing in Georgia. During 2003, we recorded a provision for impaired assets and restaurant closings of approximately $5,319,000, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, and approximately $1,944,000 for one Fleming’s Prime Steakhouse and Wine Bar closing in Dallas. The remainder of the provision was for the reduction in carrying value of five domestic Outback Steakhouses. The restaurant closing provision primarily consisted of the write down of the Dallas building and the write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the Puerto Rico restaurant’s property lease. In 2002, we recorded a pre-tax charge to earnings of $5,281,000 which primarily is related to the closing of one Outback Steakhouse and one Roy's restaurant and to the reduction in the carrying value of three Outback Steakhouses and one Carrabba's Italian Grill. (Refer to Impairment of Long-Lived Assets measurement discussion in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations) See “Liquidity and Capital Resources” for a discussion of our expansion strategy.

Contribution for “Dine Out for Hurricane Relief.” This line item represents our contribution of 100% of our sales proceeds of $1,607,000 from one day’s sales in the state of Florida for hurricane relief after four storms damaged Florida in a very short period of time.

Management's Discussion and Analysis of Financial Condition and Results of Operation

FISCAL YEARS ENDED 2004, 2003 AND 2002

Income from Operations of Unconsolidated Affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures was $1,725,000 in 2004 as compared to $5,996,000 in 2003. This decrease was attributable to the consolidation of 29 Carrabba’s restaurants in January 2004. Income from development joint ventures was $5,996,000 in 2003 as compared to $5,881,000 in 2002. This increase was attributable to improved performance of Outback Steakhouses located in Brazil that are operated under a development joint venture agreement, partially offset by lower average unit volumes at Carrabba’s Italian Grills operated as development joint ventures.

Income from Operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provisions for impaired assets and restaurant closings, and the 2004 “Dine Out for Hurricane Relief” contribution, income from operations decreased by $6,887,000 to $252,031,000 in 2004 as compared to $258,918,000 in 2003 and increased by $31,575,000 to $258,918,000 in 2003 as compared with $227,343,000 in 2002.

Other Income (Expense), Net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $2,104,000 in 2004 compared with net other expense of $1,100,000 in 2003. The increase in net other expense was primarily the result of no change in the cash surrender value of certain life insurance policies in 2004 compared with a gain of approximately $889,000 in 2003. Net other expense was $1,100,000 in 2003 compared with net other expense of $3,322,000 in 2002. The decrease in net other expense in 2003 is primarily the result of changes in the cash surrender value of certain life insurance policies from a loss of approximately $1,580,000 in 2002 to a gain of approximately $889,000 in 2003, which was partially offset by a gain of approximately $500,000 on the sale of an airplane during 2002, which did not recur in 2003.

Interest Income. Interest income was $1,349,000 in 2004 as compared with interest income of $1,479,000 in 2003 and interest income of $2,529,000 in 2002. Interest income decreased due to lower short-term investment balances during 2004 compared with 2003 and 2002. The decrease in interest income was partially offset by the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46. Interest income included in our Consolidated Statement of Income for the year ended December 31, 2004 included approximately $583,000 of income from notes receivable held by this entity.

Interest Expense. Interest expense was $3,629,000 in 2004 as compared with interest expense of $1,810,000 in 2003 and interest expense of $1,317,000 in 2002. The increase in interest expense is due to higher average debt balances. Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46. Interest expense included in our Consolidated Statement of Income for the year ended December 31, 2004, included approximately $590,000 of expense from outstanding borrowings on the line of credit held by this entity. Finally, the year-to-year changes in interest expense also resulted from changes in short term interest rates and changes in borrowing needs as funds were needed to finance the Fleming’s buy-out, the Chi-Chi's restaurant acquisition, the construction of new restaurants and fluctuations in interest rates on our lines of credit.

Elimination of Minority Partners' Interest. The allocation of minority partners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, the income allocations were 0.3% in 2004 compared with 0.1% in 2003 and loss allocations of less than 0.1% in 2002. The increase in the ratio is the result of improvement in the performance of our joint ventures in new format restaurants.

Provision for Income Taxes. The provision for income taxes in all three years presented reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 34.5% in 2004, 34.4% in 2003 and 34.8% in 2002. The decrease in the effective tax rate in 2003 resulted from tax savings associated with changes in the corporate state tax structure and an increase in FICA tax credits for employee-reported tips. Approximately 25% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Management's Discussion and Analysis of Financial Condition and Results of Operation

FISCAL YEARS ENDED 2004, 2003 AND 2002

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

Net Income and Earnings per Common Share. Net income for 2004 was $156,057,000, a decrease of 6.7% over net income of $167,255,000 in 2003. Basic earnings per common share decreased to $2.11 for 2004 from basic earnings per common share of $2.22 in 2003. Basic weighted shares outstanding decreased by approximately 1,139,000 shares from 75,256,000 shares at December 31, 2003 to 74,117,000 shares at December 31, 2004. Diluted earnings per common share decreased to $2.01 for 2004 from diluted earnings per common share of $2.13 in 2003. Diluted weighted shares outstanding decreased by approximately 789,000 shares from 78,393,000 shares at December 31, 2003 to 77,604,000 shares at December 31, 2004. The decrease in both basic and diluted weighted shares outstanding in 2004 compared with 2003 was primarily due to the purchase of treasury shares during 2004, partially offset by the issuance of shares for stock option exercises.

Net income for 2003 was $167,255,000, an increase of 13.6% over net income of $147,235,000 in 2002. Basic earnings per common share increased to $2.22 for 2003 from basic earnings per common share of $1.92 in 2002. Basic weighted shares outstanding decreased by approximately 1,478,000 shares from 76,734,000 shares at December 31, 2002 to 75,256,000 shares at December 31, 2003. Diluted earnings per common share increased to $2.13 for 2003 from diluted earnings per common share of $1.86 in 2002. Diluted weighted shares outstanding decreased by approximately 919,000 shares from 79,312,000 shares at December 31, 2002 to 78,393,000 shares at December 31, 2003. The decrease in both basic and diluted weighted shares outstanding in 2003 compared with 2002 was primarily due to the purchase of treasury shares during 2003, partially offset by the issuance of shares for stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Net cash provided by operating activities	$322,265	$269,082	$294,000
Net cash used in investing activities	(290,860)	(230,061)	(168,066)
Net cash used in financing activities	(46,320)	(123,707)	(54,284)
Net (decrease) increase in cash and cash equivalents	$(14,915)	$(84,686)	$71,650

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $254,871,000, $194,754,000 and $181,798,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective. As of December 31, 2004, there were approximately 295 restaurants developed on land which was owned by us.

Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2004 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(159,165)	$(318,330)	$(477,495)
Decrease in cash provided by operating activities	$(30,003)	$(60,005)	$(90,008)

The estimates above are based on the assumption that earnings before income taxes, depreciation, and amortization decrease approximately $0.29 for every $1.00 decrease in restaurant sales. These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

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

Through September 1, 2004, we had an agreement to develop and operate Fleming’s Prime Steakhouse and Wine Bars (“Fleming’s”) with our partners in the Outback/Fleming’s, LLC (the “LLC,” which is a consolidated entity). As of December 31, 2003, we had loaned approximately $16,245,000 to our operating partners for their share of capital to build new restaurants beyond the initial capital contributed by us pursuant to the LLC agreement. We had a 51% ownership interest in the LLC, and were subject to a purchase or sale option to purchase an additional 39% in the LLC after the twentieth restaurant was opened. The LLC opened its twentieth restaurant in 2004 and on September 1, 2004 we exercised our purchase option. The loans were satisfied as part of the purchase and were not outstanding at December 31, 2004. We do not expect to make any additional loans to our partners for their remaining 10% interest in the LLC.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants, which is included in our Consolidated Financial Statements. Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, $7,325,000 of which had been expended as of December 31, 2004. Additionally, we are subject to a sale option if for eighteen consecutive months there is no restaurant development, whereby our partner may purchase our interest in the LLC for five times the restaurant cash flows for the immediately preceding twelve months.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Prior to September 30, 2004, Chi-Chi’s exercised a right to exclude one property from the designation rights listing. We received a $1,100,000 payment from Chi-Chi’s in October 2004, which reduced our total purchase price for the remaining 75 properties. Additionally, in October 2004, we completed an assignment to a third party of our designation rights for 25 properties in exchange for $9,975,000. The third party will pay the carrying costs on these properties from the closing date until the property is designated for transfer. In November 2004, we required Chi-Chi’s to retain 15 properties, leaving 35 properties to which we have rights as of December 31, 2004. The remaining properties include 14 properties with owned land and building, 10 sale-leaseback properties with reversion rights and purchase options, nine ground leases and two leases.

In 1985, the state legislature in Florida passed a “substitute communications tax” for telephone company switched service. As a result of recent rulemaking and audits, the Department of Revenue has identified local area networks, intercom systems, wireless routers and other internal communication systems as included in the definition of substitute communications. The substitute communications tax will be actively enforced after the 2004 legislative session, if it is not repealed, and could result in material charges to us by taxing any system that allows intra-company communications based on the actual cost of that equipment. As of December 31, 2004, we are unable to estimate any potential liability due to the lack of regulatory guidance from the Department of Revenue.

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day LIBOR rate (ranging from 2.42% to 2.78% at December 31, 2004). At December 31, 2004 the unused portion of the line of credit was $95,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At December 31, 2004, we were in compliance with these debt covenants.

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit. The credit agreement contains certain restrictions and conditions as defined in the agreement. Approximately $11,782,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at December 31, 2004 and 2003, respectively, as required by insurance companies that underwrite our workers’ compensation insurance and also where required for construction of new restaurants. The remaining $8,218,000 at December 31, 2004 was available. However, subsequent to year end, approximately $8,000,000 of additional letters of credit was committed against the line of credit.

As of December 31, 2004, we had approximately $7,145,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.45% to 7.00% to finance development of our restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from January 2005 to December 2005. As of December 31, 2004 and 2003, the outstanding balance was approximately $27,717,000 and $21,130,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At December 31, 2004 and 2003, collateralized notes totaled approximately $25,346,000 and $16,490,000, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operation

CREDIT FACILITIES (CONTINUED)

In April 2003, we obtained a controlling interest in our franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction we became directly liable for notes outstanding that we had previously guaranteed. The notes are payable to banks, collateralized by lease deposits of approximately $3,600,000 and letters of credit and bear interest at 85 basis points over the 90 or 180-day Tokyo Interbank Offered Rate (TIBOR) (ranging from 0.10% to 0.11% at December 31, 2004). The notes are denominated and payable in Japanese yen, with outstanding balances maturing in March 2005. As of December 31, 2004 and 2003, outstanding balances totaled approximately $5,769,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of December 31, 2004 and 2003, Outback Japan had borrowed approximately $10,260,000 and $5,648,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws maturing from February 2005 to June 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2004, we were in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of December 31, 2004, Outback Japan had borrowed approximately $8,635,000 on the line of credit at an average interest rate of 0.76%, with draws maturing from February 2005 to May 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2004, we were in compliance with all of the debt covenants.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.  We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46. At December 31, 2004, the outstanding balance on the line of credit was approximately $30,343,000 and is included in our Consolidated Balance Sheet as long-term debt.

T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow, or prepay advances at any time before the termination date of the agreement.  The line of credit matures on December 31, 2008, at which time the entire outstanding principal amount of the loan and any accrued interest is due.

If a default under the line of credit were to occur requiring us to perform under the guarantee obligation, we have the right to call into default all of our franchisees in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include our covenant commitments under existing lines of credit.  We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee.  We also guarantee additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $176,000 as of December 31, 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operation

CREDIT FACILITIES (CONTINUED)

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000. Based upon provisions of the line of credit agreement as of April 27, 2004 and operating data and outstanding borrowings as of and through December 31, 2004, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding consolidated total debt balances increased by more than $115,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 13%. In addition, based upon provisions of the line of credit agreement, as of April 27, 2004, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding consolidated total debt balances, as described in the line of credit agreement, increased by more than $385,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 40%; or (iii) our net worth decreased approximately 35%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.  On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2004, the outstanding balance on the line of credit was approximately $21,987,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”).  If an event of default occurs (as defined in the agreement, and including our covenant commitments under existing lines of credit) then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, we would, as guarantor, be liable for this balance.  However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in favor of Outback Steakhouse, Inc.  These agreements provide that if we are required to perform our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement.  RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At December 31, 2004, the outstanding balance on the note and our guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made five additional working capital contributions totaling $2,244,000 since 2001. Of this amount, $777,000 was paid in 2003 and $800,000 was paid in 2004. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

Management's Discussion and Analysis of Financial Condition and Results of Operation

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2004, are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt	$144,869	$54,626	$58,410	$31,833	$-
Operating leases	463,266	70,498	129,289	103,802	159,677
Purchase obligations (1)	664,644	662,261	2,383	-	-
Commitments (2)	2,675	2,675	-	-	-
Partner deposit and accrued buyout liability (3)	76,663	13,561	19,893	14,508	28,701
Other long-term liabilities (4)	6,114	-	2,114	4,000	-
Total contractual obligations	$1,358,231	$803,621	$212,089	$154,143	$188,378

DEBT GUARANTEES
Debt guarantees	$34,121	$54	$24,622	$-	$9,445
Amount outstanding under debt guarantees	31,608	54	22,109	-	9,445
____________
(1)
We have minimum purchase commitments with various vendors through December 31, 2006. Outstanding commitments consist primarily of minimum purchase levels of beef, butter, cheese, and other food products related to normal business operations.

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

(4)
Other long-term liabilities reflected on our consolidated balance sheet are long-term insurance estimates and the deferred gain associated with a ten-year licensing agreement (see Notes 5 and 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K).

We expect that our working capital and capital expenditure requirements through the next 12 months will be met by cash flow from operations and, to the extent needed, advances on our line of credit. (See Note 7 of Notes to Consolidated Financial Statements).

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. During the period from the authorization date through December 31, 2004, approximately 6,553,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2004, under these authorizations we have repurchased approximately 11,819,000 shares of our common stock for approximately $400,259,000.

Management's Discussion and Analysis of Financial Condition and Results of Operation

DIVIDENDS

Our Board of Directors authorized the following dividends during 2004:

DECLARATION	RECORD	PAYABLE	AMOUNT PER SHARE
DATE	DATE	DATE	OF COMMON STOCK
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	$0.13
July 21, 2004	August 20, 2004	September 3, 2004	$0.13
October 27, 2004	November 19, 2004	December 3, 2004	$0.13

On January 26, 2005, our Board of Directors declared a quarterly dividend of $0.13 per share of our common stock. The dividend was paid March 4, 2005 to shareholders of record as of February 18, 2005. At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay the dividend with cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period (see Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report). We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. We expense repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes cancelable renewal periods where failure to exercise such options would result in an economic penalty. Depreciation is computed on the straight-line method over the following estimated useful lives:

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

OPERATING LEASES

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the consolidated balance sheets.

GOODWILL

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. On an annual basis, we review the recoverability of goodwill based primarily upon an analysis of discounted cash flows of the related investment asset as compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Generally, we perform our annual assessment for impairment during the third quarter of the fiscal year, unless facts and circumstances require differently.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

INSURANCE RESERVES

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:
	2004	2005
Workers' Compensation	$1,000,000	$1,000,000
General Liability (1)	1,500,000	1,500,000
Health (2)	300,000	300,000
Property Coverage	5,000,000	5,000,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)	We are self-insured for annual aggregate health insurance claims that exceed 113% of estimates provided by our third party administrator and insurance company.

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

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE

Area operating partners are required to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants' annual cash flows for the duration of the agreement. Under the terms of these partners' employment agreements, we have the option to purchase their interest after a five-year period under the conditions of the agreement. We estimate future purchases of area operating partners' interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are completed primarily through issuance of our common stock to the partner equivalent to the fair value of their interest. In the period we complete the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Management's Discussion and Analysis of Financial Condition and Results of Operation

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts and operations of Outback Steakhouse, Inc. and our affiliated partnerships in which we are a general partner and own a controlling financial interest. We consolidate variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We consolidate a limited liability company affiliated with our California franchisees that holds a line of credit that we guarantee.  The consolidated financial statements also include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority partners’ interest.” All material intercompany balances and transactions have been eliminated.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for reporting periods beginning after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on July 1, 2005. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS 123R are expected to have a significant impact to reported net income and earnings per share.  We have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

OUTLOOK

The following discussion of our future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” on page 44.

Management's Discussion and Analysis of Financial Condition and Results of Operation

FUTURE OPERATING RESULTS

2005 Revenue. We plan to grow revenues in 2005 by opening additional restaurants and increasing comparable store sales in all brands. Our expansion plans are summarized in this section. Based upon current economic conditions, we are currently planning for average unit volumes for Outback Steakhouse to increase by approximately 3.0% to 4.0% during 2005 compared with 2004 because of traffic increases and price increases of about 3.0%. We are also currently planning for average unit volumes to increase by approximately 3.0% to 3.25% for Carrabba’s with price increases of around 2.5% to 3.0% for the full year. Fleming’s average unit volumes are expected to increase approximately 4% with price increases of only about 1.0% in the Fleming’s business. We are planning for Roy’s average unit volumes to increase approximately 4.0% without any planned changes in pricing. Finally, Bonefish Grill’s average unit volumes are expected to increase approximately 2.0% with price increases of approximately 2.0% to 2.5% for the brand for 2005. We will reevaluate menu pricing for our brands periodically and may change prices as economic and commodity conditions dictate.

2005 Cost of Revenue. Based upon current and anticipated commodity markets, we are expecting less favorable beef, shrimp, and rib pricing versus 2004, which will be offset by anticipated favorable pricing of certain other commodities, including dairy, onions, potatoes, and tomatoes. Cost of revenue is expected to decrease in 2005 as new format restaurants are developed and continue to expand that have a lower cost of revenue as compared with Outback Steakhouses and Carrabba’s. Although the total change in food cost is subject to several factors, such as the mix of new restaurants, commodity availability and usage and price fluctuations in commodities for which we do not have purchase contracts, the current expectation is for a decrease of approximately 0.2% to 0.3% of sales for the full year.

2005 Labor Costs. As more of the new format restaurants (primarily Roy’s and Fleming’s) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback and Carrabba’s. However, we anticipate that increases in average unit volumes will leverage those increased costs. Additionally, a constitutional amendment was passed in November 2004 in the state of Florida to raise the state hourly minimum wage by $1.00 and index future minimum wage increases to inflation. The amendment will be effective in May 2005, and we currently anticipate the higher minimum wage will increase labor costs as a percentage of restaurant sales by 0.2% in 2005. Also, we foresee an increase in hourly employee bonuses due to higher anticipated cash flows at the restaurant level. However, we are planning to offset these increased costs with price increases. Thus, based on current expectations, total labor costs are anticipated to be flat as a percentage of sales in 2005 compared with 2004.

2005 Restaurant Operating Expenses. Costs incurred prior to the opening of new restaurants are expected to increase as a result of additional restaurant openings in 2005 versus 2004. Currently, we are planning approximately 25 to 35 more new restaurant openings as compared to 2004. Preopening expenses total approximately $150,000 for each new Company-owned and joint venture Outback Steakhouse, approximately $195,000 for each new Carrabba’s, approximately $165,000 for each new Bonefish, and approximately $300,000 for each new Roy’s and Fleming’s. Restaurant operating expense ratios may vary materially from quarter to quarter depending on when units open. As a result of an increase in planned openings of new restaurants offset by average unit volume leverage, restaurant operating expenses may be flat to down 0.1% of restaurant sales in 2005.  Our restaurant operating expense guidance given during our earnings release conference call on February 17, 2005 did not include the effect of straight-line rent and preopening rent adjustments.  We anticipate that the effect of the lease accounting adjustment will be approximately the same percentage of revenues in 2005 as in prior years as adjusted for any accounting changes.

2005 Distribution Expense to Employee Partners. Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands. We are currently planning for distribution expense as a percentage of restaurant sales to be unfavorable about 0.1% in 2005 compared with 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operation

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

2005 Depreciation and Amortization. We expect depreciation costs, which are directly affected by investment in fixed assets, to increase as we build new restaurants, improve and remodel existing restaurants and invest in technology. However, we do not anticipate depreciation and amortization costs changing as a percentage of sales in 2005.

2005 General and Administrative Expenses. Based upon our current plan, we expect that total general and administrative costs will decrease by approximately 0.1% to 0.2% in 2005 compared with 2004. The increase in costs associated with the addition of area operating partners in order to provide for expansion of new restaurant brands is expected to be leveraged in 2005, aided by the avoidance of supply chain management consulting fees we incurred in 2004, the reduction in Sarbanes-Oxley certification compliance costs, and decreasing carrying costs on the Chi-Chi’s properties throughout the year.

EXPANSION STRATEGY

Our goal is to add new restaurants to the system during 2005. The following table presents a summary of the expected restaurant openings for the full year 2005:

	2005
Outback Steakhouses - Domestic
Company-owned	25	to	27
Franchised	2	to	3
Outback Steakhouses - International
Company-owned	15	to	17
Franchised	1	to	2
Carrabba’s Italian Grills
Company-owned	25	to	30
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	10	to	11
Bonefish Grills
Company-owned	35	to	40
Roy’s
Company-owned	1	to	2
Cheeseburger in Paradise
Company-owned	20	to	25
Paul Lee's Chinese Kitchen
Company-owned	5	to	6
Lee Roy Selmon’s
Company-owned	1	to	2

We estimate that our capital expenditures for the development of new restaurants will be approximately $300,000,000 to $325,000,000 in 2005 and intend to finance the development with cash flows from operations and the revolving line of credit referred to above. We anticipate that 55% to 65% of the Company-owned restaurants to be opened in 2005 will be free standing units.

Management's Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY STATEMENT

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains various “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

As noted above, our actual results could differ materially from those stated or implied in the forward-looking statements included in the discussion of future operating results and expansion strategy and elsewhere in this report as a result, among other things, of the following:

(i)	The restaurant industry is a highly competitive industry with many well-established competitors;

(ii)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of price increases); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns; change in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; and increases in various costs, including construction and real estate costs;

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

IMPACT OF INFLATION

In the last three years we have not operated in a period of high general inflation.  However, we have experienced material increases in specific commodity costs and utilities.  Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 31, 2004, outstanding borrowings under our revolving lines of credit bear interest at 50 to 90 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. The weighted average effective interest rate on the $55,000,000 outstanding balance under these lines at December 31, 2004 was 3.0%. At December 31, 2004, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $18,895,000 outstanding balance at December 31, 2004 was 0.72%. Notes payable of approximately $5,769,000 to Japanese banks bear interest at rates 85 basis points over the 90 or 180-day TIBOR rate (ranging from 0.10% to 0.11% at December 31, 2004).  Notes payable of approximately $27,717,000 to Korean banks bear interest at rates ranging from 5.45% to 7.00% at December 31, 2004.

Our debt balance did not exceed $59,000,000 for the years ended December 31, 2003 and 2002. At December 31, 2004, our total debt, including consolidated guaranteed debt, was approximately $144,870,000. Should interest rates based on our average borrowings of approximately $115,800,000 through December 31, 2004 increase by one percentage point, our estimated annual interest expense would increase by approximately $1,158,000 over amounts reported for the year ended December 31, 2004.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $24,664,000 and $27,717,000, respectively, at December 31, 2004 and to our royalties from international franchisees in 14 countries. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $24,346,000 and $21,457,000 as of December 31, 2004 and 2003, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Outback Steakhouse, Inc. and Affiliates
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
	DECEMBER 31,
	2004	2003 (restated)
ASSETS
Current Assets
Cash and cash equivalents	$87,977	$102,892
Short-term investments	1,425	20,824
Inventories	63,448	59,608
Deferred income tax asset	12,969	11,757
Other current assets	53,068	37,529
Total current assets	218,887	232,610
Property, fixtures and equipment, net	1,235,151	1,049,546
Investments in and advances to unconsolidated affiliates, net	16,254	31,209
Deferred income tax asset	6,660	-
Goodwill	107,719	86,745
Intangible assets	21,683	-
Other assets	71,438	74,008
Notes receivable collateral for franchisee guarantee	30,239	-
	$1,708,031	$1,474,118
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$74,162	$58,533
Sales taxes payable	26,735	21,402
Accrued expenses	97,124	80,248
Current portion of partner deposit and accrued buyout liability	13,561	20,417
Unearned revenue	100,895	82,670
Income taxes payable	87	2,358
Current portion of long-term debt	54,626	48,901
Total current liabilities	367,190	314,529
Partner deposit and accrued buyout liability	63,102	42,628
Deferred rent	44,075	37,454
Deferred income tax liability	-	1,418
Long-term debt	59,900	9,550
Guaranteed debt of franchisee	30,343	-
Other long-term liabilities	6,114	5,189
Total liabilities	570,724	410,768
Commitments and contingencies
Interest of minority partners in consolidated partnerships	48,905	58,126
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,750 shares issued;
73,767 and 74,279 shares outstanding as of December 31, 2004 and 2003, respectively	788	788
Additional paid-in capital	271,109	254,852
Retained earnings	1,025,447	913,470
Accumulated other comprehensive loss	(2,118)	(2,078)
	1,295,226	1,167,032
Less treasury stock, 4,983 and 4,471 shares at December 31, 2004 and 2003, respectively, at cost	(206,824)	(161,808)
Total stockholders’ equity	1,088,402	1,005,224
	$1,708,031	$1,474,118
The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Revenues
Restaurant sales	$3,183,297	$2,647,991	$2,276,599
Other revenues	18,453	17,786	17,915
Total revenues	3,201,750	2,665,777	2,294,514
Costs and expenses
Cost of sales	1,193,262	983,362	856,951
Labor & other related	759,927	630,598	537,333
Other restaurant operating	660,878	534,703	449,409
Distribution expense to employee partners, excluding stock expense	76,885	61,029	54,920
Employee partner stock buyout expense	7,495	4,791	4,499
Depreciation and amortization	104,310	84,876	73,294
General & administrative	141,662	108,177	91,365
Hurricane property and inventory losses	3,024	-	-
Provision for impaired assets and restaurant closings	2,394	5,319	5,281
Contribution for "Dine Out for Hurricane Relief"	1,607	-	-
Income from operations of unconsolidated affiliates	(1,725)	(5,996)	(5,881)
Total costs and expenses	2,949,719	2,406,859	2,067,171
Income from operations	252,031	258,918	227,343
Other income (expense), net	(2,104)	(1,100)	(3,322)
Interest income	1,349	1,479	2,529
Interest expense	(3,629)	(1,810)	(1,317)
Income before elimination of minority partners'
interest and income taxes	247,647	257,487	225,233
Elimination of minority partners' interest	9,415	2,532	(1,580)
Income before provision for income taxes	238,232	254,955	226,813
Provision for income taxes	82,175	87,700	78,838
Income before cumulative effect of a change in accounting principle	156,057	167,255	147,975
Cumulative effect of a change in accounting principle (net of taxes)	-	-	(740)
Net income	$156,057	$167,255	$147,235

Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.11	$2.22	$1.93
Cumulative effect of a change in accounting principle (net of taxes)	-	-	(0.01)
Net income	$2.11	$2.22	$1.92
Basic weighted average number of shares outstanding	74,117	75,256	76,734

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$2.01	$2.13	$1.87
Cumulative effect of a change in accounting principle (net of taxes)	-	-	(0.01)
Net income	$2.01	$2.13	$1.86
Diluted weighted average number of shares outstanding	77,604	78,393	79,312

Cash dividends per common share	$0.52	$0.49	$0.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	TOTAL
Balance, December 31, 2001, as restated (see Note 1)	76,913	$786	$223,167	$670,898	$-	$(42,004)	$852,847
Issuance of common stock	196	2	6,998	-	-	-	7,000
Purchase of treasury stock	(2,691)	-	-	-	-	(81,650)	(81,650)
Reissuance of treasury stock	1,462	-	-	(6,767)	-	36,706	29,939
Dividends ($0.12 per share)	-	-	-	(9,101)	-	-	(9,101)
Stock option income tax benefit	-	-	8,580	-	-	-	8,580
Stock option compensation expense	-	-	1,338	-	-	-	1,338
Net income, as restated	-	-	-	147,235	-	-	147,235
Balance, December 31, 2002, as restated	75,880	788	240,083	802,265	-	(86,948)	956,188
Purchase of treasury stock	(3,784)	-	-	-	-	(143,191)	(143,191)
Reissuance of treasury stock	2,183	-	-	(19,133)	-	68,331	49,198
Dividends ($0.12 per share)	-	-	-	(36,917)	-	-	(36,917)
Stock option income tax benefit	-	-	13,189	-	-	-	13,189
Stock option compensation expense	-	-	1,580	-	-	-	1,580
Net income, as restated	-	-	-	167,255	-	-	167,255
Foreign currency translation adjustment	-	-	-	-	(2,078)	-	(2,078)
Total comprehensive income	-	-	-	-	-	-	165,177
Balance, December 31, 2003, as restated	74,279	788	254,852	913,470	(2,078)	(161,808)	1,005,224
Purchase of treasury stock	(2,155)	-	-	-	-	(95,554)	(95,554)
Reissuance of treasury stock	1,643	-	-	(5,556)	-	50,538	44,982
Dividends ($0.13 per share)	-	-	-	(38,524)	-	-	(38,524)
Stock option income tax benefit	-	-	14,527	-	-	-	14,527
Stock option compensation expense	-	-	1,730	-	-	-	1,730
Net income	-	-	-	156,057	-	-	156,057
Foreign currency translation adjustment	-	-	-	-	(40)	-	(40)
Total comprehensive income	-	-	-	-	-	-	156,017
Balance, December 31, 2004	73,767	$788	$271,109	$1,025,447	$(2,118)	$(206,824)	$1,088,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Cash flows from operating activities:
Net income	$156,057	$167,255	$147,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,310	84,876	73,294
Provision for impaired assets and restaurant closings and hurricane losses	5,418	5,319	5,281
Employee partner stock buyout expense	7,495	4,791	4,499
Cumulative effect of a change in accounting principle (net of taxes)	-	-	740
Minority partners’ interest in consolidated partnerships’ income	9,415	2,532	(1,580)
Income from operations of unconsolidated affiliates	(1,725)	(5,996)	(5,881)
Change in deferred income taxes	(9,290)	(1,667)	4,025
Loss on disposal of property, fixtures and equipment	4,102	3,705	-
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
(Increase) decrease in inventories	(2,773)	(24,102)	4,138
Increase in other current assets	(10,031)	(5,614)	(39)
(Increase) decrease in other assets	(20,440)	2,610	511
Increase in accounts payable, sales taxes payable and accrued expenses	33,603	13,761	21,465
Increase in partner deposit and accrued buyout liability	7,956	2,534	3,304
Increase in deferred rent	6,620	6,873	4,816
Increase in unearned revenue	16,637	13,441	8,791
Increase (decrease) in income taxes payable	13,986	(236)	24,227
Increase (decrease) in other long-term liabilities	925	(1,000)	(826)
Net cash provided by operating activities	322,265	269,082	294,000
Cash flows used in investing activities:
Purchase of investment securities	(60,125)	(78,557)	(10,101)
Maturities and sales of investment securities	79,524	78,309	9,835
Cash paid for acquisitions of businesses, net of cash acquired	(28,066)	(47,677)	-
Cash paid for designation rights	(42,500)	-	-
Capital expenditures	(254,871)	(194,754)	(181,798)
Proceeds from the sale of property, fixtures and equipment	2,583	2,275	-
Proceeds from the sale of designation rights	11,075	-	-
Increase in cash from adoption of FIN 46	1,080	-	-
Payments from unconsolidated affiliates	1,361	13,518	25,703
Distributions to unconsolidated affiliates	(121)	(1,830)	(7,626)
Investments in and advances to unconsolidated affiliates	(800)	(1,345)	(4,079)
Net cash used in investing activities	(290,860)	(230,061)	(168,066)

 (CONTINUED...)

Outback Steakhouse, Inc. and Affiliates
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	127,444	29,497	6,511
Proceeds from minority partners' contributions	5,100	13,825	5,727
Distributions to minority partners	(12,810)	(4,841)	(3,289)
Repayments of long-term debt	(71,369)	(23,663)	(1,204)
Dividends paid	(38,524)	(36,917)	(9,101)
Payments for purchase of treasury stock	(95,554)	(143,191)	(81,650)
Proceeds from reissuance of treasury stock	39,393	41,583	28,722
Net cash used in financing activities	(46,320)	(123,707)	(54,284)
Net (decrease) increase in cash and cash equivalents	(14,915)	(84,686)	71,650
Cash and cash equivalents at the beginning of the period	102,892	187,578	115,928
Cash and cash equivalents at the end of the period	$87,977	$102,892	$187,578
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,683	$1,964	$1,457
Cash paid for income taxes	79,117	81,944	42,958
Supplemental disclosures of non-cash items:
Asset/liabilities of business transferred under contractual arrangements	$-	$-	$(17,485)
Purchase of minority and employee partners' interests in cash flows of their restaurants	1,833	8,402	8,217
Debt assumed from acquisition	-	20,717	-
Assets received for note	14,700	5,569	-
Debt assumed under FIN 46R	30,339

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

PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of a consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because the Company controls the executive committee (which functions as a board of directors) through representation on the committee by related parties and is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the consolidated venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. The portion of income or loss attributable to the minority interests, not to exceed the minority interest's equity in the consolidated entity, is eliminated in the line item in the Company's Consolidated Statements of Income entitled “Elimination of minority partners' interest.” All material intercompany balances and transactions have been eliminated.

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

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) have historically been consolidated by the Company. These ventures were considered variable interest entities under the provisions of FIN 46 upon adoption of that interpretation, and the Company continued consolidating them after January 1, 2004. The Company is consolidating the Roy’s JV restaurant system, which consisted of 14 restaurants as of December 31, 2004. On September 1, 2004, the Company acquired an additional 39% interest in the LLC and the venture is no longer considered a variable interest entity. However, the Company continues to consolidate the LLC according to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION (CONTINUED)

The Company has ownership interests in 33 individual restaurants that were previously reported by the Company as unconsolidated development joint ventures. As of January 1, 2004, the Company consolidated those joint ventures, which consist of 29 Carrabba's Italian Grills, two Outback Steakhouses, one Roy’s and one Bonefish Grill, as it is the primary beneficiary of those entities. The Company has ownership interests in 13 individual 50/50 joint ventures that remain unconsolidated upon adoption of FIN 46, as the Company was not deemed the primary beneficiary.

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

The Company is a franchisor of 151 restaurants as of December 31, 2004, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships were not deemed variable interest entities and were not consolidated upon adoption of FIN 46. However, the Company guarantees an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2008, for an entity affiliated with its California franchisees (see Note 7 of Notes to Consolidated Financial Statements). The limited liability company that holds this line of credit was deemed to be a variable interest entity and was consolidated by the Company effective January 1, 2004. This entity draws on its line of credit to loan funds to entities in California to purchase and/or build land and buildings for lease to individual Outback Steakhouse franchisees. Therefore, it holds as collateral the notes receivable and underlying assets from these corporations in offsetting amounts to the debt owed to the bank, which are both included in the Company’s Consolidated Balance Sheets and Statements of Income beginning January 1, 2004 and for year ended December 31, 2004.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS — The Company began a review of its lease accounting policies following announcements beginning in December 2004 that several restaurant companies were revising their accounting practices for leases.  Upon completion of its review, the Company has changed its lease accounting in 2004 and has restated certain historical financial information for prior periods to correct errors in its lease accounting policies.

Changes to the Company’s lease accounting policies include adjusting lease terms, as defined in SFAS No. 13, “Accounting for Leases,” as amended, to include option renewals that are reasonably assured of being exercised, including the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms.

The Company restated its consolidated balance sheet at December 31, 2003, and the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. The Company also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 19 of Notes to Consolidated Financial Statements). The impact of the restatement on periods prior to 2002 has been reflected as an adjustment to retained earnings of $15,240,000 as of December 31, 2001 in the accompanying consolidated statements of stockholders' equity.

The Company did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 are summarized below.

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	YEARS ENDED DECEMBER 31,
	2003	2003	2002	2002
	As previously reported	As restated	As previously reported	As restated
Selected Statement of Income Data:
Other restaurant operating (1)	$528,931	$534,703	$444,290	$449,409
Income from operations of unconsolidated affiliates	(6,119)	(5,996)	(6,029)	(5,881)
Total costs and expenses	2,400,965	2,406,859	2,061,903	2,067,171
Income from operations	264,812	258,918	232,610	227,343
Income before elimination of minority partners'
interest and income taxes	263,381	257,487	230,500	225,233
Elimination of minority partners' interest	3,314	2,532	(966)	(1,580)
Income before provision for income taxes	260,067	254,955	231,466	226,813
Provision for income taxes	89,861	87,700	80,636	78,838
Income before cumulative effect of a change in accounting principle	170,206	167,255	150,830	147,975
Net income	170,206	167,255	150,090	147,235
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.26	$2.22	$1.97	$1.93
Net income	2.26	2.22	1.96	1.92
Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$2.17	$2.13	$1.90	$1.87
Net income	2.17	2.13	1.89	1.86
____________
(1)	The “as previously reported” amounts have been adjusted for the reclassification discussed in Note 1 of Notes to Consolidated Financial Statements.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	December 31,
	2003	2003
	As previously reported	As restated
Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$31,878	$31,209
Total assets	1,474,787	1,474,118
Deferred rent	2,117	37,454
Deferred income tax liability	14,482	1,418
Total liabilities	388,495	410,768
Interest of minority partners in consolidated partnerships	60,022	58,126
Retained earnings	934,516	913,470
Total stockholders' equity	1,026,270	1,005,224
Total liabilities and stockholders' equity	1,474,787	1,474,118

The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	YEARS ENDED DECEMBER 31,
	2003	2003	2002	2002
	As previously reported	As restated	As previously reported	As restated
Selected Cash Flow Data:
Net income	$170,206	$167,255	$150,090	$147,235
Minority partners’ interest in consolidated partnerships’ income	3,314	2,532	(966)	(1,580)
Income from operations of unconsolidated affiliates	(6,119)	(5,996)	(6,029)	(5,881)
Change in deferred income taxes	494	(1,667)	5,823	4,025
Increase (decrease) in deferred rent	1,102	6,873	(303)	4,816

RECLASSIFICATION — Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform with the 2004 presentation. These classifications relate to complimentary and employee meals which had previously been included in revenues, with a corresponding offset in operating expenses in each period affected. In the current presentation, no revenue or expense is recorded for these transactions. For the years ended December 31, 2004, 2003 and 2002, such amounts totaled $90,892,000, $76,609,000 and $66,227,000, respectively. In addition, certain management training and supervision costs have been reclassified from other restaurant operating expense to general and administrative expense. For the years ended December 31, 2004, 2003 and 2002, such amounts totaled $6,500,000, $4,923,000 and $3,126,000, respectively. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

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

SHORT-TERM INVESTMENTS — The Company's short-term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at December 31, 2004. The Company owns no investments that are considered to be available-for-sale or trading securities. At December 31, 2004, all held-to-maturity securities had maturities of less than one year and are classified as current assets.

CONCENTRATIONS OF CREDIT RISK — Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, and short-term investments. The Company attempts to limit its credit risk associated with cash and cash equivalents and short term investments by utilizing outside investment managers with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated A or higher, certificates of deposit, government obligations and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

INVENTORIES — Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company will periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2004 and 2003, inventories included advance purchases of approximately $23,040,000 and $28,155,000, respectively.

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

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142 effective January 1, 2002, goodwill is no longer subject to amortization. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of the Company’s reporting units to their carrying value. Fair value was determined by the assessment of future discounted cash flows. The transitional impairment testing resulted in an initial goodwill impairment charge of approximately $740,000, net of taxes of approximately $446,000. In accordance with SFAS No. 142, the initial impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Income for the six-month period ended June 30, 2002.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, FIXTURES AND EQUIPMENT — Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Improvements to leased properties are amortized over the shorter of their useful life or the lease term, as defined by SFAS No. 13.  Depreciation is computed on the straight-line method over the following estimated useful lives:

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

OPERATING LEASES - Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13.  The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the consolidated balance sheets.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONSTRUCTION IN PROGRESS — The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $207,000, $202,000 and $290,000 in 2004, 2003 and 2002, respectively.

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

DISTRIBUTION EXPENSE TO EMPLOYEE PARTNERS — The Company requires its general managers and area operating partners to enter into five to seven-year employment agreements and purchase an interest in their restaurant's annual cash flows for the duration of the agreement.  Payments made pursuant to these programs are included in the line item “Distribution expense to employee partners, excluding stock expense” in the Consolidated Statements of Income.

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE — Area operating partners are required to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants' annual cash flows for the duration of the agreement. Under the terms of these partners' employment agreements, the Company has the option to purchase their interest after a five-year period under the conditions of the agreement. The Company estimates future purchases of area operating partners' interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. When partner buyouts occur, they are completed primarily through issuance of the Company's common stock to the partner equivalent to the fair value of their interest. In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

ADVERTISING COSTS — The Company's policy is to report advertising costs as expenses in the year in which the costs are incurred or the first time the advertising takes place. The total amounts charged to advertising expense were approximately $126,404,000, $102,523,000 and $87,073,000 in 2004, 2003 and 2002, respectively.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION — The Company accounts for its stock-based employee compensation under the intrinsic value method. No stock-based employee compensation cost is reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant. SFAS 123R “Share-Based Payment” will be adopted July 1, 2005. The following table provides pro forma net income and earnings per share amounts using the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Net income	$156,057	$167,255	$147,235
Stock-based employee compensation expense included in net income,
net of related taxes	4,576	3,129	3,325
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(18,885)	(16,014)	(14,262)
Pro forma net income	$141,748	$154,370	$136,298
Earnings per common share:
Basic	$2.11	$2.22	$1.92
Basic - pro forma	$1.91	$2.05	$1.78

Diluted	$2.01	$2.13	$1.86
Diluted - pro forma	$1.86	$2.01	$1.74

The preceding pro forma results were calculated with the use of the Black Scholes option pricing model. The following assumptions were used for the years ended December 31, 2004, 2003 and 2002, respectively: (1) risk-free interest rates of 3.63%, 2.80%, and 2.90%; (2) dividend yield of 1.25%, 1.45% and 1.5%; (3) expected lives of 6.3 years, 5.0 years and 5.0 years; and (4) volatility of 30%, 31%, and 32%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

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

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

“Inventory Costs”

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

“Exchanges of Non-monetary Assets”

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

“Share-Based Payment”

In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for reporting periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on July 1, 2005. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS 123R are expected to have a significant impact to reported net income and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

2. OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2004	2003
Prepaid expenses	$23,020	$18,485
Accounts receivable	19,473	12,855
Accounts receivable - franchisees	2,228	2,633
Assets held for sale	4,810	-
Deposits	2,537	2,218
Other current assets	1,000	1,338
	$53,068	$37,529

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):
	DECEMBER 31,
	2004	2003
Land	$196,137	$170,815
Buildings & building improvements	603,856	516,081
Furniture & fixtures	184,949	145,151
Equipment	425,197	347,560
Leasehold improvements	305,618	259,914
Construction in progress	52,373	38,548
Accumulated depreciation	(532,979)	(428,523)
	$1,235,151	$1,049,546

The Company expensed repair and maintenance costs of approximately $76,000,000, $63,000,000 and $55,000,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $103,556,000, $84,876,000 and $73,294,000, respectively.

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

During 2004, the Company recorded a provision for impaired assets and restaurant closings of approximately $2,394,000, which included approximately $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan (which includes $812,000 of goodwill written off for this location), and $86,000 for one Carrabba's Italian Grill restaurant closing in Georgia. Additionally, during August and September 2004, four hurricanes caused losses from property damage and inventory spoilage of approximately $3,024,000, which included $1,300,000 from the destruction of the Outback Steakhouse restaurant in the Cayman Islands. The Company has decided not to reopen this location.

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

Prior to September 30, 2004, Chi-Chi’s exercised a right to exclude one property from the designation rights listing, for which the Company received a $1,100,000 payment in October 2004. Additionally, in October 2004, the Company completed an assignment of designation rights to a third party on 25 properties in exchange for $9,975,000. Both transactions reduced the total purchase price of the remaining properties. In November 2004, the Company required Chi-Chi’s to retain 15 properties, leaving 35 properties to which the Company has rights as of December 31, 2004. The remaining properties include 14 properties with owned land and building, 10 sale-leaseback properties with reversion rights and purchase options, nine ground leases and two leases.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, FIXTURES AND EQUIPMENT, NET (CONTINUED)

The net purchase price of $31,425,000 for the designation rights and capitalized carrying costs on rejected properties of $844,000 were allocated to properties the Company expects to designate for conversion into one of its concepts as follows (in thousands):

Land	$16,270
Buildings	4,949
Assets held for sale	4,810
Liquor licenses	3,490
Favorable leases	2,750
$32,269

4. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 is as follows (in thousands):

December 31, 2002	$46,337
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	40,408
December 31, 2003	86,745
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	21,786
Impairment loss (see Note 6 of Notes to Consolidated Financial Statements)	(812)
December 31, 2004	$107,719

Intangible assets consisted of the following (in thousands):

	WEIGHTED AVERAGE
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2004
Trademarks (gross)	21	$12,344
Less: accumulated amortization		(295)
Net trademarks		12,049
Trade dress (gross)	11	6,777
Less: accumulated amortization		(320)
Net trade dress		6,457
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224
Less: accumulated amortization		(47)
Net favorable leases		3,177
Intangible assets, less total accumulated amortization of $662	18	$21,683

The aggregate amortization expense related to these intangible assets was $662,000 for the year ended December 31, 2004. The Company did not have these intangible assets in 2003 and in 2002. Thus, there was not any amortization expense recorded. Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $1,501,000.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

Other assets consisted of the following (in thousands):
	DECEMBER 31,
	2004	2003
Other assets	$47,089	$51,389
Liquor licenses, net of accumulated amortization of $4,291 and $3,617 at December 31, 2004
and 2003, respectively	13,699	9,619
Deferred license fee, net of valuation provision of approximately $3,000 and $2,000
at December 31, 2004 and 2003, respectively	10,650	13,000
	$71,438	$74,008

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred recognition of a gain of $1,189,000 associated with the transaction until such time as the fees due under the licensing agreement are realized. (See Note 8 of Notes to Consolidated Financial Statements).

In 1996, the Company entered into key man life insurance policies for three of the Company’s founders. During 1999 through 2001, the Company entered into life insurance agreements for five officers whereby the Company paid the premiums on the policies held in trust for these individuals. The primary purpose of these agreements is to provide the officers' estates with liquidity in the event of the officers' death to minimize the need for the estate to liquidate its holdings of the Company's stock. The Company will recover the premiums it has paid through policy withdrawals or proceeds from the policy benefits in the event of death. The Company has included the amount of its collateral interest in the policies in Other Assets.

As of December 31, 2003, other assets included approximately $16,245,000 of loans to the Company’s operating partners in the Outback/Fleming’s, LLC (the “LLC,” which is a consolidated entity) for its partners’ share of capital to build new restaurants required beyond the initial capital contributed by the Company pursuant to the LLC agreement. The Company had a 51% ownership interest in the LLC, and was subject to a purchase or sale option to purchase an additional 39% in the LLC after the twentieth restaurant was opened. The LLC opened its twentieth restaurant in 2004 and on September 1, 2004, the Company exercised its purchase option. The loans were satisfied as part of the purchase and were not outstanding as of December 31, 2004 (see Note 13 of Notes to Consolidated Financial Statements).

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):
	DECEMBER 31,
	2004	2003
		(restated)
Accrued payroll and other compensation	$38,552	$30,103
Accrued insurance	21,818	18,669
Accrued property taxes	9,068	8,985
Other accrued expenses	27,686	22,491
	$97,124	$80,248

Remaining accrued restaurant closing expenses of approximately $307,000 were included in other accrued expenses as of December 31, 2003, related to the restaurant closing provisions. There were no remaining accrued restaurant closing expenses as of December 31, 2004.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	DECEMBER 31,
	2004	2003
Revolving lines of credit, uncollateralized, interest rates ranging from 2.89% to 3.05% at
December 31, 2004 and 1.83% at December 31, 2003, respectively	$55,000	$10,000
Outback Korea notes payable, interest rates ranging from 5.45% to 7.00% at
December 31, 2004 and 5.60% to 6.00% at December 31, 2003	27,717	21,130
Outback Japan notes payable, uncollateralized, interest rates ranging from 0.95% to 0.96%
at December 31, 2004 and 0.95% at December 31, 2003	5,769	16,249
Outback Japan revolving lines of credit, interest rates ranging from 0.68% to 0.77% at
December 31, 2004 and 0.77% at December 31, 2003	18,895	5,648
Other notes payable, uncollateralized, interest rates ranging from 2.07% to 7.00% at December 31, 2004 and
2.40% to 7.00% at December 31, 2003	7,145	5,424
Guaranteed debt of franchisee	30,343	-
	144,869	58,451
Less current portion	54,626	48,901
Less guaranteed debt of franchisee	30,343	-
Long-term debt of Outback Steakhouse, Inc.	$59,900	$9,550

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 2.42% to 2.78% at December 31, 2004 and ranging from 1.12% to 1.22% at December 31, 2003). At December 31, 2004, the unused portion of the revolving line of credit was $95,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At December 31, 2004, the Company was in compliance with these debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letters of credit. The credit agreement contains certain restrictions and conditions as defined in the agreement. Approximately $11,782,000 and $8,942,000 of the line of credit was committed for the issuance of letters of credit at December 31, 2004 and 2003, respectively, as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also where required for construction of new restaurants. The remaining $8,218,000 at December 31, 2004 was available to the Company.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

As of December 31, 2004, the Company had approximately $7,145,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 5.45% to 7.00% to finance development of the Company’s restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from January 2005 to December 2005. As of December 31, 2004 and 2003, the outstanding balance was approximately $27,717,000 and $21,130,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At December 31, 2004 and 2003, collateralized notes totaled approximately $25,346,000 and $16,490,000, respectively.

In April 2003, the Company obtained a controlling interest in its franchised restaurants in Japan (“Outback Japan”). As a result, upon closing of the transaction the Company became directly liable for notes outstanding that it had previously guaranteed. The notes are payable to banks, collateralized by lease deposits of approximately $3,600,000 and letters of credit and bear interest at rates 85 basis points over the 90 or 180-day TIBOR rate (ranging from 0.10% to 0.11% at December 31, 2004). The notes are denominated and payable in Japanese yen, with outstanding balances maturing in March 2005. As of December 31, 2004 and 2003, outstanding balances totaled approximately $5,769,000 and $16,249,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of December 30, 2004 and 2003, the Company had borrowed approximately $10,260,000 and $5,648,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws maturing from February 2005 to June 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2004, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of December 31, 2004, the Company had borrowed approximately $8,635,000 on the line of credit at an average interest rate of 0.76%, with draws maturing from February 2005 to May 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2004, the Company was in compliance with all of the debt covenants.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (T-Bird”), owned by its California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R (see Note 1 of Notes to Consolidated Financial Statements). At December 31, 2004, the outstanding balance on the line of credit was approximately $30,343,000 and is included in the Company’s Consolidated Balance Sheet as long-term debt. As of December 31, 2003, the outstanding balance was approximately $28,583,000, and was disclosed as a guarantee, but was not consolidated in the Company’s financial statements. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. The line of credit matures on December 31, 2008, at which time the entire outstanding principal amount of the loan and any accrued interest is due.

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, it has the right to call into default all of its franchisees in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include the company’s covenant commitments under existing lines of credit.  The Company is not the primary obligor on the line of credit and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee. The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $176,000 and $411,000 as of December 31, 2004 and 2003, respectively.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow, or prepay advances at any time before the termination date of the agreement.  On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2004 and 2003, the outstanding balance on the line of credit was approximately $21,987,000 and $21,435,000 , respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc, (“RHI”).  If an event of default occurs (as defined in the agreement, and including the Company’s covenant commitments under existing lines of credit) then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, the Company would, as guarantor, be liable for this balance.  However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in favor of the Company.  These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify OSI against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement.  RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

As a result of the Company’s recourse provisions and collateral, the estimated fair value of the guarantee to be recorded is immaterial to its financial condition and financial statements.

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. At December 31, 2004 and 2003, the outstanding balance and its guarantee on the note were approximately $65,000,000 and $9,445,000, and $66,550,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45 and is thus not subject to the recognition or measurement requirements of FIN 45.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

The aggregate payments of debt outstanding at December 31, 2004, for the next five years, are summarized as follows: 2005-$54,626,000; 2006-$1,911,000; 2007-$56,499,000; 2008- $31,305,000; 2009- $528,000; and thereafter - $0. The carrying amount of long-term debt approximates fair value.

DEBT AND DEBT GUARANTEE SUMMARY (in thousands):

		PAYABLE	PAYABLE	PAYABLE
	TOTAL	DURING 2005	DURING 2006-2009	AFTER 2009
Debt	$144,869	$54,626	$90,243	$-

Debt guarantees	34,121	54	24,622	9,445
Amount outstanding under debt guarantees	31,608	54	22,109	9,445

8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2004	2003
Self-insurance accrual	$4,000	$4,000
Other deferred liability	2,114	1,189
	$6,114	$5,189

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized. (See Note 5 of Notes to Consolidated Financial Statements).

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2004 and 2003, respectively, was approximately $156,017,000 and $165,177,000, which included the effect of losses from translation adjustments of approximately $40,000 and $2,078,000.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY

The Company repurchased shares of its common stock, $.01 par value, as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Number of shares repurchased	2,155	3,784	2,691
Aggregate purchase price	$95,554	$143,191	$81,650

Repurchased shares are carried as treasury stock on the Consolidated Balance Sheets and are recorded at cost. During 2004, 2003 and 2002, the Company reissued approximately 1,642,000, 1,951,000 and 1,462,000 shares of treasury stock, respectively, that had a cost of approximately $50,538,000, $60,606,000 and $36,706,000, respectively for exercises of stock options.

11. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):
	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Current:
Federal	$76,321	$82,711	$67,566
State	11,213	9,322	6,156
Foreign	4,310	-	-
	91,844	92,033	73,722
Deferred:
Federal	(8,460)	(4,002)	4,796
State	(1,209)	(331)	320
	(9,669)	(4,333)	5,116
	$82,175	$87,700	$78,838

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.0	3.3	2.6
Benefit of federal income tax credits	(5.2)	(4.3)	(4.1)
Other, net	0.7	0.4	1.3
Total	34.5%	34.4%	34.8%

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2004	2003
		(restated)
Deferred income tax assets:
Deferred rent	$15,595	$13,064
Insurance reserves	8,509	7,150
Intangible assets	4,696	8,623
Other, net	4,460	4,607
	33,260	33,444
Deferred income tax liabilities:
Depreciation	(13,631)	(23,105)
Net deferred tax asset (liability)	$19,629	$10,339

A provision was not made for any U.S. or additional foreign taxes on undistributed earnings related to the Company's foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general investment policy of undistributed earnings, additional taxes will be provided.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2005 and 2021. The restaurant facility leases primarily have renewal clauses of five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $77,641,000, $61,991,000, as restated, and $49,258,000, as restated, respectively, and included contingent rent of approximately $4,695,000, $3,669,000 and $3,392,000, respectively.

Future minimum rental payments on operating leases (including leases for restaurants scheduled to open in 2005) are as follows (in thousands):

2005	$70,498
2006	67,797
2007	61,492
2008	55,194
2009	48,608
Thereafter	159,677
Total minimum lease payments	$463,266

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

DEVELOPMENT COSTS — During September 2003, the Company formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants. Under the terms of the agreement, the Company committed to the first $10,000,000 of future development costs to open the first five restaurants, $7,325,000 of which had been expended as of December 31, 2004. Additionally, the Company is subject to a sale option if for eighteen consecutive months there is no restaurant development, whereby the Company’s partner may purchase the Company’s interest in the LLC for five times the annualized restaurant cash flows for the immediately preceding twelve months.

TAX CONTINGENCY — In 1985, the state legislature in Florida passed a “substitute communications tax” for telephone company switched service. As a result of recent rulemaking and audits, the Department of Revenue has identified local area networks, intercom systems, wireless routers and other internal communication systems as included in the definition of substitute communications. The substitute communications tax will be actively enforced after the 2004 legislative session, if it is not repealed, and could result in material charges to the Company by taxing any system that allows intra-company communications based on the actual cost of that equipment. As of December 31, 2004, the Company is unable to estimate any potential liability due to the lack of regulatory guidance from the Department of Revenue.

COMMITMENTS — The Company has minimum purchase commitments with various vendors through 2006. Outstanding commitments as of December 31, 2004 were approximately $664,644,000 and consist primarily of minimum purchase commitments of beef, pork, chicken, and other food products related to normal business operations.

LITIGATION — The Company is subject to legal proceedings claims and liabilities which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations and cash flows.

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the "dramshop" liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company has appealed the verdict.  Oral argument has been made to the appellate court, and the Company is awaiting the decision of the court.  The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000.  The excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict. The Company does not believe the excess carrier’s case has any merit and is vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the "dramshop" case.  The Company has filed counter-claims against the excess carrier and cross-claims against the primary carrier and its third-party administrator.  If the excess carrier’s suit were to succeed, the Company believes it would have rights against the primary carrier and its third party administrator to recover any amounts the Company may have to pay.

INSURANCE — The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2004	2003	2002
Workers' Compensation	$1,000,000	$1,000,000	$250,000
General Liability (1)	$1,500,000	$1,000,000	$500,000
Health (2)	$300,000	$230,000	$230,000
Property Coverage	$5,000,000	$5,000,000	$5,000,000
____________
(1)
Beginning in 2004, for claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)	Beginning in 2004, the Company is self-insured for annual aggregate health insurance claims that exceed 113% of estimates provided by its third party administrator and insurance company.

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

GUARANTEES — The Company guarantees debt owed to banks by some of its franchisees, joint venture partners and unconsolidated affiliates. The maximum amount guaranteed is approximately $34,121,000 with outstanding guaranteed amounts of approximately $31,608,000 at December 31, 2004. The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. The default would trigger a right for the Company to take over the borrower's franchise or partnership interest.

13. BUSINESS COMBINATIONS

In April 2002, the Company exercised its option to convert its $5,300,000 preferred stock investment in its Hong Kong franchisee into ownership of three Outback Steakhouse restaurants formerly operated as franchises. No goodwill was recorded in this transaction.

As part of the Company's realignment of its international operations, the Company issued approximately 196,000 shares of common stock in May 2002 to purchase the 20% interest in Outback Steakhouse International LP (“International”) that it did not previously own. The acquisition resulted in goodwill of approximately $6,900,000, none of which is expected to be deductible for income tax purposes. Shares of common stock issued were valued at the market value of the stock at the date of the acquisition, as it was determined by the Company that fluctuations in market prices were not material. In addition, primarily for tax purposes, approximately 25% of International's restaurants in which the Company has a direct investment are owned through a Cayman Island corporation.

During December 2002, the Company acquired two franchised Roy's restaurants for approximately $4,650,000. The restaurants were franchised prior to the creation of the Roy's joint venture with the Company. The acquisition was accounted for by the purchase method, and resulted in goodwill of approximately $3,822,000, all of which is deductible for income tax purposes.

In January 2003, the Company acquired two restaurants from Fleming’s Prime Steakhouse II, LLC, the operator of three unaffiliated Fleming’s Prime Steakhouses. The estimated fair market value of the assets received was deemed to satisfy outstanding principal and accrued interest on amounts owed by FPSH II to the Company of approximately $5,569,000. As a result of this transaction, the Company recorded goodwill of approximately $3,674,000, all of which is deductible for income tax purposes.

In April 2003, the Company obtained a controlling interest in its franchise operating restaurants in Japan. The results of the Japanese operations and the associated minority interest have been reflected in the consolidated financial statements since that date. As part of this realignment, the Company contributed approximately $2,488,000 in capital and became directly liable for approximately $19,741,000 of debt that the Company previously guaranteed for the franchise. (See Note 6 of Notes to Consolidated Financial Statements.) As a result of this transaction, the Company recorded goodwill of approximately $10,440,000, none of which is deductible for income tax purposes.

In July 2003, the Company acquired from a franchisee 14 Outback Steakhouse restaurants operating in Alabama and Florida for approximately $29,500,000 in cash and the retirement of approximately $1,200,000 in the franchisee’s debt. The results of the Alabama restaurants have been reflected in the consolidated financial statements since that date. As a result of this transaction, the Company recorded goodwill of approximately $19,903,000, all of which is deductible for income tax purposes.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS COMBINATIONS (CONTINUED)

In August 2003, the Company acquired from a franchisee a 68.4% interest in two Bonefish Grill restaurants operating in Indiana and Kentucky. The Company also increased its ownership in one Bonefish Grill restaurant operating in Indiana from 45% to 68.4%. The results of these restaurants and the associated minority interest have been reflected in the consolidated financial statements since that date. The purchase price for these acquisitions was approximately $4,400,000 in cash and the Company recorded goodwill of approximately $2,845,000 associated with this transaction, all of which is deductible for income tax purposes.

In September 2003, the Company acquired from a franchisee five Outback Steakhouse restaurants operating in New York for a total of approximately $13,164,000 of which $12,077,000 was paid in cash and $1,087,000 as settlement of receivables. The results of the New York restaurants have been reflected in the consolidated financial statements since that date. The Company recorded goodwill of approximately $1,440,000 associated with this transaction, all of which is deductible for income tax purposes.

In September 2003, the Company acquired from a franchisee one Roy’s restaurant operating in Chicago for approximately $1,800,000 in cash. The results of the Chicago restaurant have been reflected in the consolidated financial statements since that date. The Company recorded goodwill of approximately $288,000 associated with this transaction, all of which is deductible for income tax purposes.

In March 2004, the Company acquired the 36% minority ownership interests of its partners in nine Carrabba's restaurants in Texas for approximately $3,738,000 in cash. The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. No minority interest for these stores has been reflected in the consolidated financial statements since that date. The Company recorded goodwill of approximately $4,722,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

In January 2004, one of the cofounders of Bonefish Grill died. Under the terms of the Bonefish agreements, the Company purchased the 25% ownership interest of this founder in a Bonefish partnership that owns and operates Bonefish Grill restaurants in Florida for approximately $9,522,000 in cash. Since the date of acquisition, the Company has reduced the minority partner’s remaining interest in this entity to 25% in the consolidated financial statements. The Company recorded goodwill of approximately $3,332,000 associated with this transaction, all of which is expected to be deductible for income tax purposes. Additionally, the Company recorded trademark and trade dress assets with values of approximately $1,000,000 and $75,000, which will be amortized over useful lives of 20 and 15 years, respectively, and favorable lease intangibles of approximately $474,000, which will be amortized over the remaining terms of the associated leases, ranging from two to 24 years.

In September 2004, the Company acquired an additional 39% ownership interest in the joint venture that operates Fleming’s for approximately $24,300,000 in cash and $14,700,000 paid in satisfaction of amounts outstanding under loans previously made by the Company to the joint venture partners (see Note 5 of Notes to Consolidated Financial Statements). The Company completed this acquisition because it believes as development of new restaurants continues the additional cash flows provided from 90% ownership of this joint venture will meet its internally required rate of return and provide additional shareholder value. Since the date of acquisition, the Company has reduced the minority partners’ remaining interest to 10% in the consolidated financial statements. In connection with the allocation of the purchase price paid to acquire the additional ownership interest, the Company recorded tax-deductible goodwill of approximately $13,732,000 and trademark and trade dress assets with values of approximately $6,747,000 and $702,000, which will be amortized over 25 and 15 years, respectively. (See Note 15 of Notes to Consolidated Financial Statements).

On a pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK OPTION AND OTHER BENEFIT PLANS

The Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) was approved by the shareholders of the Company in April 1999, and has subsequently been amended as deemed appropriate by the Company's Board of Directors or shareholders. There are currently 23,500,000 shares of the Company's common stock which may be issued and sold upon exercise of options under the Stock Option Plan. The term of options granted is determined by the Board of Directors and optionees generally vest in the options over a one to ten year period.

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

The exercise price for options granted under the Stock Option Plan generally cannot be less than fair market value at the date of grant of the shares covered by the option. The exercise price of options granted under the MP Stock Option Plan is determined by using a three-month weighted average stock price to eliminate the daily trading increases and decreases in the stock price. This averaging method may result in option grants under the MP Stock Option Plan that are above or below the closing price as of the exact grant date. The Company believes that the averaging of the price is a more fair method of determining fair market value for long-term incentives. Compensation expense results if the exercise price of these options is less than the market price on the date of grant.

As of December 31, 2004, the Company had granted to employees of the Company a cumulative total of approximately 23,056,000 options (after forfeitures) under the Stock Option Plan to purchase the Company's common stock at prices ranging from $0.19 to $43.90 per share, which was the estimated fair market value at the time of each grant. As of December 31, 2004, the Company had granted to employees of the Company a cumulative total of approximately 5,775,000 options (after forfeitures) under the MP Stock Option Plan to purchase the Company's common stock at prices ranging from $29.23 to $46.93 per share. As of December 31, 2004, options for approximately 2,755,000 shares were exercisable in total under both of the plans.

The remaining contractual life for options granted to corporate employees was approximately four to ten years, three to nine years and two to eight years and for options granted to restaurant Managing Partners was approximately nine to fifteen years, eight to fourteen years and seven to thirteen years for the options granted during 2004, 2003 and 2002, respectively.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK OPTION AND OTHER BENEFIT PLANS (CONTINUED)

Activity in the Company's stock option plans for the years ended December 31, 2004, 2003 and 2002 was (in thousands, except option prices):
		WEIGHTED
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
Outstanding at December 31, 2001	14,451	$23.55
Granted	3,330	32.10
Exercised	(1,426)	20.22
Forfeited	(499)	26.65
Outstanding at December 31, 2002	15,856	25.56
Granted	2,824	36.56
Exercised	(1,951)	21.24
Forfeited	(353)	30.76
Outstanding at December 31, 2003	16,376	27.41
Granted	3,514	42.60
Exercised	(1,602)	22.34
Forfeited	(429)	31.66
Outstanding at December 31, 2004	17,859	$30.47

The following table summarizes information concerning currently outstanding and exercisable stock options issued at December 31, 2004 (in thousands, except option prices):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2004	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT DECEMBER 31, 2004	WEIGHTED-AVERAGE EXERCISE PRICE
$14.22 - $21.33	1,917	5.3	$17.42	843	$17.21
$21.34 - $32.01	8,618	8.2	26.60	1,670	25.30
$32.02 - $46.93	7,324	10.7	38.42	242	35.59
	17,859	8.9	30.47	2,755	23.73

The weighted average estimated fair value of stock options granted during 2004, 2003 and 2002 was $12.67, $10.29, and $9.51 per share, respectively.  As of December 31, 2004, 2003 and 2002 there were 2,755,000, 2,253,000 and 2,754,000 options exercisable at weighted average exercise prices of $23.73, $22.08 and $20.54, respectively.

Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $14,527,000, $13,189,000 and $8,580,000 in 2004, 2003 and 2002, respectively. The tax benefits are credited to additional paid-in capital.

The Company has a qualified defined contribution 401(K) plan covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed approximately $1,350,000, $1,071,000 and $922,000 to the 401(K) plan during the plan years ended December 31, 2004, 2003 and 2002, respectively.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

During 2001, Mr. Lee Roy Selmon, a member of the Board of Directors invested approximately $101,000 for a 10% interest in the operations of a Company-owned restaurant that bears his name and to which he is making a material image contribution. Mr. Selmon will receive a 1% royalty from all future Lee Roy Selmon’s restaurants developed by the Company, including the store opened in 2003. In 2004, Mr. Selmon received distributions from the Selmon’s partnership in the amount of approximately $55,000 and royalties in the amount of approximately $32,000.

The Company paid approximately $347,000, $345,000 and $408,000 during 2004, 2003 and 2002, respectively, for advertising and a private suite license agreement to a partnership in which two officers/directors were general partners. In May 2004, these partnership interests were sold to third parties.

A member of the Board of Directors, through his wholly-owned corporation, has made investments in the aggregate amount of approximately $331,000 in seven limited partnerships that are parties to joint ventures that own and operate certain Carrabba's Italian Grill restaurants. In 2004, this director received distributions of approximately $47,000 from these partnerships.

A named executive officer of the Company has made investments in the aggregate amount of approximately $865,000 in 27 limited partnerships that are parties to joint ventures that own and operate either certain Carrabba's Italian Grill restaurants or Bonefish Grill restaurants. In 2004, this officer received distributions from these partnerships of approximately $127,000.

An executive officer of the Company has made investments in the aggregate amount of approximately $478,000 in 21 limited partnerships that are parties to joint ventures that own and operate one Outback Steakhouse or certain Carrabba's Italian Grill restaurants or Bonefish Grill restaurants. In 2004, this officer received distributions from these partnerships of approximately $82,000.

An executive officer of the Company has made investments in the aggregate amount of approximately $260,000 in seven limited partnerships that are parties to joint ventures that own and operate either certain Carrabba's Italian Grill restaurants or Outback Steakhouse restaurants. In 2004, this officer received distributions from these partnerships of approximately $24,000.

An executive officer of the Company, through his revocable trust in which he and his wife are the grantors and trustees, and are the sole beneficiaries, owns a 92% interest in AWA III Steakhouse, Inc., which owns 2.5% of Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars.

A sibling of an executive officer of the Company has made investments in the aggregate amount of approximately $375,000 in two limited partnerships that each own and operate one Outback Steakhouse restaurant. In 2004, this sibling received distributions from these partnerships in the aggregate amount of approximately $146,000.

The parents and certain siblings of a member of the Board and named executive officer of the Company made investments in the aggregate amount of approximately $156,000 in four unaffiliated limited partnerships that own and operate four Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, Inc. and received distributions from the partnerships in the aggregate amount of approximately $76,000 during 2004.

A sibling of a member of the Board and named executive officer of the Company made investments of approximately $132,000 in one unaffiliated limited partnership that owns and operates two Bonefish Grill restaurants as a franchisee of Bonefish and received distributions from this partnership in the aggregate amount of approximately $13,000 during 2004.

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates restaurants under eight brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments. Approximately 5%, 4% and 3% of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were attributable to operations in foreign countries, and approximately 6%, 5% and 3% of the Company’s total long-lived assets were located in foreign countries where the Company holds assets as of December 31, 2004, 2003 and 2002, respectively.

17. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
		(restated)	(restated)
Net income	$156,057	$167,255	$147,235
Basic weighted average number of common shares outstanding	74,117	75,256	76,734
Basic earnings per common share	$2.11	$2.22	$1.92
Effect of dilutive stock options	3,487	3,137	2,578
Diluted weighted average number of common shares outstanding	77,604	78,393	79,312
Diluted earnings per common share	$2.01	$2.13	$1.86

Diluted earnings per common share excludes antidilutive stock options of approximately 1,671,000, 724,000 and 1,809,000 during 2004, 2003 and 2002 respectively.

18. SUBSEQUENT EVENTS

On January 1, 2005, the Company acquired the 50% minority ownership interests of its partner in four Carrabba's restaurants in Ohio for approximately $5,200,000 in cash and the assumption of the employee partner buyout liability for these stores of approximately $590,000. The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. No minority interest for these stores has been reflected in the consolidated financial statements since that date. The Company has not yet completed the allocation of the purchase price, however, the preliminary allocation of the purchase price resulted in tax-deductible goodwill of approximately $4,600,000.

On January 26, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share of the Company's common stock. The dividend was paid March 4, 2005 to shareholders of record as of February 18, 2005.

On January 31, 2005, the Company renewed its guarantee of an uncollateralized $35,000,000 line of credit for a limited liability company owned by its California franchisee (see Note 7 of Notes to Consolidated Financial Statements).

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ending as indicated and restated as discussed in Note 1 of Notes to Consolidated Financial Statements (in thousands, except per share data):
	2004
	(As restated)	(As restated)	(As restated)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$793,724	$804,760	$780,598	$822,668
Income from operations	78,515	69,249	43,457	60,810
Income before provision for income taxes	73,101	65,943	41,728	57,460
Net income (1)	47,831	43,311	27,316	37,599
Basic earnings per share	0.64	0.58	0.37	0.51
Diluted earnings per share	0.61	0.56	0.36	0.49

	2003 (As restated)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$633,067	$669,682	$665,611	$697,417
Income from operations	66,015	67,624	55,455	69,824
Income before provision for income taxes	64,101	67,328	55,452	68,074
Net income (1)	42,088	44,005	36,732	44,430
Basic earnings per share	0.56	0.58	0.49	0.59
Diluted earnings per share	0.54	0.56	0.47	0.57

	2004
	(As previously reported)	(As previously reported)	(As previously reported)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues (2)	$793,724	$804,760	$780,598	$822,668
Income from operations	79,956	70,784	45,291	60,810
Income before provision for income taxes	74,313	67,234	43,298	57,460
Net income (1)	48,331	44,099	28,274	37,599
Basic earnings per share	0.65	0.59	0.38	0.51
Diluted earnings per share	0.62	0.57	0.37	0.49

Outback Steakhouse, Inc. and Affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED, CONTINUED)

	2003 (As previously reported)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues (2)	$633,067	$669,682	$665,611	$697,417
Income from operations	67,295	68,887	57,084	71,546
Income before provision for income taxes	65,218	68,458	56,845	69,546
Net income (1)	42,575	44,702	37,591	45,338
Basic earnings per share	0.56	0.59	0.50	0.61
Diluted earnings per share	0.54	0.57	0.48	0.58
____________
(1)	Net income includes $2,394,000 and $5,319,000 in provisions for impaired assets and restaurant closings in the third quarters of 2004 and 2003, respectively.
(2)
The “as previously reported” amounts have been adjusted for the reclassification of complimentary and employee meals as discussed in Note 1 of Notes to Consolidated Financial Statements by $22,837,000, $23,132,000 and $22,944,000 at March 31, June 30 and September 30, 2004, respectively and by $18,611,000, $19,579,000, $19,728,000 and $20,674,000 at March 31, June 30, September 30 and December 31, 2003, respectively.

Outback Steakhouse, Inc. and Affiliates

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Outback Steakhouse, Inc.:

We have completed an integrated audit of Outback Steakhouse, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Outback Steakhouse, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and intangible assets effective January 1, 2002 upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets. As discussed in Note 1, the Company changed the manner in which it accounts for its investments in variable interest entities effective January 1, 2004 upon adoption of FIN No. 46R, Consolidation of Variable Interest Entities.

As described in Note 1 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements in order to correct certain errors in its accounting for leases.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 16, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 as stated in their report filed herein.

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to the determination of lease terms, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5-F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year's reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our executive officers and directors is incorporated herein by reference to the information in the section entitled “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required by this Item concerning the members of our Audit Committee and the designation of the financial expert is incorporated herein by reference to the information set forth under the section entitled “Independence of Directors” in our Proxy Statement.

We have adopted a written code of ethics that applies to our senior financial officers, including our chief executive officer, chief operating officer, president, chief financial officer, controller, treasurer, and chief internal auditor, if any, of  Outback Steakhouse, Inc. and of each significant subsidiary. This code is available on our website at http://www.outback.com/companyinfo/corporategovernance.asp. We intend to disclose future amendments or waivers of provisions granted to our senior financial officers on this website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The following table provides information about the common stock that may be issued under all of Outback Steakhouse, Inc.’s existing equity compensation plans as of December 31, 2004 (in thousands, except option prices):
			(c)
			Number of
			securities remaining
	(a)		available for
	Number of	(b)	future issuance under
	securities to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column(a))
Equity compensation plans approved by security holders (1)	11,704	$26.81	444
Equity compensation plans not approved by security holders (2)	6,155	37.46	1,724
	17,859	$30.47	2,168
____________
(1)	Outback Steakhouse, Inc. 2004 Amended and Restated Stock Option Plan.
(2)	Outback Steakhouse, Inc. 2002 Managing Partner Stock Option Plan. See Item 8, Note 14 of Notes to Consolidated Financial Statements for a description of the Managing Partner Stock Option Plan.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) LISTING OF FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant's Annual Report to Shareholders, are included in Item 8:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

None.

(a)(3) EXHIBITS

The exhibits in response to this portion of Item 15 are listed below.

Number	Description

3.01	Certificate of Incorporation of the Company (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
3.01 (b)	Amendment to Certificate of Incorporation, June 15, 1992 (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-4958, and incorporated herein by reference)
3.01 (c)	Amendment to Certificate of Incorporation, August 2, 1994 (included as an exhibit to Registrant’s Securities Registration Statement on Form S-3, No. 33-83228, and incorporated herein by reference)
3.01 (d)	Amendment to Certificate of Incorporation, April 13, 1997 (filed herewith)
3.02	By-laws of the Company (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)
4.80
Revolving Credit Facility (multi-currency) in a principal amount not exceeding $10,000,000 dated December 2003 by and among Outback Steakhouse Japan KK, a Japanese company (the "Borrower"), and SUNTRUST BANK, a Georgia banking corporation (the "Lender") (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

Number	Description
4.81
First Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement between Outback Steakhouse Japan KK and Wachovia Bank, NA (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.82
$150,000,000 Credit Agreement dated as of April 27, 2004 among Outback Steakhouse, Inc., The Banks Listed Herein, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Arranger, SunTrust Bank as Syndication Agent and SouthTrust Bank, as Documentation Agent (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.83
$20,000,000 Credit Agreement dated as of April 27, 2004 between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.01
Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.02*
Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Robert D. Basham (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.03*
Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and John Timothy Gannon (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.04*
Employment Agreement dated February 2, 1988, between Outback Florida and John Timothy Gannon (included as an exhibit to Registrant's Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

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

10.09
Joint Venture Agreement of Roy's/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy's Holdings, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.10
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

Number	Description
10.11
Asset Purchase Agreement by and between OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Fleming Prime Steakhouse I, L.L.C. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.12
Operating Agreement of Outback/Fleming's, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.13*	Employment Agreement dated April 27, 2000 by and among Steven T. Shlemon, OS Restaurant Services, Inc. and Carrabba’s Italian Grill, Inc. (filed herewith)
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

10.16*	Amended and Restated Employment Agreement dated May 1, 2002 between A. William Allen, III and OS Restaurant Services, Inc., OS Prime, Inc., and OS Pacific, Inc. (filed herewith)
10.17*
Employment Agreement dated April, 2002 between Joseph J. Kadow and Outback Steakhouse of Florida and OS Management, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.18*
Employment Agreement dated January 1, 2004 between Paul E. Avery and OS Restaurant Services, Inc. and Outback Steakhouse, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.19*
Employment Agreement dated January 1, 2004 between Benjamin P. Novello and OS Restaurant Services, Inc. and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.20
Designation Rights Agreement for the Purchase of Certain Designation Rights Relating to Real Estate and Leasehold Interests of Chi-Chi’s, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 3, 2004 and incorporated herein by reference)

10.21
Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., AWA III Steakhouses, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.22
Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., FPSH Limited Partnership, and Paul M. Fleming (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.23
Second Amendment to Credit and Guaranty Agreement by and among RY-8, Inc., Wachovia Bank, National Association, Roy’s Holdings, Inc., Outback Steakhouse, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

10.24
Second Amended and Restated Indemnity Agreement by and among RY-8, Inc., Roy’s Holdings, Inc., Outback Steakhouse, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

Number	Description
10.25
Second Amended and Restated Pledge of Interest and Security Agreement by RY-8, Inc. on behalf of Outback Steakhouse, Inc. and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

10.26
Second Amended and Restated Unconditional Guaranty Agreement by Outback Steakhouse, Inc. to and for the benefit of Bank of America, N.A. (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.27
Second Amended and Restated Loan Agreement between T-Bird Nevada, LLC and Bank of America, N.A. (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.28	Second Amended and Restated Promissory Note by T-Bird Nevada, LLC (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)
10.29
Amended and Restated Agreement of Borrower by and among T-Bird Nevada, LLC, Thomas J. Shannon, Jr., Outback Steakhouse, Inc., and the franchisees included in Exhibit A to the agreement (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.30
First Amendment to Asset Purchase Agreement by and between Bonefish Grill, Inc., Gray Ghost, LLC, Gray Ghost Holdings, Inc., Timothy V. Curci and William Lewis Parker, personal representative of the estate of Christopher L. Parker, deceased, dated as of December 2004 (filed herewith)

10.31	Description of Employment Terms and Bonus Arrangements for Named Executive Officers (filed herewith)
21.01	List of Subsidiaries (filed herewith)
23.01	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

Date: March 16, 2005	OUTBACK STEAKHOUSE, INC.

By: /s/ A. William Allen, III
A. William Allen, III Chief Executive Officer (Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Chris T. Sullivan	Chairman of the Board	March 16, 2005
Chris T. Sullivan

/s/ Robert D. Basham	Vice Chairman of the Board	March 16, 2005
Robert D. Basham

/s/ Robert S. Merritt	Senior Vice President, Chief Financial Officer and Treasurer (Principle Financial and Accounting Officer)	March 16, 2005
Robert S. Merritt

/s/ John A. Brabson, Jr.	Director	March 16, 2005
John A. Brabson, Jr.

/s/ W.R. Carey, Jr.	Director	March 16, 2005
W.R. Carey, Jr.

/s/ Debbi Fields	Director	March 16, 2005
Debbi Fields

/s/ Thomas A. James	Director	March 16, 2005
Thomas A. James

/s/ Lee Roy Selmon	Director	March 16, 2005
Lee Roy Selmon

/s/ Toby S. Wilt	Director	March 16, 2005
Toby S. Wilt