Form 10-Q
period 2005-03-31
OUTBACK STEAKHOUSE INC
filed 2005-05-09
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

YES ☒ NO ☐

As of May 2, 2005, the registrant had outstanding 73,901,846 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2005

Signature	45

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$103,361	$87,977
Short-term investments	1,075	1,425
Inventories	57,238	63,448
Deferred income tax asset	15,722	12,969
Other current assets	52,906	53,068
Total current assets	230,302	218,887
Property, fixtures and equipment, net	1,267,122	1,235,151
Investments in and advances to unconsolidated affiliates, net	16,996	16,254
Deferred income tax asset	13,313	6,660
Goodwill	111,843	107,719
Intangible assets, net	21,353	21,683
Other assets	73,049	71,438
Notes receivable collateral for franchisee guarantee	30,178	30,239
	$1,764,156	$1,708,031
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$80,341	$74,162
Sales taxes payable	29,409	26,735
Accrued expenses	111,067	97,124
Current portion of partner deposit and accrued buyout liability	13,054	13,561
Unearned revenue	42,666	100,895
Income taxes payable	28,518	87
Current portion of long-term debt	55,953	54,626
Total current liabilities	361,008	367,190
Partner deposit and accrued buyout liability	68,456	63,102
Deferred rent	46,643	44,075
Long-term debt	76,657	59,900
Guaranteed debt of franchisee	30,283	30,343
Other long-term liabilities	6,114	6,114
Total liabilities	589,161	570,724
Commitments and contingencies
Interest of minority partners in consolidated partnerships	47,789	48,905
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,750 shares issued;
73,815 and 73,767 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	788	788
Additional paid-in capital	275,231	271,109
Retained earnings	1,061,688	1,025,447
Accumulated other comprehensive loss	(1,395)	(2,118)
Unearned compensation related to outstanding restricted stock	(1,234)	-
	1,335,078	1,295,226
Less treasury stock, 4,935 and 4,983 shares at March 31, 2005 and December 31, 2004, respectively, at cost	(207,872)	(206,824)
Total stockholders’ equity	1,127,206	1,088,402
	$1,764,156	$1,708,031

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(restated)
Revenues
Restaurant sales	$890,041	$789,213
Other revenues	5,081	4,511
Total revenues	895,122	793,724
Costs and expenses
Cost of sales	325,170	292,437
Labor and other related	212,204	187,894
Other restaurant operating	178,882	157,805
Distribution expense to employee partners, excluding stock expense	22,487	18,523
Employee partner stock buyout expense	2,262	2,079
Depreciation and amortization	29,450	24,477
General and administrative	40,125	32,247
Provision for impaired assets and restaurant closings	776	-
Income from operations of unconsolidated affiliates	97	(253)
Total costs and expenses	811,453	715,209
Income from operations	83,669	78,515
Other income (expense), net	(934)	(873)
Interest income	368	332
Interest expense	(1,158)	(705)
Income before elimination of minority partners'
interest and income taxes	81,945	77,269
Elimination of minority partners' interest	3,428	4,168
Income before provision for income taxes	78,517	73,101
Provision for income taxes	27,559	25,270
Net income	$50,958	$47,831

Basic earnings per common share	$0.69	$0.64
Basic weighted average number of shares outstanding	73,800	74,487

Diluted earnings per common share	$0.66	$0.61
Diluted weighted average number of shares outstanding	77,267	78,499

Cash dividends per common share	$0.13	$0.13

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income	$50,958	$47,831
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,450	24,477
Provision for impaired assets and restaurant closings	776	-
Restricted stock expense	15	-
Employee partner stock buyout expense	2,262	2,079
Minority partners’ interest in consolidated partnerships’ income	3,428	4,168
Income from operations of unconsolidated affiliates	97	(253)
Change in deferred income taxes	(9,406)	1,636
Loss on disposal of property, fixtures and equipment	1,783	900
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
Decrease in inventories	6,210	5,218
Increase in other current assets	(1,246)	(3,992)
Increase in other assets	(1,695)	(2,578)
Increase in accounts payable, sales taxes payable and accrued expenses	22,807	14,266
Increase in partner deposit and accrued buyout liability	2,631	2,071
Increase in deferred rent	2,568	1,441
Decrease in unearned revenue	(58,229)	(50,776)
Increase in income taxes payable	32,554	23,256
Net cash provided by operating activities	84,963	69,744
Cash flows used in investing activities:
Purchase of investment securities	-	(45,190)
Maturities and sales of investment securities	350	46,113
Cash paid for acquisition of business, net of cash acquired	(5,200)	-
Capital expenditures	(64,796)	(57,838)
Proceeds from the sale of property, fixtures and equipment	2,638	2,377
Increase in cash from adoption of FIN 46	-	1,080
Payments from unconsolidated affiliates	71	70
Distributions to unconsolidated affiliates	(115)	-
Investments in and advances to unconsolidated affiliates	(72)	(186)
Net cash used in investing activities	(67,124)	(53,574)

(CONTINUED…)

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(restated)
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	29,869	4,107
Proceeds from minority partners' contributions	1,130	393
Distributions to minority partners	(4,007)	(7,788)
Repayments of long-term debt	(11,785)	(218)
Dividends paid	(9,601)	(9,684)
Payments for purchase of treasury stock	(17,868)	(36,608)
Proceeds from reissuance of treasury stock	9,807	23,040
Net cash used in financing activities	(2,455)	(26,758)
Net increase (decrease) in cash and cash equivalents	15,384	(10,588)
Cash and cash equivalents at the beginning of the period	87,977	102,892
Cash and cash equivalents at the end of the period	$103,361	$92,304
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,071	$593
Cash paid for income taxes	2,833	3,166
Supplemental disclosures of non-cash items:
Purchase of minority and employee partners' interests in cash flows of their restaurants	$636	$-
Debt assumed under FIN 46R	-	28,743

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements

This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K (“2004 10-K”) of Outback Steakhouse, Inc. (the “Company”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2004 10-K.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Restatement of Previously Issued Consolidated Financial Statements

The Company began a review of its lease accounting policies following announcements beginning in December 2004 that several restaurant companies were revising their accounting practices for leases. Upon completion of its review, the Company changed its lease accounting in 2004 and has restated certain historical financial information for prior periods to correct errors in its lease accounting policies.

Changes to the Company’s lease accounting policies include adjusting lease terms, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, to include option renewals that are reasonably assured of being exercised, including the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms.

The Company restated its consolidated balance sheet at December 31, 2003, and the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. The Company also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. The impact of the restatement on periods prior to 2002 has been reflected as an adjustment to retained earnings of $15,240,000 as of December 31, 2001 in the Consolidated Statements of Stockholders' Equity included in the Company’s 2004 10-K.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon.

The Consolidated Financial Statements as of and for the quarter ended March 31, 2004 included in this Form 10-Q have been restated to reflect the adjustments described above. The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of and for the quarter ended March 31, 2004 are summarized below.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Income (in thousands):

	QUARTER ENDED MARCH 31,
	2004	2004
	as previously reported	as restated
Selected Statement of Income Data:
Other restaurant operating (1)	$156,364	$157,805
Total costs and expenses	713,768	715,209
Income from operations	79,956	78,515
Income before elimination of minority partners'
interest and income taxes	78,710	77,269
Elimination of minority partners' interest	4,397	4,168
Income before provision for income taxes	74,313	73,101
Provision for income taxes	25,982	25,270
Net income	48,331	47,831
Basic earnings per common share	$0.65	$0.64
Diluted earnings per common share	$0.62	$0.61
____________
(1)	The “as previously reported” amounts have been adjusted for the reclassification discussed in this Note 1 of Notes to Unaudited Consolidated Financial Statements.

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	MARCH 31,
	2004	2004
	as previously reported	as restated
Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$15,985	$15,316
Total assets	1,539,879	1,539,210
Deferred rent	2,093	38,872
Deferred income tax liability	17,403	3,628
Total liabilities	413,786	436,790
Interest of minority partners in consolidated partnerships	64,053	61,926
Retained earnings	966,539	944,993
Total stockholders' equity	1,062,040	1,040,494
Total liabilities and stockholders' equity	1,539,879	1,539,210

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	QUARTER ENDED MARCH 31,
	2004	2004
	as previously reported	as restated
Selected Cash Flow Data:
Net income	$48,331	$47,831
Minority partners’ interest in consolidated partnerships’ income	4,397	4,168
Change in deferred income taxes	2,348	1,636
Increase in deferred rent	-	1,441

Reclassification

Certain prior year amounts shown in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These classifications relate to complimentary and employee meals which had previously been included in revenues, with a corresponding offset in operating expenses in each period affected. In the current presentation, no revenue or expense is recorded for these transactions. For the quarter ended March 31, 2004, this reclassification totaled $22,379,000. In addition, certain management training and supervision costs have been reclassified from other restaurant operating expense to general and administrative expense. For the quarter ended March 31, 2004, this reclassification totaled $1,852,000. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation

The Company accounts for its stock-based employee compensation under the intrinsic value method. No stock-based employee compensation cost is reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant. SFAS No. 123R, “Share-Based Payment” will be adopted January 1, 2006. The following table provides pro forma net income and earnings per share amounts using the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(restated)
Net income	$50,958	$47,831
Stock-based employee compensation expense included in net income,
net of related taxes	1,380	1,272
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(5,132)	(4,421)
Pro forma net income	$47,206	$44,682
Earnings per common share:
Basic	$0.69	$0.64
Basic - pro forma	$0.64	$0.60

Diluted	$0.66	$0.61
Diluted - pro forma	$0.62	$0.58

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the quarters ended March 31, 2005 and 2004, respectively: (1) risk-free interest rates of 4.29% and 2.80%; (2) dividend yield of 1.24% and 1.27%; (3) expected lives of 6.3 years, and 5.0 years; and (4) volatility of 29.1% and 30.4%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years or under SFAS No. 123R, when adopted.

3. Other Current Assets

Other current assets consisted of the following (in thousands):
	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Prepaid expenses	$26,390	$23,020
Accounts receivable	16,894	19,473
Accounts receivable - franchisees	1,212	2,228
Assets held for sale	3,410	4,810
Deposits	2,783	2,537
Other current assets	2,217	1,000
	$52,906	$53,068

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Land	$196,999	$196,137
Buildings & building improvements	627,591	603,856
Furniture & fixtures	195,986	184,949
Equipment	446,826	425,197
Leasehold improvements	312,189	305,618
Construction in progress	48,176	52,373
Accumulated depreciation	(560,645)	(532,979)
	$1,267,122	$1,235,151

During the three months ended March 31, 2005, the Company recorded a provision for a restaurant closing of approximately $776,000 for an Outback Steakhouse in Tennessee.

On August 3, 2004, the Company was approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. The Company’s objective in acquiring these rights is to have access to restaurant sites for conversion to one of its concepts under its current expansion plans. The original 76 properties included 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases. The properties include any real property, furniture, fixtures and equipment and liquor licenses. The designation rights allow the Company to transfer properties to itself, to transfer properties to others or to require Chi-Chi’s to retain properties. The right to designate properties will expire one year from the date of closing, which occurred September 20, 2004. The purchase price for the designation rights was $42,500,000. The Company is responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.

Prior to September 30, 2004, Chi-Chi’s exercised a right to exclude one property from the designation rights listing, for which the Company received a $1,100,000 payment in October 2004. Additionally, in October 2004, the Company completed an assignment of designation rights to a third party on 25 properties in exchange for $9,975,000. Both transactions reduced the total purchase price of the remaining properties. In November 2004, the Company required Chi-Chi’s to retain 15 properties, leaving 35 properties to which the Company had rights as of December 31, 2004. The remaining properties include 14 properties with owned land and building, 10 sale-leaseback properties with reversion rights and purchase options, nine ground leases and two leases.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows (in thousands):

December 31, 2004	$107,719
Acquisition (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	4,124
March 31, 2005	$111,843

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED
	AVERAGE	MARCH 31,	DECEMBER 31,
	AMORTIZATION	2005	2004
	PERIOD (YEARS)	(UNAUDITED)
Trademarks (gross)	21	$12,344	$12,344
Less: accumulated amortization		(449)	(295)
Net trademarks		11,895	12,049
Trade dress (gross)	11	6,777	6,777
Less: accumulated amortization		(482)	(320)
Net trade dress		6,295	6,457
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(61)	(47)
Net favorable leases		3,163	3,177
Intangible assets, less total accumulated amortization of $992 and
$662 at March 31, 2005 and December 31, 2004, respectively	18	$21,353	$21,683

The aggregate amortization expense related to these intangible assets was $330,000 for the three months ended March 31, 2005.  Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $1,500,000.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Other Assets

Other assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Other assets	$48,785	$47,089
Liquor licenses, net of accumulated amortization of $4,463 and $4,291 at March 31, 2005
and December 31, 2004, respectively	13,864	13,699
Deferred license fee, net of valuation provision of approximately $3,250 and $3,000
at March 31, 2005 and December 31, 2004, respectively	10,400	10,650
	$73,049	$71,438

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred recognition of a gain of $1,189,000 associated with the transaction until such time as the fees due under the licensing agreement are realized.  See Note 9 of Notes to Unaudited Consolidated Financial Statements.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Accrued payroll and other compensation	$40,270	$38,552
Accrued insurance	24,791	21,818
Accrued property taxes	9,658	9,068
Other accrued expenses	36,348	27,686
	$111,067	$97,124

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of March 31, 2005 and December 31, 2004, related to restaurant closing provisions.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Revolving lines of credit, uncollateralized, interest rates ranging from 2.89% to 3.48% at
March 31, 2005 and 2.89% to 3.05% at December 31, 2004, respectively	$69,000	$55,000
Outback Korea notes payable, interest rates ranging from 5.45% to 7.00% at
March 31, 2005 and December 31, 2004	32,157	27,717
Outback Japan notes payable, uncollateralized, interest rates at 0.85% at
March 31, 2005 and ranging from 0.95% to 0.96% at December 31, 2004	5,714	5,769
Outback Japan revolving lines of credit, interest rates ranging from 0.68% to 0.77%
at March 31, 2005 and December 31, 2004	18,715	18,895
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at March 31, 2005 and December 31, 2004	7,024	7,145
Guaranteed debt of franchisee	30,283	30,343
	162,893	144,869
Less current portion	55,953	54,626
Less guaranteed debt of franchisee	30,283	30,343
Long-term debt of Outback Steakhouse, Inc.	$76,657	$59,900

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 2.85% to 3.38% at March 31, 2005 and ranging from 2.42% to 2.78% at December 31, 2004). At March 31, 2005, the unused portion of the revolving line of credit was $81,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At March 31, 2005, the Company was in compliance with these debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At March 31, 2005 and December 31, 2004, $20,000,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also where required for construction of new restaurants. On April 28, 2005, this line of credit was amended to a maximum borrowing of $30,000,000.  See Note 16 of Notes to Unaudited Consolidated Financial Statements.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

As of March 31, 2005, the Company had approximately $7,024,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 5.45% to 7.00% to finance development of the Company’s restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from June 2005 to January 2007. As of March 31, 2005 and December 31, 2004, the outstanding balance was approximately $32,157,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2005 and December 31, 2004, collateralized notes totaled approximately $29,581,000 and $25,346,000, respectively.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by lease deposits of approximately $3,400,000 and $3,600,000 at March 31, 2005 and December 31, 2004, respectively, and letters of credit and bear interest at 0.85% and at rates ranging from 0.95% to 0.96% at March 31, 2005 and December 31, 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of March 31, 2005 maturing in September 2005. As of March 31, 2005 and December 31, 2004, outstanding balances totaled approximately $5,714,000 and $5,769,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of March 31, 2005 and December 31, 2004, the Company had borrowed approximately $10,163,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of March 31, 2005 maturing from June to August 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2005, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of March 31, 2005 and December 31, 2004, the Company had borrowed approximately $8,552,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of March 31, 2005 maturing from April to September 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2005, the Company was in compliance with all of the debt covenants.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At March 31, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $30,283,000 and $30,343,000, respectively, and is included in the Company’s Consolidated Balance Sheets as long-term debt. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, it has the right to call into default all of its franchisees in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include the Company’s covenant commitments under existing lines of credit. The Company is not the primary obligor on the line of credit and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee. The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $118,000 and $176,000 as of March 31, 2005 and December 31, 2004, respectively.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow, or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $22,173,000 and $21,987,000, respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc, (“RHI”). If an event of default occurs (as defined in the agreement, and including the Company’s covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

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

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. At March 31, 2005 and December 31, 2004, the outstanding balance and the Company’s guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and is thus not subject to the recognition or measurement requirements of FIN 45.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

DEBT GUARANTEES (continued)

The Company’s contractual unconsolidated debt guarantees as of March 31, 2005 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION
Debt guarantees	$34,063	$25	$34,038
Amount outstanding under debt guarantees	31,736	25	31,711

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Accrued insurance	$4,000	$4,000
Other deferred liability	2,114	2,114
	$6,114	$6,114

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. The Company has deferred the gain associated with the transaction until such time as the amounts due under the licensing agreement are realized.  See Note 6 of Notes to Unaudited Consolidated Financial Statements.

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2005 and 2004 was $51,681,000 and $48,269,000, respectively, which included the effect of gains and losses from translation adjustments of approximately $723,000 and $62,000 during the quarters.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Business Combinations

On January 1, 2005, the Company acquired the 50% minority ownership interests of its partner in four Carrabba's restaurants in Ohio for approximately $5,200,000 in cash and the assumption of the employee partner buyout liability for these stores of approximately $590,000. The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. No minority interest for these stores has been reflected in the Consolidated Financial Statements since that date. The Company recorded goodwill of approximately $4,100,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.  See Note 15 of Notes to Unaudited Consolidated Financial Statements.

On an unaudited pro forma basis, the effect of this acquisition was not significant to the Company’s results of operations.

12. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128, “Earnings Per Share” (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(restated)
Net income	$50,958	$47,831
Basic weighted average number of common shares outstanding	73,800	74,487
Basic earnings per common share	$0.69	$0.64
Effect of dilutive stock options	3,467	4,012
Diluted weighted average number of common shares outstanding	77,267	78,499
Diluted earnings per common share	$0.66	$0.61

Diluted earnings per common share excludes approximately 480,000 antidilutive stock options for the first quarter of 2005. There were no antidilutive options for the first quarter of 2004.

13. Recently Issued Financial Accounting Standards

“Share-Based Payment”

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS No. 123R is expected to have a significant impact to reported net income and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company has appealed the verdict. Oral argument has been made to the appellate court, and the Company is awaiting the decision of the court. The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict. The Company does not believe the excess carrier’s case has any merit and is vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the “dramshop” case. The Company has filed counter-claims against the excess carrier and cross-claims against the primary carrier and its third-party administrator. If the excess carrier’s suit were to succeed, the Company believes it would have rights against the primary carrier and its third party administrator to recover any amounts the Company may have to pay.

15. Related Parties

On January 1, 2005, the Company acquired four joint venture Carrabba’s restaurants from limited partnerships in which two executive officers had ownership interests (see Note 11 of Notes to Unaudited Consolidated Financial Statements).  These executive officers will receive approximately $141,000 and $202,000 as a result of their ownership interests in those joint venture restaurants.

16. Subsequent Events

On April 27, 2005, the Company’s Board of Directors approved a grant of restricted common stock to the Company’s Chief Executive Officer under the Amended and Restated Stock Option Plan. Under the terms of the grant, 300,000 shares of restricted common stock were issued and will vest as follows: on December 31, 2009, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $6,060,000,000; on December 31, 2011, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $8,060,000,000; and on December 31, 2014, the balance of all remaining unvested shares.

On April 28, 2005, the Company’s $20,000,000 uncollateralized line of credit was amended to a maximum borrowing of $30,000,000. All other terms and conditions of the line remain unchanged.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes. Comparisons to reported amounts for 2004 are based upon restated results as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

Overview

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, over 1,200 system-wide restaurants and 2004 annual revenues for Company-owned stores exceeding $3.2 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

Promotion of our Outback Steakhouse and Carrabba's Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands. We do not attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry. Our advertising dollars are targeted to promote and maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts. Our marketing strategy of encouraging customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

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

Our industry’s challenges and risks include, but are not limited to, the potential for government regulation, the availability of employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing. Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. We have provided information in our Outlook section that outlines our current beliefs regarding the anticipated changes to our operations resulting from increased beef prices and other commodity costs, continued pre-opening expenses from the development of new restaurants and our expansion strategy, among other factors that may affect our results in the remainder of 2005.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
		(restated)
Revenues
Restaurant sales	99.4%	99.4%
Other revenues	0.6	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	36.5	37.1
Labor and other related (1)	23.8	23.8
Other restaurant operating (1)	20.1	20.0
Distribution expense to employee partners, excluding stock expense (1)	2.5	2.3
Employee partner stock buyout expense (1)	0.3	0.3
Depreciation and amortization	3.3	3.1
General and administrative	4.5	4.1
Provision for impaired assets and restaurant closings	0.1	-
Income from operations of unconsolidated affiliates	*	(* )
Total costs and expenses	90.7	90.1
Income from operations	9.3	9.9
Other income (expense), net	(0.1)	(0.1)
Interest income	*	*
Interest expense	(0.1)	(0.1)
Income before elimination of minority partners' interest and income taxes	9.1	9.7
Elimination of minority partners' interest	0.3	0.5
Income before provision for income taxes	8.8	9.2
Provision for income taxes	3.1	3.2
Net income	5.7%	6.0%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 12.3% for the quarter ended March 31, 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the two tables below:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
OUTBACK STEAKHOUSE, INC. RESTAURANT SALES (in millions):
Outback Steakhouses
Domestic	$574	$559
International	58	34
Total	632	593
Carrabba's Italian Grills	138	119
Other restaurants	120	77
Total Company-owned restaurant sales	$890	$789

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

These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of changes in the restaurant system, which we believe is important information regarding the health of our restaurant brands.

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$89	$86
International	29	22
Total	118	108
Other restaurants	3	3
Total franchise and development joint venture sales (1)	$121	$111
Income from franchise and development joint ventures (2)	$4	$4
__________________
(1)	Franchise and development joint venture sales are not included in our Company revenues as reported in our Consolidated Statements of Income.
(2)	Represents the franchise royalty and portion of total income included in our Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	MARCH 31,
	2005	2004
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	654	629
Company-owned - international	75	57
Franchised and development joint venture - domestic	104	100
Franchised and development joint venture - international	55	51
Total	888	837
Carrabba's Italian Grills
Company-owned	176	154
Bonefish Grills
Company-owned	68	38
Franchised	4	4
Total	72	42
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	32	22
Roy’s
Company-owned	19	18
Lee Roy Selmon’s
Company-owned	2	2
Cheeseburger in Paradise
Company-owned	14	4
Paul Lee's Chinese Kitchens
Company-owned	3	-
System-wide total	1,206	1,079

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

REVENUES

Restaurant sales. Restaurant sales increased by 12.8% to $890,041,000 during the first quarter of 2005 compared with $789,213,000 in the same period in 2004. The increase in restaurant sales was primarily attributable to additional revenues of approximately $84,892,000 from the opening of new restaurants after March 31, 2004, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended March 31, 2005 and 2004:
	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$68,877	$68,794
Carrabba's Italian Grills	63,963	61,570
Fleming's Prime Steakhouse and Wine Bars	98,051	96,266
Roy's	76,323	74,115
Bonefish Grills	65,472	69,755
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$58,794	$62,956
Carrabba's Italian Grills	53,908	59,557
Fleming's Prime Steakhouse and Wine Bars	79,842	62,515
Roy's	104,885 (1)	68,973
Bonefish Grills	60,198	61,357
Operating weeks:
Outback Steakhouses	8,381	8,143
Carrabba's Italian Grills	2,204	1,937
Fleming's Prime Steakhouse and Wine Bars	406	286
Roy's	240	234
Bonefish Grills	805	459
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	4.1%	2.5%
Carrabba's Italian Grills	2.3%	1.2%
Bonefish Grills	2.3%	2.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.5%	6.7%
Carrabba's Italian Grills	4.3%	5.1%
Fleming's Prime Steakhouse and Wine Bars	10.7%	19.0%
Roy's	3.4%	17.7%
Bonefish Grills	0.3%	13.4%
__________________
(1)	Represents one restaurant.
(2)
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

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004 (continued)

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $570,000 to $5,081,000 in the first quarter of 2005 as compared with $4,511,000 in 2004. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the first three months of 2005 compared with the same period in 2004.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.6% to 36.5% as a percentage of restaurant sales in the first quarter of 2005 compared with the same period in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and pork during the period were partially offset by decreases in certain produce costs, particularly potatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses were flat as a percentage of restaurant sales at 23.8% in the first quarter of 2005 compared with the same period in 2004. Increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, were offset by increased productivity and menu price increases in the Outback Steakhouse brand.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 0.1% to 20.1% as a percentage of restaurant sales in the first quarter of 2005 compared with the same period in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs and increases in the rates we are charged by credit card companies. These increases were partially offset by decreased advertising expense in the Outback Steakhouse brand during the first quarter of 2005.

Distribution expense to employee partners, excluding stock expense. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs increased 0.2% as a percentage of restaurant sales to 2.5% in the first quarter of 2005 compared with the same period in 2004. The increase was primarily attributable to higher restaurant operating margins, particularly at international Outback Steakhouses.

Employee partner stock buyout expense. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense was flat as a percentage of restaurant sales at 0.3% of restaurant sales for the first quarter of 2005 compared with the same period in 2004. Increases in expense due to new restaurants opened by area operating partners and increased overall restaurant operating margins across the consolidated brands were offset by buyouts of existing restaurants.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004 (continued)

Depreciation and amortization. Depreciation and amortization costs increased 0.2% as a percentage of total revenues to 3.3% in the first quarter of 2005 compared to the same period in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at Outback Steakhouses during the quarter, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $7,878,000 to $40,125,000 in the first quarter of 2005 compared with $32,247,000 during the same period in 2004. This increase resulted from approximately $2,100,000 in compensation expense recognized in the first quarter of 2005 associated with our new Chief Executive Officer, approximately $1,000,000 in carrying costs associated with the acquisition of designation rights from Chi-Chi’s in 2004, an increase in costs for the quarter resulting from the timing of our annual managing partner conference, and an increase in overall administrative costs associated with operating additional domestic and international restaurants. These increases were partially offset by the reduction in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005.

Provision for impaired assets and restaurant closing. A provision of approximately $776,000 was recorded during the first quarter of 2005 for the closing of one Company-owned Outback Steakhouse restaurant in Tennessee.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $350,000 to a loss of $97,000 during the first quarter of 2005 compared with income of $253,000 during the same period in 2004. This decrease was attributable to the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil.

Income from operations. As a result of the increase in revenues, the opening of new restaurants and the changes in the relationships between revenues and expenses discussed above, income from operations increased by $5,154,000 to $83,669,000 in the first quarter of 2005 compared with $78,515,000 in the same period in 2004.

Other income (expense), net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $934,000 during the first quarter of 2005 compared with $873,000 in the same period in 2004.  Losses in the cash surrender value of certain life insurance policies of approximately $250,000 were offset by a gain from the sale of a non-operating asset in the first quarter of 2005, resulting in no significant change in other expense compared with the same period in 2004.

Interest income. Interest income was $368,000 during the first quarter of 2005 compared with $332,000 in the same period in 2004. Interest income increased due to higher interest rates on short-term investment balances during the first quarter of 2005 compared with the same period in 2004. Interest income in our Consolidated Statements of Income for the quarters ended March 31, 2005 and 2004 included interest of approximately $245,000 and $118,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $1,158,000 during the first quarter of 2005 compared with $705,000 in the same period in 2004. The increase in interest expense was due to higher average debt balances and higher interest rates during the first quarter of 2005 compared with the first quarter of 2004. Interest expense in our Consolidated Statements of Income for the quarters ended March 31, 2005 and 2004 included approximately $245,000 and $118,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004 (continued)

Elimination of minority partners' interest. This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests. As a percentage of revenues, minority partners’ income was 0.3% and 0.5% during the quarters ended March 31, 2005 and 2004, respectively. The decline in the ratio is primarily the result of the lower percentage of minority partners’ ownership interests in Fleming’s and Carrabba’s in 2005 due to our acquisition of those interests.

Provision for income taxes. The provision for income taxes in the first quarter of both 2005 and 2004 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.1% during the first quarter of 2005 and 34.6% during the first quarter of 2004. The increase in the rate resulted from non-deductibility of certain management compensation during the first quarter of 2005. Approximately 23% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the first quarter of 2005 was $50,958,000 compared with $47,831,000 in the same period in 2004. Basic earnings per share increased to $0.69 during the first quarter of 2005 compared with $0.64 for the same period in 2004 as a result of the increase in net income, partially offset by a decrease in basic weighted average shares outstanding of approximately 687,000 shares. The decrease in basic weighted average shares outstanding for the quarter ended March 31, 2005 compared with March 31, 2004 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share increased to $0.66 during the first quarter of 2005 compared with $0.61 for the same period in 2004 as a result of the increase in net income, partially offset by a decrease in diluted weighted average shares outstanding of approximately 1,232,000 shares. The decrease in diluted weighted average shares outstanding for the quarter ended March 31, 2005 compared with March 31, 2004 was primarily due to common stock repurchases.

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Net cash provided by operating activities	$84,963	$69,744
Net cash used in investing activities	(67,124)	(53,574)
Net cash used in financing activities	(2,455)	(26,758)
Net increase (decrease) in cash and cash equivalents	$15,384	$(10,588)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividends section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $254,871,000 for the year ended December 31, 2004 and approximately $64,796,000 and $57,838,000 during the first three months of 2005 and 2004, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the year ended December 31, 2004 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(159,165)	$(318,330)	$(477,495)
Decrease in cash provided by operating activities	(30,003)	(60,005)	(90,008)

The estimates above are based on the assumption that earnings before income taxes, depreciation and amortization decrease approximately $0.29 for every $1.00 decrease in restaurant sales. These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company-owned restaurants internationally in Puerto Rico, Korea, Hong Kong and Japan.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants, which is included in our Consolidated Financial Statements. Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, all of which had been expended as of March 31, 2005. Additionally, we are subject to a purchase or sale option if for eighteen consecutive months there is no restaurant development, whereby our partner may purchase our interest in the LLC for five times the restaurant cash flows for the immediately preceding twelve months.

On August 3, 2004, we were approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. Our objective in acquiring these rights is to have access to restaurant sites for conversion to one of our own concepts under our current expansion plans. The original 76 properties included 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases. The properties include any real property, furniture, fixtures and equipment and liquor licenses. The designation rights allow us to transfer properties to ourselves, to transfer properties to others or to require Chi-Chi’s to retain properties. The right to designate properties will expire one year from the date of closing, which occurred September 20, 2004. The purchase price for the designation rights was $42,500,000. We are responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.

Prior to September 30, 2004, Chi-Chi’s exercised a right to exclude one property from the designation rights listing. We received a $1,100,000 payment from Chi-Chi’s in October 2004, which reduced our total purchase price for the remaining 75 properties. Additionally, in October 2004, we completed an assignment to a third party of our designation rights for 25 properties in exchange for $9,975,000. The third party will pay the carrying costs on these properties from the closing date until the property is designated for transfer. In November 2004, we required Chi-Chi’s to retain 15 properties, leaving 35 properties to which we had rights as of December 31, 2004. The remaining properties include 14 properties with owned land and building, 10 sale-leaseback properties with reversion rights and purchase options, nine ground leases and two leases.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

In 1985, the state legislature in Florida passed a “substitute communications tax” for telephone company switched service. As a result of recent rulemaking and audits, the Department of Revenue has identified local area networks, intercom systems, wireless routers and other internal communication systems as included in the definition of substitute communications. The substitute communications tax will be actively enforced after the 2005 legislative session, if it is not repealed, and could result in material charges to us by taxing any system that allows intra-company communications based on the actual cost of that equipment. As of March 31, 2005, we are unable to estimate any potential liability due to the lack of regulatory guidance from the Department of Revenue.

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 2.85% to 3.38% at March 31, 2005).  At March 31, 2005, the unused portion of the line of credit was $81,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At March 31, 2005, we were in compliance with these debt covenants.

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At March 31, 2005 and December 31, 2004, $20,000,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letter of credit advances as required by insurance companies that underwrite our workers’ compensation insurance and also where required for construction of new restaurants. On April 28, 2005, this line of credit was amended to a maximum borrowing of $30,000,000. All other terms and conditions of the line remain unchanged.

As of March 31, 2005, we had approximately $7,024,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.45% to 7.00% to finance development of our restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from June 2005 to January 2007. As of March 31, 2005 and December 31, 2004, the outstanding balance was approximately $32,157,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2005 and December 31, 2004, collateralized notes totaled approximately $29,581,000 and $25,346,000, respectively.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by lease deposits of approximately $3,400,000 and $3,600,000 at March 31, 2005 and December 31, 2004, respectively, and letters of credit and bear interest at 0.85% and at rates ranging from 0.95% to 0.96% at March 31, 2005 and December 31, 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of March 31, 2005 maturing in September 2005. As of March 31, 2005 and December 31, 2004, outstanding balances totaled approximately $5,714,000 and $5,769,000, respectively.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of March 31, 2005 and December 31, 2004, Outback Japan had borrowed approximately $10,163,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of March 31, 2005 maturing from June to August 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2005, we were in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of March 31, 2005 and December 31, 2004, Outback Japan had borrowed approximately $8,552,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of March 31, 2005 maturing from April to September 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2005, we were in compliance with all of the debt covenants.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At March 31, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $30,283,000 and $30,343,000, respectively, and is included in our Consolidated Balance Sheets as long-term debt.

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

If a default under the line of credit were to occur requiring us to perform under the guarantee obligation, we have the right to call into default all of our franchisees in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include our covenant commitments under existing lines of credit. We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee. We also guarantee additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $118,000 as of March 31, 2005.

We expect that our capital requirements through the end of 2005 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through March 31, 2005, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $91,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 11%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $385,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 40%; or (iii) our net worth decreased approximately 33%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2005, the outstanding balance on the line of credit was approximately $22,173,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs (as defined in the agreement, and including our covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

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

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At March 31, 2005, the outstanding balance on the note and our guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made five additional working capital contributions totaling $2,244,000 since 2001. We have not made any contributions in 2005 and $800,000 was paid in 2004. We anticipate that we may need to make additional contributions for our pro rata portion of future losses, if any.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. During the period from the authorization date through March 31, 2005, approximately 6,983,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2005, under these authorizations we have repurchased approximately 12,216,000 shares of our common stock for approximately $418,127,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2004 and 2005:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	0.13
July 21, 2004	August 20, 2004	September 3, 2004	0.13
October 27, 2004	November 19, 2004	December 3, 2004	0.13
January 26, 2005	February 18, 2005	March 4, 2005	0.13
April 27, 2005	May 20, 2005	June 3, 2005	0.13

At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2004 10-K. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

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

Impairment of Long-Lived Assets (continued)

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

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

2005
Workers' Compensation	$1,000,000
General Liability (1)	1,500,000
Health (2)	300,000
Property Coverage	5,000,000
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

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS No. 123R is expected to have a significant impact to reported net income and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

The following discussion of our future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or beliefs concerning future events and may be identified by words such as “believes,” “anticipates,” “expects,” “plans,” “should,” “estimates” and similar expressions. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” on page 39. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In the Outlook portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2004 10-K, we provided information on the outlook for our businesses in 2005 and factors that may affect our financial results for the year. The remaining paragraphs in this Outlook section update the information provided in the Form referenced above and we recommend that this section be read in conjunction with our 2004 10-K.

Future Operating Results

Our revenues and financial results in the remainder of 2005 could vary significantly depending upon consumer and business spending trends.

2005 Revenue. During the three-month period ended March 31, 2005, compared with the same period a year ago, average unit volumes decreased by 0.1% for domestic Company-owned Outback Steakhouses and increased by 2.2% for domestic Company-owned Carrabba’s Italian Grills.  For the remainder of 2005, average unit volumes for Outback Steakhouses are anticipated to increase approximately 3%, predominantly resulting from increased menu prices and projected traffic levels similar to those experienced in 2004. Our revised estimate is the bottom of the range from our original estimate of 3.0% to 4.0% for the year. Average unit volumes for Carrabba's Italian Grills for the remainder of the year are expected to increase approximately 4%, which is an increase from our original estimate of 3.0% to 3.25%.

During the quarter ended March 31, 2005, compared with the same period in 2004, average unit volumes for Fleming's Prime Steakhouse and Wine Bar increased 4.4%, Roy’s increased 5.5% and Bonefish Grills’ average unit volumes decreased 2.6%. We are not adjusting our previous estimates on average unit volumes for Fleming’s and Roy’s. We estimate average unit volumes for Bonefish Grill to be flat for the remainder of the year based on our most recent sales trends, which is a decrease from our original estimate of approximately 2.0%.

2005 Cost of Sales. As a result of more favorable commodity prices, particularly produce such as potatoes and onions, we now expect cost of goods sold as a percentage of restaurant sales to decrease approximately 40 to 50 basis points for the remainder of the year from 2004 amounts.

2005 Restaurant Operating Expenses. Due to higher utility costs and increases in fees charged by credit card companies experienced during the first quarter of 2005, we now expect restaurant operating expenses to be approximately 10 to 20 basis points higher for the remainder of the year.

2005 Distribution Expense to Employee Partners. Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands. We expect distribution expense as a percentage of restaurant sales to be flat for the remainder of the year.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

2005 General and Administrative Costs. As a result of the $2,100,000 in compensation expense in the first quarter of 2005 associated with our new Chief Executive Officer and continuing expense from the issuance of restricted shares, we expect the range of general and administrative costs to be approximately 10 basis points higher than our original estimate, with costs flat to decreasing 10 basis points for the year.

We are now planning for the remainder of 2005 for all other expense ratio variances to be comparable to those estimated in the 2004 10-K Outlook section.

Expansion Strategy

The following table presents a summary of the expected restaurant openings for the full year 2005:

	2005
Outback Steakhouses - Domestic
Company-owned	25	to	27
Franchised	2	to	3
Outback Steakhouses - International
Company-owned	15	to	17
Franchised	1	to	2
Carrabba’s Italian Grills
Company-owned	25	to	30
Bonefish Grills
Company-owned	35	to	40
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	10	to	11
Roy’s
Company-owned	1	to	2
Cheeseburger in Paradise
Company-owned	20	to	25
Paul Lee's Chinese Kitchen
Company-owned	2	to	3
Lee Roy Selmon’s
Company-owned	1	to	2

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

(v)
Price and availability of commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, which are subject to fluctuation and could increase or decrease more than we expect; and/or

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 31, 2005, outstanding borrowings under our revolving lines of credit bear interest at 50 to 90 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $69,000,000 outstanding balance under these lines at March 31, 2005 was 3.35%. At March 31, 2005, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $18,715,000 outstanding balance at March 31, 2005 was 0.72%. Notes payable of approximately $5,714,000 to Japanese banks bear interest at 0.85%. Notes payable of approximately $32,157,000 to Korean banks bear interest at rates ranging from 5.45% to 7.00% at March 31, 2005.

At March 31, 2005 and December 31, 2004, our total debt, including consolidated guaranteed debt, was approximately $162,893,000 and $144,869,000, respectively. Should interest rates based on our average borrowings of approximately $153,900,000 through March 31, 2005 increase by one percentage point, our estimated annual interest expense would increase by approximately $1,539,000 over amounts reported for the year ended December 31, 2004.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $24,429,000 and $32,157,000, respectively, at March 31, 2005 and to our royalties from international franchisees.  We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $25,345,000 and $24,346,000 as of March 31, 2005 and December 31, 2004, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We have appealed the verdict. Oral argument has been made to the appellate court, and we are awaiting the decision by the court. We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier, Fireman's Fund Insurance Company, has filed a declaratory judgment suit in the U.S. District Court, Southern District of Indiana claiming it was not notified of the case and is therefore not liable for its portion of the verdict. We do not believe the excess carrier’s case has any merit and we are vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the “dramshop” case. We have filed counter-claims against the excess carrier and cross-claims against the primary carrier and our third-party administrator. If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and our third party administrator to recover any amounts we may have to pay.

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended March 31, 2005, we issued approximately 14,400 shares of our common stock at $44.24 per share to eight of our area operating partners for their interests in seven Outback Steakhouses and two Carrabba’s Italian Grills. The aggregate value of shares issued was approximately $637,000. These shares of our common stock are exempted from registration under Rule 506.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended March 31, 2005:

			(c)	(d)
			Total number of shares	Maximum number of shares
	(a) Total number		purchased as part of publicly	that may yet be purchased
Period	of shares purchased (1)	Average price paid per share	announced programs (1)	under the programs (2)
Month #1
(January 1 to January 31)	240,000	$44.54	240,000	1,187,000
Month #2
(February 1 to February 28)	61,500	45.34	61,500	1,222,000
Month #3
(March 1 to March 31)	95,000	46.21	95,000	1,267,000
Total	396,500	45.07	396,500	1,267,000
____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter ended March 31, 2005.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through March 31, 2005, approximately 6,983,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2005, under these authorizations we have repurchased approximately 12,216,000 shares of our common stock for approximately $418,127,000.

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION
Item 6. Exhibits

Number	Description

4.01
First Amendment to Credit Agreement dated as of April 28, 2005 by and among Outback Steakhouse, Inc., Wachovia Bank, National Association and Outback Steakhouse of Florida, Inc., Carrabba’s Italian Grill, Inc., Outback Steakhouse International, Inc., OS Capital, Inc., OS Pacific, Inc., OS Prime, Inc., Bonefish Grill, Inc. and Outback Sports, LLC (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

4.02
Amended and Restated Note between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

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

Date: May 9, 2005	OUTBACK STEAKHOUSE, INC.

By: /s/ Robert S. Merritt
Robert S. Merritt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)