Form 10-Q
period 2005-06-30
OUTBACK STEAKHOUSE INC
filed 2005-08-09
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

YES ☒ NO ☐

As of August 5, 2005, the registrant had outstanding 74,618,102 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$68,103	$87,977
Short-term investments	1,772	1,425
Inventories	57,947	63,448
Deferred income tax asset	15,615	12,969
Other current assets	52,653	53,068
Total current assets	196,090	218,887
Property, fixtures and equipment, net	1,306,093	1,235,151
Investments in and advances to unconsolidated affiliates, net	18,127	16,254
Deferred income tax asset	24,217	6,660
Goodwill	111,843	107,719
Intangible assets, net	20,989	21,683
Other assets	106,756	71,438
Notes receivable collateral for franchisee guarantee	30,178	30,239
	$1,814,293	$1,708,031
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$76,123	$74,162
Sales taxes payable	20,083	26,735
Accrued expenses	128,085	97,124
Current portion of partner deposit and accrued buyout liability	17,673	13,561
Unearned revenue	31,213	100,895
Income taxes payable	6,366	87
Current portion of long-term debt	55,926	54,626
Total current liabilities	335,469	367,190
Partner deposit and accrued buyout liability	66,528	63,102
Deferred rent	48,665	44,075
Long-term debt	84,888	59,900
Guaranteed debt of franchisee	30,283	30,343
Other long-term liabilities	43,925	6,114
Total liabilities	609,758	570,724
Commitments and contingencies
Interest of minority partners in consolidated partnerships	47,878	48,905
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,750 shares issued;
74,456 and 73,767 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	788	788
Additional paid-in capital	281,928	271,109
Retained earnings	1,084,627	1,025,447
Accumulated other comprehensive loss	(985)	(2,118)
Unearned compensation related to outstanding restricted stock	(20,297)	-
	1,346,061	1,295,226
Less treasury stock, 4,294 and 4,983 shares at June 30, 2005 and December 31, 2004, respectively, at cost	(189,404)	(206,824)
Total stockholders’ equity	1,156,657	1,088,402
	$1,814,293	$1,708,031

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues
Restaurant sales	$910,120	$800,260	$1,800,161	$1,589,473
Other revenues	5,669	4,500	10,750	9,011
Total revenues	915,789	804,760	1,810,911	1,598,484
Costs and expenses
Cost of sales	331,936	302,029	657,106	594,466
Labor and other related	219,647	191,598	431,851	379,492
Other restaurant operating	191,571	163,060	370,453	320,865
Distribution expense to employee partners, excluding stock expense	23,550	19,259	46,037	37,782
Employee partner stock buyout expense	2,213	2,318	4,475	4,397
Depreciation and amortization	30,892	24,845	60,342	49,322
General and administrative	41,926	32,809	82,051	65,056
Provision for impaired assets and restaurant closings	7,679	-	8,455	-
Income from operations of unconsolidated affiliates	4	(407)	101	(660)
Total costs and expenses	849,418	735,511	1,660,871	1,450,720
Income from operations	66,371	69,249	150,040	147,764
Other income (expense), net	(89)	(216)	(1,023)	(1,089)
Interest income	450	278	818	610
Interest expense	(1,513)	(694)	(2,671)	(1,399)
Income before elimination of minority partners'
interest and income taxes	65,219	68,617	147,164	145,886
Elimination of minority partners' interest	2,962	2,674	6,390	6,842
Income before provision for income taxes	62,257	65,943	140,774	139,044
Provision for income taxes	21,852	22,632	49,411	47,902
Net income	$40,405	$43,311	$91,363	$91,142

Basic earnings per common share	$0.55	$0.58	$1.24	$1.23
Basic weighted average number of shares outstanding	74,001	74,289	73,901	74,388

Diluted earnings per common share	$0.53	$0.56	$1.19	$1.17
Diluted weighted average number of shares outstanding	76,925	77,983	76,965	78,204

Cash dividends per common share	$0.13	$0.13	$0.26	$0.26

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income	$91,363	$91,142
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,342	49,322
Provision for impaired assets and restaurant closings	8,455	-
Restricted stock expense	845	-
Employee partner stock buyout expense	4,475	4,397
Minority partners’ interest in consolidated partnerships’ income	6,390	6,842
Income from operations of unconsolidated affiliates	101	(660)
Change in deferred income taxes	(20,203)	(2,951)
Loss on disposal of property, fixtures and equipment	2,280	1,968
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
Decrease in inventories	5,501	15,468
Increase in other current assets	(993)	(16,110)
Increase in goodwill, intangibles and other assets	(4,035)	(3,132)
Increase in accounts payable, sales taxes payable and accrued expenses	26,291	15,593
Increase in partner deposit and accrued buyout liability	4,962	2,918
Decrease in long-term liability	(1,189)	-
Increase in deferred rent	4,590	2,910
Decrease in unearned revenue	(69,682)	(58,191)
Increase in income taxes payable	17,098	10,174
Net cash provided by operating activities	136,591	119,690
Cash flows used in investing activities:
Purchase of investment securities	(1,591)	(55,311)
Maturities and sales of investment securities	1,244	62,153
Cash paid for acquisition of business, net of cash acquired	(5,200)	(3,738)
Capital expenditures	(135,493)	(114,476)
Proceeds from the sale of property, fixtures and equipment	2,719	2,426
Increase in cash from adoption of FIN 46	-	1,080
Payments from unconsolidated affiliates	71	110
Investments in and advances to unconsolidated affiliates	(337)	(350)
Net cash used in investing activities	(138,587)	(108,106)

(CONTINUED…)

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
		(restated)
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	59,530	17,123
Proceeds from minority partners' contributions	3,169	2,459
Distributions to minority partners	(8,919)	(8,061)
Repayments of long-term debt	(33,242)	(10,378)
Dividends paid	(19,289)	(19,330)
Payments for purchase of treasury stock	(50,526)	(63,172)
Proceeds from reissuance of treasury stock	31,399	27,105
Net cash used in financing activities	(17,878)	(54,254)
Net decrease in cash and cash equivalents	(19,874)	(42,670)
Cash and cash equivalents at the beginning of the period	87,977	102,892
Cash and cash equivalents at the end of the period	$68,103	$60,222
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,636	$1,202
Cash paid for income taxes	52,633	45,464
Supplemental disclosures of non-cash items:
Purchase of minority and employee partners' interests in cash flows of their restaurants	$2,489	$-
Litigation liability and insurance receivable	39,000	-
Debt assumed under FIN 46R	-	28,743
Issuance of restricted stock	21,142	-

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

The Consolidated Financial Statements as of and for the three and six months ended June 30, 2004 included in this Form 10-Q have been restated to reflect the adjustments described above. The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of and for the three and six months ended June 30, 2004 are summarized below.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2004	2004	2004
	as previously reported	as restated	as previously reported	as restated
Selected Statement of Income Data:
Other restaurant operating (1)	$161,525	$163,060	$317,889	$320,865
Total costs and expenses	733,976	735,511	1,447,744	1,450,720
Income from operations	70,784	69,249	150,740	147,764
Income before elimination of minority partners'
interest and income taxes	70,152	68,617	148,862	145,886
Elimination of minority partners' interest	2,918	2,674	7,315	6,842
Income before provision for income taxes	67,234	65,943	141,547	139,044
Provision for income taxes	23,135	22,632	49,117	47,902
Net income	44,099	43,311	92,430	91,142
Basic earnings per common share	$0.59	$0.58	$1.24	$1.23
Diluted earnings per common share	$0.57	$0.56	$1.18	$1.17
____________
(1)	The “as previously reported” amounts have been adjusted for the reclassification discussed in this Note 1 of Notes to Unaudited Consolidated Financial Statements.

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	JUNE 30,
	2004	2004
	as previously reported	as restated
Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$16,186	$15,517
Total assets	1,546,162	1,545,493
Deferred rent	2,051	40,364
Deferred income tax liability	13,165	(1,114)
Total liabilities	390,816	414,850
Interest of minority partners in consolidated partnerships	79,903	77,533
Retained earnings	999,337	977,004
Total stockholders' equity	1,075,443	1,053,110
Total liabilities and stockholders' equity	1,546,162	1,545,493

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2004	2004
	as previously reported	as restated
Selected Cash Flow Data:
Net income	$92,430	$91,142
Minority partners’ interest in consolidated partnerships’ income	7,315	6,842
Change in deferred income taxes	(1,736)	(2,951)
Increase in deferred rent	-	2,910

Reclassification

Certain prior year amounts shown in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These classifications relate to complimentary and employee meals which had previously been included in revenues, with a corresponding offset in operating expenses in each period affected. In the current presentation, no revenue or expense is recorded for these transactions. For the three and six months ended June 30, 2004, this reclassification totaled $22,605,000 and $44,984,000, respectively. In addition, certain management training and supervision costs have been reclassified from other restaurant operating expense to general and administrative expense. For the three and six months ended June 30, 2004, this reclassification totaled $2,115,000 and $3,967,000, respectively. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation

The Company accounts for its stock-based employee compensation under the intrinsic value method. No stock-based employee compensation cost is reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant. SFAS No. 123R, “Share-Based Payment” will be adopted January 1, 2006. See Note 13 of Notes to Unaudited Consolidated Financial Statements. The following table provides pro forma net income and earnings per share amounts using the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income	$40,405	$43,311	$91,363	$91,142
Stock-based employee compensation expense included in
net income, net of related taxes	2,117	1,414	3,497	2,686
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(5,841)	(4,959)	(10,973)	(9,380)
Pro forma net income	$36,681	$39,766	$83,887	$84,448
Earnings per common share:
Basic	$0.55	$0.58	$1.24	$1.23
Basic - pro forma	$0.50	$0.54	$1.14	$1.14

Diluted	$0.53	$0.56	$1.19	$1.17
Diluted - pro forma	$0.48	$0.52	$1.11	$1.10

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the three months ended June 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.1% and 3.8%; (2) dividend yield of 1.24% and 1.25%; (3) expected lives of 6.3 and 5.0 years; and (4) volatility of 28.9% and 30.2%. The following assumptions were used for the six months ended June 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.2% and 3.3%; (2) dividend yield of 1.24% and 1.26%; (3) expected lives of 6.3 and 5.0 years; and (4) volatility of 29.0% and 30.3%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years or under SFAS No. 123R, when adopted.

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

On June 13, 2005, the Company granted 50,000 shares of its restricted common stock to the Senior Vice President of Real Estate and Development as an inducement grant in connection with his hiring. These shares were not issued under any existing stock plan of the Company. Under the terms of the grant, the 50,000 shares of restricted stock will vest as follows: on June 13, 2008, 10,000 shares; on June 13, 2010, 10,000 shares; on June 13, 2012, 15,000 shares; and on June 13, 2015, the balance of all remaining unvested shares.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Other Current Assets

Other current assets consisted of the following (in thousands):
	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Prepaid expenses	$19,256	$23,020
Accounts receivable	24,212	19,473
Accounts receivable - franchisees	1,519	2,228
Assets held for sale	3,410	4,810
Deposits	3,070	2,537
Other current assets	1,186	1,000
	$52,653	$53,068

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Land	$197,310	$196,137
Buildings & building improvements	644,969	603,856
Furniture & fixtures	204,614	184,949
Equipment	464,815	425,197
Leasehold improvements	318,003	305,618
Construction in progress	63,050	52,373
Accumulated depreciation	(586,668)	(532,979)
	$1,306,093	$1,235,151

During the six months ended June 30, 2005, the Company recorded a provision for a restaurant closing of approximately $776,000 for an Outback Steakhouse in Tennessee and a provision for a partial impairment of approximately $98,000 for a Bonefish Grill in Washington.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Property, Fixtures and Equipment, Net (Continued)

On August 3, 2004, the Company was approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. The Company’s objective in acquiring these rights is to have access to restaurant sites for conversion to one of its concepts under its current expansion plans. The original 76 properties included 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases. The properties include any real property, furniture, fixtures and equipment and liquor licenses. The designation rights allow the Company to transfer properties to itself, to transfer properties to others or to require Chi-Chi’s to retain properties. The right to designate properties will expire on September 20, 2005. The purchase price for the designation rights was $42,500,000. The Company is responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.

In October 2004, the Company received $1,100,000 from Chi-Chi’s when it exercised the right to exclude one property from the designation rights listing. Additionally, in October 2004, the Company completed an assignment of designation rights to a third party on 25 properties in exchange for $9,975,000. Both transactions reduced the total purchase price of the remaining properties. The Company required Chi-Chi’s to retain 18 properties, leaving 32 properties to which the Company had rights as of June 30, 2005. In July 2005, the Company executed its option on the 10 remaining sale-leaseback properties with reversion rights and purchase options for approximately $1,400,000. Thus, the remaining properties include 22 properties with owned land and building, eight ground leases and two leases. As of June 30, 2005, the Company had not designated 15 of these properties.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in thousands):

December 31, 2004	$107,719
Acquisition (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	4,124
June 30, 2005	$111,843

Intangible assets, net, consisted of the following (in thousands):
	WEIGHTED AVERAGE	JUNE 30,	DECEMBER 31,
	AMORTIZATION	2005	2004
	PERIOD (YEARS)	(UNAUDITED)
Trademarks (gross)	21	$12,344	$12,344
Less: accumulated amortization		(603)	(295)
Net trademarks		11,741	12,049
Trade dress (gross)	11	6,777	6,777
Less: accumulated amortization		(646)	(320)
Net trade dress		6,131	6,457
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(107)	(47)
Net favorable leases		3,117	3,177
Intangible assets, less total accumulated amortization of $1,356 and
$662 at June 30, 2005 and December 31, 2004, respectively	18	$20,989	$21,683

The aggregate amortization expense related to these intangible assets was $694,000 for the six months ended June 30, 2005. Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $1,500,000.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Other Assets

Other assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Other assets	$49,780	$47,089
Insurance receivable	39,000	-
Liquor licenses, net of accumulated amortization of $4,643 and $4,291 at June 30, 2005
and December 31, 2004, respectively	15,567	13,699
Deferred license fee, net of valuation provision of approximately $0 and $3,000 at
June 30, 2005 and December 31, 2004, respectively.	2,409	10,650
	$106,756	$71,438

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. As of July 19, 2005, the Company began renegotiating the terms of this licensing agreement, and as a result, the Company assessed the recoverability of the carrying value of the associated deferred license fee and determined that an impairment charge was necessary. Thus, a $7,581,000 pretax charge has been recorded against the deferred license fee to reflect management’s best estimate of its current net realizable value as of June 30, 2005. The Company expects that negotiation of the deferred license fee will be finalized during the third quarter. See Notes 9 and 14 of Notes to Unaudited Consolidated Financial Statements related to Other assets - insurance receivable.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Accrued payroll and other compensation	$47,566	$38,552
Accrued insurance	27,030	21,818
Accrued property taxes	12,500	9,068
Other accrued expenses	40,989	27,686
	$128,085	$97,124

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of June 30, 2005 and December 31, 2004, related to restaurant closing provisions.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Long-term debt consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Revolving lines of credit, uncollateralized, interest rates ranging from 3.36% to 4.02% at
June 30, 2005 and 2.89% to 3.05% at December 31, 2004, respectively	$74,000	$55,000
Outback Korea notes payable, interest rates ranging from 5.45% to 7.00% at
June 30, 2005 and December 31, 2004	36,462	27,717
Outback Japan notes payable, uncollateralized, interest rates at 0.85% at
June 30, 2005 and ranging from 0.95% to 0.96% at December 31, 2004	5,505	5,769
Outback Japan revolving lines of credit, interest rates ranging from 0.68% to 0.76% at
June 30, 2005 and 0.68% to 0.77% at December 31, 2004	17,340	18,895
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at June 30, 2005 and December 31, 2004	7,507	7,145
Guaranteed debt of franchisee	30,283	30,343
	171,097	144,869
Less current portion	55,926	54,626
Less guaranteed debt of franchisee	30,283	30,343
Long-term debt of Outback Steakhouse, Inc.	$84,888	$59,900

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 3.33% to 3.66% at June 30, 2005 and ranging from 2.42% to 2.78% at December 31, 2004). At June 30, 2005, the unused portion of the revolving line of credit was $76,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At June 30, 2005, the Company was in compliance with these debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004 with a new $20,000,000 uncollateralized line of credit. On April 28, 2005, the Company amended this $20,000,000 line of credit to a maximum borrowing of $30,000,000. This line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At June 30, 2005 and December 31, 2004, $20,072,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

As of June 30, 2005, the Company had approximately $7,507,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 5.45% to 7.00% to finance development of the Company’s restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from July 2005 to January 2007. As of June 30, 2005 and December 31, 2004, the outstanding balance was approximately $36,462,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At June 30, 2005 and December 31, 2004, collateralized notes totaled approximately $31,346,000 and $25,346,000, respectively.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by lease deposits of approximately $3,300,000 and $3,600,000 at June 30, 2005 and December 31, 2004, respectively, and letters of credit and bear interest at 0.85% and at rates ranging from 0.95% to 0.96% at June 30, 2005 and December 31, 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of June 30, 2005 maturing in September 2005. As of June 30, 2005 and December 31, 2004, outstanding balances totaled approximately $5,505,000 and $5,769,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of June 30, 2005 and December 31, 2004, the Company had borrowed approximately $9,790,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of June 30, 2005 maturing from August 2005 to June 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2005, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of June 30, 2005 and December 31, 2004, the Company had borrowed approximately $7,550,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of June 30, 2005 maturing from July 2005 to September 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2005, the Company was in compliance with all of the debt covenants.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At June 30, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $30,283,000 and $30,343,000, respectively, and is included in the Company’s Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include the Company’s covenant commitments under existing lines of credit. The Company is not the primary obligor on the line of credit and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee. The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $64,000 and $176,000 as of June 30, 2005 and December 31, 2004, respectively.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $22,391,000 and $21,987,000, respectively.

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

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. However, the existing note has a put feature that allows the lender to require full payment of the note as of December 31, 2005. If Kentucky Speedway is unable to make its payment on the note, the Company would be responsible for its guarantee at that time. At June 30, 2005 and December 31, 2004, the outstanding balance and the Company’s guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and is thus not subject to the recognition or measurement requirements of FIN 45.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

DEBT GUARANTEES (continued)

The Company’s contractual unconsolidated debt guarantees as of June 30, 2005 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION
Debt guarantees	$34,009	$9,455	$24,554
Amount outstanding under debt guarantees	31,900	9,455	22,445

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Litigation	$39,000	$-
Accrued insurance	4,000	4,000
Other deferred liability	925	2,114
	$43,925	$6,114

See Notes 6 and 14 of Notes to Unaudited Consolidated Financial Statements related to Other long-term liabilities - litigation.

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2005 and 2004 was $40,815,000 and $42,981,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $410,000 and ($330,000), respectively. Total comprehensive income for the six months ended June 30, 2005 and 2004 was $92,496,000 and $90,750,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $1,133,000 and ($392,000), respectively.

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

12. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128, “Earnings Per Share” (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income	$40,405	$43,311	$91,363	$91,142
Basic weighted average number of common shares outstanding	74,001	74,289	73,901	74,388
Basic earnings per common share	$0.55	$0.58	$1.24	$1.23
Effect of dilutive stock options	2,924	3,694	3,064	3,816
Diluted weighted average number of common shares outstanding	76,925	77,983	76,965	78,204
Diluted earnings per common share	$0.53	$0.56	$1.19	$1.17

Diluted earnings per common share excludes antidilutive stock options of approximately 1,608,000 and 611,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately 518,000 and 424,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Recently Issued Financial Accounting Standards (Continued)

“Accounting Changes and Error Corrections”

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

Proposed Accounting Pronouncement

“Accounting for Uncertain Tax Positions”

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements and assumes that tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations, which could result in a significant cumulative charge upon adoption.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. The Company intends to petition the Court of Appeals for rehearing and if necessary to seek review by the Supreme Court of Indiana. The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict. The Company does not believe the excess carrier’s case has any merit and is vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the “dramshop” case. The Company has filed counter-claims against the excess carrier and cross-claims against the primary carrier and its third-party administrator. If the excess carrier’s suit were to succeed, the Company believes it would have rights against the primary carrier and its third party administrator to recover any amounts the Company may have to pay.

As a result of the affirmation verdict by the Court of Appeals, the Company has recorded the $39,000,000 verdict as a non-current liability in its Unaudited Consolidated Balance Sheet as well as a non-current receivable for the same amount which would be due from insurance carriers should this verdict prevail upon appeal.

15. Related Parties

On January 1, 2005, the Company acquired four joint venture Carrabba’s restaurants from limited partnerships in which two executive officers had ownership interests (see Note 11 of Notes to Unaudited Consolidated Financial Statements). These executive officers received approximately $141,000 and $202,000 as a result of their ownership interests in those joint venture restaurants.

16. Subsequent Events

On July 22, 2005, the Company’s wholly-owned subsidiary OS Tropical, Inc. and Cheeseburger Holding Company, LLC (an entity controlled by Jimmy Buffett) entered into certain agreements. Pursuant to these agreements, Cheeseburger Holding Company, LLC transferred to OS Tropical, Inc. its 50% interest in Cheeseburger in Paradise, LLC. OS Tropical, Inc. is now the sole owner of Cheeseburger in Paradise, LLC, the entity that owns and develops Cheeseburger in Paradise restaurants. In addition, the sublicense agreement between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC was amended and restated to change the royalty paid by Cheeseburger in Paradise, LLC from 2.0% to 4.5% of net sales.

On August 1, 2005, two executive officers of the Company assigned to the Company their interests in certain restaurants operated by subsidiaries or affiliates of the Company. The first contributed an aggregate amount of approximately $317,000 in 17 restaurants operating as either Carrabba's Italian Grills or Bonefish Grills. The officer agreed to assign his interests in the 17 restaurants to the Company for an aggregate purchase price of approximately $286,000. The second contributed an aggregate amount of approximately $246,000 in 25 restaurants operating as Outback Steakhouses, Carrabba's Italian Grills or Bonefish Grills. The officer agreed to assign his interests in the 25 restaurants to the Company for an aggregate purchase price of approximately $268,000.

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

Promotion of our Outback Steakhouse and Carrabba's Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands. We generally do not attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry. Our advertising dollars are targeted to promote and maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts. Our marketing strategy of encouraging customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

-	Average unit volumes - a per store calculated average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;
-	Operating margins - store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses and labor and related costs);
-	System-wide sales - a total sales volume for all Company-owned, franchise and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and
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

Our industry’s challenges and risks include, but are not limited to, the potential for further government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing. Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. We have provided information in our Outlook section that outlines our current beliefs regarding the anticipated changes to our operations resulting from increased beef prices and other commodity costs, continued pre-opening expenses from the development of new restaurants and our expansion strategy, among other factors that may affect our results in the remainder of 2005.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues
Restaurant sales	99.4%	99.4%	99.4%	99.4%
Other revenues	0.6	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.5	37.7	36.5	37.4
Labor and other related (1)	24.1	23.9	24.0	23.9
Other restaurant operating (1)	21.0	20.4	20.6	20.2
Distribution expense to employee partners, excluding
stock expense (1)	2.6	2.4	2.6	2.4
Employee partner stock buyout expense (1)	0.2	0.3	0.2	0.3
Depreciation and amortization	3.4	3.1	3.3	3.1
General and administrative	4.6	4.1	4.5	4.1
Provision for impaired assets and restaurant closings	0.8	-	0.5	-
Income from operations of unconsolidated affiliates	*	(0.1)	*	(* )
Total costs and expenses	92.8	91.4	91.7	90.8
Income from operations	7.2	8.6	8.3	9.2
Other income (expense), net	(* )	(* )	(0.1)	(0.1)
Interest income	*	*	*	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Income before elimination of minority partners' interest and
income taxes	7.1	8.5	8.1	9.1
Elimination of minority partners' interest	0.3	0.3	0.4	0.4
Income before provision for income taxes	6.8	8.2	7.7	8.7
Provision for income taxes	2.4	2.8	2.7	3.0
Net income	4.4%	5.4%	5.0%	5.7%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 13.1% for the quarter ended June 30, 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the two tables below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
OUTBACK STEAKHOUSE, INC. RESTAURANT SALES (in millions):
Outback Steakhouses
Domestic	$574	$561	$1,148	$1,120
International	63	39	121	73
Total	637	600	1,269	1,193
Carrabba's Italian Grills	147	122	285	241
Other restaurants	126	78	246	155
Total Company-owned restaurant sales	$910	$800	$1,800	$1,589

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$93	$88	$182	$174
International	27	22	56	44
Total	120	110	238	218
Other restaurants	3	3	6	6
Total franchise and development joint venture sales (1)	$123	$113	$244	$224
Income from franchise and development joint ventures (2)	$5	$4	$9	$8
__________________
(1)	Franchise and development joint venture sales are not included in our Company revenues as reported in our Consolidated Statements of Income.
(2)	Represents the franchise royalty and portion of total income included in our Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	JUNE 30,
	2005	2004
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	656	637
Company-owned - international	82	63
Franchised and development joint venture - domestic	104	100
Franchised and development joint venture - international	55	52
Total	897	852
Carrabba's Italian Grills
Company-owned	184	159
Bonefish Grills
Company-owned	72	39
Franchised	4	4
Total	76	43
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	32	24
Roy’s
Company-owned	19	18
Cheeseburger in Paradise
Company-owned	17	5
Paul Lee's Chinese Kitchens
Company-owned	3	-
Lee Roy Selmon’s
Company-owned	2	2
System-wide total	1,230	1,103

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004

REVENUES

Restaurant sales. Restaurant sales increased by 13.7% to $910,120,000 during the second quarter of 2005 compared with $800,260,000 in the same period in 2004. The increase in restaurant sales was primarily attributable to additional revenues of approximately $84,903,000 from the opening of new restaurants after June 30, 2004, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended June 30, 2005 and 2004:

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004
Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$67,814	$68,639
Carrabba's Italian Grills	64,919	60,581
Fleming's Prime Steakhouse and Wine Bars	91,201	87,667
Roy's	72,166	68,475
Bonefish Grills	61,632	62,470
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$57,428	$59,000
Carrabba's Italian Grills	56,026	59,369
Fleming's Prime Steakhouse and Wine Bars	71,000	65,351
Roy's	118,659 (1)	66,365
Bonefish Grills	61,289	58,813
Operating weeks:
Outback Steakhouses	8,508	8,218
Carrabba's Italian Grills	2,316	2,021
Fleming's Prime Steakhouse and Wine Bars	416	303
Roy's	247	234
Bonefish Grills	911	502
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	4.7%	2.0%
Carrabba's Italian Grills	2.8%	1.5%
Bonefish Grills	3.0%	2.9%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.9%	2.2%
Carrabba's Italian Grills	8.3%	1.6%
Fleming's Prime Steakhouse and Wine Bars	13.2%	15.4%
Roy's	5.8%	11.7%
Bonefish Grills	2.9%	7.2%
__________________
(1)	Represents one restaurant.
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

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004 (continued)

Other revenues.Other revenues, consisting primarily of initial franchise fees and royalties, increased by $1,169,000 to $5,669,000 in the second quarter of 2005 as compared with $4,500,000 in 2004. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the second quarter of 2005 compared with the same period in 2004 and increased international royalties.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 1.2% to 36.5% as a percentage of restaurant sales in the second quarter of 2005 compared with the same period in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and pork during the period were partially offset by decreases in dairy and produce costs, particularly butter, onions and potatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased 0.2% as a percentage of restaurant sales to 24.1% in the second quarter of 2005 compared with the same period in 2004. The lower average unit volumes at domestic Outback Steakhouses, a minimum wage increase in New York, Illinois and Florida and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, caused this increase in labor and other related expenses as a percentage of restaurant sales.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 0.6% to 21.0% as a percentage of restaurant sales in the second quarter of 2005 compared with the same period in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs and increases in the rates we are charged by credit card companies. In addition, compared to 2004, Carrabba’s accelerated the timing of its advertising spending to the second quarter of 2005 as opposed to later in the year.

Distribution expense to employee partners, excluding stock expense. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs increased 0.2% as a percentage of restaurant sales to 2.6% in the second quarter of 2005 compared with the same period in 2004. The increase was primarily attributable to higher cash buyouts recorded for ten Outback Steakhouse managing partners during the second quarter of 2005.

Employee partner stock buyout expense. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense decreased 0.1% as a percentage of restaurant sales to 0.2% of restaurant sales for the second quarter of 2005 compared with the same period in 2004. Decreases in expense due to buyouts of existing restaurants were partially offset by new restaurants opened by area operating partners.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004 (continued)

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.4% in the second quarter of 2005 compared to the same period in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the quarter, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $9,117,000 to $41,926,000 in the second quarter of 2005 compared with $32,809,000 during the same period in 2004.  This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from approximately $570,000 of compensation expense recognized for restricted stock benefits for certain members of senior management, approximately $1,200,000 of carrying costs associated with the acquisition of designation rights from Chi-Chi’s in 2004, legal fees and settlements, additional expenditures to support Korean operations and an increase in spending on technology projects. These increases were partially offset by the reduction in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005.

Provision for impaired assets and restaurant closing. A provision of approximately $98,000 was recorded during the second quarter of 2005 for the partial impairment of one Company-owned Bonefish Grill restaurant in Washington. Also, an impairment charge of $7,581,000 was recorded against the deferred license fee receivable associated with certain non-restaurant operations to reflect management’s best estimate of its current net realizable value as of June 30, 2005.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $411,000 to a loss of $4,000 during the second quarter of 2005 compared with income of $407,000 during the same period in 2004.  This decrease was attributable primarily to a write-down of approximately $574,000 of an Outback Steakhouse operated as a joint venture in Pennsylvania. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term.

Income from operations. As a result of the increase in revenues, provisions for impaired assets, the opening of new restaurants and the changes in the relationships between revenues and expenses discussed above, income from operations decreased by $2,878,000 to $66,371,000 in the second quarter of 2005 compared with $69,249,000 in the same period in 2004.

Interest income. Interest income was $450,000 during the second quarter of 2005 compared with $278,000 in the same period in 2004. Interest income increased due to higher interest rates on short-term investment balances during the second quarter of 2005 compared with the same period in 2004. Interest income for the quarters ended June 30, 2005 and 2004 included interest of approximately $255,000 and $122,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $1,513,000 during the second quarter of 2005 compared with $694,000 in the same period in 2004. The increase in interest expense was due to higher average debt balances and higher interest rates during the second quarter of 2005 compared with the second quarter of 2004. Interest expense for the quarters ended June 30, 2005 and 2004 included approximately $255,000 and $122,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004 (continued)

Elimination of minority partners' interest. This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests. As a percentage of revenues, minority partners’ income remained flat at 0.3% during the quarters ended June 30, 2005 and 2004, respectively.

Provision for income taxes. The provision for income taxes in the second quarter of both 2005 and 2004 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.1% during the second quarter of 2005 and 34.3% during the second quarter of 2004. The increase in the rate resulted from non-deductibility of certain management compensation during the second quarter of 2005. Approximately 21% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the second quarter of 2005 was $40,405,000 compared with $43,311,000 in the same period in 2004. Basic earnings per share decreased to $0.55 during the second quarter of 2005 compared with $0.58 for the same period in 2004 as a result of the decrease in net income and a decrease in basic weighted average shares outstanding of approximately 288,000 shares. The decrease in basic weighted average shares outstanding for the quarter ended June 30, 2005 compared with June 30, 2004 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.53 during the second quarter of 2005 compared with $0.56 for the same period in 2004 as a result of the decrease in net income and the decrease in diluted weighted average shares outstanding of approximately 1,058,000 shares. The decrease in diluted weighted average shares outstanding for the quarter ended June 30, 2005 compared with June 30, 2004 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004

REVENUES

Restaurant sales. Restaurant sales increased by 13.3% to $1,800,161,000 during the first half of 2005 compared with $1,589,473,000 in the same period in 2004. The increase in restaurant sales was primarily attributable to additional revenues of approximately $148,863,000 from the opening of new restaurants after June 30, 2004, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the six months ended June 30, 2005 and 2004:

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$68,377	$68,664
Carrabba's Italian Grills	64,603	61,064
Fleming's Prime Steakhouse and Wine Bars	94,607	91,967
Roy's	74,236	71,130
Bonefish Grills	64,330	66,687
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$58,052	$63,470
Carrabba's Italian Grills	55,058	59,438
Fleming's Prime Steakhouse and Wine Bars	75,298	64,093
Roy's	113,288 (1)	69,224
Bonefish Grills	60,053	59,961
Operating weeks:
Outback Steakhouses	16,889	16,361
Carrabba's Italian Grills	4,523	3,960
Fleming's Prime Steakhouse and Wine Bars	822	589
Roy's	487	468
Bonefish Grills	1,716	962
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	4.4%	2.3%
Carrabba's Italian Grills	2.5%	1.4%
Bonefish Grills	2.7%	2.3%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.7%	4.4%
Carrabba's Italian Grills	6.3%	3.4%
Fleming's Prime Steakhouse and Wine Bars	11.8%	17.4%
Roy's	4.6%	14.7%
Bonefish Grills	1.7%	11.5%
__________________
(1)	Represents one restaurant.
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

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004 (continued)

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $1,739,000 to $10,750,000 in the first half of 2005 as compared with $9,011,000 in 2004. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the first six months of 2005 compared with the same period in 2004.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.9% to 36.5% as a percentage of restaurant sales in the first half of 2005 compared with the same period in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and pork during the period were partially offset by decreases in certain dairy and produce costs, particularly butter, onions and potatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased 0.1% as a percentage of restaurant sales to 24.0% in the first half of 2005 compared with the same period in 2004. The increase was attributable to lower average unit volumes at domestic Outback Steakhouses, a minimum wage increase in New York, Illinois and Florida and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 0.4% to 20.6% as a percentage of restaurant sales in the first half of 2005 compared with the same period in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs and increases in the rates we are charged by credit card companies. These increases were offset by a reduction in advertising expense.

Distribution expense to employee partners, excluding stock expense. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs increased 0.2% as a percentage of restaurant sales to 2.6% in the first half of 2005 compared with the same period in 2004. The increase was primarily attributable to higher restaurant operating margins, particularly at international Outback Steakhouses, and to higher cash buyouts recorded for ten Outback Steakhouse managing partners during the second quarter of 2005.

Employee partner stock buyout expense. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense decreased 0.1% as a percentage of restaurant sales to 0.2% of restaurant sales for the first half of 2005 compared with the same period in 2004. Decreases in expense due to buyouts of existing restaurants were partially offset by new restaurants opened by area operating partners.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004 (continued)

Depreciation and amortization. Depreciation and amortization costs increased 0.2% as a percentage of total revenues to 3.3% in the first half of 2005 compared to the same period in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the quarter, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $16,995,000 to $82,051,000 in the first half of 2005 compared with $65,056,000 during the same period in 2004. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from approximately $2,100,000 in compensation expense recognized in the first quarter of 2005 associated with our new Chief Executive Officer, approximately $570,000 of compensation expense for restricted stock benefits for certain members of senior management, carrying costs of approximately $2,200,000 associated with the acquisition of designation rights from Chi-Chi’s in 2004, legal fees and settlements, additional expenditures to support Korean operations and an increase in spending on technology projects. These increases were partially offset by the reduction in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005.

Provision for impaired assets and restaurant closing. A provision of approximately $776,000 was recorded during the first quarter of 2005 for the closing of one Company-owned Outback Steakhouse restaurant in Tennessee, and a provision of $98,000 was recorded during the second quarter of 2005 for the partial impairment of one Company-owned Bonefish Grill restaurant in Washington. Also, an impairment charge of $7,581,000 was recorded against the deferred license fee receivable associated with certain non-restaurant operations to reflect management’s best estimate of its current net realizable value as of June 30, 2005.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $761,000 to a loss of $101,000 during the first half of 2005 compared with income of $660,000 during the same period in 2004.  This decrease was attributable primarily to a write-down of approximately $574,000 of an Outback Steakhouse operated as a joint venture in Pennsylvania. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term.  Additionally, this decrease was attributable to the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil.

Income from operations. As a result of the increase in revenues, provisions for impaired assets, the opening of new restaurants and the changes in the relationships between revenues and expenses discussed above, income from operations increased by $2,276,000 to $150,040,000 in the first half of 2005 compared with $147,764,000 in the same period in 2004.

Interest income. Interest income was $818,000 during the first half of 2005 compared with $610,000 in the same period in 2004. Interest income increased due to higher interest rates on short-term investment balances during the first half of 2005 compared with the same period in 2004. Interest income for the six months ended June 30, 2005 and 2004 included interest of approximately $500,000 and $240,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $2,671,000 during the first half of 2005 compared with $1,399,000 in the same period in 2004. The increase in interest expense was due to higher average debt balances and higher interest rates during the first half of 2005 compared with the same period in 2004. Interest expense for the six months ended June 30, 2005 and 2004 included approximately $500,000 and $240,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004 (continued)

Elimination of minority partners' interest. This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests. As a percentage of revenues, minority partners’ income was flat at 0.4% during the six months ended June 30, 2005 and 2004, respectively.

Provision for income taxes. The provision for income taxes in the first half of both 2005 and 2004 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.1% during the first half of 2005 and 34.5% during the first half of 2004. The increase in the rate resulted from non-deductibility of certain management compensation during the first half of 2005. Approximately 21% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the first half of 2005 was $91,363,000 compared with $91,142,000 in the same period in 2004. Basic earnings per share increased to $1.24 during the first half of 2005 compared with $1.23 for the same period in 2004 as a result of the increase in net income, partially offset by a decrease in basic weighted average shares outstanding of approximately 487,000 shares. The decrease in basic weighted average shares outstanding for the six months ended June 30, 2005 compared with June 30, 2004 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share increased to $1.19 during the first half of 2005 compared with $1.17 for the same period in 2004 as a result of the increase in net income, partially offset by a decrease in diluted weighted average shares outstanding of approximately 1,239,000 shares. The decrease in diluted weighted average shares outstanding for the six months ended June 30, 2005 compared with June 30, 2004 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans.

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Net cash provided by operating activities	$136,591	$119,690
Net cash used in investing activities	(138,587)	(108,106)
Net cash used in financing activities	(17,878)	(54,254)
Net decrease in cash and cash equivalents	$(19,874)	$(42,670)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividends section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $254,871,000 for the year ended December 31, 2004 and approximately $135,493,000 and $114,476,000 during the first six months of 2005 and 2004, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free-standing restaurants where it is cost effective.

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

The estimates above are based on the assumption that cash provided by operating activities decreases approximately $0.29 for every $1.00 decrease in restaurant sales. These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

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

On August 3, 2004, we were approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. Our objective in acquiring these rights is to have access to restaurant sites for conversion to one of our own concepts under our current expansion plans. The original 76 properties included 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases. The properties include any real property, furniture, fixtures and equipment and liquor licenses. The designation rights allow us to transfer properties to ourselves, to transfer properties to others or to require Chi-Chi’s to retain properties. The right to designate properties will expire on September 20, 2005. The purchase price for the designation rights was $42,500,000. We are responsible for paying the carrying costs on each of the properties from the closing date until the date the property is designated for transfer.

In October 2004, we received $1,100,000 from Chi-Chi’s when it exercised the right to exclude one property from the designation rights listing, which reduced our total purchase price for the remaining 75 properties. Additionally, in October 2004, we completed an assignment to a third party of our designation rights for 25 properties in exchange for $9,975,000. The third party will pay the carrying costs on these properties from the closing date until the property is designated for transfer. We required Chi-Chi’s to retain 18 properties, leaving 32 properties to which we had rights as of June 30, 2005. In July 2005, we executed our option on the 10 remaining sale-leaseback properties with reversion rights and purchase options for approximately $1,400,000. Thus, the remaining properties include 22 properties with owned land and building, eight ground leases and two leases. As of June 30, 2005, we have not designated 15 of these properties.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 3.33% to 3.66% at June 30, 2005). At June 30, 2005, the unused portion of the line of credit was $76,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At June 30, 2005, we were in compliance with these debt covenants.

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. On April 28, 2005, we amended this $20,000,000 line of credit to a maximum borrowing of $30,000,000. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At June 30, 2005 and December 31, 2004, $20,072,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letter of credit advances as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

As of June 30, 2005, we had approximately $7,507,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.45% to 7.00% to finance development of our restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from July 2005 to January 2007. As of June 30, 2005 and December 31, 2004, the outstanding balance was approximately $36,462,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At June 30, 2005 and December 31, 2004, collateralized notes totaled approximately $31,346,000 and $25,346,000, respectively.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by lease deposits of approximately $3,300,000 and $3,600,000 at June 30, 2005 and December 31, 2004, respectively, and letters of credit and bear interest at 0.85% and at rates ranging from 0.95% to 0.96% at June 30, 2005 and December 31, 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of June 30, 2005 maturing in September 2005. As of June 30, 2005 and December 31, 2004, outstanding balances totaled approximately $5,505,000 and $5,769,000, respectively.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of June 30, 2005 and December 31, 2004, Outback Japan had borrowed approximately $9,790,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of June 30, 2005 maturing from August 2005 to June 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2005, we were in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of June 30, 2005 and December 31, 2004, Outback Japan had borrowed approximately $7,550,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of June 30, 2005 maturing from July 2005 to September 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2005, we were in compliance with all of the debt covenants.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At June 30, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $30,283,000 and $30,343,000, respectively, and is included in our Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur requiring us to perform under the guarantee obligation, we have the right to call into default all of our franchisees in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include our covenant commitments under existing lines of credit. We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee. We also guarantee additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $64,000 as of June 30, 2005.

We expect that our capital requirements through the end of 2005 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through June 30, 2005, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $85,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 10%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $388,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 40%; or (iii) our net worth decreased approximately 33%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2005, the outstanding balance on the line of credit was approximately $22,391,000.

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

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. At June 30, 2005, the outstanding balance on the note and our guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. The existing note has a put feature that allows the lender to require full payment of the note as of December 31, 2005. If Kentucky Speedway is unable to make its payment on the note, the Company would be responsible for its guarantee at that time. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net.” This affiliate has not yet reached its operating break-even point. Accordingly, we have made six additional working capital contributions totaling $3,111,000 since 2001, including a contribution of approximately $867,000 in July 2005. We did not make any contributions during the first and second quarters of 2005 and $800,000 was paid in 2004. We will be required to make another contribution of approximately $526,000 in September 2005. In addition, based on current operating performance, we anticipate making additional contributions in 2006 of approximately $1,500,000 to $2,000,000.  This affiliate is expected to incur further operating losses at least through 2006.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. During the period from the authorization date through June 30, 2005, approximately 7,874,000 shares of our common stock have been issued as the result of stock option exercises. As of June 30, 2005, under these authorizations we have repurchased approximately 12,966,000 shares of our common stock for approximately $450,784,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2004 and 2005:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	0.13
July 21, 2004	August 20, 2004	September 3, 2004	0.13
October 27, 2004	November 19, 2004	December 3, 2004	0.13
January 26, 2005	February 18, 2005	March 4, 2005	0.13
April 27, 2005	May 20, 2005	June 3, 2005	0.13
July 27, 2005	August 19, 2005	September 2, 2005	0.13

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

Buildings and building improvements	20 to 31.5 years	Equipment	2 to 15 years
Furniture and fixtures	7 years	Leasehold improvements	5 to 20 years

Our accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets.  These estimates, judgments and projections may produce materially different amounts of depreciation expense than would be reported if different assumptions were used.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

Impairment of Long-Lived Assets (continued)

If the aforementioned factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform an impairment analysis. Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings and for combined fixtures, equipment and improvements for each restaurant. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

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

2005 Revenue. During the three-month period ended June 30, 2005, compared with the same period a year ago, average unit volumes decreased by 1.3% for domestic Company-owned Outback Steakhouses and increased by 5.5% for domestic Company-owned Carrabba’s Italian Grills.  For the full year of 2005, average unit volumes for Outback Steakhouses are anticipated to be approximately 1.5% to 2.0% higher than 2004, predominantly resulting from increased menu prices and projected traffic levels similar to those experienced in 2004. This revised estimate is a decrease from the 3.0% estimate provided at the end of the first quarter. Average unit volumes for Carrabba's Italian Grills for the year are expected to be approximately 4.0% to 4.5% higher than 2004, which is an increase from our first quarter estimate of 4.0%.

During the quarter ended June 30, 2005, compared with the same period in 2004, average unit volumes for Fleming's Prime Steakhouse and Wine Bar increased 4.0%, Roy’s increased 9.3% and Bonefish Grills’ average unit volumes increased 1.6%. We are not adjusting our previous estimates on average unit volumes for Fleming’s. We are increasing our estimate of Roy’s average unit volumes to be approximately 7.0% to 8.0% for the year from our 4.0% estimate at the end of the first quarter based upon the performance Roy’s has had year-to-date. We continue to estimate average unit volumes for Bonefish Grill to be flat for the year based on our most recent sales trends.

2005 Cost of Sales. As a result of more favorable commodity prices, particularly produce such as potatoes and onions, we now expect cost of goods sold as a percentage of restaurant sales to decrease approximately 70 to 80 basis points for 2005 from 2004 amounts.

2005 Labor and Other Related Expenses. As a result of lowering the domestic Outback Steakhouse average unit volume gain expectations, we expect labor costs to be approximately 10 basis points higher in 2005 than in 2004.

2005 Restaurant Operating Expenses. Due to higher utility costs, lower domestic Outback Steakhouse average unit volumes and increases in fees charged by credit card companies experienced during the first half of 2005, we now expect restaurant operating expenses to be approximately 30 to 40 basis points higher for the year.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

2005 Distribution Expense to Employee Partners. Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands. We expect distribution expense as a percentage of restaurant sales to decrease 10 basis points for the year.

2005 Depreciation and Amortization. Due to lower expected average unit volumes from domestic Outback Steakhouses and acceleration of some remodeling in those restaurants, we now expect depreciation and amortization to increase 10 to 20 basis points for the year.

2005 General and Administrative Costs. As a result of the lower domestic Outback Steakhouse average unit volumes during the first six months of 2005 and increased compensation expense from the issuance of restricted shares, we expect general and administrative costs to be approximately 10 to 20 basis points higher than the prior year.

We are now planning for the remainder of 2005 for all other expense ratio variances to be comparable to those estimated in the 2004 10-K Outlook section.

Expansion Strategy

Our goal is to add new restaurants to the system during the remainder of 2005. The following table presents a summary of the expected restaurant openings during:

	Second Half			Full Year
	2005			2005
Outback Steakhouses - Domestic
Company-owned	21	to	23	27	to	29
Franchised	3	to	4	3	to	4
Outback Steakhouses - International
Company-owned	4	to	5	18	to	19
Franchised	1	to	2	2	to	3
Carrabba’s Italian Grills
Company-owned	12	to	17	28	to	33
Bonefish Grills
Company-owned	22	to	27	35	to	40
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	8	to	10	9	to	11
Cheeseburger in Paradise
Company-owned	10	to	12	17	to	19
Roy’s
Company-owned		1			2
Paul Lee's Chinese Kitchen
Company-owned		1			2
Lee Roy Selmon’s
Company-owned		2			2

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 30, 2005, outstanding borrowings under our revolving lines of credit bear interest at 50 to 90 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $74,000,000 outstanding balance under these lines at June 30, 2005 was 3.77%. At June 30, 2005, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $17,340,000 outstanding balance at June 30, 2005 was 0.72%. Notes payable of approximately $5,505,000 to Japanese banks bear interest at 0.85%. Notes payable of approximately $36,462,000 to Korean banks bear interest at rates ranging from 5.45% to 7.00% at June 30, 2005.

At June 30, 2005 and December 31, 2004, our total debt, including consolidated guaranteed debt, was approximately $171,097,000 and $144,869,000, respectively. Should interest rates based on our average borrowings of approximately $158,000,000 through June 30, 2005 increase by one percentage point, our estimated annual interest expense would increase by approximately $1,580,000 over amounts reported for the year ended December 31, 2004.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $22,845,000 and $36,462,000, respectively, at June 30, 2005 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $25,746,000 and $24,346,000 as of June 30, 2005 and December 31, 2004, respectively.

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid.  Extreme changes in commodity prices and/or long-term changes could affect our financial results adversely, although any changes in commodity prices would affect our competitors at about the same time as us.  We expect that in most cases increased commodity prices could be passed through to our consumers via increases in menu prices.  However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

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

Outback Steakhouse, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. We intend to petition the Court of Appeals for rehearing and, if necessary, to seek review by the Supreme Court of Indiana. We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier, Fireman's Fund Insurance Company, has filed a declaratory judgment suit in the U.S. District Court, Southern District of Indiana claiming it was not notified of the case and is therefore not liable for its portion of the verdict. We do not believe the excess carrier’s case has any merit and we are vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the “dramshop” case. We have filed counter-claims against the excess carrier and cross-claims against the primary carrier and our third-party administrator. If the excess carrier’s suit were to succeed, we believe we would have rights against the primary carrier and our third party administrator to recover any amounts we may have to pay.

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended June 30, 2005, we issued approximately 40,200 shares of our common stock at $46.05 per share to five of our area operating partners for their interests in three Outback Steakhouses and 15 Carrabba’s Italian Grills. The aggregate value of shares issued was approximately $1,853,000. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On June 13, 2005, we granted 50,000 shares of our restricted common stock to the Senior Vice President of Real Estate and Development as an inducement grant in connection with his hiring. These shares were not issued under any existing stock plan. The aggregate value of shares issued was approximately $2,255,000. Under the terms of the grant, the 50,000 shares of restricted stock will vest as follows: on June 13, 2008, 10,000 shares; on June 13, 2010, 10,000 shares; on June 13, 2012, 15,000 shares; and on June 13, 2015, the balance of all remaining unvested shares. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended June 30, 2005:

Period	(a) Total number of shares purchased (1)	Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs (1)	(d) Maximum number of shares that may yet be purchased under the programs (2)
Month #1
(April 1 to April 30)	175,000	$44.67	175,000	1,355,000
Month #2
(May 1 to May 31)	350,000	41.91	350,000	1,464,000
Month #3
(June 1 to June 30)	225,000	45.20	225,000	1,408,000
Total	750,000		750,000	1,408,000
____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the second quarter ended June 30, 2005.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through June 30, 2005, approximately 7,874,000 shares of our common stock have been issued as the result of stock option exercises. As of June 30, 2005, under these authorizations we have repurchased approximately 12,966,000 shares of our common stock for approximately $450,784,000.

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 27, 2005. Two items were submitted for vote at the annual meeting. The results of the election are as follows:

1.
To elect four directors, three to serve for a term of three years and one to serve for a term of two years, and until his or her successor is duly elected and qualified. Abstentions and broker non-votes did not count for or against any nominee for director. The following continued to serve as directors as of the Annual Meeting: Chris T. Sullivan, John A. Brabson, Jr., Debbi Fields, Thomas A. James, and Lee Roy Selmon. On April 27, 2005, Robert S. Merritt resigned from the Board of Directors, and the Board voted unanimously to appoint A. William Allen, III, Chief Executive Officer of the Company, as a director to fill the vacancy created by Mr. Merritt’s resignation. Mr. Allen shall serve as a director of the Company until the next Annual Meeting of Shareholders of the Company, April 26, 2006, or until his earlier resignation or removal. The results for the election of the directors are as follows:

Name of Nominee/Director	Votes For	Votes Withheld
Robert D. Basham	67,572,811	1,930,801
W. R. “Max” Carey, Jr.	67,464,779	2,038,833
Toby S. Wilt	65,453,137	4,050,475
General (Ret) Tommy Franks	68,017,987	1,485,645

2.
A Company proposal to approve an amendment and restatement of the Company’s Managing Partner Stock Plan (the “Plan”). The amendment allows for the grant of shares of restricted common stock under the Plan, but does not increase the number of shares under the Plan. Abstentions had the effect of a vote against the amendment, and broker non-votes were not counted for or against the amendment. The results for the approval of the amendment are as follows:

Votes For	Votes Against	Votes Abstained
36,202,474	26,111,047	696,399

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION

Item 6. Exhibits

Number	Description

10.01*
Employment Agreement effective March 8, 2005 by and among A. William Allen, III, OS Restaurant Services, Inc., and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.02*
Amendment to Officer Employment Agreement entered into by and among OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Paul E. Avery effective for all purposes as of March 8, 2005 (filed herewith)

10.03*
Restricted Stock Agreement effective April 27, 2005 by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.04*
Restricted Stock Agreement effective April 27, 2005 by and between Outback Steakhouse, Inc. and General (Ret) Tommy R. Franks (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 26, 2005 and incorporated herein by reference)

10.05*	Summary of Consulting Arrangement between Robert S. Merritt and Outback Steakhouse, Inc. (filed herewith)

10.06	Restricted Stock Agreement, Partner Form (filed herewith)

10.07	Restricted Stock Agreement, Director Form (filed herewith)

10.08	Restricted Stock Agreement, Officer Form (filed herewith)

10.09	Restricted Stock Agreement, Officer Inducement Form (filed herewith)

10.10	First Amendment to Lease Agreement made as of June 14, 1999 between Crescent Resources, Inc. and Outback Steakhouse, Inc. (filed herewith)

10.11	Second Amendment to Lease dated as of October 19, 2001 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (filed herewith)

10.12	Third Amendment to Lease Agreement made as of December 31, 2003 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (filed herewith)

10.13	Fourth Amendment to Lease Agreement made as of March 17, 2005 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (filed herewith)

10.14	Fifth Amendment to Lease Agreement made as of June 23, 2005 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (filed herewith)

10.15*	Restricted Stock Agreement by and between Outback Steakhouse, Inc. and Richard Renninger effective on the date of commencement of Grantee’s employment with the Company (filed herewith)

10.16
Amended and Restated Sublicense Agreement dated as of July 22, 2005 and effective as of January 1, 2005 by and between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC (filed herewith)

10.17	Action by Unanimous Written Consent of the Members of OS/PLCK, LLC executed August 8, 2005 to be effective as of July 21, 2005 (filed herewith)

10.18	Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC executed August 8, 2005 to be effective as of July 21, 2005 (filed herewith)

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Interim Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

Date: August 9, 2005	OUTBACK STEAKHOUSE, INC.

By: /s/ A. William Allen, III
A. William Allen, III Chief Executive Officer (Principal Executive Officer)

By: /s/ Joseph W. Hartnett
Joseph W. Hartnett Vice President - Corporate Accounting (Interim Principal Financial and Accounting Officer)