Form 10-Q
period 2005-09-30
OUTBACK STEAKHOUSE INC
filed 2005-11-09
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of November 4, 2005, the registrant had outstanding 74,659,565 shares of Common Stock, $.01 par value.

OUTBACK STEAKHOUSE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$40,271	$87,977
Short-term investments	1,571	1,425
Inventories	57,623	63,448
Deferred income tax asset	18,263	12,969
Other current assets	46,571	53,068
Total current assets	164,299	218,887
Property, fixtures and equipment, net	1,351,563	1,235,151
Investments in and advances to unconsolidated affiliates, net	19,896	16,254
Deferred income tax asset	30,589	6,660
Goodwill	111,843	107,719
Intangible assets, net	20,625	21,683
Other assets	112,154	71,438
Notes receivable collateral for franchisee guarantee	30,380	30,239
	$1,841,349	$1,708,031
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$70,905	$74,162
Sales taxes payable	19,610	26,735
Accrued expenses	125,327	97,124
Current portion of partner deposit and accrued buyout liability	13,695	13,561
Unearned revenue	21,330	100,895
Income taxes payable	7,150	87
Current portion of long-term debt	55,983	54,626
Total current liabilities	314,000	367,190
Partner deposit and accrued buyout liability	72,564	63,102
Deferred rent	49,877	44,075
Long-term debt	110,111	59,900
Guaranteed debt of franchisee	30,483	30,343
Other long-term liabilities	43,194	6,114
Total liabilities	620,229	570,724
Commitments and contingencies
Interest of minority partners in consolidated partnerships	45,618	48,905
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and 78,750 shares issued;
74,641 and 73,767 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	788	788
Additional paid-in capital	287,540	271,109
Retained earnings	1,092,570	1,025,447
Accumulated other comprehensive loss	(1,204)	(2,118)
Unearned compensation related to outstanding restricted stock	(23,416)	-
	1,356,278	1,295,226
Less treasury stock, 4,109 and 4,983 shares at September 30, 2005 and December 31, 2004,
respectively, at cost	(180,776)	(206,824)
Total stockholders’ equity	1,175,502	1,088,402
	$1,841,349	$1,708,031

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues
Restaurant sales	$867,424	$776,355	$2,667,585	$2,365,828
Other revenues	5,020	4,243	15,770	13,254
Total revenues	872,444	780,598	2,683,355	2,379,082
Costs and expenses
Cost of sales	317,977	293,666	975,083	888,132
Labor and other related	215,382	189,562	647,233	569,054
Other restaurant operating	195,672	166,356	566,125	487,221
Distribution expense to employee partners, excluding stock expense	18,277	17,867	64,314	55,649
Employee partner stock buyout expense	838	1,269	5,313	5,666
Depreciation and amortization	32,393	26,828	92,735	76,150
General and administrative	40,001	36,582	122,052	101,638
Hurricane property and inventory losses	1,412	3,024	1,412	3,024
Provision for impaired assets and restaurant closings	1,396	2,394	9,851	2,394
Contribution for “Dine Out for Hurricane Relief”	1,000	-	1,000	-
Income from operations of unconsolidated affiliates	(766)	(407)	(665)	(1,067)
Total costs and expenses	823,582	737,141	2,484,453	2,187,861
Income from operations	48,862	43,457	198,902	191,221
Other income (expense), net	(75)	(370)	(1,098)	(1,459)
Interest income	658	337	1,476	947
Interest expense	(1,848)	(1,009)	(4,519)	(2,408)
Income before elimination of minority partners'
interest and income taxes	47,597	42,415	194,761	188,301
Elimination of minority partners' interest	1,168	687	7,558	7,529
Income before provision for income taxes	46,429	41,728	187,203	180,772
Provision for income taxes	16,297	14,412	65,708	62,314
Net income	$30,132	$27,316	$121,495	$118,458

Basic earnings per common share	$0.41	$0.37	$1.64	$1.60
Basic weighted average number of shares outstanding	74,167	73,896	73,991	74,223

Diluted earnings per common share	$0.39	$0.36	$1.58	$1.52
Diluted weighted average number of shares outstanding	76,832	76,869	76,794	77,752

Cash dividends per common share	$0.13	$0.13	$0.39	$0.39

See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income	$121,495	$118,458
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,735	76,150
Provision for impaired assets and restaurant closings	11,263	5,418
Restricted stock expense	1,830	-
Employee partner stock buyout expense	5,313	5,666
Minority partners’ interest in consolidated partnerships’ income	7,558	7,529
Income from operations of unconsolidated affiliates	(665)	(1,067)
Change in deferred income taxes	(29,223)	(8,320)
Loss on disposal of property, fixtures and equipment	2,530	2,990
Change in assets and liabilities, net of effects of acquisitions and FIN 46 consolidations:
Decrease in inventories	5,617	11,183
Decrease (increase) in other current assets	4,679	(9,158)
Increase in other assets	(8,173)	(7,494)
Increase in accounts payable, sales taxes payable and accrued expenses	17,853	27,554
Increase in partner deposit and accrued buyout liability	6,821	6,459
Decrease in other long-term liabilities	(1,920)	-
Increase in deferred rent	5,802	4,639
Decrease in unearned revenue	(79,565)	(65,701)
Increase in income taxes payable	23,494	24,911
Net cash provided by operating activities	187,444	199,217
Cash flows used in investing activities:
Purchase of investment securities	(2,605)	(60,125)
Maturities and sales of investment securities	2,459	72,414
Cash paid for acquisition of business, net of cash acquired	(5,200)	(28,066)
Cash paid for designation rights	-	(42,500)
Capital expenditures	(215,236)	(181,141)
Proceeds from the sale of property, fixtures and equipment	4,337	2,426
Increase in cash from adoption of FIN 46	-	1,080
Payments from unconsolidated affiliates	131	235
Distributions to unconsolidated affiliates	-	(121)
Investments in and advances to unconsolidated affiliates	(2,194)	(800)
Net cash used in investing activities	(218,308)	(236,598)

(CONTINUED…)

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
		(restated)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	94,954	123,449
Proceeds from minority partners' contributions	4,122	3,042
Distributions to minority partners	(13,300)	(12,145)
Repayments of long-term debt	(50,886)	(31,013)
Proceeds from sale-leaseback transactions	5,000	-
Dividends paid	(28,919)	(28,925)
Payments for purchase of treasury stock	(71,966)	(84,955)
Proceeds from reissuance of treasury stock	44,153	30,690
Net cash (used in) provided by financing activities	(16,842)	143
Net decrease in cash and cash equivalents	(47,706)	(37,238)
Cash and cash equivalents at the beginning of the period	87,977	102,892
Cash and cash equivalents at the end of the period	$40,271	$65,654
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,379	$2,055
Cash paid for income taxes	73,142	48,507
Supplemental disclosures of non-cash items:
Purchase of minority and employee partners' interests in cash flows of their restaurants	$3,128	$932
Litigation liability and insurance receivable	39,000	-
Debt assumed under FIN 46R	-	28,743
Issuance of restricted stock	25,245	-

  See notes to unaudited consolidated financial statements.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements

This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) of Outback Steakhouse, Inc. (the “Company”).

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

On July 22, 2005, the Company’s wholly-owned subsidiary OS Tropical, Inc. and Cheeseburger Holding Company, LLC (an unrelated entity controlled by Jimmy Buffett) entered into certain agreements. Pursuant to these agreements, Cheeseburger Holding Company, LLC transferred to OS Tropical, Inc. its 40% interest in Cheeseburger in Paradise, LLC. OS Tropical, Inc. is now the sole owner of Cheeseburger in Paradise, LLC, the entity that owns and develops Cheeseburger in Paradise restaurants. In addition, the sublicense agreement between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC was amended and restated to change the royalty paid by Cheeseburger in Paradise, LLC from 2.0% to 4.5% of net sales.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2004 included in this Form 10-Q have been restated to reflect the adjustments described above. The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of and for the three and nine months ended September 30, 2004 are summarized below.

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2004	2004	2004
	as previously reported	as restated	as previously reported	as restated
Selected Statement of Income Data:
Other restaurant operating (1)	$164,522	$166,356	$482,411	$487,221
Total costs and expenses	735,307	737,141	2,183,051	2,187,861
Income from operations	45,291	43,457	196,031	191,221
Income before elimination of minority partners'
interest and income taxes	44,249	42,415	193,111	188,301
Elimination of minority partners' interest	951	687	8,266	7,529
Income before provision for income taxes	43,298	41,728	184,845	180,772
Provision for income taxes	15,024	14,412	64,141	62,314
Net income	28,274	27,316	120,704	118,458
Basic earnings per common share	$0.38	$0.37	$1.63	$1.60
Diluted earnings per common share	$0.37	$0.36	$1.55	$1.52
____________
(1)	The “as previously reported” amounts have been adjusted for the reclassification discussed in this Note 1 of Notes to Unaudited Consolidated Financial Statements.

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	SEPTEMBER 30,
	2004	2004
	as previously reported	as restated
Selected Balance Sheet Data:
Investments in and advances to unconsolidated affiliates, net	$17,013	$16,344
Total assets	1,626,446	1,625,777
Deferred rent	1,946	42,093
Deferred income tax liability	10,780	(4,111)
Total liabilities	495,800	521,056
Interest of minority partners in consolidated partnerships	48,261	45,627
Retained earnings	1,019,615	996,324
Total stockholders' equity	1,082,385	1,059,094
Total liabilities and stockholders' equity	1,626,446	1,625,777

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2004
	as previously reported	as restated
Selected Cash Flow Data:
Net income	$120,704	$118,458
Minority partners’ interest in consolidated partnerships’ income	8,266	7,529
Change in deferred income taxes	(6,494)	(8,320)
Increase in deferred rent	-	4,639

Reclassification

Certain prior year amounts shown in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These classifications relate to complimentary and employee meals which had previously been included in revenues, with a corresponding offset in operating expenses in each period affected. In the current presentation, no revenue or expense is recorded for these transactions. For the three and nine months ended September 30, 2004, this reclassification totaled $22,263,000 and $67,247,000, respectively. In addition, certain management training and supervision costs have been reclassified from other restaurant operating expense to general and administrative expense. For the three and nine months ended September 30, 2004, this reclassification totaled $2,532,000 and $6,499,000, respectively. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income	$30,132	$27,316	$121,495	$118,458
Stock-based employee compensation expense included in
net income, net of related taxes	1,386	774	4,883	3,460
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(5,132)	(4,532)	(16,105)	(13,912)
Pro forma net income	$26,386	$23,558	$110,273	$108,006
Earnings per common share:
Basic	$0.41	$0.37	$1.64	$1.60
Basic - pro forma	$0.36	$0.32	$1.49	$1.46

Diluted	$0.39	$0.36	$1.58	$1.52
Diluted - pro forma	$0.35	$0.31	$1.46	$1.41

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the three months ended September 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.1% and 3.4%; (2) dividend yield of 1.23% and 1.26%; (3) expected lives of 6.3 years; and (4) volatility of 28.7% and 29.9%. The following assumptions were used for the nine months ended September 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.2% and 3.3%; (2) dividend yield of 1.24% and 1.26%; (3) expected lives of 6.3 years; and (4) volatility of 28.9% and 30.2%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years or under SFAS No. 123R, when adopted.

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

On July 27, 2005, the Company’s Board of Directors approved a grant of 50,000 shares of its restricted common stock to the Senior Vice President of Real Estate and Development as an inducement grant in connection with his hiring. These shares were not issued under any existing stock plan of the Company. Under the terms of the grant, the 50,000 shares of restricted stock will vest as follows: on June 13, 2008, 10,000 shares; on June 13, 2010, 10,000 shares; on June 13, 2012, 15,000 shares; and on June 13, 2015, the balance of all remaining unvested shares.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Other Current Assets

Other current assets consisted of the following (in thousands):
	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Prepaid expenses	$20,080	$23,020
Accounts receivable	22,093	19,473
Accounts receivable - franchisees	1,487	2,228
Assets held for sale	-	4,810
Deposits	2,411	2,537
Other current assets	500	1,000
	$46,571	$53,068

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Land	$198,540	$196,137
Buildings & building improvements	667,750	603,856
Furniture & fixtures	216,152	184,949
Equipment	482,568	425,197
Leasehold improvements	324,130	305,618
Construction in progress	78,477	52,373
Accumulated depreciation	(616,054)	(532,979)
	$1,351,563	$1,235,151

During the nine months ended September 30, 2005, the Company recorded a provision for a restaurant closing of approximately $776,000 for an Outback Steakhouse in Tennessee, a provision for a restaurant closing of approximately $422,000 for an Outback Steakhouse in Maryland and a provision for the impairment of a Bonefish Grill in Washington of approximately $1,072,000.

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

In October 2004, the Company received $1,100,000 from Chi-Chi’s when it exercised the right to exclude one property from the designation rights listing. Additionally, in October 2004, the Company completed an assignment of designation rights to a third party on 25 properties in exchange for $9,975,000. Both transactions reduced the total purchase price of the remaining properties. The Company required Chi-Chi’s to retain 18 properties, leaving 32 properties to which the Company had rights as of June 30, 2005. In July 2005, the Company executed its option on the 10 remaining sale-leaseback properties with reversion rights and purchase options for approximately $1,400,000, and in August 2005, the Company sold two of the properties with owned land and building. Thus, the remaining properties include 20 properties with owned land and building, eight ground leases and two leases, all of which were designated by September 30, 2005.

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

December 31, 2004	$107,719
Acquisition (see Note 11)	4,124
September 30, 2005	$111,843

Intangible assets, net, consisted of the following (in thousands):
	WEIGHTED AVERAGE	SEPTEMBER 30,	DECEMBER 31,
	AMORTIZATION	2005	2004
	PERIOD (YEARS)	(UNAUDITED)
Trademarks (gross)	21	$12,344	$12,344
Less: accumulated amortization		(757)	(295)
Net trademarks		11,587	12,049
Trade dress (gross)	11	6,777	6,777
Less: accumulated amortization		(809)	(320)
Net trade dress		5,968	6,457
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(154)	(47)
Net favorable leases		3,070	3,177
Intangible assets, less total accumulated amortization of $1,720 and
$662 at September 30, 2005 and December 31, 2004, respectively	18	$20,625	$21,683

The aggregate amortization expense related to these intangible assets was $1,058,000 for the nine months ended September 30, 2005. Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $1,500,000.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Other Assets

Other assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Other assets	$54,147	$47,089
Insurance receivable (see Notes 9 and 14)	39,000	-
Liquor licenses, net of accumulated amortization of $4,831 and $4,291 at September 30, 2005
and December 31, 2004, respectively	15,788	13,699
Deferred license fee, net of valuation provision of approximately $0 and $3,000 at
September 30, 2005 and December 31, 2004, respectively	1,909	10,650
Assets held for sale	1,310	-
	$112,154	$71,438

In January 2001, the Company entered into a ten-year licensing agreement with an entity owned by minority interest owners of certain non-restaurant operations. The licensing agreement transferred the right and license to use certain assets of these non-restaurant operations. As of July 19, 2005, the Company began renegotiating the terms of this licensing agreement, and as a result, the Company assessed the recoverability of the carrying value of the associated deferred license fee and determined that an impairment charge was necessary. Thus, a $7,581,000 pretax charge was recorded against the deferred license fee to reflect management’s best estimate of its current net realizable value as of June 30, 2005. The negotiation of the deferred license fee was finalized on September 20, 2005. The $7,000,000 agreed-upon license fees are to be received in $500,000 increments on July 31 of each year from 2006 to 2019 inclusive.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Accrued payroll and other compensation	$38,444	$38,552
Accrued insurance	28,303	21,818
Other accrued expenses	58,580	36,754
	$125,327	$97,124

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of September 30, 2005 and December 31, 2004, related to restaurant closing provisions.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt

Long-term debt consisted of the following (in thousands):
	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Revolving lines of credit, uncollateralized, interest rates ranging from 4.02% to 4.48% at
September 30, 2005 and 2.89% to 3.05% at December 31, 2004	$93,000	$55,000
Outback Korea notes payable, interest rates ranging from 5.30% to 7.00% at
September 30, 2005 and 5.45% to 7.00% at December 31, 2004	37,197	27,717
Outback Japan notes payable, uncollateralized, interest rates ranging from 0.85% to 0.86%
at September 30, 2005 and ranging from 0.95% to 0.96% at December 31, 2004	5,538	5,769
Outback Japan revolving lines of credit, interest rates ranging from 0.69% to 0.76% at
September 30, 2005 and 0.68% to 0.77% at December 31, 2004	16,010	18,895
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at September 30, 2005 and December 31, 2004	8,099	7,145
Sale-leaseback obligation	6,250	-
Guaranteed debt of franchisee	30,483	30,343
	196,577	144,869
Less current portion	55,983	54,626
Less guaranteed debt of franchisee	30,483	30,343
Long-term debt of Outback Steakhouse, Inc.	$110,111	$59,900

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 3.84% to 4.20% at September 30, 2005 and ranging from 2.42% to 2.78% at December 31, 2004). At September 30, 2005, the unused portion of the revolving line of credit was $66,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At September 30, 2005, the Company was in compliance with these debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004 with a new $20,000,000 uncollateralized line of credit. On April 28, 2005, the Company amended this $20,000,000 line of credit to a maximum borrowing of $30,000,000. This line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At September 30, 2005, the outstanding balance on the line of credit was $9,000,000. There were no draws outstanding on this line of credit as of December 31, 2004.  At September 30, 2005 and December 31, 2004, $20,072,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

As of September 30, 2005, the Company had approximately $8,099,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

The Company has notes payable with banks bearing interest at rates ranging from 5.30% to 7.00% to finance development of the Company’s restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from October 2005 to January 2007. As of September 30, 2005 and December 31, 2004, the outstanding balance was approximately $37,197,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At September 30, 2005 and December 31, 2004, collateralized notes totaled approximately $32,519,000 and $25,346,000, respectively.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,200,000 and $3,600,000 at September 30, 2005 and December 31, 2004, respectively, and bear interest at rates ranging from 0.85% to 0.86% and at rates ranging from 0.95% to 0.96% at September 30, 2005 and December 31, 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of September 30, 2005 maturing in September 2006. As of September 30, 2005 and December 31, 2004, outstanding balances totaled approximately $5,538,000 and $5,769,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of September 30, 2005 and December 31, 2004, the Company had borrowed approximately $9,614,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of September 30, 2005 maturing from December 2005 to February 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of September 30, 2005, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of September 30, 2005 and December 31, 2004, the Company had borrowed approximately $6,396,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of September 30, 2005 maturing from November 2005 to December 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of September 30, 2005, the Company was in compliance with all of the debt covenants.

In August 2005, the Company entered into a sale-leaseback arrangement for five of its properties. Pursuant to this arrangement, the Company sold these properties for a total of $6,250,000, including $1,250,000 for tenant improvements. The Company then leased the sites back for a 30-year term and will make lease payments on the first day of each calendar month. Since this transaction does not qualify for sale-leaseback accounting treatment, the Company has included the proceeds in the Company’s Consolidated Balance Sheet as long-term debt.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At September 30, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $30,483,000 and $30,343,000, respectively, and is included in the Company’s Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement and include the Company’s covenant commitments under existing lines of credit. The Company is not the primary obligor on the line of credit and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee. The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $35,000 and $176,000 as of September 30, 2005 and December 31, 2004, respectively.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $22,641,000 and $21,987,000, respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc, (“RHI”). If an event of default occurs (as defined in the agreement, and including the Company’s covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, the Company would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in favor of the Company. These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify the Company against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

As a result of the Company’s recourse provisions and collateral, the estimated fair value of the guarantee to be recorded is immaterial to its financial condition and financial statements.

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.22% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. However, the existing note has a put feature that allows the lender to require full payment of the note as of December 31, 2005. If Kentucky Speedway is unable to make its payment on the note, the Company would be responsible for its guarantee at that time. At September 30, 2005 and December 31, 2004, the outstanding balance and the Company’s guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and is thus not subject to the recognition or measurement requirements of FIN 45.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Debt (continued)

DEBT GUARANTEES (continued)

The Company’s contractual unconsolidated debt guarantees as of September 30, 2005 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION
Debt guarantees	$33,980	$9,445	$24,535
Amount outstanding under debt guarantees	32,121	9,445	22,676

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
Litigation (see Notes 6 and 14)	$39,000	$-
Accrued insurance	4,000	4,000
Other deferred liability	194	2,114
	$43,194	$6,114

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2005 and 2004 was $29,913,000 and $27,290,000, respectively, which included the effect of losses from translation adjustments of approximately $219,000 and $26,000, respectively. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $122,409,000 and $118,040,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $914,000 and ($418,000), respectively.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Business Combinations

On January 1, 2005, the Company acquired the 50% minority ownership interests of its partner in four Carrabba's restaurants in Ohio for approximately $5,200,000 in cash and the assumption of the employee partner buyout liability for these stores of approximately $590,000. The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. No minority interest for these stores has been reflected in the Consolidated Financial Statements since that date. The Company recorded goodwill of approximately $4,100,000 associated with this transaction, all of which is expected to be deductible for income tax purposes (see Note 15).

On an unaudited pro forma basis, the effect of this acquisition was not significant to the Company’s results of operations.

12. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128, “Earnings Per Share” (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income	$30,132	$27,316	$121,495	$118,458
Basic weighted average number of common shares outstanding	74,167	73,896	73,991	74,223
Basic earnings per common share	$0.41	$0.37	$1.64	$1.60
Effect of dilutive stock options	2,665	2,973	2,803	3,529
Diluted weighted average number of common shares outstanding	76,832	76,869	76,794	77,752
Diluted earnings per common share	$0.39	$0.36	$1.58	$1.52

Diluted earnings per common share excludes antidilutive stock options of approximately 2,281,000 and 2,541,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately 1,072,000 and 1,678,000 for the nine months ended September 30, 2005 and 2004, respectively.

13. Recently Issued Financial Accounting Standards

“Share-Based Payment”

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS No. 123R is expected to have a material impact to reported net income and earnings per share, particularly as a result of stock options issued under the managing partner program. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the adoption may result in materially different amounts than the current pro forma disclosures under SFAS No. 123.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Recently Issued Financial Accounting Standards (continued)

“Accounting Changes and Error Corrections”

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Also under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

Proposed Accounting Pronouncement

“Accounting for Uncertain Tax Positions”

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements and assumes that tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. The Board expects to issue a final Interpretation in the first quarter of 2006. We are currently evaluating the impact this proposed Interpretation would have on our results of operations, which could result in a significant cumulative charge upon adoption.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. The Company petitioned the Court of Appeals for rehearing and rehearing was denied. The Company has filed a petition for review with the Indiana Supreme Court.

The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict. The Company does not believe the excess carrier’s case has any merit and is vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the “dramshop” case. The Company has filed counter-claims against the excess carrier and cross-claims against the primary carrier and its third-party administrator. The Company's third-party administrator has executed an indemnification agreement indemnifying the Company against any liability resulting from the failure to give notice to the excess insurance carrier.

As a result of the affirmation verdict by the Court of Appeals, the Company has recorded the $39,000,000 verdict as a non-current liability in its Unaudited Consolidated Balance Sheet as well as a non-current receivable for the same amount which would be due from insurance carriers should this verdict prevail upon appeal.

The Company executed a lease termination agreement whereby it will receive $6,000,000 upon vacating a premises currently occupied by a Company-owned Outback Steakhouse.  The termination date will be the later of December 31, 2005 or 30 days following receipt of the payment.  The Company will record a gain upon disposal of this restaurant, which will be recorded when the cash is received by the Company and it has fulfilled its obligations under the agreement.

15. Related Parties

On January 1, 2005, the Company acquired four joint venture Carrabba’s restaurants from limited partnerships in which two executive officers had ownership interests (see Note 11). These executive officers received approximately $141,000 and $202,000 as a result of their ownership interests in those joint venture restaurants.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events

On October 5, 2005, the Company participated in the “Dine for America” fundraising event sponsored by the National Restaurant Association to provide relief to the victims of Hurricane Katrina. The funds were contributed in part to the American Red Cross and in part to other targeted relief efforts. The Company has recorded a pretax charge to earnings of $1,000,000 for the three- and nine-month periods ended September 30, 2005 for its contribution.

On October 11, 2005, the Company executed an agreement of purchase and sale for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse is currently operated.  Pursuant to the agreement if the sale proceeds after the inspection and title and survey contingency periods, the Company will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and the Company will be provided space in a new development to operate an Outback Steakhouse.  The purchaser will pay an additional $5,000,000 to the Company if plans for the new restaurant are not agreed upon prior to the closing date.

On October 18, 2005, the Company appointed a new Senior Vice President and Chief Financial Officer of the Company and concurrently entered into an employment agreement and restricted stock agreement, effective as of November 1, 2005. Under the terms of the restricted stock grant, 100,000 shares of restricted common stock were issued as an inducement grant in connection with his hiring and will vest as follows: on the fifth anniversary of his employment, 50,000 shares, plus an additional 10,000 shares if the market capitalization of the Company exceeds $6,000,000,000; and on the seventh anniversary of his employment, the balance of all remaining unvested shares.  These shares were not issued under any existing stock plan of the Company.

On October 26, 2005, the Company’s Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase is expected to close in December 2005.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, over 1,250 system-wide restaurants and 2004 annual revenues for Company-owned stores exceeding $3.2 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

-	Average unit volumes - a per store average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;
-	Operating margins - store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses and labor and related costs);
-	System-wide sales - a total sales volume for all Company-owned, franchise and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and
-
Same-store or comparable sales - a year-over-year comparison of sales volumes for stores that are open in both years in order to remove the impact of new openings in comparing the operations of existing stores.

Our consolidated operating results are affected by the growth of our newer brands. As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics. Labor and related expenses are higher at our new format stores than have typically been experienced at Outback Steakhouses. However, cost of sales at those stores is lower than those at Outback. These trends are expected to continue with our planned development of stores.

Our industry’s challenges and risks include, but are not limited to, the potential for further government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing. Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. We have provided information in our Outlook section that outlines our current beliefs regarding the anticipated changes to our operations resulting from increased beef prices and other commodity costs, continued pre-opening expenses from the development of new restaurants and our expansion strategy, among other factors that may affect our results in the remainder of this year and in future periods.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues
Restaurant sales	99.4%	99.5%	99.4%	99.4%
Other revenues	0.6	0.5	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.7	37.8	36.6	37.5
Labor and other related (1)	24.8	24.4	24.3	24.1
Other restaurant operating (1)	22.6	21.4	21.2	20.6
Distribution expense to employee partners, excluding
stock expense (1)	2.1	2.3	2.4	2.4
Employee partner stock buyout expense (1)	0.1	0.2	0.2	0.2
Depreciation and amortization	3.7	3.4	3.5	3.2
General and administrative	4.6	4.7	4.5	4.3
Hurricane property losses	0.2	0.4	0.1	0.1
Provision for impaired assets and restaurant closings	0.2	0.3	0.4	0.1
Contribution for "Dine Out for Hurricane Relief"	0.1	-	*	-
Income from operations of unconsolidated affiliates	(0.1)	(0.1)	(* )	(* )
Total costs and expenses	94.4	94.4	92.6	92.0
Income from operations	5.6	5.6	7.4	8.0
Other income (expense), net	(* )	(0.1)	(* )	(* )
Interest income	0.1	*	0.1	*
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Income before elimination of minority partners' interest and
income taxes	5.5	5.4	7.3	7.9
Elimination of minority partners' interest	0.1	0.1	0.3	0.3
Income before provision for income taxes	5.4	5.3	7.0	7.6
Provision for income taxes	1.9	1.8	2.5	2.6
Net income	3.5%	3.5%	4.5%	5.0%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 11.0% for the quarter ended September 30, 2005 compared with the respective period in 2004. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the following tables:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
OUTBACK STEAKHOUSE, INC. RESTAURANT SALES (in millions):
Outback Steakhouses
Domestic	$536	$535	$1,684	$1,655
International	64	50	185	123
Total	600	585	1,869	1,778
Carrabba's Italian Grills	143	117	428	358
Other restaurants	125	75	371	230
Total Company-owned restaurant sales	$868	$777	$2,668	$2,366

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$88	$84	$270	$258
International	28	25	84	69
Total	116	109	354	327
Bonefish Grills	3	3	9	9
Total franchise and development joint venture sales (1)	$119	$112	$363	$336
Income from franchise and development joint ventures (2)	$5	$4	$14	$12
__________________
(1)	Franchise and development joint venture sales are not included in our Company revenues as reported in our Consolidated Statements of Income.
(2)	Represents the franchise royalty and portion of total income included in our Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	SEPTEMBER 30,
	2005	2004
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	661	645
Company-owned - international	87	67
Franchised and development joint venture - domestic	105	100
Franchised and development joint venture - international	51	54
Total	904	866
Carrabba's Italian Grills
Company-owned	189	163
Bonefish Grills
Company-owned	78	47
Franchised	4	4
Total	82	51
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	34	27
Roy’s
Company-owned	19	18
Cheeseburger in Paradise
Company-owned	21	5
Paul Lee's Chinese Kitchens
Company-owned	4	1
Lee Roy Selmon’s
Company-owned	3	2
System-wide total	1,256	1,133

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004

REVENUES

Restaurant sales. Restaurant sales increased by 11.7% to $867,424,000 during the third quarter of 2005 compared with $776,355,000 in the same period in 2004. The increase in restaurant sales was primarily attributable to additional revenues of approximately $80,713,000 from the opening of new restaurants after September 30, 2004, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended September 30, 2005 and 2004:
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$62,359	$63,686
Carrabba's Italian Grills	59,218	56,374
Fleming's Prime Steakhouse and Wine Bars	82,354	79,526
Roy's	61,849	55,445
Bonefish Grills	56,263	53,518
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$51,875	$58,287
Carrabba's Italian Grills	53,543	53,808
Fleming's Prime Steakhouse and Wine Bars	60,780	61,112
Roy's	103,855 (1)	78,471
Bonefish Grills	56,323	52,630
Operating weeks:
Outback Steakhouses	8,648	8,421
Carrabba's Italian Grills	2,446	2,108
Fleming's Prime Steakhouse and Wine Bars	430	331
Roy's	250	237
Bonefish Grills	983	569
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	4.0%	2.2%
Carrabba's Italian Grills	2.5%	2.0%
Bonefish Grills	3.7%	3.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-1.6%	1.0%
Carrabba's Italian Grills	6.4%	1.0%
Fleming's Prime Steakhouse and Wine Bars	13.4%	14.1%
Roy's	9.1%	5.2%
Bonefish Grills	7.7%	-0.9%
__________________
(1)	Represents one restaurant.
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

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004 (continued)

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $777,000 to $5,020,000 in the third quarter of 2005 as compared with $4,243,000 in 2004. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the third quarter of 2005 compared with the same period in 2004 and increased international royalties.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 1.1% to 36.7% as a percentage of restaurant sales in the third quarter of 2005 compared with the same period in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases implemented to offset minimum wage increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and chicken during the period were partially offset by decreases in dairy and produce costs, particularly butter, cheese, onions and potatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased 0.4% as a percentage of restaurant sales to 24.8% in the third quarter of 2005 compared with the same period in 2004. The lower average unit volumes at domestic Outback Steakhouses, a minimum wage increase in New York, Illinois and Florida and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, caused this increase in labor and other related expenses as a percentage of restaurant sales. This increase was partially offset by reduced health and workers’ compensation insurance costs as a percentage of restaurant sales.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.2% to 22.6% as a percentage of restaurant sales in the third quarter of 2005 compared with the same period in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs and increases in supply costs, rent, property taxes and liability insurance. These cost increases were partially offset by reduced advertising expense in the third quarter of 2005 as compared to the same period in 2004 since Carrabba’s accelerated the timing of its advertising spending to the second quarter of 2005 as opposed to later in the year.

Distribution expense to employee partners, excluding stock expense. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs decreased 0.2% as a percentage of restaurant sales to 2.1% in the third quarter of 2005 compared with the same period in 2004. The decrease was primarily attributable to a lower accrual for cash buyouts recorded during the third quarter of 2005.

Employee partner stock buyout expense. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense decreased 0.1% as a percentage of restaurant sales to 0.1% of restaurant sales for the third quarter of 2005 compared with the same period in 2004. Decreases in expense due to buyouts of existing restaurants were partially offset by new restaurants opened by area operating partners.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004 (continued)

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.7% in the third quarter of 2005 compared to the same period in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the quarter, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $3,419,000 to $40,001,000 in the third quarter of 2005 compared with $36,582,000 during the same period in 2004. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from approximately $757,000 of compensation expense recognized for restricted stock benefits for certain members of senior management and approximately $640,000 of carrying costs associated with the acquisition of designation rights from Chi-Chi’s in 2004. These increases were partially offset by a reduction of $1,200,000 in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005.

Hurricane property and inventory losses. Hurricane property and inventory losses decreased by $1,612,000 to $1,412,000 in the third quarter of 2005 compared with $3,024,000 during the same period in 2004. We have a lower concentration of restaurants in the Gulf coast region than in Florida and had less damage from hurricanes in 2005 than in 2004 as a result of the regions affected by the storms.

Provision for impaired assets and restaurant closing. A provision of approximately $974,000 was recorded during the third quarter of 2005 for the impairment of the Bonefish Grill restaurant in Washington, and a provision of approximately $422,000 was recorded during the third quarter of 2005 for the closing of one Company-owned Outback Steakhouse restaurant in Maryland.

Contribution for “Dine Out for Hurricane Relief.” This line item represents our $1,000,000 contribution for “Dine for America,” a fundraising effort in October 2005 to provide support to the victims of recent hurricanes.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures increased by $359,000 to income of $766,000 during the third quarter of 2005 compared with income of $407,000 during the same period in 2004. This increase was attributable primarily to continued improvement in our Brazilian joint venture.

Income from operations. As a result of the increase in revenues, the opening of new restaurants and the changes in the relationships between revenues and expenses discussed above, income from operations increased by $5,405,000 to $48,862,000 in the third quarter of 2005 compared with $43,457,000 in the same period in 2004.

Interest income. Interest income was $658,000 during the third quarter of 2005 compared with $337,000 in the same period in 2004. Interest income increased due to higher interest rates on short-term investment balances during the third quarter of 2005 compared with the same period in 2004. Interest income for the quarters ended September 30, 2005 and 2004 included interest of approximately $286,000 and $147,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004 (continued)

Interest expense. Interest expense was $1,848,000 during the third quarter of 2005 compared with $1,009,000 in the same period in 2004. The increase in interest expense was due to higher average debt balances and higher interest rates during the third quarter of 2005 compared with the third quarter of 2004. Interest expense for the quarters ended September 30, 2005 and 2004 included approximately $286,000 and $147,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Elimination of minority partners' interest. This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests. As a percentage of revenues, minority partners’ income remained flat at 0.1% during the quarters ended September 30, 2005 and 2004, respectively.

Provision for income taxes. The provision for income taxes in the third quarter of both 2005 and 2004 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.1% during the third quarter of 2005 and 34.5% during the third quarter of 2004. The increase in the rate resulted from non-deductibility of certain management compensation during the third quarter of 2005. Approximately 20% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the third quarter of 2005 was $30,132,000 compared with $27,316,000 in the same period in 2004. Basic earnings per share increased to $0.41 during the third quarter of 2005 compared with $0.37 for the same period in 2004 as a result of the increase in net income, partially offset by an increase in basic weighted average shares outstanding of approximately 271,000 shares. The increase in basic weighted average shares outstanding for the quarter ended September 30, 2005 compared with September 30, 2004 was primarily due to the issuance of shares under stock option plans, partially offset by common stock repurchases. Diluted earnings per share increased to $0.39 during the third quarter of 2005 compared with $0.36 for the same period in 2004 as a result of the increase in net income and the decrease in diluted weighted average shares outstanding of approximately 37,000 shares.  The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding, partially offset by the increased number of basic shares outstanding for the quarter ended September 30, 2005 compared with September 30, 2004.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2005 and 2004

REVENUES

Restaurant sales. Restaurant sales increased by 12.8% to $2,667,585,000 during the first nine months of 2005 compared with $2,365,828,000 in the same period in 2004. The increase in restaurant sales was primarily attributable to additional revenues of approximately $203,956,000 from the opening of new restaurants after September 30, 2004, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the nine months ended September 30, 2005 and 2004:
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Average unit volumes (weekly) for restaurants opened for one year or more:
Outback Steakhouses	$66,410	$66,629
Carrabba's Italian Grills	62,990	59,516
Fleming's Prime Steakhouse and Wine Bars	90,905	87,804
Roy's	70,062	66,707
Bonefish Grills	62,106	62,461
Average unit volumes (weekly) for restaurants opened for less than one year:
Outback Steakhouses	$55,889	$58,412
Carrabba's Italian Grills	54,375	57,302
Fleming's Prime Steakhouse and Wine Bars	70,623	63,159
Roy's	109,672 (1)	60,701
Bonefish Grills	58,147	57,091
Operating weeks:
Outback Steakhouses	25,537	24,783
Carrabba's Italian Grills	6,965	6,066
Fleming's Prime Steakhouse and Wine Bars	1,252	919
Roy's	736	705
Bonefish Grills	2,699	1,530
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	4.3%	2.2%
Carrabba's Italian Grills	2.5%	1.6%
Bonefish Grills	2.9%	3.2%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.9%	3.2%
Carrabba's Italian Grills	6.4%	2.6%
Fleming's Prime Steakhouse and Wine Bars	12.2%	17.0%
Roy's	6.1%	11.6%
Bonefish Grills	3.6%	8.9%
__________________
(1)	Represents one restaurant.
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

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2005 and 2004 (continued)

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $2,516,000 to $15,770,000 in the first nine months of 2005 as compared with $13,254,000 in 2004. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the first nine months of 2005 compared with the same period in 2004.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.9% to 36.6% as a percentage of restaurant sales in the first nine months of 2005 compared with the same period in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef, pork and chicken during the period were partially offset by decreases in certain dairy and produce costs, particularly butter, onions and potatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, except for distribution expense to employee partners and employee partner stock buyout expense, described below. Labor and other related expenses increased 0.2% as a percentage of restaurant sales to 24.3% in the first nine months of 2005 compared with the same period in 2004. The increase was attributable to lower average unit volumes at domestic Outback Steakhouses, a minimum wage increase in New York, Illinois and Florida and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 0.6% to 21.2% as a percentage of restaurant sales in the first nine months of 2005 compared with the same period in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs.  These increases were offset by a reduction in advertising expense.

Distribution expense to employee partners, excluding stock expense. Distribution expense to employee partners, excluding stock expense, includes distributions to managing partners and area operating partners of their percentage of restaurant cash flows pursuant to their interest agreements, and cash buyouts of managing partners’ rights in the cash flows of their restaurants. These costs remained flat at 2.4% as a percentage of restaurant sales in the first nine months of 2005 compared with the same period in 2004.

Employee partner stock buyout expense. Employee partner stock buyout expense includes non-cash expenses recorded for the accrual of future buyouts of area operating partners’ rights to the cash flows of their restaurants. Upon buyout, area operating partners generally receive common stock in exchange for their rights in the cash flows of a restaurant. Employee partner stock buyout expense remained flat at 0.2% as a percentage of restaurant sales for the first nine months of 2005 compared with the same period in 2004. Decreases in expense due to buyouts of existing restaurants were offset by new restaurants opened by area operating partners.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2005 and 2004 (continued)

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.5% in the first nine months of 2005 compared to the same period in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the period, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $20,414,000 to $122,052,000 in the first nine months of 2005 compared with $101,638,000 during the same period in 2004. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants.  Additionally, the increase resulted from approximately $2,100,000 in compensation expense recognized in the first quarter of 2005 associated with our new Chief Executive Officer, approximately $1,327,000 of compensation expense for restricted stock benefits for certain members of senior management and carrying costs of approximately $2,840,000 associated with the acquisition of designation rights from Chi-Chi’s in 2004. These increases were partially offset by a reduction of $3,200,000 in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005.

Hurricane property and inventory losses. Hurricane property and inventory losses decreased by $1,612,000 to $1,412,000 in the first nine months of 2005 compared with $3,024,000 during the same period in 2004. We have a lower concentration of restaurants in the Gulf coast region than in Florida and had less damage from hurricanes in 2005 than in 2004 as a result of the regions affected by the storms.

Provision for impaired assets and restaurant closing. A provision of approximately $776,000 was recorded during the first quarter of 2005 for the closing of one Company-owned Outback Steakhouse restaurant in Tennessee, a total provision of $1,072,000 was recorded during the second and third quarters of 2005 for the impairment of one Company-owned Bonefish Grill restaurant in Washington, and a provision of approximately $422,000 was recorded during the third quarter of 2005 for the closing of one Company-owned Outback Steakhouse restaurant in Maryland. Additionally, an impairment charge of $7,581,000 was recorded in the second quarter of 2005 against the deferred license fee receivable associated with certain non-restaurant operations to reflect management’s best estimate of its net realizable value.

Contribution for “Dine Out for Hurricane Relief.”This line item represents our $1,000,000 contribution for “Dine for America,” a fundraising effort in October 2005 to provide support to the victims of recent hurricanes.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $402,000 to income of $665,000 during the first nine months of 2005 compared with income of $1,067,000 during the same period in 2004. This decrease was attributable primarily to a write-down in the second quarter of 2005 of approximately $574,000 of an Outback Steakhouse operated as a joint venture in Pennsylvania. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. Additionally, this decrease was attributable to the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil. The cumulative decrease was partially offset by continued improvement in our Brazilian joint venture.

Income from operations. As a result of the increase in revenues, the opening of new restaurants and the changes in the relationships between revenues and expenses discussed above, income from operations increased by $7,681,000 to $198,902,000 in the first nine months of 2005 compared with $191,221,000 in the same period in 2004.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2005 and 2004 (continued)

Interest income. Interest income was $1,476,000 during the first nine months of 2005 compared with $947,000 in the same period in 2004. Interest income increased due to higher interest rates on short-term investment balances during the first nine months of 2005 compared with the same period in 2004. Interest income for the nine months ended September 30, 2005 and 2004 included interest of approximately $786,000 and $387,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $4,519,000 during the first nine months of 2005 compared with $2,408,000 in the same period in 2004. The increase in interest expense was due to higher average debt balances and higher interest rates during the first nine months of 2005 compared with the same period in 2004. Interest expense for the nine months ended September 30, 2005 and 2004 included approximately $786,000 and $387,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Elimination of minority partners' interest. This line item represents the portion of income or loss from operations included in consolidated operating results attributable to our partners’ ownership interests. As a percentage of revenues, minority partners’ income was flat at 0.3% during the nine months ended September 30, 2005 and 2004, respectively.

Provision for income taxes. The provision for income taxes in the first nine months of both 2005 and 2004 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 35.1% during the first nine months of 2005 and 34.5% during the first nine months of 2004. The increase in the rate resulted from non-deductibility of certain management compensation during the first nine months of 2005. Approximately 20% of our international restaurants in which we have a direct investment are owned through a Cayman Island corporation.

Net income and earnings per share. Net income for the first nine months of 2005 was $121,495,000 compared with $118,458,000 in the same period in 2004. Basic earnings per share increased to $1.64 during the first nine months of 2005 compared with $1.60 for the same period in 2004 as a result of the increase in net income and decrease in basic weighted average shares outstanding of approximately 232,000 shares. The decrease in basic weighted average shares outstanding for the nine months ended September 30, 2005 compared with September 30, 2004 was primarily due to common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share increased to $1.58 during the first nine months of 2005 compared with $1.52 for the same period in 2004 as a result of the increase in net income and decrease in diluted weighted average shares outstanding of approximately 958,000 shares.  The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding for the nine months ended September 30, 2005 compared with September 30, 2004.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Net cash provided by operating activities	$187,444	$199,217
Net cash used in investing activities	(218,308)	(236,598)
Net cash (used in) provided by financing activities	(16,842)	143
Net decrease in cash and cash equivalents	$(47,706)	$(37,238)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividends section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $254,871,000 for the year ended December 31, 2004 and approximately $215,236,000 and $181,141,000 during the first nine months of 2005 and 2004, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free-standing restaurants where it is cost effective.

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

In October 2004, we received $1,100,000 from Chi-Chi’s when it exercised the right to exclude one property from the designation rights listing, which reduced our total purchase price for the remaining 75 properties. Additionally, in October 2004, we completed an assignment to a third party of our designation rights for 25 properties in exchange for $9,975,000. The third party will pay the carrying costs on these properties from the closing date until the property is designated for transfer. We required Chi-Chi’s to retain 18 properties, leaving 32 properties to which we had rights as of June 30, 2005. In July 2005, we executed our option on the 10 remaining sale-leaseback properties with reversion rights and purchase options for approximately $1,400,000, and in August 2005, we sold two of the properties with owned land and building. Thus, the remaining properties include 20 properties with owned land and building, eight ground leases and two leases, all of which were designated by September 30, 2005.

We executed a lease termination agreement whereby we will receive $6,000,000 upon vacating a premises currently occupied by a Company-owned Outback Steakhouse.  The termination date will be the later of December 31, 2005 or 30 days following receipt of the payment.  We will record a gain upon disposal of this restaurant, which will be recorded when the cash is received by us and we have fulfilled our obligations under the agreement, currently anticipated in the first quarter of 2006.

On October 11, 2005, we executed an agreement of purchase and sale for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse is currently operated.  Pursuant to the agreement if the sale proceeds after the inspection and title and survey contingency periods, we will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008 and will be provided space in a new development to operate an Outback Steakhouse.  The purchaser will pay an additional $5,000,000 to us if plans for the new restaurant are not agreed upon prior to the closing date.

On October 26, 2005, our Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase is expected to close in December 2005.

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 3.84% to 4.20% at September 30, 2005). At September 30, 2005, the unused portion of the line of credit was $66,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At September 30, 2005, we were in compliance with these debt covenants.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004 with a new $20,000,000 uncollateralized line of credit. On April 28, 2005, we amended this $20,000,000 line of credit to a maximum borrowing of $30,000,000. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At September 30, 2005, the outstanding balance on the line of credit was $9,000,000. At September 30, 2005 and December 31, 2004, $20,072,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

As of September 30, 2005, we had approximately $8,099,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.30% to 7.00% to finance development of our restaurants in Korea. The notes are denominated and payable in Korean won and mature at dates ranging from October 2005 to January 2007. As of September 30, 2005 and December 31, 2004, the outstanding balance was approximately $37,197,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At September 30, 2005 and December 31, 2004, collateralized notes totaled approximately $32,519,000 and $25,346,000, respectively.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,200,000 and $3,600,000 at September 30, 2005 and December 31, 2004, respectively, and bear interest at rates ranging from 0.85% to 0.86% and at rates ranging from 0.95% to 0.96% at September 30, 2005 and December 31, 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of September 30, 2005 maturing in September 2006. As of September 30, 2005 and December 31, 2004, outstanding balances totaled approximately $5,538,000 and $5,769,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of September 30, 2005 and December 31, 2004, Outback Japan had borrowed approximately $9,614,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of September 30, 2005 maturing from December 2005 to February 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of September 30, 2005, we were in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of September 30, 2005 and December 31, 2004, Outback Japan had borrowed approximately $6,396,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of September 30, 2005 maturing from November 2005 to December 2005. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of September 30, 2005, we were in compliance with all of the debt covenants.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

In August 2005, we entered into a sale-leaseback arrangement for five of our properties. Pursuant to this arrangement, we sold these properties for a total of $6,250,000, including $1,250,000 for tenant improvements. We then leased the sites back for a 30-year term and will make lease payments on the first day of each calendar month. Since this transaction does not qualify for sale-leaseback accounting treatment, we have recorded the proceeds in our Consolidated Balance Sheet as long-term debt.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At September 30, 2005 and December 31, 2004, the outstanding balance on the line of credit was approximately $30,483,000 and $30,343,000, respectively, and is included in our Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur requiring us to perform under the guarantee obligation, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement and include our covenant commitments under existing lines of credit. We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee.

We expect that our capital requirements through the end of 2005 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through September 30, 2005, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding debt balances increased by more than $56,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 6%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $349,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 37%; or (iii) our net worth decreased approximately 29%.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2005, the outstanding balance on the line of credit was approximately $22,641,000.

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

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.22% equity interest and for which we operate catering and concession facilities. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in our Consolidated Balance Sheets.  At September 30, 2005, the outstanding balance on the note and our guarantee on the note were approximately $65,000,000 and $9,445,000, respectively. The existing note has a put feature that allows the lender to require full payment of the note as of December 31, 2005. If Kentucky Speedway is unable to make its payment on the note, we would be responsible for our guarantee at that time. This affiliate has not yet reached its operating break-even point. Accordingly, we have made seven additional working capital contributions totaling $3,636,000 since 2001, including contributions of approximately $867,000 in July 2005 and approximately $525,000 in September 2005. We did not make any contributions during the first and second quarters of 2005 and $800,000 was paid in 2004. In addition, based on current operating performance, we anticipate making additional contributions in 2006 of approximately $1,500,000 to $2,000,000. This affiliate is expected to incur further operating losses at least through 2006.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. During the period from the authorization date through September 30, 2005, approximately 8,452,000 shares of our common stock have been issued as the result of stock option exercises. As of September 30, 2005, under these authorizations we have repurchased approximately 13,466,000 shares of our common stock for approximately $472,225,000.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DIVIDENDS

Our Board of Directors authorized the following dividends during 2004 and 2005:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	0.13
July 21, 2004	August 20, 2004	September 3, 2004	0.13
October 27, 2004	November 19, 2004	December 3, 2004	0.13
January 26, 2005	February 18, 2005	March 4, 2005	0.13
April 27, 2005	May 20, 2005	June 3, 2005	0.13
July 27, 2005	August 19, 2005	September 2, 2005	0.13
October 26, 2005	November 18, 2005	December 2, 2005	0.13

At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS No. 123R is expected to have a material impact to reported net income and earnings per share, particularly as a result of stock options issued under our managing partner program, described below. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the adoption may result in materially different amounts than the current pro forma disclosures under SFAS No. 123.

As part of our managing partner program, the managing partner (and chef partner at Fleming’s and Roy’s) of each of our domestic restaurants is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase an interest in the restaurant he or she is employed to manage. This interest gives the managing partner and chef partner the right to receive a percentage of their restaurant's monthly cash flows for the duration of the five-year agreement. For managing partners, the purchase price has been $25,000 for an interest ranging from 6% to 10% and for chef partners has ranged from a purchase price of $10,000 to $15,000 for an interest ranging from 2% to 5%. The specifics of the purchase prices and percentage interests for managing partners and chef partners are detailed in our 2004 Form 10-K. Upon completion of each five-year term of employment, each managing partner and chef partner is issued stock options (having an exercise price based on a three-month weighted average stock price) with the number of options determined by a formula based on a multiple of the cash flows distributed from their interest. We are currently evaluating changes to the existing managing partner program. Changes to the plan could have a material impact compared to our historically reported consolidated financial statements.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

The following discussion of our future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or beliefs concerning future events and may be identified by words such as “believes,”“anticipates,”“expects,”“plans,”“should,”“estimates” and similar expressions. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. We have endeavored to identify the most significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements in the section entitled “Cautionary Statement” below. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Future Operating Results

Our revenues and financial results in the remainder of 2005 and those anticipated in 2006 could vary significantly depending upon consumer and business spending trends.

2005 Revenue. During the three-month period ended September 30, 2005, compared with the same period a year ago, average unit volumes decreased by 2.3% for domestic Company-owned Outback Steakhouses and increased by 4.4% for domestic Company-owned Carrabba’s Italian Grills.  For the full year of 2005, average unit volumes for Outback Steakhouses are anticipated to be approximately 0.5% to 1.0% lower than 2004. This revised estimate is a decrease from the 1.5% to 2.0% higher than 2004 estimate provided at the end of the second quarter. Average unit volumes for Carrabba's Italian Grills for the year are expected to be approximately 4.5% to 5.0% higher than 2004, which is in line with our second quarter estimate of 4.0% to 4.5%.

During the quarter ended September 30, 2005, compared with the same period in 2004, average unit volumes for Fleming's Prime Steakhouse and Wine Bar increased 4.2%, Roy’s increased 12.9% and Bonefish Grills’ average unit volumes increased 6.0%. We are increasing our estimate of Fleming’s average unit volumes to be approximately 4.5% to 5.0% for the year instead of 4.0% as we had previously estimated. We are increasing our estimate of Roy’s average unit volumes to be approximately 9.0% to 10.0% for the year from our 7.0% to 8.0% estimate at the end of the second quarter based upon the performance Roy’s has had year-to-date. We estimate average unit volumes for Bonefish Grill to be between flat and 1.0% for the year. This is a slight increase from our earlier estimate of flat for the year and is based on our most recent sales trends.

2005 Cost of Sales. As a result of menu price increases and more favorable commodity prices, particularly dairy and produce, we now expect cost of goods sold as a percentage of restaurant sales to decrease approximately 80 to 90 basis points for 2005 from 2004 amounts.

2005 Labor and Other Related Expenses. As a result of lowering the domestic Outback Steakhouse average unit volume expectations, we expect labor costs to be approximately 10 to 20 basis points higher in 2005 than in 2004.

2005 Restaurant Operating Expenses. Due to higher utility costs, lower domestic Outback Steakhouse average unit volumes and increases in fees charged by credit card companies, supply costs, rent and property taxes experienced during the first nine months of 2005, we now expect restaurant operating expenses to be approximately 60 to 70 basis points higher for the year.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

2005 Distribution Expense to Employee Partners. Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands. We expect distribution expense as a percentage of restaurant sales to be flat for the year primarily as a result of the lower domestic Outback Steakhouse average unit volumes.

We are now planning for the remainder of 2005 for all other expense ratio variances to be comparable to those experienced in and reported for the first nine months of 2005.

2006 Operating Results

The following Outlook information for anticipated financial results in 2006 may differ materially from actual results achieved and does not include the effects of adoption of SFAS No. 123R or of changes to the managing partner program that are currently being evaluated.

2006 Revenue. We plan to grow revenues in 2006 by opening additional restaurants and increasing comparable store sales in all brands. Our expansion plans are summarized in this section. Based upon current economic conditions, we are currently planning for average unit volumes for Outback Steakhouse to increase by approximately 1.0% to 1.5% during 2006 compared with 2005 because of traffic increases. We currently do not anticipate any price increases in 2006 for Outback Steakhouse. In addition, we are planning for average unit volumes for Carrabba’s Italian Grill to increase by approximately 2.5% to 3.0% resulting from anticipated price increases of 1.0% to 1.5% and traffic increases. We are also currently planning for average unit volumes to be flat for Fleming’s Prime Steakhouse, to increase approximately 2.0% to 2.5% for Roy’s and to increase approximately 1.0% to 1.5% for Bonefish Grill. We will also reevaluate menu pricing for our brands periodically and may change prices as economic and commodity conditions dictate.

2006 Cost of Sales. We anticipate cost of sales as a percentage of restaurant sales to decrease primarily as a result of the increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. We have not yet contracted our beef prices for 2006 but estimate beef costs will approximate those experienced in 2005. Although the total change in food cost is subject to several factors, such as the mix of new restaurants, commodity availability and usage and price fluctuations in commodities for which we do not have purchase contracts, the current expectation for the Company is for a decrease of approximately 10 to 20 basis points for the full year.

2006 Labor Costs. As more of the new format restaurants (primarily Roy’s and Fleming’s Prime Steakhouse) are opened, labor costs as a percentage of restaurant sales are expected to increase because the labor costs as a percentage of sales at the new restaurant formats run at a higher rate than at Outback Steakhouses and Carrabba’s Italian Grills. Additionally, minimum wage increases such as a $0.25 increase in Florida cause us to anticipate that labor costs as a percentage of restaurant sales will increase 20 to 30 basis points in 2006.

2006 Restaurant Operating Expenses. Restaurant operating expense is expected to increase 30 to 40 basis points as a result of the increase in the proportion of new format restaurants and international Outback Steakhouses in operation that have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills. Also, we are planning for increased utility costs, especially during the first half of 2006.

2006 Distribution Expense to Employee Partners. Distribution expense to employee partners is affected by the number of cash buyouts of managing partners’ interests in their restaurants, average unit volumes, ownership percentage levels of our employee partners and operating margins across the consolidated brands. We are currently planning for distribution expense as a percentage of restaurant sales to be flat to down 10 basis points in 2006 compared with 2005.

Outback Steakhouse, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK (continued)

2006 Employee Partner Stock Buyout Expense. The proportion of restaurants where the area operating partners’ interest is remaining to be purchased, the relative value of those interests, and the timing of buyouts all affect employee partner stock buyout expense. As a percentage of restaurant sales, we currently anticipate expenses recorded in 2006 associated with accrued buyouts of our area operating partners to remain consistent with those experienced in 2005.

2006 Depreciation and Amortization. We expect depreciation costs to be flat to up 10 basis points as a result of higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse. We estimate that capital expenditures for the development of new restaurants will be approximately $260,000,000 to $280,000,000 in 2006.

2006 General and Administrative Expenses. Currently, we expect that total general and administrative costs will decrease by approximately 30 to 40 basis points in 2006 compared with 2005. We expect to gain increased leverage from the growth of our new format restaurants and will avoid the one-time compensation costs associated with changes in senior management that occurred in 2005.

Expansion Strategy

Our goal is to add new restaurants to the system during the remainder of 2005 and in 2006. The following table presents a summary of the expected restaurant openings during:

	4th Quarter			Full Year
	2005			2006
Outback Steakhouses - Domestic
Company-owned	8	to	10	20	to	22
Franchised	0	to	1	0	to	2
Outback Steakhouses - International
Company-owned		1		18	to	20
Franchised	0	to	1	4	to	6
Carrabba’s Italian Grills
Company-owned	9	to	10	26	to	28
Bonefish Grills
Company-owned	11	to	12	33	to	35
Fleming’s Prime Steakhouse and Wine Bars
Company-owned		6		9	to	10
Cheeseburger in Paradise
Company-owned		8		18	to	20
Roy’s
Company-owned		1			2
Lee Roy Selmon’s
Company-owned		0			2
Paul Lee's Chinese Kitchen
Company-owned		0			1

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 30, 2005, outstanding borrowings under our revolving lines of credit bear interest at 50 to 90 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $93,000,000 outstanding balance under these lines at September 30, 2005 was 4.31%. At September 30, 2005, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $16,010,000 outstanding balance at September 30, 2005 was 0.72%. Notes payable of approximately $5,538,000 to Japanese banks bear interest at rates ranging from 0.85% to 0.86%. Notes payable of approximately $37,197,000 to Korean banks bear interest at rates ranging from 5.30% to 7.00% at September 30, 2005.

At September 30, 2005 and December 31, 2004, our total debt, including consolidated guaranteed debt, was approximately $196,577,000 and $144,869,000, respectively. Should interest rates based on our average borrowings of approximately $170,700,000 through September 30, 2005 increase by one percentage point, our estimated annual interest expense would increase by approximately $1,707,000 over amounts reported for the year ended December 31, 2004.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and Korean banks of approximately $21,548,000 and $37,197,000, respectively, at September 30, 2005 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $24,921,000 and $24,346,000 as of September 30, 2005 and December 31, 2004, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We appealed the verdict to the Indiana Court of Appeals.  On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts.  We petitioned the Court of Appeals for rehearing and rehearing was denied. We have filed a petition for review with the Indiana Supreme Court.

We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier, Fireman's Fund Insurance Company, has filed a declaratory judgment suit in the U.S. District Court, Southern District of Indiana claiming it was not notified of the case and is therefore not liable for its portion of the verdict. We do not believe the excess carrier’s case has any merit and we are vigorously defending this case. Activity in this case has been held in abeyance pending the decision of the appellate court in the Markley case. We have filed counter-claims against the excess carrier and cross-claims against the primary carrier and our third-party administrator. Our third-party administrator, Wachovia Insurance Services, Inc., has executed an indemnification agreement indemnifying us against any liability resulting from the failure to give notice to Fireman’s Fund Insurance Company.

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended September 30, 2005, we issued approximately 14,300 shares of our common stock at $44.67 per share to eight of our area operating partners for their interests in eight Outback Steakhouses and one Fleming’s Prime Steakhouse and Wine Bar. The aggregate value of shares issued was approximately $639,000. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended September 30, 2005:

Period	(a) Total number of shares purchased (1)	Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs (1)	(d) Maximum number of shares that may yet be purchased under the programs (2)
July 1, 2005 - July 31, 2005	-	$-	-	1,525,000
August 1, 2005 - August 31, 2005	300,000	44.74	300,000	1,658,000
September 1, 2005 - September 30, 2005	200,000	40.09	200,000	1,486,000
Total	500,000		500,000	1,486,000
____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter ended September 30, 2005.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through September 30, 2005, approximately 8,452,000 shares of our common stock have been issued as the result of stock option exercises. As of September 30, 2005, under these authorizations we have repurchased approximately 13,466,000 shares of our common stock for approximately $472,225,000.

Outback Steakhouse, Inc.
PART II: OTHER INFORMATION

Item 6. Exhibits

Number	Description

10.01
License Agreement amended effective September 20, 2005 by and among Outback Sports, LLC, OS Suites, LTD., OS Golf Marketing, LTD., Horne Tipps Trophy Suites, Inc., Horne Tipps Paradise Golf, LTD., Horne Tipps Holding Company, William E. Horne, James R. Tipps, Jr., Joseph L. Rousselle, Jr. and Craig Gonzales (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 23, 2005 and incorporated herein by reference)

10.02*
Officer Employment Agreement made and entered into effective October 18, 2005, for a term commencing November 1, 2005, by and among Dirk Montgomery and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.03*
Restricted Stock Agreement made and entered into by and between Outback Steakhouse, Inc. and Dirk Montgomery effective on the date of commencement of Grantee’s employment with the Company (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

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

Date: November 9, 2005	OUTBACK STEAKHOUSE, INC.

By: /s/ A. William Allen, III
A. William Allen, III Chief Executive Officer (Principal Executive Officer)

By: /s/ Joseph W. Hartnett
Joseph W. Hartnett Vice President - Corporate Accounting (Interim Principal Financial and Accounting Officer)