Form 10-K
period 2005-12-31
OUTBACK STEAKHOUSE INC
filed 2006-03-16
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005
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
COMMON STOCK, $.01 PAR VALUE.
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X] Accelerated Filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,029,479,318 based upon the last sales price reported for such date on the New York Stock Exchange.
As of March 13, 2006, the number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 75,286,330.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference in Part II of this report.
Portions of the Registrant’s Proxy Statement of Outback Steakhouse, Inc. (“the Proxy Statement”) for the Annual Meeting of Shareholders to be held on April 25, 2006 are incorporated by reference in Part III of this report.

OUTBACK STEAKHOUSE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

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

(iv)
Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants, ability to obtain appropriate real estate at acceptable prices; ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis; impact of government moratoriums or approval processes, which could result in significant delays; ability to obtain all necessary contractors and subcontractors; union activities such as picketing and hand billing that could delay construction; the ability to generate or borrow funds to develop new restaurants; the ability to negotiate suitable lease terms; and the ability to recruit and train skilled management and restaurant employees;

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

ITEM 1. BUSINESS

GENERAL

We were incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 we changed our name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with our initial public offering, upon which Outback Delaware became a holding company for Outback Florida. Unless the context requires otherwise, references to the “Company” mean Outback Delaware, our wholly owned subsidiaries and each of the limited partnerships and joint ventures controlled by us and our subsidiaries.

In April 1993, we purchased a 50% interest in the cash flows of two Carrabba’s Italian Grill restaurants located in Houston, Texas (the “Original Restaurants”), and entered into a 50-50 joint venture with the founders of Carrabba’s to develop additional Carrabba’s Italian Grill restaurants (“Carrabba’s”). Carrabba’s Italian Grill, Inc., a Florida corporation, was formed in January 1995. In January 1995, the founders obtained sole ownership of the Original Restaurants and we obtained sole ownership of the Carrabba’s concept and four restaurants in Florida. At that time, the original 50-50 joint venture continued to develop restaurants in the State of Texas. In March 2004, we purchased the founders’ interest in the nine existing Texas restaurants. We have the sole right to develop restaurants, and we continue to be obligated to pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba’s restaurants opened after 1994.

In May 1995, through our wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, we entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants. In May 2002, we purchased the 20% interest in Outback Steakhouse International, L.P. that we did not previously own.

In June 1999, we entered into an agreement with Roy Yamaguchi, the founder of Roy’s restaurants (“Roy’s”), through our wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, to develop and operate future Roy’s worldwide. Roy’s is an upscale casual restaurant featuring “Hawaiian Fusion” cuisine. There were two domestic Roy’s at December 31, 2005, in which we do not have an economic interest.

In October 1999, we purchased three Fleming’s Prime Steakhouse and Wine Bar (“Fleming’s”) restaurants through our wholly owned subsidiary, OS Prime, Inc., a Florida corporation. Fleming’s is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef as well as fresh seafood, pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. Through September 1, 2004, we had an agreement to develop and operate Fleming’s with our partners in the Outback/Fleming’s LLC (the “LLC,” which is a consolidated entity). In January 2003, we acquired two Fleming’s from the founders of Fleming’s pursuant to an asset purchase agreement dated October 1, 1999. In September 2004, we exercised our option to purchase an additional 39% interest in the LLC after the twentieth restaurant was opened and we now own a 90% interest in the LLC.

In 2000, through our wholly owned subsidiary, OS Southern, Inc., a Florida corporation, we opened one Lee Roy Selmon’s (“Selmon’s”) restaurant as a developmental format. The second Lee Roy Selmon’s opened in 2003, and the third opened in 2005.

In October 2001, we purchased the Bonefish Grill (“Bonefish”) restaurant operating system from the founders of Bonefish Grill, through our wholly owned subsidiary, Bonefish Grill, Inc., a Florida corporation. At the same time, we entered into an agreement to acquire an interest in three existing Bonefish Grill restaurants and to develop and operate additional Bonefish Grills. Bonefish is a mid-scale, casual seafood format that serves dinner only and features fresh oak-grilled fish, fresh seafood, as well as beef, pork, chicken, and pasta entrees. Under the terms of the Bonefish agreements, the Company purchased the ownership interest of one of the founders of Bonefish Grill subsequent to his death in January 2004.

 In August 2002, we opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant. It was opened as a developmental format through our wholly owned subsidiary, OS Tropical, Inc., a Florida corporation, and with our joint venture partner, Cheeseburger Holding Company, LLC. In July 2005, Cheeseburger Holding Company, LLC transferred to OS Tropical, Inc. its 40% interest in Cheeseburger in Paradise, LLC. OS Tropical, Inc. is now the sole owner of Cheeseburger in Paradise, LLC, the entity that owns and develops Cheeseburger in Paradise restaurants. In addition, the sublicense agreement between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC was amended and restated to change the royalty paid by Cheeseburger in Paradise, LLC from 2.0% to 4.5% of net sales. Since 2002, we have continued to open additional Cheeseburger in Paradise restaurants and have 27 locations as of December 31, 2005. Cheeseburger in Paradise features gourmet hamburgers and sandwiches, as well as retail merchandise inspired by Jimmy Buffett.

In September 2003, we entered into an agreement to develop and operate Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants through our wholly owned subsidiary, OS Cathay, Inc., a Florida corporation, and with our joint venture partner, PLCK Holdings, LLC. Paul Lee’s is a casual, suburban restaurant serving moderately priced traditional Chinese dishes. Two Paul Lee’s opened in 2004, and two opened in 2005. In January 2006, we committed to a plan to sell our interest in the Paul Lee’s Chinese Kitchen joint venture to our partner.

CONCEPTS AND STRATEGIES

Our restaurant system includes full-service restaurants with several types of ownership structures. At December 31, 2005, the system included restaurant formats and ownership structures as listed in the following table:

	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba’s Italian Grills	Bonefish Grills	Fleming’s Prime Steakhouses	Roy’s	Cheeseburger In Paradise	Paul Lee’s Chinese Kitchens	Lee Roy Selmon’s	Total

Company-owned	670	88	200	86	39	20	27	4	3	1,137
Development joint venture	1	13	-	-	-	-	-	-	-	14
Franchise	104	39	-	4	-	-	-	-	-	147
Total	775	140	200	90	39	20	27	4	3	1,298

Outback restaurants serve dinner only on weeknights; however, many locations also serve an “early dinner” (opening as early as noon, but using the same dinner menu) on one or both days of the weekend. Outback features a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta and also offers specialty appetizers, including the signature “Bloomin’ Onion,” desserts and full liquor service. Carrabba’s restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba’s also offers specialty appetizers, desserts, coffees and full liquor service. Fleming’s restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming’s also offers several specialty appetizers and desserts and a full service bar. The majority of Roy’s restaurants serve dinner only and feature a limited menu of “Hawaiian Fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy’s also offers several specialty appetizers, desserts and full liquor service. Selmon’s serves lunch and dinner and features “Southern Style” comfort food. Selmon’s also offers appetizers, desserts and full liquor service. Bonefish Grill serves dinner only and features a variety of fresh grilled fish complemented by a variety of sauces. Bonefish also offers specialty appetizers, desserts and full liquor service. Cheeseburger in Paradise serves dinner only on weeknights, is open for lunch and dinner on weekends and features gourmet hamburgers and sandwiches. Cheeseburger in Paradise also offers appetizers, desserts, full liquor service and retail merchandise inspired by Jimmy Buffett.

We believe that we differentiate our Outback Steakhouse, Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Lee Roy Selmon’s, Bonefish Grill and Cheeseburger in Paradise restaurants by:

—	emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

—	attracting a diverse mix of customers through casual and upscale dining atmospheres emphasizing highly attentive service;

—	hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase an interest in the cash flows of the restaurants they manage; and

—	limiting service to dinner only for the majority of our locations (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

Menu. The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve the quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine. Alcoholic beverages account for approximately 12.5% of domestic Outback Steakhouses’ revenues. The price range of appetizers is $2.79 to $8.99 and the price range of entrees is $6.99 to $26.99. The average check per person was approximately $18.00 to $20.00 during 2005. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children’s menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $22.99 to $29.99.

Casual Atmosphere. Outback Steakhouses feature a casual dining atmosphere with a decor suggestive of the rustic atmosphere of the Australian outback. The decor includes blond woods, large booths and tables and Australian memorabilia such as boomerangs, surfboards, maps and flags.

Restaurant Management and Employees. The general manager of each domestic Outback is required to purchase a 10% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers. In addition, since our restaurants are open primarily for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

OUTBACK STEAKHOUSE INTERNATIONAL:

Menu. Outback Steakhouse’s international restaurants have substantially the same core menu items as domestic Outback locations, although certain side items and other menu items are local in nature. Signature Outback items are available in all locations. Local menus are designed to have the same limited quantity of items and attention to quality as those in the United States. The prices that we charge in individual locations vary significantly depending on local demographics and related local costs involved in procuring product.

Casual Atmosphere. Outback International locations look very much like their domestic counterparts, although there is more diversity in certain restaurant layouts and sizes. They range in size from 3,500 to 7,000 square feet. Many tend to be multiple stories and some have customer parking underneath the restaurant.

Restaurant Management and Employees. The general manager of every unit is required to purchase a participation interest in the restaurant he or she manages and enter into an employment agreement. The amount and terms vary by country. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement.

CARRABBA’S ITALIAN GRILL:

Menu. The Carrabba’s Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 17% of Carrabba’s revenues. The price range of appetizers is $7.49 to $9.99 and the price of entrees is $9.49 to $20.99 with nightly specials ranging from $9.49 to $26.99. The average check per person was approximately $19.50 to $21.50 during 2005. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

Casual Atmosphere. Carrabba’s Italian Grills feature a casual dining atmosphere with a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos, authentic Italian pottery and cooking utensils.

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

BONEFISH GRILL:

Menu. The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees, several specialty appetizers and desserts. In addition to full bar service, Bonefish offers a specialty martini list. Alcoholic beverages account for approximately 26% of Bonefish’s revenue. The price range of entrees is $13.50 to $26.00. Appetizers range from $5.50 to $14.90. The average check per person was approximately $24.00 to $26.00 during 2005.

Casual Atmosphere. Bonefish offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables and distinctive artwork inspired by Florida’s natural coastal setting.

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

FLEMING’S PRIME STEAKHOUSE AND WINE BAR:

Menu. The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming’s offers a selection of over 100 quality wines available by the glass. Alcoholic beverages account for approximately 33% of Fleming’s revenue. The price range of entrees is $18.50 to $36.95. Appetizers generally range from $6.50 to $13.95 and side dishes range from $4.95 to $11.50. The average check per person was approximately $60.00 to $70.00 during 2005.

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

Restaurant Management and Employees. The general manager of each Fleming’s is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Fleming’s is required to purchase a 2% interest in the restaurant for $10,000 and is required to enter into a five-year employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers and chefs. In addition, since our restaurants are open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

ROY’S:

Menu. Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian Fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Alcoholic beverages account for approximately 28% of Roy’s revenue. In addition to full bar service, Roy’s offers a large selection of quality wines. The price range of entrees is $21.00 to $65.00. Appetizers range from $8.00 to $24.00. The average check per person was approximately $50.00 to $60.00 during 2005.

Upscale Casual Atmosphere. Roy’s offers an upscale casual dining experience, including spacious dining rooms, an expansive lounge area, a covered outdoor dining patio and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions.

Restaurant Management and Employees. The general manager of each Roy’s is required to purchase a 6% interest in the restaurant he or she manages for $25,000 and is required to enter into a five-year employment agreement. The chef of each Roy’s is required to purchase a 5% interest in the restaurant for $15,000 and is required to enter into a five-year employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers and chefs. In addition, since our restaurants are open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

CHEESEBURGER IN PARADISE:

Menu. The Cheeseburger in Paradise menu offers a signature cheeseburger, traditional American favorites, fresh fish dishes, and Caribbean and New Orleans style creations. Each Cheeseburger offers a Tiki Bar with an extensive drink menu, including a variety of frozen drinks, as well as live nightly entertainment. Alcoholic beverages account for approximately 30% of Cheeseburger’s revenue. The price range of entrees is $6.45 to $16.95. Appetizers range from $2.45 to $12.95. The average check per person was approximately $11.00 to $13.00 during 2005.

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

LEE ROY SELMON’S:

Menu. The Lee Roy Selmon’s menu features southern comfort cooking, including meatloaf, barbecue ribs, pork and chicken.  Selmon’s also offers desserts and a children’s menu.  Alcoholic beverages account for approximately 16% of Selmon’s revenue. The price range of entrees is $7.49 to $18.99. Appetizers range from $5.29 to $7.59.  The average check per person was approximately $16.00 to $18.00 during 2005.

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

EXPANSION STRATEGY

During the year ended December 31, 2005, we added 19 domestic Outback Steakhouses to our restaurant system as a result of the opening of 21 Company-owned restaurants and two franchise locations and the closing of three Company-owned restaurants and one franchise location. Also, we added 15 international Outback Steakhouses as a result of the opening of 20 Company-owned restaurants, two franchise locations and one development joint venture restaurant and the closing of one Company-owned restaurant and seven franchise locations. In addition, we added the following Company-owned restaurants to our restaurant system: 32 Carrabba’s Italian Grills, 27 Bonefish Grills, eight Fleming’s, 17 Cheeseburger in Paradise restaurants, one Lee Roy Selmon’s restaurant and two Paul Lee’s Chinese Kitchens. We expect to open 18 to 20 domestic Company-owned Outback Steakhouse restaurants in 2006, one to two domestic franchised restaurants and 22 to 26 international restaurants, of which 19 to 21 will be Company-owned and three to five will be franchised. In 2006, we expect to develop 26 to 28 Company-owned Carrabba’s restaurants, and we intend to add seven to eight Fleming’s Prime Steakhouse and Wine Bars, two to three Roy’s restaurants, 31 to 33 Bonefish Grills, 15 to 17 Cheeseburger in Paradise restaurants and three to five Lee Roy Selmon’s, all of which will be Company-owned.

The above statements regarding our expansion plans constitute forward-looking statements. We note that a variety of factors could cause the actual results and experience to differ materially from the anticipated results referred to above. Our development schedule for new restaurant openings is subject to a number of factors that could cause actual results to differ. Please see pages 16 thru 19 for a description of these risk factors.

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture funds their portion of the costs of new restaurants through a line of credit that we guarantee (see Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interest is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority interest.”

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

Site Selection. We currently lease approximately 70% of our restaurant sites. Our leased sites are generally located in strip shopping centers, however, we do build freestanding buildings on leased properties.  In the future, we expect to construct a significant number of freestanding restaurants on owned or leased sites.  We expect 55% to 65% of new restaurants to be freestanding locations, of which approximately 10% to 20% will be on owned property and 80% to 90% will be on leased property. We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted.

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

A typical Carrabba’s Italian Grill is approximately 6,500 square feet and features a dining room, pasta bar and a full service liquor bar. The dining area of a typical Carrabba’s Italian Grill consists of 40 to 45 tables and seats approximately 230 people. The liquor bar area includes six tables and seating capacity for approximately 60 people, and the pasta bar has seating capacity for approximately ten people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.

A typical Fleming’s Prime Steakhouse and Wine Bar is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full service liquor bar. The main dining area of a typical Fleming’s consists of approximately 35 tables and seats approximately 170 people while the private dining area seats an additional 30 people. The bar area includes six tables and bar seating with a capacity for approximately 35 people.

A typical Roy’s is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full service liquor bar. The main dining area of a typical Roy’s consists of approximately 41 tables and seats approximately 155 people while the private dining area seats an additional 50 people. The bar area includes six tables and bar seating with a capacity for approximately 35 people.

A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 37 tables and seats approximately 160 people. The bar area includes four tables and bar seating with a capacity for approximately 25 people.

A typical Cheeseburger in Paradise is approximately 6,800 square feet and features a dining room and full service Tiki bar. The dining area of a typical Cheeseburger consists of approximately 22 tables and seats approximately 95 people. The bar area includes 21 tables and bar seating with a capacity for approximately 116 people and also features live music. The covered, exterior patio consists of 12 tables and seats approximately 55 people. Appetizers and complete dinners are served in the bar and patio areas.

Lee Roy Selmon’s three locations range from 6,700 to 10,000 square feet and feature a dining room and full service liquor bar. The dining area of Lee Roy Selmon’s consists of approximately 30 to 46 tables and seats approximately 125 people. The bar area includes 16 to 18 tables and bar seating with a capacity for approximately 85 to 105 people.

RESTAURANT LOCATIONS

As of December 31, 2005, we had 1,298 system-wide restaurants (including a total of 775 domestic Outback Steakhouses, 140 international Outback Steakhouses, 200 Carrabba’s Italian Grills, 90 Bonefish Grills, 39 Fleming’s Prime Steakhouse and Wine Bars, 20 Roy’s, three Lee Roy Selmon’s, four Paul Lee’s Chinese Kitchens and 27 Cheeseburger in Paradise restaurants) in the 50 states and 21 international countries detailed below:

Company-Owned
Alabama	22	Kentucky	17	New Jersey	25	Utah	6
Arizona	32	Louisiana	18	New Mexico	6	Vermont	1
Arkansas	8	Maine	1	New York	38	Virginia	55
California	12	Maryland	36	North Carolina	55	Washington	2
Colorado	27	Massachusetts	22	North Dakota	1	West Virginia	8
Connecticut	8	Michigan	35	Ohio	46	Wisconsin	9
Delaware	2	Minnesota	10	Oklahoma	12	Wyoming	2
Florida	174	Mississippi	1	Pennsylvania	33
Georgia	48	Missouri	19	Rhode Island	2	Hong Kong	4
Hawaii	7	Montana	1	South Carolina	33	Japan	10
Illinois	28	Nebraska	7	South Dakota	2	South Korea	70
Indiana	30	Nevada	16	Tennessee	32	Philippines	2
Iowa	7	New Hampshire	4	Texas	79	Puerto Rico	2
Kansas	10

Franchise and Development Joint Venture
Alabama	1	Ohio	1	Bahamas	1	Malaysia	2
Alaska	1	Oregon	8	Brazil	12	Mexico	3
California	59	Pennsylvania	1	Canada	14	Philippines	1
Florida	1	South Carolina	1	China	2	Singapore	1
Idaho	5	Tennessee	4	Costa Rica	1	Taiwan	2
Mississippi	6	Washington	18	Dominican Republic	1	Thailand	1
Montana	2			Guam	1	United Kingdom	5
North Carolina	1	Australia	2	Indonesia	2	Venezuela	1

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 16 of Notes to Consolidated Financial Statements.

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba’s Italian Grill, Lee Roy Selmon’s, Cheeseburger in Paradise or Bonefish Grill consists of one general manager, one assistant manager and one kitchen manager. The management staff of a typical Fleming’s or Roy’s consists of one general manager, an executive chef and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company established operating standards.

Purchasing. Our management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. We and our franchisees purchase substantially all food and beverage products from authorized local or national suppliers, and we periodically make advance purchases of various inventory items to ensure adequate supply or obtain favorable pricing. We currently purchase substantially all of our beef from five suppliers, with whom we maintain good relationships.

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

Advertising and Marketing. We use radio and television advertising in selected markets for Outback, Carrabba’s and Bonefish where it is cost-effective. Historically, our goal was to develop a sufficient number of restaurants in each market we serve to permit the cost-effective use of radio and television advertising. Our upscale casual restaurants are less dependent on broadcast media and more dependent on site visibility and local marketing. We engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants.

GENERAL MANAGER AND AREA OPERATING PARTNER PROGRAMS

The general manager of each Company-owned domestic Outback, Carrabba’s, Bonefish, Selmon’s, and Cheeseburger restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company-owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company-owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required for Fleming’s to purchase a 2% interest and for Roy’s to purchase a 5% interest in the restaurant. We require each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback, Carrabba’s, Bonefish, Cheeseburger and Lee Roy Selmon’s and the 6% interest in Fleming’s and Roy’s has been fixed at $25,000, and the purchase price for chef partners ranges from $10,000 to $15,000, which may be refundable under certain conditions as defined in the employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. During the term of employment, each general manager is prohibited from selling or otherwise transferring his or her interest, and after the term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager is required to sell his or her interest to his or her employer or our general partners upon termination of employment on terms set forth in his or her employment agreement. Upon completion of each five-year term of employment, each managing partner and chef partner historically has been issued stock options with the number of options determined by a formula based on a multiple of the cash flows distributed from their interest. We intend to continue the general manager partner program. However, all new general manager and chef partner agreements entered into on and after March 1, 2006, will provide for participation in a new deferred compensation program, which will replace the issuance of stock options upon completion of each term of employment. General managers and chef partners will also be given the opportunity to amend their existing agreements to provide for participation in this deferred compensation program in lieu of issuance of stock options during a roll-out period in 2006.

Area operating partners are required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement. When area operating partner buyouts occur, they are completed primarily through cash and issuance of our common stock to the partner equivalent to the fair value of their interest.  We intend to continue the area operating partner program.

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

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than ours. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, local, regional, national or international economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs, energy costs, consumer perceptions of food safety and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year.  Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of the markets where we operate.  Quarterly results have been and will continue to be significantly affected by the timing of new restaurant openings and their associated pre-opening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2005, there were 104 domestic franchised Outback Steakhouses and 39 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3.0% to 4.0% of gross restaurant sales. In addition, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

At December 31, 2005, there were four domestic franchised Bonefish Grills. Each unaffiliated domestic franchisee paid an initial franchise fee of $50,000 for each restaurant and pays a continuing monthly royalty of 4.0% of gross restaurant sales. In addition, under the terms of the franchise agreement, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

There were no unaffiliated franchises of Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Cheeseburger in Paradise, Lee Roy Selmon’s, or Paul Lee’s Chinese Kitchen at December 31, 2005.

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

EMPLOYEES

We employ approximately 95,000 persons, approximately 575 of whom are corporate personnel employed by Outback Steakhouse, Inc. Approximately 4,100 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 575 corporate employees, approximately 85 are in management and 490 are administrative or office employees. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our Outback Steakhouse, Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Cheeseburger in Paradise, Bonefish Grill and Lee Roy Selmon’s service marks and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several other of our menu items, and the “No Rules. Just Right.,” “Aussie Mood. Awesome Food.” and other advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

GOVERNMENT REGULATION

Our restaurants are subject to various federal, state, local and international laws affecting our business as more fully described in this Form 10-K in Item 1A., Risk Factors.

AVAILABLE INFORMATION

We make available and free of charge through our website at www.outback.com copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information contained or incorporated by reference in this Form 10-K. The risks and uncertainties described below are not the only risks we face. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected.

Risks Associated With Our Expansion Plans May Have Adverse Consequences on Our Ability to Increase Revenues

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants.

A variety of factors could cause the actual results and experience of our expansion plans to differ from the anticipated results. Our development schedule for new restaurant openings is subject to a number of risks that could cause actual results to differ, including among other things:

(i)	Availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;

(ii)	The ability to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis;

(iii)	Impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;

(iv)	The ability to obtain all necessary contractors and sub-contractors;

(v)	Union activities such as picketing and hand billing which could delay construction;

(vi)	The ability to negotiate suitable lease terms;

(vii)	The ability to generate and borrow funds;

(viii)	The ability to recruit and train skilled management and restaurant employees;

(ix)	The ability to receive the premises from the landlord’s developer without any delays; and

(x)	Weather and acts of God beyond our control resulting in construction delays.

Additionally, some of our new restaurants may take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness and other factors. Another risk related to the opening of new restaurants in our existing markets is the possibility that new restaurants may attract customers of existing restaurants, thereby reducing the revenues of such existing restaurants.

Also, it is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants opened for less than two years may not be indicative of future operating results. Should enough of these new restaurants not meet targeted performance, it could have a material adverse effect on our operating results.

The development of newer concepts may not be as successful as our experience in the development of the Outback Steakhouse concept. Development rates for newer brands may differ significantly and there is increased risk in the development of a new restaurant system.

Competition for Customers, Real Estate, Employees, and Supplies May Affect Profit Margins

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than ours. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, nutritional and dietary trends, attitudes about alcohol consumption, local, regional, national or international economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased prices for food, marketing costs and effectiveness, labor and benefit costs, energy costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular. There is also active competition for management personnel as well as attractive suitable real estate sites.

Our Business is Subject to Seasonal Fluctuations

Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of the markets where we operate. Our quarterly results have been and will continue to be significantly affected by the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Our Ability to Comply with Government Regulation, and the Costs of Compliance, Could Affect Our Business

Our restaurants are subject to various federal, state, local and international laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

Approximately 15% of our restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations. Additionally, we may be subject in certain states to “dramshop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but cannot guarantee that this insurance will be adequate in the event we are found liable.

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and working conditions. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage or other changes in these laws could increase our labor costs.

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

We Face a Variety of Risks Associated With Doing Business in Foreign Markets

We have a significant number of company-owned and franchised Outback Steakhouse restaurants outside the United States and intend to continue our efforts to grow internationally. Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will occur.

Our foreign operations are subject to all of the same risks as our domestic restaurants, as well as a number of additional risk factors. These additional risk factors include, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source high-quality ingredients and other commodities in a cost-effective manner, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have direct investments in restaurants in South Korea, Hong Kong, Japan, the Philippines, Puerto Rico and Brazil, as well as international franchises in fifteen countries. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

Additionally, we are subject to governmental regulation throughout the world, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

Increased Commodity, Energy and other Costs Could Adversely Affect Our Business

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, chicken, seafood, butter, cheese and produce. Prices may be affected due to the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our profit margins.

The performance of our restaurants is also adversely affected by increases in the price of utilities on which the restaurants depend, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise.

Our business also incurs significant costs for and including among other things, insurance, labor, marketing, tax, real estate, borrowing and litigation, all of which could increase due to inflation, changes in laws, competition, or other events beyond our control.

Our ability to respond to increased costs by increasing menu prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.

Litigation Could Adversely Affect Our Business

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of restaurant companies have been subject to lawsuits alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. Plaintiffs may seek recovery of large amounts and the magnitude of potential loss may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. Adverse publicity resulting from litigation, regardless of the validity of any allegations, may adversely affect our business.

Unfavorable Publicity Could Harm Our Business

Our business could be negatively affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns. Regardless of the validity of any such allegations, unfavorable publicity relating to any number of restaurants or even a single restaurant could adversely affect public perception of the entire brand.

Additionally, unfavorable publicity towards a food product generally could negatively impact our business. For example, publicity regarding health concerns or outbreaks of disease in a food product, such as bovine spongiform encephalopathy (i.e., “mad cow” disease), could reduce demand for our menu offerings. These factors could have a material adverse affect on our business.

Conflict or Terrorism Could Negatively Affect Our Business

We cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on local, regional, national, or international economies or consumer confidence.

Statement on Inherent Limitations in Control Systems and Possibility of Misstatement

Our management does not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. Because of inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Infringement of Our Intellectual Property Could Harm Our Business

We regard our Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Cheeseburger in Paradise and Lee Roy Selmon’s service marks and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several other of our menu items, and the “No Rules. Just Right.,” “Aussie Mood. Awesome Food.” and other advertising slogans. We believe that our trademarks and service marks are valuable assets that are critical to our success. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and restaurant concepts and may adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 70% of our restaurant sites. In the future, we intend to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for one or more additional terms. All of our leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and a portion of lessors’ operating costs. See page 12 for a listing of restaurant locations.

As of December 31, 2005, we lease approximately 141,000 square feet of office space in Tampa, Florida, under a lease expiring in 2014. Our executive offices are located in approximately 129,000 square feet of that space, and we sublease the remaining 12,000 square feet.

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We appealed the verdict to the Indiana Court of Appeals.  On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts.  We petitioned the Court of Appeals for rehearing and rehearing was denied. We filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. That ruling means the Supreme Court has vacated the Court of Appeals’ decision and has accepted the case for review. As of the date of this filing, the Indiana Supreme Court has not rendered any decision on the merits of the case nor indicated when or how it might rule.

We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier, Fireman’s Fund Insurance Company, has filed a declaratory judgment suit in the U.S. District Court, Southern District of Indiana claiming it was not notified of the case and is therefore not liable for its portion of the verdict. We do not believe the excess carrier’s case has any merit and we are vigorously defending this case. Activity in this case has been held in abeyance pending resolution of appeals in the Markley case. We have filed counter-claims against the excess carrier and cross-claims against the primary carrier and our third-party administrator. Our third-party administrator, Wachovia Insurance Services, Inc., has executed an indemnification agreement indemnifying us against any liability resulting from the alleged failure to give notice to Fireman’s Fund Insurance Company.

In connection with our customary review of the results of our international operations, we recently discovered that employees of Aussie Chung Ltd., our 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, our Audit Committee engaged outside counsel to investigate the matter, and that investigation is substantially complete. Based on the results of the investigation to date, the payments, which were less than $75,000, may have violated the U.S. Foreign Corrupt Practices Act as well as South Korean law. The chief executive officer, chief operating officer and director of treasury of Aussie Chung have resigned as employees and from all offices they hold with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. The chief executive officer and the chief operating officer are minority owners of Aussie Chung. No other employees of Aussie Chung and no members of our management outside South Korea were implicated in the improper payments.

We have voluntarily reported this matter to the staff of the Securities and Exchange Commission and the U.S. Department of Justice. If the U.S. authorities determine that there has been a violation of the Foreign Corrupt Practices Act, they may seek to impose sanctions on us that may include injunctive relief, fines, penalties and modifications to our business practices. We could also face sanctions from South Korean authorities.

It is not possible at this time to predict whether the authorities will seek to impose sanctions on us, and if they do, what those sanctions might be. It is also not possible to predict how any U.S. or South Korean governmental investigation or resulting sanctions may impact our business in South Korea. Depending upon how these matters are resolved, our results of operations and prospects for growth in South Korea could be significantly impacted. In 2005, Aussie Chung had revenues and net income of $209,819,000 and $11,629,000, respectively, representing approximately 5.8% and 7.8% of the Company’s consolidated revenues and net income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OSI.” The following table sets forth, for the years ended December 31, 2005 and 2004, the high and low per share prices of our common stock as reported by the NYSE and the quarterly dividends declared:

	2005			2004
			DIVIDENDS			DIVIDENDS
	HIGH	LOW	DECLARED	HIGH	LOW	DECLARED
First Quarter	$47.75	$43.30	$0.13	$50.24	$42.26	$0.13
Second Quarter	46.35	40.34	0.13	50.55	40.50	0.13
Third Quarter	46.75	35.54	0.13	42.67	37.34	0.13
Fourth Quarter	42.03	34.45	0.13	45.92	38.06	0.13

As of March 13, 2006, there were 1,527 holders of record of our common stock.

Our Board of Directors declared our first quarterly dividend in October 2002 of $0.12 for each share of our common stock and has continued to declare quarterly dividends since that time. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements. At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $42,000,000, depending on the shares outstanding during the respective quarters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for additional discussion regarding our dividend payment.

See Item 12 in Part III of this report for certain information about common stock that may be issued under our equity compensation plans as of December 31, 2005.

Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended December 31, 2005, we issued approximately 27,000 shares of our common stock at $39.71 per share to nine of our area operating partners for their interests in six Outback Steakhouses, one Carrabba’s Italian Grill, one Fleming’s Prime Steakhouse and Wine Bar and one Roy’s restaurant.  The aggregate value of the shares was approximately $1,072,000.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act.

Effective as of November 1, 2005, we granted 100,000 shares of our restricted common stock to the Senior Vice President and Chief Financial Officer as an inducement grant in connection with his hiring. These shares were not issued under any existing stock plan. The aggregate value of shares issued was approximately $3,747,000. Under the terms of the grant, the 100,000 shares of restricted stock will vest as follows: on November 1, 2010, 50,000 shares, plus an additional 10,000 shares if the market capitalization of the Company exceeds $6,000,000,000; and on November 1, 2012, the balance of all remaining unvested shares. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the fourth quarter of the year ended December 31, 2005:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs (1)	(d) Maximum number of shares that may yet be purchased under the programs (2)
October 1, 2005 - October 31, 2005	175,000	$36.15	175,000	1,325,000
November 1, 2005 - November 30, 2005	280,000	39.32	280,000	1,198,000
December 1, 2005 - December 31, 2005	75,000	40.83	75,000	1,165,000
Total	530,000		530,000	1,165,000
____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter of our year ended December 31, 2005.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. During the period from the authorization date through December 31, 2005, approximately 8,661,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2005, under these authorizations we have repurchased approximately 13,996,000 shares of our common stock for approximately $492,622,000.

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

ANNUAL MEETING

The annual meeting of shareholders will be held on April 25, 2006 at 10:00 a.m. Eastern Daylight Time at the A la Carte Event Pavilion, 4050-B Dana Shores Drive, Tampa, Florida 33634.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operation, included in Item 7 of this report.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Statements of Income Data:
Revenues
Restaurant sales	$3,579,818	$3,183,297	$2,647,991	$2,276,599	$2,047,364
Other revenues	21,848	18,453	17,786	17,915	18,936
Total revenues	3,601,666	3,201,750	2,665,777	2,294,514	2,066,300
Costs and expenses
Cost of sales	1,307,899	1,193,262	983,362	856,951	806,849
Labor and other related (1)	926,485	811,922	666,532	568,875	503,389
Other restaurant operating	779,187	660,878	534,703	449,409	395,657
Depreciation and amortization	127,198	104,310	84,876	73,294	64,831
General and administrative (1)	197,135	174,047	138,063	119,242	105,121
Hurricane property losses	3,101	3,024	-	-	-
Provision for impaired assets and restaurant closings	26,995	2,394	5,319	5,281	4,558
Contribution for "Dine Out for Hurricane Relief"	1,000	1,607	-	-	-
Contribution for “Dine Out for America”	-	-	-	-	7,000
Income from operations of unconsolidated affiliates	(1,479)	(1,725)	(5,996)	(5,881)	(4,219)
Total costs and expenses	3,367,521	2,949,719	2,406,859	2,067,171	1,883,186
Income from operations	234,145	252,031	258,918	227,343	183,114
Other income (expense), net	(2,070)	(2,104)	(1,100)	(3,322)	(2,287)
Interest income	2,087	1,349	1,479	2,529	3,364
Interest expense	(6,848)	(3,629)	(1,810)	(1,317)	(926)
Income before provision for income taxes and
elimination of minority interest	227,314	247,647	257,487	225,233	183,265
Provision for income taxes	76,418	82,175	87,700	78,838	65,551
Income before elimination of minority interest	150,896	165,472	169,787	146,395	117,714
Elimination of minority interest	1,295	9,415	2,532	(1,580)	(4,596)
Income before cumulative effect of a change in accounting principle	149,601	156,057	167,255	147,975	122,310
Cumulative effect of a change in accounting principle (net of taxes) (2)	-	-	-	(740)	-
Net income	$149,601	$156,057	$167,255	$147,235	$122,310

(CONTINUED...)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$2.02	$2.11	$2.22	$1.93	$1.60
Cumulative effect of a change in accounting principle (net of taxes) (2)	-	-	-	(0.01)	-
Net income	$2.02	$2.11	$2.22	$1.92	$1.60

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$1.95	$2.01	$2.13	$1.87	$1.56
Cumulative effect of a change in accounting principle (net of taxes) (2)	-	-	-	(0.01)	-
Net income	$1.95	$2.01	$2.13	$1.86	$1.56

Basic weighted average number of common shares outstanding	73,952	74,117	75,256	76,734	76,632
Diluted weighted average number of common shares outstanding	76,541	77,549	78,393	79,312	78,349
Balance Sheet Data:
Working capital (deficit)	$(211,487)	$(148,303)	$(81,919)	$44,409	$26,413
Total assets	1,964,856	1,708,031	1,474,118	1,352,286	1,200,469
Long-term debt	90,623	59,900	9,550	14,436	13,830
Minority interest in consolidated entities	45,573	48,905	58,126	42,285	42,801
Stockholders' equity	1,188,566	1,088,402	1,005,224	956,188	852,847
Cash dividends per common share	$0.52	$0.52	$0.49	$0.12	$-
__________________
(1)	Includes distribution expense to employee partners and partner stock buyout expense, which were historically reported on separate lines in the Consolidated Statements of Income.
(2)
In 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and in accordance with the transitional impairment provision of SFAS No. 142, we recorded the cumulative effect of a change in accounting principle of $740,000, net of taxes of approximately $446,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, nearly 1,300 system-wide restaurants and 2005 annual revenues for Company-owned stores exceeding $3.6 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a store, such as natural gas or other energy supplies. Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiatives to drive increased sales at existing stores in order to raise margins and profits, because the incremental sales contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a store is very high. We are not a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

Promotion of our Outback Steakhouse and Carrabba’s Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands. We do not attempt to lure customers with discounts, as is common to many restaurants in the casual dining industry. Our advertising spending is targeted to promote and maintain brand image and develop consumer awareness. We strive to drive sales through excellence in execution rather than through discounting and other short-lived marketing efforts. Our marketing strategy of getting people to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW (CONTINUED)

Our 2005 financial results included:

-	Growth of consolidated revenues by 12.5% to $3.6 billion;
-	Decline in net income by 4.1% to $149.6 million, primarily resulting from provisions for impaired assets and restaurant closings of $26,995,000 in 2005 compared to $2,394,000 in 2004; and
-	123 new unit openings across all brands.

Sales increases were driven by new unit openings. Our strategy in the past year included expansion of Carrabba’s Italian Grill and several of our newer concepts, particularly Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Cheeseburger in Paradise. Our international Outback Steakhouse operations continued to grow profits, which was the result of targeted attempts to translate our brand into local consumer preferences, primarily in the Asian markets. South Korea has been our largest and most profitable international operation.

In 2005, our results were affected by the growth of our newer brands. As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics. Labor and related expenses are higher at our new format stores than have typically been experienced at Outback Steakhouses. However, cost of sales at those stores is lower than those at Outback. These trends are expected to continue with our planned development of stores in 2006.

We made progress in 2005 on our strategy to improve portfolio returns by increasing the profit contribution at Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar and Bonefish Grill compared to the prior year. It was also a year in which we made the decision to exit the Paul Lee’s Chinese Kitchen business and slow development of Cheeseburger in Paradise in order to allow time to improve that concept’s operating model during 2006. In 2005, after $1,992,000 of provisions for impaired assets and restaurant closings and $13,017,000 of pre-opening expenses, Carrabba’s, Fleming’s and Bonefish comprised approximately $58,667,000 of total income from operations of $234,145,000.

Our industry’s challenges and risks include, but are not limited to, the impact of government regulation, the availability of employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing.  Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. Changes in our operations may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

At December 31, 2005, the Outback Steakhouse, Inc. restaurant system included the following:

	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba’s Italian Grills	Bonefish Grills	Fleming’s Prime Steakhouses	Roy’s	Cheeseburger In Paradise	Paul Lee’s Chinese Kitchens	Lee Roy Selmon’s	Total

Company-owned	670	88	200	86	39	20	27	4	3	1,137
Development joint venture	1	13	-	-	-	-	-	-	-	14
Franchise	104	39	-	4	-	-	-	-	-	147
Total	775	140	200	90	39	20	27	4	3	1,298

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the line of credit, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture funds their portion of the costs of new restaurants through a line of credit that we guarantee (see Liquidity and Capital Resources). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority interest.”

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following tables set forth, for the periods indicated: (i) the percentages which the items in our Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Revenues
Restaurant sales	99.4%	99.4%	99.3%
Other revenues	0.6	0.6	0.7
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.5	37.5	37.1
Labor and other related (1) (2)	25.9	25.5	25.2
Other restaurant operating (1)	21.8	20.8	20.2
Depreciation and amortization	3.5	3.3	3.2
General and administrative (2)	5.5	5.4	5.2
Hurricane property losses	0.1	0.1	-
Provision for impaired assets and restaurant closings	0.7	0.1	0.2
Contribution for "Dine Out for Hurricane Relief"	*	0.1	-
Income from operations of unconsolidated affiliates	(* )	(0.1)	(0.2)
Total costs and expenses	93.5	92.1	90.3
Income from operations	6.5	7.9	9.7
Other income (expense), net	(0.1)	(0.1)	(* )
Interest income	0.1	*	0.1
Interest expense	(0.2)	(0.1)	(0.1)
Income before provision for income taxes and
elimination of minority interest	6.3	7.7	9.7
Provision for income taxes	2.1	2.5	3.3
Income before elimination of minority interest	4.2	5.2	6.4
Elimination of minority interest	*	0.3	0.1
Net income	4.2%	4.9%	6.3%
__________________
(1)	As a percentage of restaurant sales.
(2)	Includes distribution expense to employee partners and partner stock buyout expense, which were historically reported on separate lines in the Consolidated Statements of Income.
*      Less than 1/10 of one percent of total revenues

Management’s Discussion and Analysis of Financial Condition and Results of Operation

System-wide sales grew by 11.9% in 2005 and by 13.7% in 2004. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and development joint ventures, are provided in the following tables:
	YEARS ENDED DECEMBER 31,
	2005	2004	2003
OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$2,237	$2,198	$2,028
International	248	174	107
Total	2,485	2,372	2,135
Carrabba's Italian Grills	580	483	313
Bonefish Grills	224	130	62
Fleming's Prime Steakhouse and Wine Bars	150	109	76
Other restaurants	141	89	62
Total Company-owned restaurant sales	$3,580	$3,183	$2,648

The following information presents sales for franchised and unconsolidated development joint venture restaurants. These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total income. Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percentage of sales. Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of Outback Steakhouse, Inc., and are presented only as an indicator of the changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$362	$341	$361
International	113	97	83
Total	475	438	444
Carrabba's Italian Grills	-	-	86
Bonefish Grills	11	11	11
Other restaurants	-	-	5
Total franchise and development joint venture sales (1)	$486	$449	$546
Income from franchise and development joint ventures (2)	$20	$16	$22
__________________
(1)	Franchise and development joint venture sales are not included in Company revenues as reported in the Consolidated Statements of Income.
(2)	Represents the franchise royalty and portion of total income included in the Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

	DECEMBER 31,
	2005	2004		2003
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	670	652	(1)	622
Company-owned - international	88	69		51
Franchised and development joint venture - domestic	105	104	(1)	101
Franchised and development joint venture - international	52	56		51
Total	915	881		825
Carrabba's Italian Grills
Company-owned	200	168	(1)	119
Development joint venture	-	-	(1)	29
Total	200	168		148
Bonefish Grills
Company-owned	86	59	(1)	32
Franchised and development joint venture	4	4	(1)	5
Total	90	63		37
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	39	31		23
Roy’s
Company-owned	20	18	(1)	17
Development joint venture	-	-	(1)	1
Total	20	18		18
Cheeseburger in Paradise
Company-owned	27	10		2
Paul Lee's Chinese Kitchens
Company-owned	4	2		-
Lee Roy Selmon’s
Company-owned	3	2		2
System-wide total	1,298	1,175		1,055
__________________
(1)
Two Outback Steakhouses, 29 Carrabba’s Italian Grills, one Bonefish Grill and one Roy’s were included in Company-owned stores as a result of adoption of revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” in January 2004. Additionally, the 36% minority ownership interests of our partners in nine of the newly consolidated Carrabba’s were acquired in March 2004.

None of our individual brands are considered separate reportable segments for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 131; however, differences in certain operating ratios are discussed in this section to enhance the financial statement users’ understanding of our results of operations and our changes in financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

REVENUES

Restaurant sales. Restaurant sales increased by 12.5% in 2005 as compared with 2004 and by 20.2% in 2004 as compared with 2003. In addition to increases in sales at existing restaurants, the 2005 increase in restaurant sales was attributable to additional revenues of approximately $190,619,000 from the opening of new restaurants after December 31, 2004.  In addition to increases in sales at existing restaurants, the 2004 increase in restaurant sales was partially attributable to the following: additional revenues of approximately $150,038,000 from the opening of new restaurants after December 31, 2003; an increase of approximately $81,280,000 resulting from the consolidation of 33 joint venture stores due to implementation of FIN 46R effective January 1, 2004 (see Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report); and revenues of approximately $19,563,000 from the acquisition of minority partner interests in certain Carrabba’s Italian Grills in March 2004. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Average unit volumes for restaurants opened for one year or more (in thousands):
Outback Steakhouses	$3,425	$3,465	$3,375
Carrabba's Italian Grills	3,264	3,108	3,103
Bonefish Grills	3,216	3,220	3,124
Fleming's Prime Steakhouse and Wine Bars	4,911	4,783	3,893
Roy's	3,646	3,496	3,157
Average unit volumes for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$2,902	$3,179	$3,212
Carrabba's Italian Grills	2,775	2,939	2,964
Bonefish Grills	2,984	2,965	3,022
Fleming's Prime Steakhouse and Wine Bars	3,763	3,492	3,995
Roy's	5,685	3,414	3,195
Operating weeks:
Outback Steakhouses	34,313	33,304	31,058
Carrabba's Italian Grills	9,538	8,228	5,327
Bonefish Grills	3,783	2,234	1,070
Fleming's Prime Steakhouse and Wine Bars	1,725	1,302	1,010
Roy's	998	941	826
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	4.0%	2.4%	0.8%
Carrabba's Italian Grills	2.4%	1.5%	0.9%
Bonefish Grills	3.0%	3.0%	0.3%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.8%	2.7%	1.9%
Carrabba's Italian Grills	6.0%	3.3%	1.8%
Bonefish Grills	4.3%	7.5%	2.0%
Fleming's Prime Steakhouse and Wine Bars	11.5%	17.1%	12.7%
Roy's	5.0%	11.5%	10.0%
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming’s and Roy’s as a significant portion of their sales come from specials, which fluctuate daily.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $3,395,000 to $21,848,000 in 2005 as compared with $18,453,000 in 2004. This increase resulted primarily from higher franchise fees and royalties from stores operated as franchises during 2005 as compared to 2004. Other revenues increased by $667,000 to $18,453,000 in 2004 as compared with $17,786,000 in 2003. Although we purchased 19 domestic Outback Steakhouse franchised restaurants in the second half of 2003 which resulted in a decline in franchise fee revenue (we now record 100% of the restaurants’ revenues as Company-owned restaurants), increased royalties from international franchisees offset the decline.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 1.0% of restaurant sales to 36.5% in 2005 as compared with 37.5% in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and chicken during the period were partially offset by decreases in certain dairy and produce costs, particularly butter, cheese, onions and potatoes. Cost of sales increased by 0.4% of restaurant sales to 37.5% in 2004 as compared with 37.1% in 2003. The increase was attributable to commodity cost increases for beef, butter and tomatoes. This increase was partially offset by an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners. Labor and other related expenses increased by 0.4% of restaurant sales to 25.9% in 2005 as compared with 25.5% in 2004. The increase was attributable to a minimum wage increase in New York, Illinois and Florida, restricted stock expense for managing partners and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills. Labor and other related expenses increased by 0.3% of restaurant sales to 25.5% in 2004 as compared with 25.2% in 2003. The increase was principally driven by increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, higher state unemployment taxes and increased health insurance costs and was partially offset by leveraging higher average unit volumes.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other operating expenses as a percentage of restaurant sales increased by 1.0% to 21.8% in 2005 as compared with 20.8% in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs, increased advertising expenses and increased expenditures for other supplies. Other operating expenses as a percentage of restaurant sales increased by 0.6% to 20.8% in 2004 as compared with 20.2% in 2003. The increase was attributable to liability insurance costs from dramshop case reserves, additional advertising expenses, higher utility costs and higher occupancy costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Depreciation and amortization. Depreciation and amortization costs as a percentage of total revenues increased 0.2% to 3.5% in 2005 compared with 3.3% in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the year, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.  Depreciation and amortization costs as a percentage of total revenues increased 0.1% to 3.3% in 2004 compared with 3.2% in 2003. This increase resulted from higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative expenses increased by $23,088,000 to $197,135,000 in 2005 as compared with $174,047,000 in 2004. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from approximately $2,100,000 in compensation expense recognized in the first quarter of 2005 associated with our new Chief Executive Officer, approximately $2,373,000 of compensation expense for restricted stock benefits for certain members of senior management, approximately $1,000,000 in administrative costs for the Paul Lee’s Chinese Kitchen operations and carrying costs of approximately $2,840,000 associated with the acquisition of designation rights from Chi-Chi’s in 2004. These increases were partially offset by a reduction of $3,200,000 in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005. General and administrative expenses increased by $35,984,000 to $174,047,000 in 2004 as compared with $138,063,000 in 2003. The increase resulted from carrying costs of approximately $1,265,000 on the acquired Chi-Chi’s properties, higher legal fees, consulting fees paid for supply chain management projects of approximately $3,865,000 and more government relation costs spent to fight the proposed wage and health insurance increases in Florida and California. Finally, there were increased training labor costs for managers as a result of delayed or cancelled restaurant openings.

Hurricane property losses. During 2005, hurricanes caused property losses of $3,101,000. During August and September 2004, four hurricanes caused property losses of $3,024,000, which included $1,300,000 from the destruction of the Outback Steakhouse restaurant in the Cayman Islands. We have decided not to reopen this location.

Provision for impaired assets and restaurant closings. During 2005, we recorded a provision for impaired assets and restaurant closings of approximately $26,995,000, which included approximately $7,581,000 for an impairment charge against the deferred license fee related to certain non-restaurant operations, approximately $14,975,000 for an impairment charge for intangible and other asset impairments related to the planned sale of Paul Lee’s Chinese Kitchen, approximately $1,992,000 for the impairment of two Bonefish Grill restaurants in Washington, approximately $816,000 for the impairment of two domestic Outback Steakhouse restaurants and approximately $1,631,000 for the closing of five domestic Outback Steakhouse restaurants. Two of these Outback restaurants closed during 2005, and the other three have closed or will close in 2006.

During 2004, we recorded a provision for impaired assets and restaurant closings of approximately $2,394,000, which included approximately $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan (which includes $812,000 of goodwill written off for this location), and $86,000 for one Carrabba’s Italian Grill restaurant closing. During 2003, we recorded a provision for impaired assets and restaurant closings of approximately $5,319,000, which included approximately $1,200,000 for one Outback Steakhouse restaurant closing in Puerto Rico, and approximately $1,944,000 for one Fleming’s Prime Steakhouse and Wine Bar closing in Dallas. The remainder of the provision was for the reduction in carrying value of five domestic Outback Steakhouses. The restaurant closing provision primarily consisted of the write down of the Dallas building and the write off of leasehold improvements and furniture and fixtures as well as expenses to terminate the Puerto Rico restaurant’s property lease.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Contribution for “Dine Out for Hurricane Relief.” This line item represents our $1,000,000 contribution for “Dine for America,” a fundraising effort in October 2005 to provide support to the victims of hurricanes and also our 2004 contribution of 100% of sales proceeds of $1,607,000 from one day’s sales in the state of Florida for hurricane relief after four storms damaged Florida in a very short period of time last year.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $246,000 to $1,479,000 in 2005 as compared with $1,725,000 in 2004. This decrease was attributable primarily to a write-down in the second quarter of 2005 of approximately $574,000 of an Outback Steakhouse operated as a joint venture in Pennsylvania. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. Additionally, this decrease was attributable to the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil. The cumulative decrease was partially offset by continued improvement in our Brazilian joint venture. Income from development joint ventures was $1,725,000 in 2004 as compared to $5,996,000 in 2003. This decrease was attributable to the consolidation of 29 Carrabba’s restaurants in January 2004.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provisions for impaired assets and restaurant closings, and the 2005 and 2004 “Dine Out for Hurricane Relief” contributions, income from operations decreased by $17,886,000 to $234,145,000 in 2005 as compared to $252,031,000 in 2004 and decreased by $6,887,000 to $252,031,000 in 2004 as compared to $258,918,000 in 2003.

Other income (expense), net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other expense was $2,070,000 in 2005 compared with net other expense of $2,104,000 in 2004 and $1,100,000 in 2003. The increase in net other expense in 2004 resulted from recognition of a gain in the cash surrender value of certain life insurance policies of approximately $889,000 in 2003, which did not recur in 2004.

Interest income. Interest income was $2,087,000 in 2005 as compared with interest income of $1,349,000 in 2004. Interest income increased due to higher interest rates on short-term investment balances during 2005 compared with 2004. Interest income was $1,349,000 in 2004 as compared with interest income of $1,479,000 in 2003. Interest income decreased due to lower short-term investment balances during 2004 compared with 2003. Also, the year-to-year changes in interest income resulted from the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46R. Interest income from notes receivable held by this entity included in our Consolidated Statements of Income for the years ended December 31, 2005 and 2004 was approximately $1,131,000 and $583,000, respectively.

Interest expense. Interest expense was $6,848,000 in 2005 as compared with interest expense of $3,629,000 in 2004 and interest expense of $1,810,000 in 2003. The increase in interest expense is due to higher average debt balances. Additionally, the increase in interest expense was partially attributable to the consolidation of a limited liability company owned by our California franchisee effective January 1, 2004 upon adoption of FIN 46R. Interest expense included in our Consolidated Statements of Income for the years ended December 31, 2005 and 2004 included approximately $1,131,000 and $590,000, respectively, of expense from outstanding borrowings on the line of credit held by this entity. Finally, the year-to-year changes in interest expense also resulted from changes in short-term interest rates and changes in borrowing needs as funds were needed to finance the 2004 Fleming’s buy-out, the 2004 Chi-Chi’s restaurant acquisition, the construction of new restaurants and fluctuations in interest rates on our lines of credit.

Provision for income taxes. The provision for income taxes in all three years presented reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 33.6% in 2005, 33.2% in 2004 and 34.1% in 2003. The overall decrease in the effective tax rate resulted from an increase in FICA tax credits for employee-reported tips as a percentage of pre-tax income.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Elimination of minority interest. The allocation of minority owners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests in certain other restaurants in which we have a controlling interest. As a percentage of revenues, the income allocations were less than 0.1% in 2005 compared with 0.3% in 2004 and 0.1% in 2003. The decrease in the ratio from 2004 to 2005 is due to the charge for intangible and other asset impairments related to the sale of Paul Lee’s Chinese Kitchen. The increase in the ratio from 2003 to 2004 is the result of improvement in the performance of our joint ventures in new format restaurants.

Net income and earnings per common share. Net income for 2005 was $149,601,000, a decrease of 4.1% over net income of $156,057,000 in 2004. Basic earnings per common share decreased to $2.02 for 2005 from basic earnings per common share of $2.11 in 2004, and basic weighted shares outstanding decreased by approximately 165,000 shares during 2005. Diluted earnings per common share decreased to $1.95 for 2005 from diluted earnings per common share of $2.01 in 2004, and diluted weighted shares outstanding decreased by approximately 1,008,000 shares during 2005. The decrease in both basic and diluted weighted shares outstanding in 2005 compared with 2004 was primarily due to the purchase of treasury shares during 2005 partially offset by the issuance of shares for stock option exercises.

Net income for 2004 was $156,057,000, a decrease of 6.7% over net income of $167,255,000 in 2003. Basic earnings per common share decreased to $2.11 for 2004 from basic earnings per common share of $2.22 in 2003, and basic weighted shares outstanding decreased by approximately 1,139,000 shares during 2004. Diluted earnings per common share decreased to $2.01 for 2004 from diluted earnings per common share of $2.13 in 2003, and diluted weighted shares outstanding decreased by approximately 844,000 shares during 2004. The decrease in both basic and diluted weighted shares outstanding in 2004 compared with 2003 was primarily due to the purchase of treasury shares during 2004 partially offset by the issuance of shares for stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net cash provided by operating activities	$372,227	$322,265	$269,082
Net cash used in investing activities	(323,289)	(290,860)	(230,061)
Net cash used in financing activities	(52,039)	(46,320)	(123,707)
Net decrease in cash and cash equivalents	$(3,101)	$(14,915)	$(84,686)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled $327,862,000, $254,871,000 and $194,754,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective. As of December 31, 2005, there were approximately 313 domestic restaurants and two international restaurants developed on land which was owned by us.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2005 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(178,991)	$(357,982)	$(536,973)
Decrease in cash provided by operating activities	(33,740)	(67,479)	(101,219)

The estimates above are based on the assumption that earnings before income taxes, depreciation and amortization decrease approximately $0.29 for every $1.00 decrease in restaurant sales. These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company-owned restaurants internationally in Puerto Rico, South Korea, Hong Kong and Japan.

During September 2003, we formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants, which is included in our Consolidated Financial Statements. Under the terms of the agreement, we committed to the first $10,000,000 of future development costs to open the first five restaurants, all of which had been expended as of March 31, 2005. In January 2006, we committed to a plan to sell our interest in the Paul Lee’s Chinese Kitchen joint venture to our partner.

On August 3, 2004, we were approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. Our objective in acquiring these rights was to have access to restaurant sites for conversion to one of our own concepts under our current expansion plans. The original 76 properties included 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases. The properties included any real property, furniture, fixtures and equipment and liquor licenses. The designation rights allowed us to transfer properties to ourselves, to transfer properties to others or to require Chi-Chi’s to retain properties. The purchase price for the designation rights was $42,500,000. We were responsible for paying the carrying costs on each of the properties from the closing date until the date the property was designated for transfer.

In October 2004, we received $1,100,000 from Chi-Chi’s when it exercised the right to exclude one property from the designation rights listing, which reduced our total purchase price for the remaining 75 properties. Additionally, in October 2004, we completed an assignment to a third party of our designation rights for 25 properties in exchange for $9,975,000. The third party paid the carrying costs on these properties from the closing date until the property was designated for transfer. We required Chi-Chi’s to retain 18 properties, leaving 32 properties to which we had rights as of June 30, 2005. In July 2005, we executed our option on the 10 remaining sale-leaseback properties with reversion rights and purchase options for approximately $1,400,000, and in August 2005, we sold two of the properties with owned land and building. Thus, the remaining properties include 20 properties with owned land and building, eight ground leases and two leases, all of which were designated by September 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In January 2005, we executed a lease termination agreement whereby we will receive $6,000,000 upon vacating a premises currently occupied by a Company-owned Outback Steakhouse. The termination date will be the later of May 1, 2006 or 30 days following receipt of the payment. We will record a gain upon disposal of this restaurant, which will be recorded when the cash is received by us and we have fulfilled our obligations under the agreement.

On October 11, 2005 we executed a sale agreement for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse is currently operated. Pursuant to the agreement if the sale proceeds after the inspection and title and survey contingency periods, we will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and will be provided space in a new development to operate an Outback Steakhouse. The purchaser will pay us an additional $5,000,000 if plans for the new restaurant are not agreed upon prior to the closing date.

On October 26, 2005, our Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase closed in December 2005. We intend to sell approximately 42 acres of this property and keep three sites for restaurant development.

In the first quarter of 2006, we will implement changes to our general manager partner program (which is described more fully in this Form 10-K in Part I, Item 1) that will be effective for all new general manager partner employment agreements signed after March 1, 2006. Additionally, all managing partners currently under contract will be given an opportunity to elect participation in the new plan. Upon completion of each five-year term of employment, the managing partner will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. We will require the use of capital to fund this new Partner Equity Plan as each general managing partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the first two years of the plan. Future funding requirements could vary significantly depending on timing of managing partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

CREDIT FACILITIES

Effective April 27, 2004, we replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 4.39% to 4.69% at December 31, 2005). At December 31, 2005, the unused portion of the line of credit was $77,000,000. Subsequent to December 31, 2005, the Company amended this line of credit as discussed below.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At December 31, 2005, we were in compliance with these debt covenants.

We also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. On April 28, 2005, we amended this $20,000,000 line of credit to a maximum borrowing of $30,000,000. The new line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At December 31, 2005 and 2004, approximately $20,072,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants. The remaining $9,928,000 at December 31, 2005 was available. However, subsequent to year end, approximately $5,000,000 of additional letters of credit was committed against the line, and we amended this line of credit as discussed below.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

CREDIT FACILITIES (CONTINUED)

Effective March 10, 2006, we amended the $150,000,000 uncollateralized revolving credit facility that was scheduled to mature in June 2007 with a revised maximum borrowing of $225,000,000 and extended the maturity date to June 2011.  The amended revolving line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180 day LIBOR rate.

We also amended the $30,000,000 line of credit that was scheduled to mature in June 2007 with a revised maximum borrowing of $40,000,000.  The amended line of credit matures in June 2011 and permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letters of credit.

As of December 31, 2005, we had approximately $8,424,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 4.95% to 6.06% and from 5.45% to 7.00% at December 31, 2005 and 2004, respectively, to finance development of our restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of December 31, 2005 maturing at dates ranging from January 2006 to January 2007. As of December 31, 2005 and 2004, the outstanding balance was approximately $46,670,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At December 31, 2005 and 2004, collateralized notes totaled approximately $34,326,000 and $25,346,000, respectively. We have been pre-approved by these banks for additional borrowings of approximately $4,826,000 and $1,078,000 at December 31, 2005 and 2004, respectively.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,100,000 and $3,600,000 at December 31, 2005 and 2004, respectively, and bear interest at 0.86% and at rates ranging from 0.95% to 0.96% at December 31, 2005 and 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of December 31, 2005 maturing in September 2006. As of December 31, 2005 and 2004, outstanding balances totaled approximately $5,085,000 and $5,769,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of December 31, 2005 and 2004, Outback Japan had borrowed approximately $9,043,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of December 31, 2005 maturing from February 2006 to June 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2005, we were in compliance with all of the debt covenants.

Effective March 10, 2006, Outback Japan amended its $10,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new maturity date in June 2011.  The amended revolving line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of December 31, 2005 and 2004, Outback Japan had borrowed approximately $5,593,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of December 31, 2005 maturing from January 2006 to February 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2005, we were in compliance with all of the debt covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.  We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At December 31, 2005 and 2004, the outstanding balance on the line of credit was approximately $31,283,000 and $30,343,000, respectively, and is included in our Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow, or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur requiring us to perform under the guarantee obligation, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement and include our covenant commitments under existing lines of credit.  We are not the primary obligor on the line of credit, and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through December 31, 2005, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding consolidated total debt balances increased by more than $27,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 3.0%. If either of these events occurred, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by 0.175% based on terms of the agreement outstanding as of December 31, 2005. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding consolidated total debt balances, as described in the line of credit agreement, increased by more than $349,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 35.3%; or (iii) our net worth decreased approximately 28.7%.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy’s restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.  On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2005, the outstanding balance on the line of credit was approximately $22,926,000.

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

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.5% equity interest and for which we operate catering and concession facilities. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in our Consolidated Balance Sheets. At December 31, 2005, the outstanding balance on the note and our guarantee on the note were approximately $63,300,000 and $9,445,000, respectively. Since the existing note has a put feature that allows the lender to require full payment of the note as of or after December 31, 2005, we could be responsible for our guarantee at any time if Kentucky Speedway is unable to make its payment on the note. This affiliate has not yet reached its operating break-even point. Accordingly, we have made five additional working capital contributions and a loan to this affiliate, in payments totaling $3,636,000 since 2001. Of this amount, $1,392,000 was loaned in 2005 and $800,000 was contributed in 2004. In addition, based on current operating performance, we anticipate making additional contributions in 2006 of approximately $1,500,000 to $2,000,000. This affiliate is expected to incur further operating losses at least through 2006.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2005, are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt, (including current portion)	$185,348	$63,442	$114,030	$1,626	$6,250
Operating leases	579,699	85,358	157,123	132,929	204,289
Unconditional purchase obligations (1)	777,198	696,156	79,542	1,500	-
Commitments (2)	4,000	-	-	-	4,000
Partner deposit and accrued buyout liability (3)	86,766	15,175	21,816	18,089	31,686
Other long-term liabilities (4)	45,890	-	42,890	3,000	-
Total contractual obligations	$1,678,901	$860,131	$415,401	$157,144	$246,225

DEBT GUARANTEES
Debt guarantees	$33,960	$9,460	$24,500	$-	$-
Amount outstanding under debt guarantees	$32,386	$9,460	$22,926	$-	$-
______________
(1)
We have minimum purchase commitments with various vendors through January 2008. Outstanding commitments consist primarily of minimum purchase levels of beef, butter, cheese and other food products related to normal business operations as well as contracts for advertising, marketing, sports sponsorships, printing and technology.

(2)	We are committed to guaranteed minimum amounts of long-term incentive plan compensation for certain of our officers.
(3)
Partner deposit and accrued buyout liability payments by period are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and change in buyout values of our employee partners.  (See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K).

(4)
Other long-term liabilities reflected on our Consolidated Balance Sheet are long-term insurance estimates, deferred compensation arrangements and litigation (see Notes 5 and 8 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K).

We expect that our working capital and capital expenditure requirements through the next 12 months will be met by cash flow from operations and, to the extent needed, advances on our line of credit. (See Note 7 of Notes to Consolidated Financial Statements).

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors also authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. During the period from the authorization date through December 31, 2005, approximately 8,661,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2005, under these authorizations we have repurchased approximately 13,996,000 shares of our common stock for approximately $492,622,000. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as granted restricted shares vest and become dilutive.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

DIVIDENDS

Our Board of Directors authorized the following dividends during 2004 and 2005:

DECLARATION	RECORD	PAYABLE	AMOUNT PER SHARE
DATE	DATE	DATE	OF COMMON STOCK
January 28, 2004	February 20, 2004	March 5, 2004	$0.13
April 21, 2004	May 21, 2004	June 4, 2004	$0.13
July 21, 2004	August 20, 2004	September 3, 2004	$0.13
October 27, 2004	November 19, 2004	December 3, 2004	$0.13
January 26, 2005	February 18, 2005	March 4, 2005	$0.13
April 27, 2005	May 20, 2005	June 3, 2005	$0.13
July 27, 2005	August 19, 2005	September 2, 2005	$0.13
October 26, 2005	November 18, 2005	December 2, 2005	$0.13

On January 24, 2006, our Board of Directors declared a quarterly dividend of $0.13 per share of our common stock. The dividend was paid March 3, 2006 to shareholders of record as of February 17, 2006. At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $42,000,000 depending on the shares outstanding during the respective quarters. We intend to pay the dividend with cash flow from operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 15 years
Leasehold improvements	5 to 20 years

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

OPERATING LEASES

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.

GOODWILL

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. On an annual basis, we review the recoverability of goodwill based primarily upon an analysis of discounted cash flows of the related reporting unit as compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Generally, we perform our annual assessment for impairment during the third quarter of the fiscal year, unless facts and circumstances require differently.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

INSURANCE RESERVES

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2005	2006
Workers' Compensation	$1,000,000	$1,000,000
General Liability (1)	1,500,000	1,500,000
Health (2)	300,000	300,000
Property Coverage	5,000,000	7,500,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)	We are self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE

Area operating partners are required to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement. Under the terms of these partners’ employment agreements, we have the option to purchase their interest after a five-year period under the conditions of the agreement. We estimate future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “General and administrative” expenses in our Consolidated Statements of Income. When partner buyouts occur, they are completed primarily through cash and issuance of our common stock to the partner equivalent to the fair value of their interest. In the period we complete the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts and operations of Outback Steakhouse, Inc. and our affiliated partnerships in which we are a general partner and own a controlling financial interest. We consolidate variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We consolidate a limited liability company affiliated with our California franchisees that holds a line of credit that we guarantee.  The consolidated financial statements also include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority interest.” All material intercompany balances and transactions have been eliminated.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS No. 123R is expected to have a material impact to reported net income and earnings per share, particularly as a result of stock options issued under our managing partner program, described below. We will adopt SFAS No. 123R using the modified prospective method and recognize compensation expense on the unvested portion of previously issued awards over the remaining vesting period.

As part of our managing partner program, the managing partner (and chef partner at Fleming’s and Roy’s) of each domestic restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase an interest in the restaurant he or she is employed to manage. This interest gives the managing partner and chef partner the right to receive a percentage of their restaurant's monthly cash flows for the duration of the five-year agreement. For managing partners, the purchase price has been $25,000 for an interest ranging from 6% to 10% and for chef partners has ranged from a purchase price of $10,000 to $15,000 for an interest ranging from 2% to 5%. The specifics of the purchase prices and percentage interests for managing partners and chef partners are detailed in Item 1 of this Annual Report on Form 10-K. Upon completion of each five-year term of employment, each managing partner and chef partner has historically been issued stock options with the number of options determined by a formula based on a multiple of the cash flows distributed from their interest. However, all new managing partner and chef partner agreements entered into on and after March 1, 2006, will provide for participation in a new deferred compensation program, which will replace the issuance of stock options upon completion of each term of employment. Managing partners and chef partners will also be given the opportunity to amend their existing agreements to provide for participation in this deferred compensation program in lieu of issuance of stock options during a roll-out period in 2006.

The estimated pre-tax impact of adopting SFAS No. 123R for 2006, relating to prior years’ unvested stock option grants only, will be approximately $12,000,000 to $15,000,000. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation clarifies that the term conditional asset retirement obligation refers to the legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. Adoption of FIN 47 is required by the fiscal year ending after December 15, 2005. We adopted FIN 47 on December 31, 2005 and our adoption of FIN 47 did not have a material impact on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Also under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. The guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Our adoption of EITF 05-6 did not have a material impact on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY STATEMENT

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operation contains various “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

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

IMPACT OF INFLATION

In the last three years we have not operated in a period of high general inflation; however, we have experienced material increases in specific commodity costs and utilities.  Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 31, 2005, outstanding borrowings under our revolving lines of credit bear interest at 50 to 90 basis points over the 30, 60, 90 or 180 London Interbank Offered Rate. The weighted average effective interest rate on the $73,000,000 outstanding balance under these lines at December 31, 2005 was 5.06%. At December 31, 2005, outstanding borrowings under our Japanese lines of credit bear interest at either 70.0 to 107.5 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $14,636,000 outstanding balance at December 31, 2005 was 0.72%. Notes payable of approximately $5,085,000 to Japanese banks bear interest at 0.86%. Notes payable of approximately $46,670,000 to South Korean banks bear interest at rates ranging from 4.95% to 6.06% at December 31, 2005.

Our average debt borrowings were approximately $115,800,000 and $73,700,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2005, our total debt, including consolidated guaranteed debt, was $185,348,000. Should interest rates based on our average borrowings of approximately $165,100,000 through December 31, 2005 increase by one percentage point, our estimated annual interest expense would increase by approximately $1,651,000 over amounts reported for the year ended December 31, 2005.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and South Korean banks of approximately $19,721,000 and $46,670,000, respectively, at December 31, 2005 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $24,802,000 and $24,346,000 as of December 31, 2005 and 2004, respectively.

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

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our beef supply is highly dependent upon five vendors. We currently purchase approximately 65% of our beef from two beef suppliers.  If these vendors were unable to fulfill their obligations under their contracts, we would encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	DECEMBER 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$84,876	$87,977
Short-term investments	1,828	1,425
Inventories	68,468	63,448
Deferred income tax assets	17,719	12,969
Other current assets	51,746	53,068
Total current assets	224,637	218,887
Property, fixtures and equipment, net	1,389,605	1,235,151
Investments in and advances to unconsolidated affiliates, net	21,397	16,254
Deferred income tax asset	33,073	6,660
Goodwill	111,318	107,719
Intangible assets	11,562	21,683
Other assets	142,114	71,438
Notes receivable collateral for franchisee guarantee	31,150	30,239
	$1,964,856	$1,708,031

(CONTINUED…)

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	DECEMBER 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$98,020	$74,162
Sales taxes payable	17,761	26,735
Accrued expenses	130,583	97,124
Current portion of partner deposit and accrued buyout liability	15,175	13,561
Unearned revenue	110,448	100,895
Income taxes payable	695	87
Current portion of long-term debt	63,442	54,626
Total current liabilities	436,124	367,190
Partner deposit and accrued buyout liability	71,591	63,102
Deferred rent	55,206	44,075
Long-term debt	90,623	59,900
Guaranteed debt of franchisee	31,283	30,343
Other long-term liabilities	45,890	6,114
Total liabilities	730,717	570,724
Commitments and contingencies
Minority interests in consolidated entities	45,573	48,905
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,854 and 73,767 shares outstanding as
of December 31, 2005 and 2004, respectively	788	788
Additional paid-in capital	291,035	271,109
Retained earnings	1,104,423	1,025,447
Accumulated other comprehensive income (loss)	384	(2,118)
Unearned compensation related to outstanding restricted stock	(40,858)	-
	1,355,772	1,295,226
Less treasury stock, 3,896 and 4,983 shares at December 31, 2005
and 2004, respectively, at cost	(167,206)	(206,824)
Total stockholders’ equity	1,188,566	1,088,402
	$1,964,856	$1,708,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Revenues
Restaurant sales	$3,579,818	$3,183,297	$2,647,991
Other revenues	21,848	18,453	17,786
Total revenues	3,601,666	3,201,750	2,665,777
Costs and expenses
Cost of sales	1,307,899	1,193,262	983,362
Labor and other related (1)	926,485	811,922	666,532
Other restaurant operating	779,187	660,878	534,703
Depreciation and amortization	127,198	104,310	84,876
General and administrative (1)	197,135	174,047	138,063
Hurricane property losses	3,101	3,024	-
Provision for impaired assets and restaurant closings	26,995	2,394	5,319
Contribution for "Dine Out for Hurricane Relief"	1,000	1,607	-
Income from operations of unconsolidated affiliates	(1,479)	(1,725)	(5,996)
Total costs and expenses	3,367,521	2,949,719	2,406,859
Income from operations	234,145	252,031	258,918
Other income (expense), net	(2,070)	(2,104)	(1,100)
Interest income	2,087	1,349	1,479
Interest expense	(6,848)	(3,629)	(1,810)
Income before provision for income taxes and
elimination of minority interest	227,314	247,647	257,487
Provision for income taxes	76,418	82,175	87,700
Income before elimination of minority interest	150,896	165,472	169,787
Elimination of minority interest	1,295	9,415	2,532
Net income	$149,601	$156,057	$167,255

Basic earnings per common share
Net income	$2.02	$2.11	$2.22
Basic weighted average number of shares outstanding	73,952	74,117	75,256

Diluted earnings per common share
Net income	$1.95	$2.01	$2.13
Diluted weighted average number of shares outstanding	76,541	77,549	78,393

Cash dividends per common share	$0.52	$0.52	$0.49
__________________
(1)	Includes distribution expense to employee partners and partner stock buyout expense, which were historically reported on separate lines in the Consolidated Statements of Income.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	COMPENSATION	STOCK	TOTAL
Balance, December 31, 2002	75,880	$788	$240,083	$802,265	$-	$-	$(86,948)	$956,188
Purchase of treasury stock	(3,784)	-	-	-	-	-	(143,191)	(143,191)
Reissuance of treasury stock	2,183	-	-	(19,133)	-	-	68,331	49,198
Dividends ($0.12 per share)	-	-	-	(36,917)	-	-	-	(36,917)
Stock option income tax benefit	-	-	13,189	-	-	-	-	13,189
Stock option compensation expense	-	-	1,580	-	-	-	-	1,580
Net income	-	-	-	167,255	-	-	-	167,255
Foreign currency translation adjustment	-	-	-	-	(2,078)	-	-	(2,078)
Total comprehensive income	-	-	-	-	-	-	-	165,177
Balance, December 31, 2003	74,279	788	254,852	913,470	(2,078)	-	(161,808)	1,005,224
Purchase of treasury stock	(2,155)	-	-	-	-	-	(95,554)	(95,554)
Reissuance of treasury stock	1,643	-	-	(5,556)	-	-	50,538	44,982
Dividends ($0.13 per share)	-	-	-	(38,524)	-	-	-	(38,524)
Stock option income tax benefit	-	-	14,527	-	-	-	-	14,527
Stock option compensation expense	-	-	1,730	-	-	-	-	1,730
Net income	-	-	-	156,057	-	-	-	156,057
Foreign currency translation adjustment	-	-	-	-	(40)	-	-	(40)
Total comprehensive income	-	-	-	-	-	-	-	156,017
Balance, December 31, 2004	73,767	788	271,109	1,025,447	(2,118)	-	(206,824)	1,088,402
Purchase of treasury stock	(2,177)	-	-	-	-	-	(92,363)	(92,363)
Reissuance of treasury stock	2,220	-	(3,686)	(28,687)	-	-	88,280	55,907
Dividends ($0.13 per share)	-	-	-	(38,753)	-	-	-	(38,753)
Stock option income tax benefit	-	-	16,514	-	-	-	-	16,514
Stock option compensation expense	-	-	3,412	-	-	-	-	3,412
Issuance of restricted stock	1,044	-	3,686	(3,185)	-	(44,202)	43,701	-
Amortization of restricted stock	-	-	-	-	-	3,344	-	3,344
Net income	-	-	-	149,601	-	-	-	149,601
Foreign currency translation adjustment	-	-	-	-	2,502	-	-	2,502
Total comprehensive income	-	-	-	-	-	-	-	152,103
Balance, December 31, 2005	74,854	$788	$291,035	$1,104,423	$384	$(40,858)	$(167,206)	$1,188,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$149,601	$156,057	$167,255
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127,198	104,310	84,876
Provision for impaired assets and restaurant closings and hurricane losses	30,096	5,418	5,319
Stock-based compensation expense	6,756	-	-
Employee partner stock buyout expense	6,718	7,495	4,791
Income tax benefit credited to equity	16,514	14,527	13,189
Minority interest in consolidated entities’ income	1,295	9,415	2,532
Income from operations of unconsolidated affiliates	(1,479)	(1,725)	(5,996)
Change in deferred income taxes	(31,163)	(9,290)	(1,667)
Loss on disposal of property, fixtures and equipment	3,605	4,102	3,705
Change in assets and liabilities, net of effects of acquisitions and FIN 46R consolidations:
Increase in inventories	(5,635)	(2,773)	(24,102)
Increase in other current assets	(436)	(10,031)	(5,614)
(Increase) decrease in other assets	(10,301)	(20,440)	2,610
Increase in accounts payable, sales taxes payable and accrued expenses	48,387	33,603	13,761
Increase in partner deposit and accrued buyout liability	9,003	7,956	2,534
Increase in deferred rent	11,131	6,620	6,873
Increase in unearned revenue	9,553	16,637	13,441
Increase (decrease) in income taxes payable	608	(541)	(13,425)
Increase (decrease) in other long-term liabilities	776	925	(1,000)
Net cash provided by operating activities	372,227	322,265	269,082
Cash flows used in investing activities:
Purchase of investment securities	(5,568)	(60,125)	(78,557)
Maturities and sales of investment securities	5,165	79,524	78,309
Cash paid for acquisitions of businesses, net of cash acquired	(5,200)	(28,066)	(47,677)
Cash paid for designation rights	-	(42,500)	-
Capital expenditures	(327,862)	(254,871)	(194,754)
Proceeds from the sale of property, fixtures and equipment	11,508	2,583	2,275
Proceeds from the sale of designation rights	-	11,075	-
Increase in cash from adoption of FIN 46R	-	1,080	-
Payments from unconsolidated affiliates	131	1,361	13,518
Distributions to unconsolidated affiliates	-	(121)	(1,830)
Investments in and advances to unconsolidated affiliates	(1,463)	(800)	(1,345)
Net cash used in investing activities	$(323,289)	$(290,860)	$(230,061)

 (CONTINUED...)

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$174,373	$127,444	$29,497
Proceeds from minority interest contributions	8,635	5,100	13,825
Distributions to minority interest	(17,502)	(12,810)	(4,841)
Repayments of long-term debt	(141,084)	(71,369)	(23,663)
Proceeds from sale-leaseback transactions	5,000	-	-
Dividends paid	(38,753)	(38,524)	(36,917)
Payments for purchase of treasury stock	(92,363)	(95,554)	(143,191)
Proceeds from reissuance of treasury stock	49,655	39,393	41,583
Net cash used in financing activities	(52,039)	(46,320)	(123,707)
Net decrease in cash and cash equivalents	(3,101)	(14,915)	(84,686)
Cash and cash equivalents at the beginning of the period	87,977	102,892	187,578
Cash and cash equivalents at the end of the period	$84,876	$87,977	$102,892
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,916	$3,683	$1,964
Cash paid for income taxes	88,516	79,117	81,944
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$4,208	$1,833	$8,402
Litigation liability and insurance receivable	39,000	-	-
Debt assumed from acquisition	-	-	20,717
Assets received for note	-	14,700	5,569
Debt assumed under FIN 46R	-	30,339	-
Issuance of restricted stock	44,202	-	-

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

PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements include the accounts and operations of the Company and affiliated partnerships in which the Company is a general partner and owns a controlling financial interest. The Consolidated Financial Statements also include the accounts and operations of a consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because the Company controls the executive committee (which functions as a board of directors) through representation on the committee by related parties and is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the consolidated venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the consolidated entity, is eliminated in the line item in the Company’s Consolidated Statements of Income entitled “Elimination of minority interest.” All material intercompany balances and transactions have been eliminated.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION (CONTINUED)

The Company’s joint ventures in the Outback/Fleming’s LLC (the “LLC”) and the Roy’s/Outback Joint Venture (the “Roy’s JV”) have historically been consolidated by the Company. These ventures were considered variable interest entities under the provisions of FIN 46R upon adoption of that interpretation, and the Company continued consolidating them after January 1, 2004. The Company is consolidating the Roy’s JV restaurant system, which consisted of 14 restaurants as of December 31, 2005. On September 1, 2004, the Company acquired an additional 39% interest in the LLC and the venture is no longer considered a variable interest entity. However, the Company continues to consolidate the LLC according to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

The Company has ownership interests in 33 individual restaurants that were previously reported by the Company as unconsolidated development joint ventures. As of January 1, 2004, the Company consolidated those joint ventures, which consist of 29 Carrabba’s Italian Grills, two Outback Steakhouses, one Roy’s and one Bonefish Grill, as it is the primary beneficiary of those entities. The Company has ownership interests in 13 individual 50/50 joint ventures that remain unconsolidated upon adoption of FIN 46R, as the Company was not deemed the primary beneficiary.

The Company has a minority investment in an unconsolidated affiliate in which it has a 22.5% equity interest and for which it operates catering and concession facilities. Additionally, the Company guarantees a portion of the affiliate’s debt (see Note 7 of Notes to Consolidated Financial Statements). Although the Company holds an interest in this variable interest entity, the Company is not the primary beneficiary of this entity and therefore it was not consolidated upon adoption of FIN 46R.

The Company is a franchisor of 147 restaurants as of December 31, 2005, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships were not deemed variable interest entities and were not consolidated upon adoption of FIN 46R. However, the Company guarantees an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2008, for an entity affiliated with its California franchisees (see Note 7 of Notes to Consolidated Financial Statements). The limited liability company that holds this line of credit was deemed to be a variable interest entity and was consolidated by the Company effective January 1, 2004. This entity draws on its line of credit to loan funds to entities in California to purchase and/or build land and buildings for lease to individual Outback Steakhouse franchisees. Therefore, it holds as collateral the notes receivable and underlying assets from these corporations in offsetting amounts to the debt owed to the bank, which are both included in the Company’s Consolidated Balance Sheets and Statements of Income beginning January 1, 2004 and for year ended December 31, 2004.

RECLASSIFICATION —Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform with the 2005 presentation. Distribution expense to employee partners has been included in the line item “Labor and other related” expenses for managing partner distributions and in “General and administrative” expenses for area operating partner distributions in the Consolidated Statements of Income. Employee partner stock buyout expense has been included in “General and administrative” expenses in the Consolidated Statements of Income. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

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

SHORT-TERM INVESTMENTS — The Company’s short-term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at December 31, 2005. The Company owns no investments that are considered to be available-for-sale or trading securities. At December 31, 2005, all held-to-maturity securities had maturities of less than one year and are classified as current assets.

CONCENTRATIONS OF CREDIT RISK — Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, and short-term investments. The Company attempts to limit its credit risk associated with cash and cash equivalents and short-term investments by utilizing outside investment managers with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated A or higher, certificates of deposit, government obligations and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

INVENTORIES — Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company will periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2005 and 2004, inventories included advance purchases of approximately $27,185,000 and $23,040,000, respectively.

GOODWILL — Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of discounted cash flows of the related reporting unit as compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Generally, the Company performs its annual assessment for impairment during the third quarter of its fiscal year, unless facts and circumstances require differently.

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

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 15 years
Leasehold improvements	5 to 20 years

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

OPERATING LEASES - Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term and those renewal periods that are reasonably assured.  The initial lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONSTRUCTION IN PROGRESS — The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $378,000, $207,000 and $202,000 in 2005, 2004 and 2003, respectively.

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

DISTRIBUTION EXPENSE TO EMPLOYEE PARTNERS — The Company requires its general managers and area operating partners to enter into five to seven-year employment agreements and purchase an interest in their restaurant’s annual cash flows for the duration of the agreement.  Payments made to managing partners pursuant to these programs are included in the line item “Labor and other related” expenses, and payments made to area operating partners pursuant to these programs are included in the line item “General and administrative” expenses in the Consolidated Statements of Income.

EMPLOYEE PARTNER STOCK BUYOUT EXPENSE — Area operating partners are required to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement. Under the terms of these partners’ employment agreements, the Company has the option to purchase their interest after a five-year period under the conditions of the agreement. The Company estimates future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “General and administrative” expenses in the Consolidated Statements of Income. When partner buyouts occur, they are completed primarily through issuance of cash and the Company’s common stock to the partner equivalent to the fair value of their interest. In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

ADVERTISING COSTS — The Company’s policy is to report advertising costs as expenses in the year in which the costs are incurred or the first time the advertising takes place. The total amounts charged to advertising expense were approximately $159,242,000, $126,404,000 and $102,523,000 in 2005, 2004 and 2003, respectively.

INCOME TAXES — The Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements as measured by the provisions of enacted tax laws.

The minority interest in affiliated partnerships includes no provision or liability for income taxes, as any tax liability related thereto is the responsibility of the individual minority partners. Minority interest in certain foreign affiliated corporations is presented net of any provision or liability for income taxes.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION — The Company accounts for its stock-based employee compensation under the intrinsic value method. No stock-based employee compensation cost is reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant. SFAS No. 123R “Share-Based Payment” will be adopted January 1, 2006. The following table provides pro forma net income and earnings per share amounts using the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net income	$149,601	$156,057	$167,255
Stock-based employee compensation expense included in net income,
net of related taxes	7,092	4,576	3,129
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(23,012)	(20,196)	(20,331)
Pro forma net income	$133,681	$140,437	$150,053
Earnings per common share:
Basic	$2.02	$2.11	$2.22
Basic - pro forma	$1.81	$1.89	$1.99

Diluted	$1.95	$2.01	$2.13
Diluted - pro forma	$1.75	$1.81	$1.91

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the years ended December 31, 2005, 2004 and 2003, respectively: (1) risk-free interest rates of 4.22%, 3.63% and 2.80%; (2) dividend yield of 1.24%, 1.25% and 1.45%; (3) expected lives of 7.1, 6.3 and 5.0 years; and (4) volatility of 28.9%, 30.0% and 31.0%. Results may vary depending on the assumptions applied within the model. The effect of applying SFAS No. 123 for providing these pro forma disclosures may not be representative of the effects on net income for future years or under SFAS No. 123R, when adopted. In 2005, we identified certain assumptions surrounding the forfeiture of stock options used in our Black-Scholes model calculation and attribution of expense that were not correctly reflected in our pro forma expense. For 2005, 2004 and 2003, we are presenting pro forma compensation expense amounts that reflect actual attribution and forfeitures that have occurred in the respective periods.

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

Restricted stock awards are recognized as unearned compensation, a component of stockholders’ equity, based on the fair market value of the Company’s common stock on the grant date. This unearned compensation is amortized to compensation expense over the vesting period.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED) — On April 27, 2005, the Company’s Board of Directors approved a grant of restricted common stock to the Company’s Chief Executive Officer under the Amended and Restated Managing Partner Stock Plan. Under the terms of the grant, 300,000 shares of restricted common stock were issued and will vest as follows: on December 31, 2009, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $6,060,000,000; on December 31, 2011, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $8,060,000,000; and on December 31, 2014, the balance of all remaining unvested shares. On December 8, 2005, the Company’s Board of Directors approved an additional grant of restricted stock to the Company’s Chief Executive Officer under the Amended and Restated Managing Partner Stock Plan. Under the terms of the grant, 150,000 shares of restricted stock were issued effective December 31, 2005 and will vest as follows: on December 31, 2009, 75,000 shares and on December 31, 2011, the remaining 75,000 shares.

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

On October 26, 2005, the Company’s Board of Directors approved a grant of 100,000 shares of its restricted common stock to the Senior Vice President and Chief Financial Officer as an inducement grant in connection with his hiring, effective November 1, 2005. These shares were not issued under any existing stock plan. Under the terms of the grant, the 100,000 shares of restricted stock will vest as follows: on November 1, 2010, 50,000 shares, plus an additional 10,000 shares if the market capitalization of the Company exceeds $6,000,000,000; and on November 1, 2012, the balance of all remaining unvested shares.

EARNINGS PER COMMON SHARE — Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and restricted stock and dilutive options outstanding during the year.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

“Share-Based Payment”

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this method has been minimal. As a result, adoption of the provisions of SFAS No. 123R is expected to have a material impact to reported net income and earnings per share, particularly as a result of stock options issued and pending changes to the Company’s managing partner program, described below. The Company will adopt SFAS No. 123R using the modified prospective method and recognize compensation expense on the unvested portion of previously issued awards over the remaining vesting period.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

“Share-Based Payment” (Continued)

As part of the Company’s managing partner program, the managing partner (and chef partner at Fleming’s and Roy’s) of each domestic restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase an interest in the restaurant he or she is employed to manage. This interest gives the managing partner and chef partner the right to receive a percentage of their restaurant's monthly cash flows for the duration of the five-year agreement. For managing partners, the purchase price has been $25,000 for an interest ranging from 6% to 10% and for chef partners has ranged from a purchase price of $10,000 to $15,000 for an interest ranging from 2% to 5%.  Upon completion of each five-year term of employment, each managing partner and chef partner has historically been issued stock options with the number of options determined by a formula based on a multiple of the cash flows distributed from their interest. However, all new managing partner and chef partner agreements entered into on and after March 1, 2006, will provide for participation in a new deferred compensation program, which will replace the issuance of stock options upon completion of each term of employment. Managing partners and chef partners will also be given the opportunity to amend their existing agreements to provide for participation in this deferred compensation program in lieu of issuance of stock options during a roll-out period in 2006.

The estimated pre-tax impact of adopting SFAS No. 123R for 2006, relating to prior years’ unvested stock option grants only, will be approximately $12,000,000 to $15,000,000. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

“Accounting for Conditional Asset Retirement Obligations”

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation clarifies that the term conditional asset retirement obligation refers to the legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. Adoption of FIN 47 is required by the fiscal year ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005, with no material impact on its financial statements.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED)

“Accounting Changes and Error Corrections”

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

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

“Accounting for Purchased or Acquired Leasehold Improvements”

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. The guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on its financial statements.

2. OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
Prepaid expenses	$16,625	$23,020
Accounts receivable	28,996	19,473
Accounts receivable - franchisees	2,974	2,228
Assets held for sale	-	4,810
Deposits	2,651	2,537
Other current assets	500	1,000
	$51,746	$53,068

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
Land	$200,394	$196,137
Buildings and building improvements	690,020	603,856
Furniture and fixtures	231,608	184,949
Equipment	498,018	425,197
Leasehold improvements	345,640	305,618
Construction in progress	68,878	52,373
Accumulated depreciation	(644,953)	(532,979)
	$1,389,605	$1,235,151

The Company expensed repair and maintenance costs of approximately $86,000,000, $76,000,000 and $63,000,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $125,540,000, $103,556,000 and $84,876,000, respectively.

During 2004, the Company recorded a provision for impaired assets and restaurant closings of approximately $2,394,000, which included approximately $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan (which includes $812,000 of goodwill written off for this location), and $86,000 for one Carrabba’s Italian Grill restaurant closing. Additionally, during August and September 2004, four hurricanes caused losses from property damage of approximately $3,024,000, which included $1,300,000 from the destruction of the Outback Steakhouse restaurant in the Cayman Islands. The Company has decided not to reopen this location.

During 2005, the Company recorded a provision for impaired assets and restaurant closings of approximately $26,995,000, which included approximately $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations, approximately $14,975,000 for an impairment charge for intangible and other asset impairments related to the pending sale of Paul Lee’s Chinese Kitchen, approximately $1,992,000 for the impairment of two Bonefish Grill restaurants in Washington, approximately $816,000 for the impairment of two domestic Outback Steakhouse restaurants and approximately $1,631,000 for the closing of five domestic Outback Steakhouse restaurants. Two of these Outback restaurants closed during 2005, and the other three have closed or will close in 2006.

On August 3, 2004, the Company was approved by the United States Bankruptcy Court for the District of Delaware as the successful bidder at an auction of designation rights for 76 properties of Chi-Chi’s, Inc. and its affiliates. The Company’s objective in acquiring these rights was to have access to restaurant sites for conversion to one of its concepts under its current expansion plans. The original 76 properties included 23 locations with owned land and building, 15 sale-leaseback properties with reversion rights and purchase options, 23 ground leases and 15 leases. The properties included any real property, furniture, fixtures and equipment and liquor licenses. The designation rights allowed the Company to transfer properties to itself, to transfer properties to others or to require Chi-Chi’s to retain properties. The purchase price for the designation rights was $42,500,000. The Company was responsible for paying the carrying costs on each of the properties from the closing date until the date the property was designated for transfer.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, FIXTURES AND EQUIPMENT, NET (CONTINUED)

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

The net purchase price of $31,425,000 for the designation rights and capitalized carrying costs on rejected properties of $844,000 were allocated to properties the Company expected to designate for conversion into one of its concepts as follows (in thousands):

Land	$16,270
Buildings	4,949
Assets held for sale	4,810
Liquor licenses	3,490
Favorable leases	2,750
$32,269

On October 11, 2005 the Company executed a sale agreement for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse is currently operated. Pursuant to the agreement if the sale proceeds after the inspection and title and survey contingency periods, the Company will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and will be provided space in a new development to operate an Outback Steakhouse. The purchaser will pay the Company an additional $5,000,000 if plans for the new restaurant are not agreed upon prior to the closing date.

On October 26, 2005, the Company’s Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase closed in December 2005.

4. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 is as follows (in thousands):

December 31, 2003	$86,745
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	21,786
Impairment loss (see Note 6 of Notes to Consolidated Financial Statements)	(812)
December 31, 2004	107,719
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	4,124
Acquisition adjustment	(525)
December 31, 2005	$111,318

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible assets consisted of the following (in thousands):

	WEIGHTED AVERAGE
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2005	2004
Trademarks (gross)	24	$8,344	$12,344
Less: accumulated amortization		(511)	(295)
Net trademarks		7,833	12,049
Trade dress (gross)	15	777	6,777
Less: accumulated amortization		(72)	(320)
Net trade dress		705	6,457
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(200)	(47)
Net favorable leases		3,024	3,177
Intangible assets, less total accumulated amortization of $783
and $662 at December 31, 2005 and 2004, respectively	22	$11,562	$21,683

The aggregate amortization expense related to these intangible assets was $1,421,000 and $662,000 for the years ended December 31, 2005 and 2004, respectively. The Company did not have these intangible assets in 2003. Thus, there was not any amortization expense recorded. Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $600,000.

5. OTHER ASSETS

Other assets consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
Other assets	$59,921	$47,089
Insurance receivable (see Notes 8 and 12)	41,696	-
Liquor licenses, net of accumulated amortization of $5,037 and $4,291 at December 31, 2005
and 2004, respectively	15,728	13,699
Deferred license fee, net of valuation provision of approximately $0 and $3,000
at December 31, 2005 and 2004, respectively	2,136	10,650
Assets held for sale	22,633	-
	$142,114	$71,438

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS (CONTINUED)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified certain land and building assets as “held for sale” in its Consolidated Balance Sheets. Assets held for sale as of December 31, 2005 consisted of $21,439,000 of land and $1,194,000 of buildings. Assets held for sale as of December 31, 2004 were classified as other current assets and consisted of $2,584,000 of land, $1,726,000 of buildings and $500,000 of equipment (see Note 2 of Notes to Consolidated Financial Statements). No gain or loss has been recorded as it is anticipated that proceeds from the sale will exceed the net book value of the assets.

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

In 1996, the Company entered into key man life insurance policies for three of the Company’s founders. During 1999 through 2001, the Company entered into collateral assignment split dollar arrangements with five officers on life insurance policies owned by individual trusts for each officer. The primary purpose of these split dollar policies was to provide liquidity in the officers’ estates to pay estate taxes minimizing the need for the estate to liquidate its holdings of the Company’s stock. The Company will recover the premiums it has paid either through policy withdrawals or from life insurance benefits in the event of death. Premiums were paid only through 2001 and resumed in 2005 after these collateral assignment arrangements were converted to endorsement split dollar arrangements. The Company is now the owner of the policies and has included the amount of its collateral interest in the cash value of the policies in Other Assets.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
Accrued payroll and other compensation	$53,709	$38,552
Accrued insurance	29,801	21,818
Other accrued expenses	47,073	36,754
	$130,583	$97,124

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of December 31, 2005 and 2004, related to restaurant closing provisions.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
Revolving lines of credit, uncollateralized, interest rates ranging from 5.00% to 5.21% at
December 31, 2005 and 2.89% to 3.05% at December 31, 2004	$73,000	$55,000
Outback Korea notes payable, interest rates ranging from 4.95% to 6.06% at
December 31, 2005 and 5.45% to 7.00% at December 31, 2004	46,670	27,717
Outback Japan notes payable, uncollateralized, interest rates of 0.86% at
December 31, 2005 and ranging from 0.95% to 0.96% at December 31, 2004	5,085	5,769
Outback Japan revolving lines of credit, interest rates ranging from 0.69% to 0.77% at
December 31, 2005 and 0.68% to 0.77% at December 31, 2004	14,636	18,895
Other notes payable, uncollateralized, interest rates ranging
from 2.07% to 7.00% at December 31, 2005 and 2004	8,424	7,145
Sale-leaseback obligation	6,250	-
Guaranteed debt of franchisee	31,283	30,343
	185,348	144,869
Less current portion	63,442	54,626
Less guaranteed debt of franchisee	31,283	30,343
Long-term debt of Outback Steakhouse, Inc.	$90,623	$59,900

Effective April 27, 2004, the Company replaced a $125,000,000 revolving credit facility that was scheduled to mature in December 2004, with a new uncollateralized three-year $150,000,000 revolving bank credit facility that matures in June 2007. The revolving line of credit permits borrowing at interest rates ranging from 50 to 90 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR) (ranging from 4.39% to 4.69% at December 31, 2005 and ranging from 2.42% to 2.78% at December 31, 2004). At December 31, 2005, the unused portion of the revolving line of credit was $77,000,000. Subsequent to December 31, 2005, the Company amended this line of credit (see Note 18 of Notes to Consolidated Financial Statements).

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At December 31, 2005, the Company was in compliance with these debt covenants.

The Company also replaced a $15,000,000 line of credit that was scheduled to mature in December 2004, with a new $20,000,000 uncollateralized line of credit. On April 28, 2005, the Company amended this $20,000,000 line of credit to a maximum borrowing of $30,000,000. This line of credit matures in June 2007 and permits borrowing at interest rates ranging from 50 to 90 basis points over LIBOR for loan draws and 65 to 112.5 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At December 31, 2005 and 2004, approximately $20,072,000 and $11,782,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants. The remaining $9,928,000 at December 31, 2005 was available to the Company. However, subsequent to year end, approximately $5,000,000 of additional letters of credit was committed against the line, and the Company amended this line of credit (see Note 18 of Notes to Consolidated Financial Statements).

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

As of December 31, 2005, the Company had approximately $8,424,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 4.95% to 6.06% and from 5.45% to 7.00% at December 31, 2005 and 2004, respectively, to finance development of the Company’s restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of December 31, 2005 maturing at dates ranging from January 2006 to January 2007. As of December 31, 2005 and 2004, the outstanding balance was approximately $46,670,000 and $27,717,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At December 31, 2005 and 2004, collateralized notes totaled approximately $34,326,000 and $25,346,000, respectively. The Company has been pre-approved by these banks for additional borrowings of approximately $4,826,000 and $1,078,000 at December 31, 2005 and 2004, respectively.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,100,000 and $3,600,000 at December 31, 2005 and 2004, respectively, and bear interest at 0.86% and at rates ranging from 0.95% to 0.96% at December 31, 2005 and 2004, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of December 31, 2005 maturing in September 2006. As of December 31, 2005 and 2004, outstanding balances totaled approximately $5,085,000 and $5,769,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest rates ranging from 70.0 to 107.5 basis points over LIBOR. The line originally matured in December 2004, but was amended in April 2004 with a new maturity date in June 2007. As of December 30, 2005 and 2004, the Company had borrowed approximately $9,043,000 and $10,260,000, respectively, on the line of credit at an average interest rate of 0.69%, with draws as of December 31, 2005 maturing from February 2006 to June 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2005, the Company was in compliance with all of the debt covenants. Subsequent to December 31, 2005, Outback Japan amended this line of credit (see Note 18 of Notes to Consolidated Financial Statements).

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of December 31, 2005 and 2004, the Company had borrowed approximately $5,593,000 and $8,635,000, respectively, on the line of credit at an average interest rate of 0.76%, with draws as of December 31, 2005 maturing from January 2006 to February 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of December 31, 2005, the Company was in compliance with all of the debt covenants.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (T-Bird”), owned by its California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R (see Note 1 of Notes to Consolidated Financial Statements). At December 31, 2005 and 2004, the outstanding balance on the line of credit was approximately $31,283,000 and $30,343,000, respectively, and is included in the Company’s Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building which is leased to those franchise locations. Events of default are defined in the line of credit agreement and include the Company’s covenant commitments under existing lines of credit.  The Company is not the primary obligor on the line of credit, and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee. The Company also guarantees additional term loans associated with the owner of T-Bird, which are not consolidated, and which had outstanding balances of approximately $15,209 and $176,000 as of December 31, 2005 and 2004, respectively.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy’s restaurants. The line of credit originally expired in December 2004 and was renewed with a new termination date of June 30, 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow, or prepay advances at any time before the termination date of the agreement.  On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2005 and 2004, the outstanding balance on the line of credit was approximately $22,926,000 and $21,987,000, respectively.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. At December 31, 2005 and 2004, the outstanding balance and its guarantee on the note were approximately $63,300,000 and $9,445,000, and $65,000,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45 and is thus not subject to the recognition or measurement requirements of FIN 45.

The aggregate payments of debt outstanding at December 31, 2005, for the next five years, are summarized as follows: 2006 - $63,442,000; 2007 - $80,979,000; 2008 - $33,051,000; 2009 - $1,138,000; 2010 - $488,000; and thereafter - $6,250,000. The carrying amount of long-term debt approximates fair value.

DEBT AND DEBT GUARANTEE SUMMARY (in thousands):

		PAYABLE	PAYABLE	PAYABLE
	TOTAL	DURING 2006	DURING 2007-2010	AFTER 2010
Debt	$185,348	$63,442	$115,656	$6,250

Debt guarantees	$33,960	$9,460	$24,500	$-
Amount outstanding under debt guarantees	$32,386	$9,460	$22,926	$-

8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
Litigation (See Notes 5 and 12)	$39,000	$-
Accrued insurance liability	6,696	4,000
Other deferred liability	194	2,114
	$45,890	$6,114

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2005, 2004 and 2003 was approximately $152,103,000, $156,017,000 and $165,177,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $2,502,000, ($40,000) and ($2,078,000), respectively.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS’ EQUITY

The Company repurchased shares of its common stock, $.01 par value, as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Number of shares repurchased	2,177	2,155	3,784
Aggregate purchase price	$92,363	$95,554	$143,191

Repurchased shares are carried as treasury stock on the Consolidated Balance Sheets and are recorded at cost. During 2005, 2004 and 2003, the Company reissued approximately 3,264,000, 1,643,000 and 1,951,000 shares of treasury stock, respectively, that had a cost of approximately $131,981,000, $50,538,000 and $60,606,000, respectively for exercises of stock options and grants of restricted stock.

11. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Current provision:
Federal	$82,058	$76,321	$82,711
State	17,836	11,213	9,322
Foreign	10,072	4,310	-
	109,966	91,844	92,033
Deferred provision:
Federal	(28,998)	(8,460)	(4,002)
State	(2,741)	(1,209)	(331)
Foreign	(1,809)	-	-
	(33,548)	(9,669)	(4,333)
Income tax provision	$76,418	$82,175	$87,700

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.1	4.0	3.3
Employment related credits, net	(6.6)	(5.2)	(4.3)
Other, net	1.1	(0.6)	0.1
Total	33.6%	33.2%	34.1%

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2005	2004
Deferred income tax assets:
Deferred rent	$20,585	$15,595
Insurance reserves	13,209	8,509
Depreciation	10,003	-
Deferred compensation	2,425	-
Goodwill and amortization	866	4,696
Foreign net operating loss carryforward	3,439	4,035
Other, net	6,808	8,280
Gross deferred income tax assets	57,335	41,115
Valuation allowance	(6,543)	(7,855)
	50,792	33,260
Deferred income tax liabilities:
Depreciation	-	(13,631)
Net deferred tax asset (liability)	$50,792	$19,629

The changes in the valuation allowance account for the deferred tax assets are as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Balance at January 1	$7,855	$6,081	$1,568
Additions charged to costs and expenses	526	1,774	679
Other additions (1)	-	-	3,834
Change in assessments about the realization
of deferred tax assets	(1,838)	-	-
Balance at December 31	$6,543	$7,855	$6,081
__________________
(1)	Increase to valuation allowance upon acquisition of deferred tax assets in the Company’s 2003 purchase of Japanese operations (see Note 13 of Notes to Consolidated Financial Statements).

A provision was not made for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be posted.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2006 and 2021. The restaurant facility leases primarily have renewal clauses from five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $93,400,000, $77,641,000 and $61,991,000, respectively, and included contingent rent of approximately $4,907,000, $4,695,000 and $3,669,000, respectively.

Future minimum rental payments on operating leases (including leases for restaurants scheduled to open in 2006) are as follows (in thousands):

2006	$85,358
2007	81,438
2008	75,685
2009	69,584
2010	63,345
Thereafter	204,289
Total minimum lease payments	$579,699

In January 2005, the Company executed a lease termination agreement whereby it will receive $6,000,000 upon vacating a premises currently occupied by a Company-owned Outback Steakhouse. The termination date will be the later of May 1, 2006 or 30 days following receipt of the payment. The Company will record a gain upon disposal of this restaurant, which will be recorded when the cash is received by the Company, and it has fulfilled its obligations under the agreement.

DEVELOPMENT COSTS — During September 2003, the Company formed a limited liability company to develop Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants. Under the terms of the agreement, the Company committed to the first $10,000,000 of future development costs to open the first five restaurants, all of which had been expended as of March 31, 2005.  In January 2006, the Company committed to a plan to sell its interest in the Paul Lee’s Chinese Kitchen joint venture to its partner.

PURCHASE OBLIGATIONS — The Company has minimum purchase commitments with various vendors through January 2008. Outstanding commitments as of December 31, 2005 were approximately $777,198,000 and consist primarily of minimum purchase commitments of beef, pork, chicken, and other food products related to normal business operations and contracts for advertising, marketing, sports sponsorships, printing and technology.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION AND OTHER MATTERS — The Company is subject to legal proceedings claims and liabilities which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations and cash flows.

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. The Company petitioned the Court of Appeals for rehearing and rehearing was denied. The Company filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. That ruling means the Supreme Court has vacated the Court of Appeals’ decision and has accepted the case for review. As of the date of this filing, the Indiana Supreme Court has not rendered any decision on the merits of the case nor indicated when or how it might rule.

The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict. The Company does not believe the excess carrier’s case has any merit and is vigorously defending this case. Activity in this case has been held in abeyance pending resolution of appeals in the “dramshop” case. The Company has filed counter-claims against the excess carrier and cross-claims against the primary carrier and its third-party administrator. The Company’s third-party administrator has executed an indemnification agreement indemnifying the Company against any liability resulting from the alleged failure to give notice to the excess insurance carrier.

As a result of the affirmation verdict by the Court of Appeals, the Company has recorded the $39,000,000 verdict as a non-current liability in its Consolidated Balance Sheet as well as a non-current receivable for the same amount which would be due from insurance carriers should this verdict prevail upon appeal.

In connection with the Company’s customary review of the results of international operations, it recently discovered that employees of Aussie Chung Ltd., the Company’s 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, the Company’s Audit Committee engaged outside counsel to investigate the matter, and that investigation is substantially complete. Based on the results of the investigation to date, the payments, which were less than $75,000, may have violated the U.S. Foreign Corrupt Practices Act as well as South Korean law. The chief executive officer, chief operating officer and director of treasury of Aussie Chung have resigned as employees and from all offices they hold with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. The chief executive officer and the chief operating officer are minority owners of Aussie Chung. No other employees of Aussie Chung and no members of the Company’s management outside South Korea were implicated in the improper payments.

The Company has voluntarily reported this matter to the staff of the Securities and Exchange Commission and the U.S. Department of Justice. If the U.S. authorities determine that there has been a violation of the Foreign Corrupt Practices Act, they may seek to impose sanctions on the Company that may include injunctive relief, fines, penalties and modifications to the Company’s business practices. The Company could also face sanctions from South Korean authorities.

It is not possible at this time to predict whether the authorities will seek to impose sanctions on the Company, and if they do, what those sanctions might be. It is also not possible to predict how any U.S. or South Korean governmental investigation or resulting sanctions may impact the Company’s business in South Korea. Depending upon how these matters are resolved, the Company’s results of operations and prospects for growth in South Korea could be significantly impacted. In 2005, Aussie Chung had revenues and net income of $209,819,000 and $11,629,000, respectively, representing approximately 5.8% and 7.8% of the Company’s consolidated revenues and net income.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUARANTEES — The Company guarantees debt owed to banks by some of its franchisees, joint venture partners and unconsolidated affiliates. The maximum amount guaranteed is approximately $33,960,000 with outstanding guaranteed amounts of approximately $32,386,000 at December 31, 2005. The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. The default would trigger a right for the Company to take over the borrower’s franchise or partnership interest.

LONG-TERM INCENTIVES — On December 8, 2005, the Board approved long-term incentive agreements for certain of its brand presidents. The agreements had not been entered into as of December 31, 2005, but payments will be contingent on employment as brand president for a ten-year term (a reduced payment may be made upon completion of the eighth year). The agreements will provide for minimum payments of $500,000 to $1,000,000 per individual upon completion of the term. In addition, upon completion of the term, the individual will receive 5% of the excess, if any, of cumulative operating profit of the brand over the cumulative cost of capital employed in the brand. The cost of capital is subject to annual adjustment by the Company.

INSURANCE — The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2005	2004	2003
Workers' Compensation	$1,000,000	$1,000,000	$1,000,000
General Liability (1)	1,500,000	1,500,000	1,000,000
Health (2)	300,000	300,000	230,000
Property Coverage	5,000,000	5,000,000	5,000,000
____________
(1)
Beginning in 2004, for claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)	The Company is self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year.

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

13. BUSINESS COMBINATIONS

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

In April 2003, the Company obtained a controlling interest in its franchise operating restaurants in Japan. The results of the Japanese operations and the associated minority interest have been reflected in the consolidated financial statements since that date. As part of this realignment, the Company contributed approximately $2,488,000 in capital and became directly liable for approximately $19,741,000 of debt that the Company previously guaranteed for the franchise (see Note 6 of Notes to Consolidated Financial Statements). As a result of this transaction, the Company recorded goodwill of approximately $10,440,000, none of which is deductible for income tax purposes.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS COMBINATIONS (CONTINUED)

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

In March 2004, the Company acquired the 36% minority ownership interests of its partners in nine Carrabba’s restaurants in Texas for approximately $3,738,000 in cash. The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. No minority interest for these stores has been reflected in the consolidated financial statements since that date. The Company recorded goodwill of approximately $4,722,000 associated with this transaction, all of which is expected to be deductible for income tax purposes.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS COMBINATIONS (CONTINUED)

In September 2004, the Company acquired an additional 39% ownership interest in the joint venture that operates Fleming’s for approximately $24,300,000 in cash and $14,700,000 paid in satisfaction of amounts outstanding under loans previously made by the Company to the joint venture partners. The Company completed this acquisition because it believes as development of new restaurants continues the additional cash flows provided from 90% ownership of this joint venture will meet its internally required rate of return and provide additional shareholder value. Since the date of acquisition, the Company has reduced the minority partners’ remaining interest to 10% in the consolidated financial statements. In connection with the allocation of the purchase price paid to acquire the additional ownership interest, the Company recorded tax-deductible goodwill of approximately $13,732,000 and trademark and trade dress assets with values of approximately $6,747,000 and $702,000, which will be amortized over 25 and 15 years, respectively (see Note 15 of Notes to Consolidated Financial Statements).

On January 1, 2005, the Company acquired the 50% minority ownership interests of its partner in four Carrabba’s restaurants in Ohio for approximately $5,200,000 in cash and the assumption of the employee partner buyout liability for these stores of approximately $590,000. The Company completed this acquisition because it believes the additional cash flows provided from 100% ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. No minority interest for these stores has been reflected in the Consolidated Financial Statements since that date. The Company recorded goodwill of approximately $4,100,000 associated with this transaction, all of which is expected to be deductible for income tax purposes (see Note 15 of Notes to Consolidated Financial Statements).

On a pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

14. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS

The Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) was approved by the shareholders of the Company in April 1999, and has subsequently been amended as deemed appropriate by the Company’s Board of Directors or shareholders. There are currently 23,500,000 shares of the Company’s common stock which may be issued and sold upon exercise of options under the Stock Option Plan. The term of options granted is determined by the Board of Directors and optionees generally vest in the options over a one to ten year period.

The purpose of the Stock Option Plan is to attract competent personnel, to provide long-term incentives to Directors and key employees, and to discourage employees from competing with the Company.

In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan to provide for the issuance of options to Managing Partners and other key employees of the Company upon commencement of employment and to Managing Partners upon completion of the term of their employment agreements. In 2005, this plan was amended to allow the issuance of restricted stock and was renamed the 2005 Amended and Restated Managing Partner stock Plan (“the MP Stock Plan”). No options or restricted stock may be granted under the MP Stock Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The Managing Partner Stock Plan is administrated by the Board of Directors. There are currently 7,500,000 shares of the Company’s common stock which may be issued or sold upon exercise of options under the MP Stock Plan. The term of options and restricted stock granted under the MP Stock Plan is determined by the Board of Directors and generally ranges from ten to fifteen years.

Options under the Stock Option Plan and the MP Stock Plan may be options which qualify under Section 422 of the Internal Revenue Code (“Incentive Stock Options”) or options which do not qualify under Section 422 (“Nonqualified Options”). To date, the Company has only issued Nonqualified Options.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

The exercise price for options granted under the Stock Option Plan generally cannot be less than fair market value at the date of grant of the shares covered by the option. The exercise price of options granted under the MP Stock Plan was historically determined by using a three-month weighted average stock price to eliminate the daily trading increases and decreases in the stock price. This averaging method resulted in certain option grants under the MP Stock Plan that were above or below the closing price as of the exact grant date. Compensation expense resulted if the exercise price of these options was less than the market price on the date of grant. The Company discontinued use of the average stock price in November 2005.

As of December 31, 2005, the Company had granted to employees of the Company a cumulative total of approximately 23,316,000 options (after forfeitures) under the Stock Option Plan to purchase the Company’s common stock at prices ranging from $0.19 to $43.90 per share, which was the estimated fair market value at the time of each grant, and approximately 618,000 shares of restricted stock. As of December 31, 2005, the Company had granted to employees of the Company a cumulative total of approximately 6,806,000 options (after forfeitures) under the MP Stock Plan to purchase the Company’s common stock at prices ranging from $29.23 to $46.93 per share and approximately 280,000 shares of restricted stock. As of December 31, 2005, options for approximately 2,377,000 shares and no shares of restricted stock were exercisable in total under both of the plans.

The remaining contractual life for options granted to corporate employees was approximately four to ten years, three to nine years and two to eight years and for options granted to restaurant Managing Partners was approximately nine to fifteen years, eight to fourteen years and seven to thirteen years for the options granted during 2005, 2004 and 2003, respectively.

The following table presents activity in the Company’s stock option plans for the years ended December 31, 2005, 2004 and 2003 (in thousands, except option prices and excluding restricted stock):
		WEIGHTED
		AVERAGE
		EXERCISE
	OPTIONS	PRICE
Outstanding at December 31, 2002	15,856	$25.56
Granted	2,824	36.56
Exercised	(1,951)	21.24
Forfeited	(353)	30.76
Outstanding at December 31, 2003	16,376	27.41
Granted	3,514	42.60
Exercised	(1,602)	22.34
Forfeited	(429)	31.66
Outstanding at December 31, 2004	17,859	30.47
Granted	1,427	43.03
Exercised	(2,130)	23.38
Forfeited	(513)	37.24
Outstanding at December 31, 2005	16,643	$32.25

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable stock options issued at December 31, 2005 (in thousands, except option prices):
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2005	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT DECEMBER 31, 2005	WEIGHTED-AVERAGE EXERCISE PRICE
$14.30 - $21.45	1,352	5.4	$17.33	570	$17.64
$21.52 - $32.18	7,060	7.8	26.96	1,594	26.23
$32.43 - $46.93	8,231	10.5	39.24	213	36.26
	16,643	9.0	32.25	2,377	25.07

The weighted average estimated fair value of stock options granted during 2005, 2004 and 2003 was $14.80, $12.67 and $10.29 per share, respectively.  As of December 31, 2005, 2004 and 2003 there were 2,377,000, 2,755,000 and 2,253,000 options exercisable at weighted average exercise prices of $25.07, $23.73 and $22.08, respectively.

Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $16,514,000, $14,527,000 and $13,189,000 in 2005, 2004 and 2003, respectively. The tax benefits are credited to additional paid-in capital.

The Company has a qualified defined contribution 401(K) plan covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed approximately $1,500,000, $1,350,000 and $1,071,000 to the 401(K) plan during the plan years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table presents restricted stock activity in the Company’s plans for the year ended December 31, 2005 (in thousands, except average fair value):

	NUMBER OF RESTRICTED SHARE AWARDS	WEIGHTED AVERAGE FAIR VALUE PER AWARD
Restricted share awards outstanding at December 31, 2004	-	$-
Granted	1,061	41.57
Vested	-	-
Forfeited	(17)	43.28
Restricted share awards outstanding at December 31, 2005	1,044	$41.54

Compensation expense recognized in net earnings for awards granted during the year ended December 31, 2005 was approximately $3,344,000. The Company did not grant restricted stock during the years ended December 31, 2004 and 2003. At December 31, 2005, unrecognized compensation expense related to restricted stock awards totaled approximately $40,858,000 and will be recognized over a weighted period of 5.4 years.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

During 2001, Mr. Lee Roy Selmon, a member of the Board of Directors invested approximately $101,000 for a 10% interest in the operations of a Company-owned restaurant that bears his name and to which he is making a material image contribution. Mr. Selmon will receive a 1% royalty from all future Lee Roy Selmon’s restaurants developed by the Company. In 2005, Mr. Selmon received distributions from the Selmon’s partnership in the amount of approximately $65,000 and royalties in the amount of approximately $41,000. Mr. Selmon also serves on the board of directors of Fifth Third Bank, Florida region, which is a division of Fifth Third Bancorp. Some of the Company’s individual restaurant locations have depository relationships with Fifth Third Bancorp.

A member of the Board of Directors, through his wholly-owned corporation, has made investments in the aggregate amount of approximately $331,000 in seven limited partnerships that are parties to joint ventures that own and operate certain Carrabba’s Italian Grill restaurants. In 2005, this director received distributions of approximately $42,000 from these partnerships.

A member of the Board of Directors and a named executive officer of the Company, through his revocable trust in which he and his wife are the grantors and trustees, and are the sole beneficiaries, owns a 100% interest in AWA III Steakhouse, Inc., which owns 2.5% of Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars. In 2005, this director and officer did not receive any distributions from these investments and paid in capital of approximately $364,000.

A named executive officer of the Company has made investments in the aggregate amount of approximately $625,000 in 27 limited partnerships that are parties to joint ventures that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants. In 2005, this officer received distributions from these partnerships of approximately $91,000. On January 1, 2005, the Company acquired four joint venture Carrabba’s restaurants from these limited partnerships (see Note 13 of Notes to Consolidated Financial Statements). This officer received approximately $141,000 as a result of his ownership interest in these joint venture restaurants. In addition, on August 1, 2005, this officer assigned to the Company his interests in 17 restaurants operating as either Carrabba's Italian Grills or Bonefish Grills for an aggregate purchase price of approximately $286,000. He had contributed an aggregate amount of approximately $317,000 for these interests.

A named executive officer of the Company has made investments in the aggregate amount of approximately $593,000 in 27 limited partnerships that are parties to joint ventures that own and operate one Outback Steakhouse or certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants. In 2005, this officer received distributions from these partnerships of approximately $81,000. On January 1, 2005, the Company acquired four joint venture Carrabba’s restaurants from these limited partnerships (see Note 13 of Notes to Consolidated Financial Statements). This officer received approximately $202,000 as a result of his ownership interest in these joint venture restaurants. In addition, on August 1, 2005, this officer assigned to the Company his interests in 25 restaurants operating as Outback Steakhouses, Carrabba's Italian Grills or Bonefish Grills to which he had contributed an aggregate amount of approximately $246,000. The officer agreed to assign his interests in the 25 restaurants to the Company for an aggregate purchase price of approximately $268,000.

A named executive officer of the Company has made investments in the aggregate amount of approximately $250,000 in seven limited partnerships that are parties to joint ventures that own and operate either certain Carrabba’s Italian Grill restaurants or Outback Steakhouse restaurants. In 2005, this officer received distributions from these partnerships of approximately $36,000. On December 5, 2005, this officer transferred to the Company his limited partnership interests in three Outback Steakhouse restaurants to which he had contributed an aggregate amount of approximately $150,000. He received approximately $162,000 in exchange for these assignments.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS (CONTINUED)

A sibling of a named executive officer of the Company has made investments in the aggregate amount of approximately $375,000 in two limited partnerships that each own and operate one Outback Steakhouse restaurant. In 2005, this sibling received distributions from these partnerships in the aggregate amount of approximately $162,000.

The parents and a certain sibling of a member of the Board of Directors made investments in the aggregate amount of approximately $131,000 in three unaffiliated limited partnerships that own and operate three Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, Inc. and received distributions from the partnerships in the aggregate amount of approximately $29,000 during 2005.

The relatives of a member of the Board of Directors made investments of approximately $66,000 in one unaffiliated limited partnership that owns and operates two Bonefish Grill restaurants as a franchisee of Bonefish. They received distributions from this partnership in the aggregate amount of approximately $15,000 during 2005.

In January 2006, a member of the Company’s Board of Directors became a director on the board of Bank of America Corporation. The Company has various corporate banking relationships with Bank of America, and they participate as a lender in the Company’s $150,000,000 revolving credit facility. In addition, individual restaurant locations have depository relationships with Bank of America in the ordinary course of business.

16. SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates restaurants under eight brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments. Approximately 7%, 5% and 4% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were attributable to operations in foreign countries, and approximately 7%, 6% and 5% of the Company’s total long-lived assets were located in foreign countries where the Company holds assets as of December 31, 2005, 2004 and 2003, respectively.

17. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
			(restated)
Net income	$149,601	$156,057	$167,255
Basic weighted average number of common shares outstanding	73,952	74,117	75,256
Basic earnings per common share	$2.02	$2.11	$2.22
Effect of dilutive stock options	2,589	3,432	3,137
Diluted weighted average number of common shares outstanding	76,541	77,549	78,393
Diluted earnings per common share	$1.95	$2.01	$2.13

Diluted earnings per common share excludes antidilutive stock options of approximately 2,393,000, 1,671,000 and 724,000 during 2005, 2004 and 2003, respectively.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS

On January 24, 2006, the Company entered into an agreement in principle to sell its 50% interest in the Paul Lee’s Chinese Kitchen (“PLCK”) joint venture to its partner. Upon closing the sale, the Company will receive a promissory note with a maximum principal amount of $2,000,000 due and payable February 1, 2011, with interest payable annually to the extent that cash flows from PLCK can fund those payments (any unpaid interest will increase the principal balance of the note). If PLCK is sold or liquidated prior to full payment of the note, the Company will receive, in full satisfaction of the note, 50% of the proceeds of sale or liquidation up to the outstanding principal and accrued and unpaid interest amounts under the note. Additionally, the Company will have a “reinvestment option” whereby at any time the note remains outstanding, the Company may acquire a 50% ownership interest in PLCK upon payment of 50% of all capital contributions made to PLCK by the other partner subsequent to the sale and an additional amount equal to the greater of $1,000,000 and 10% of the additional capital invested after the sale. The Company does not expect to incur material costs or future cash expenditures as a result of the sale. In connection with the planned sale of Paul Lee’s Chinese Kitchen, the Company recorded intangible and other asset impairments totaling approximately $7,500,000, net of minority interest, in its financial results for the fourth quarter of 2005.

On January 24, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend was paid March 3, 2006 to shareholders of record as of February 17, 2006.

On February 6, 2006, the Company purchased ten Outback Steakhouses from its franchisee in Eastern Canada for approximately $7,400,000 in cash and the assumption of the employee partner buyout liability for these locations of approximately $743,000 and accrued vacation liability of approximately $24,000.  The Company completed this acquisition because it believes the additional cash flows provided from ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value.  The Company recorded goodwill of approximately $3,482,000 associated with this transaction, $2,612,000 of which is expected to be deductible for income tax purposes.

On February 13, 2006, the Company’s Board of Directors authorized the repurchase of an additional 1,500,000 shares of the Company’s common stock. As a result of this authorization, the Company has the ability to repurchase up to 3,000,000 shares under authorized plans in addition to repurchasing shares on a regular basis to offset shares issued as a result of stock option exercises.

In February 2006, the Company entered into a verbal agreement to sell two of its Company-owned Bonefish Grills to a franchisee. This transaction will be effective as of January 1, 2006 and should be finalized in March 2006.

Effective March 10, 2006, the Company amended a $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011.  The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR).  The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and a maximum total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio of 3.0 to 1.0.

The Company also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.

Effective March 10, 2006, Outback Japan amended its $10,000,000 revolving credit facility that was scheduled to mature in June 2007, with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR.  The credit agreement amendment contains certain restrictions and conditions as defined in the agreement.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ending as indicated (in thousands, except per share data):

	2005
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$895,122	$915,789	$872,444	$918,311
Income from operations	83,669	66,371	48,862	35,243
Income before provision for income taxes and
elimination of minority interest	81,945	65,219	47,597	32,553
Net income (1)	50,958	40,405	30,132	28,106
Basic earnings per share	$0.69	$0.55	$0.41	$0.38
Diluted earnings per share	$0.66	$0.53	$0.39	$0.37

	2004
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$793,724	$804,760	$780,598	$822,668
Income from operations	78,515	69,249	43,457	60,810
Income before provision for income taxes and
elimination of minority interest	77,269	68,617	42,415	59,346
Net income (1)	47,831	43,311	27,316	37,599
Basic earnings per share	$0.64	$0.58	$0.37	$0.51
Diluted earnings per share	$0.61	$0.56	$0.36	$0.49
____________
(1)
Net income includes $776,000, $7,679,000, $1,396,000 and $17,144,000 in provisions for impaired assets and restaurant closings in the first, second, third and fourth quarters of 2005, respectively, and $2,394,000 in provisions for impaired assets and restaurant closings in the third quarter of 2004.

Outback Steakhouse, Inc.
Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Outback Steakhouse, Inc:

We have completed integrated audits of Outback Steakhouse, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Outback Steakhouse, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 16, 2006

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following information is disclosed under this item in lieu of being disclosed in a separate report on Form 8-K.

Item 1.01: Entry into a Material Definitive Agreement.

Effective March 10, 2006, the Company amended a $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011.  The amended line of credit with Wachovia Bank, National Association permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180 day London Interbank Offered Rate (LIBOR).  The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and a maximum total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio of 3.0 to 1.0.

The Company also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line with Wachovia Bank, National Association permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letters of credit.  The credit agreement contains certain restrictions and conditions as defined in the agreement.

Effective March 10, 2006, Outback Steakhouse Japan amended its $10,000,000 revolving credit facility that was scheduled to mature in June 2007, with a new maturity date in June 2011. The amended line of credit with Wachovia Bank, National Association, London branch permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR.  The credit agreement amendment contains certain restrictions and conditions as defined in the agreement.

Item 2.03: Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

The information described above under “Item 1.01: Entry into a Material Definitive Agreement” is hereby incorporated herein by reference.

Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective March 13, 2006, the Company’s Board of Directors approved an amendment to the Company’s bylaws to provide that if there shall be any vacancy in the Board of Directors for any reason, including, but not limited to, death, resignation, or as provided by law, the Certificate of Incorporation or these Bylaws (including any increase in authorized number of directors), the remaining directors shall constitute the Board of Directors until such vacancy is filled. The remaining directors may fill any vacancy in the Board for the unexpired term; however, any director appointed to fill a vacancy after the 2006 Annual Meeting of the Shareholders, (including vacancies resulting from an increase in the number of directors), must stand for election (for such term as the Board determines) at the next annual meeting of the shareholders.

This amendment replaces in its entirety the previous provision regarding vacancy that stated, if there shall be any vacancy in the Board of Directors for any reason, including, but not limited to, death, resignation, or as provided by law, the Certificate of Incorporation or these Bylaws (including any increase in authorized number of directors), the remaining directors shall constitute the Board of Directors until such vacancy is filled. The remaining directors may fill any vacancy in the Board for the unexpired term.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our executive officers and directors is incorporated herein by reference to the information in the section entitled “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

The information required by this Item concerning the members of our Audit Committee and the designation of the financial expert is incorporated herein by reference to the information set forth under the section entitled “Independence of Directors” in our Proxy Statement.

We have adopted a written code of ethics that applies to our senior financial officers, including our chief executive officer, chief operating officer, president, chief financial officer, controller, treasurer and chief internal auditor, if any, of  Outback Steakhouse, Inc. and of each significant subsidiary. This code is available on our website at http://www.outback.com/companyinfo/corporategovernance.asp. We intend to disclose future amendments or waivers of provisions granted to our senior financial officers on this website.

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

The following table provides information about the common stock that may be issued under all of Outback Steakhouse, Inc.’s existing equity compensation plans as of December 31, 2005 (in thousands, except option prices):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1) (2)	17,537	$30.60	414
Equity compensation plans not approved by security holders (3)	150	-	-
	17,687	$30.34	414
____________
(1)	Outback Steakhouse, Inc. 2004 Amended and Restated Stock Option Plan.
(2)	Outback Steakhouse, Inc. 2005 Amended and Restated Managing Partner Stock Plan. See Item 8, Note 14 of Notes to Consolidated Financial Statements for a description of the Managing Partner Stock Plan.
(3)	Outback Steakhouse, Inc. inducement grants

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information set forth under the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information set forth under the section entitled “Report by the Audit Committee” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) LISTING OF FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant’s Annual Report to Shareholders, are included in Item 8:

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

None.

(a)(3) EXHIBITS

The exhibits in response to this portion of Item 15 are listed below.

Number	Description

3.01	Certificate of Incorporation of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

3.01 (b)	Amendment to Certificate of Incorporation, June 15, 1992 (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-4958, and incorporated herein by reference)

3.01 (c)	Amendment to Certificate of Incorporation, August 2, 1994 (included as an exhibit to Registrant’s Securities Registration Statement on Form S-3, No. 33-83228, and incorporated herein by reference)

3.01 (d)	Amendment to Certificate of Incorporation, April 13, 1997 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

3.02	Bylaws of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

3.02 (b)	Amendment to Bylaws of the Company (filed herewith)

Number	Description

4.80
Revolving Credit Facility (multi-currency) in a principal amount not exceeding $10,000,000 dated December 2003 by and among Outback Steakhouse Japan KK, a Japanese company (the "Borrower"), and SUNTRUST BANK, a Georgia banking corporation (the "Lender") (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

4.81
First Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement between Outback Steakhouse Japan KK and Wachovia Bank, NA (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.82
$150,000,000 Credit Agreement dated as of April 27, 2004 among Outback Steakhouse, Inc., The Banks Listed Herein, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Arranger, SunTrust Bank as Syndication Agent and SouthTrust Bank, as Documentation Agent (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.83
$20,000,000 Credit Agreement dated as of April 27, 2004 between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.84
First Amendment to Credit Agreement dated as of April 28, 2005 by and among Outback Steakhouse, Inc., Wachovia Bank, National Association and Outback Steakhouse of Florida, Inc., Carrabba’s Italian Grill, Inc., Outback Steakhouse International, Inc., OS Capital, Inc., OS Pacific, Inc., OS Prime, Inc., Bonefish Grill, Inc. and Outback Sports, LLC (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

4.85
Amended and Restated Note between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

4.86
Amended and Restated Credit Agreement dated as of March 10, 2006 entered into by and among Outback Steakhouse, Inc., the Banks listed herein, Wachovia Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent and Bank of America, N.A, and Wells Fargo Bank, National Association, as Co-Documentation Agents (filed herewith)

4.87
Amended and Restated Guaranty Agreement made as of the 10th day of March, 2006, by the undersigned to and for the benefit of Wachovia Bank, National Association, a national banking association in its capacity as Agent for itself, the Banks and the Swing Line Lender and their successors and assigns (filed herewith)

4.88
Second Amendment to Credit Agreement made as of the 10th day of March, 2006, by and among Outback Steakhouse, Inc. Wachovia Bank, National Association, and Outback Steakhouse of Florida, Inc., Carrabba’s Italian Grill, Inc., Outback Steakhouse International, Inc., OS Capital, Inc., OS Pacific, Inc., OS Prime, Inc., OS Tropical, Inc. and Bonefish Grill, Inc. (filed herewith)

4.89
Second Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement made as of the 10th day of March, 2006, by and among Outback Steakhouse Japan KK, Wachovia Bank, National Association, London Branch and Outback Steakhouse, Inc., Outback Steakhouse International, Inc. and Outback Steakhouse International, L.P. (filed herewith)

4.90
Third Amendment to Credit and Guaranty Agreement made as of the 10th day of March, 2006, by and among RY-8, Inc., Wachovia Bank, National Association, Roy’s Holdings, Inc., Outback Steakhouse, Inc. and OS Pacific, Inc. (filed herewith)

Number	Description

10.01
Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.02*
Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and Robert D. Basham (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.03*
Service and Non-Competition Agreement dated January 2, 1990, between Outback Florida and John Timothy Gannon (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.04*
Employment Agreement dated February 2, 1988, between Outback Florida and John Timothy Gannon (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

10.05	Lease for the Company’s executive offices (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

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

10.13*
Employment Agreement dated April 27, 2000 by and among Steven T. Shlemon, OS Restaurant Services, Inc. and Carrabba’s Italian Grill, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.14
Operating Agreement for Cheeseburger in Paradise, LLC a Delaware Limited Liability Company (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.15
Contribution Agreement by and among OSS/BG, LLC, OS SEA, INC., Bonefish Grill, LLC, Bonefish Grill Holdings, Inc., Timothy V. Curci and Christopher L. Parker dated as of October, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.16*
Amended and Restated Employment Agreement dated May 1, 2002 between A. William Allen, III and OS Restaurant Services, Inc., OS Prime, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.17*
Employment Agreement dated April, 2002 between Joseph J. Kadow and Outback Steakhouse of Florida and OS Management, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.18*
Employment Agreement dated January 1, 2004 between Paul E. Avery and OS Restaurant Services, Inc. and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.19*
Employment Agreement dated January 1, 2004 between Benjamin P. Novello and OS Restaurant Services, Inc. and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.20
Designation Rights Agreement for the Purchase of Certain Designation Rights Relating to Real Estate and Leasehold Interests of Chi-Chi’s, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 3, 2004 and incorporated herein by reference)

10.21
Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., AWA III Steakhouses, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.22
Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., FPSH Limited Partnership, and Paul M. Fleming (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.23
Second Amendment to Credit and Guaranty Agreement by and among RY-8, Inc., Wachovia Bank, National Association, Roy’s Holdings, Inc., Outback Steakhouse, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

10.24
Second Amended and Restated Indemnity Agreement by and among RY-8, Inc., Roy’s Holdings, Inc., Outback Steakhouse, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

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

10.29
Amended and Restated Agreement of Borrower by and among T-Bird Nevada, LLC, Thomas J. Shannon, Jr., Outback Steakhouse, Inc., and the franchisees included in Exhibit A to the agreement (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.30
First Amendment to Asset Purchase Agreement by and between Bonefish Grill, Inc., Gray Ghost, LLC, Gray Ghost Holdings, Inc., Timothy V. Curci and William Lewis Parker, personal representative of the estate of Christopher L. Parker, deceased, dated as of December 2004 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.31*
Description of Employment Terms and Bonus Arrangements for Named Executive Officers (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.32*
Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (included as an exhibit to Registrant’s Notice of Annual Meeting of Stockholders to be held on April 27, 2005 and incorporated herein by reference)

10.33*
Employment Agreement effective March 8, 2005 by and among A. William Allen, III, OS Restaurant Services, Inc., and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.34*
Amendment to Officer Employment Agreement entered into by and among OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Paul E. Avery effective for all purposes as of March 8, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.35*
Outback Steakhouse, Inc. Amendment to and Assignment of Officer Employment Agreement entered into by and among OS Management, Inc., Outback Steakhouse of Florida, Inc., and Outback Steakhouse, Inc. and Joseph J. Kadow executed the 27th day of April, 2005, to be effective for all purposes as of April 27, 2005 (filed herewith)

10.36*
Restricted Stock Agreement effective April 27, 2005 by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.37*
Restricted Stock Agreement effective April 27, 2005 by and between Outback Steakhouse, Inc. and General (Ret) Tommy R. Franks (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 26, 2005 and incorporated herein by reference)

Number	Description

10.38*
Summary of Consulting Arrangement between Robert S. Merritt and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.39	Restricted Stock Agreement, Partner Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.40	Restricted Stock Agreement, Director Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.41	Restricted Stock Agreement, Officer Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.42	Restricted Stock Agreement, Officer Inducement Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.43
First Amendment to Lease Agreement made as of June 14, 1999 between Crescent Resources, Inc. and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.44
Second Amendment to Lease dated as of October 19, 2001 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.45
Third Amendment to Lease Agreement made as of December 31, 2003 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.46
Fourth Amendment to Lease Agreement made as of March 17, 2005 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.47
Fifth Amendment to Lease Agreement made as of June 23, 2005 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.48*
Restricted Stock Agreement by and between Outback Steakhouse, Inc. and Richard Renninger effective on the date of commencement of Grantee’s employment with the Company (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.49
Amended and Restated Sublicense Agreement dated as of July 22, 2005 and effective as of January 1, 2005 by and between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.50
Action by Unanimous Written Consent of the Members of OS/PLCK, LLC executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

Number	Description

10.51
Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.52
License Agreement amended effective September 20, 2005 by and among Outback Sports, LLC, OS Suites, LTD., OS Golf Marketing, LTD., Horne Tipps Trophy Suites, Inc., Horne Tipps Paradise Golf, LTD., Horne Tipps Holding Company, William E. Horne, James R. Tipps, Jr., Joseph L. Rousselle, Jr. and Craig Gonzales (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 23, 2005 and incorporated herein by reference)

10.53*
Officer Employment Agreement made and entered into effective October 18, 2005, for a term commencing November 1, 2005, by and among Dirk Montgomery and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.54*
Restricted Stock Agreement made and entered into by and between Outback Steakhouse, Inc. and Dirk Montgomery effective on the date of commencement of Grantee’s employment with the Company (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.55*	Restricted Stock Agreement made and entered into effective October 26, 2005, by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Joseph J. Kadow (filed herewith)

10.56*	Restricted Stock Agreement made and entered into effective December 31, 2005, by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc. and A. William Allen, III (filed herewith)

10.57	Sixth Amendment to Lease Agreement made and entered into as of January 9, 2006 by and between Corporate Center One Owner LLC and Outback Steakhouse, Inc. (filed herewith)

21.01	List of Subsidiaries (filed herewith)

23.01	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

Date: March 16, 2006	OUTBACK STEAKHOUSE, INC.

By: /s/ A. William Allen, III
A. William Allen, III Chief Executive Officer (Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ A. William Allen, III	Director, Chief Executive Officer (Principal Executive Officer)	March 16, 2006
A. William Allen, III

/s/ Dirk A. Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
Dirk A. Montgomery

/s/ Chris T. Sullivan	Chairman of the Board	March 16, 2006
Chris T. Sullivan

/s/ Robert D. Basham	Vice Chairman of the Board	March 16, 2006
Robert D. Basham

/s/ John A. Brabson, Jr.	Director	March 16, 2006
John A. Brabson, Jr.

/s/ W.R. “Max” Carey, Jr.	Director	March 16, 2006
W.R. “Max” Carey, Jr.

/s/ Debbi Fields	Director	March 16, 2006
Debbi Fields

/s/ Thomas A. James	Director	March 16, 2006
Thomas A. James

/s/ Lee Roy Selmon	Director	March 16, 2006
Lee Roy Selmon

Signature	Title	Date

/s/ Toby S. Wilt	Director	March 16, 2006
Toby S. Wilt

/s/ General (Ret) Tommy Franks	Director	March 16, 2006
General (Ret) Tommy Franks