Form 10-Q
period 2006-03-31
OSI RESTAURANT PARTNERS, INC.
filed 2006-05-10
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 1-15935

OSI RESTAURANT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-3061413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)

(813) 282-1225
(Registrant's telephone number, including area code)

Outback Steakhouse, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of May 8, 2006, the registrant had outstanding 74,906,513 shares of Common Stock, $.01 par value.

OSI RESTAURANT PARTNERS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2006
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$61,368	$84,876
Short-term investments	1,832	1,828
Inventories	68,721	68,468
Deferred income tax assets	17,201	17,719
Other current assets	71,068	51,746
Total current assets	220,190	224,637
Property, fixtures and equipment, net	1,443,244	1,389,605
Investments in and advances to unconsolidated affiliates, net	22,774	21,397
Deferred income tax asset	46,201	33,073
Goodwill	114,827	111,318
Intangible assets	11,415	11,562
Other assets	137,201	142,114
Notes receivable collateral for franchisee guarantee	31,150	31,150
	$2,027,002	$1,964,856

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$85,398	$98,020
Sales taxes payable	18,772	17,761
Accrued expenses	142,407	130,583
Current portion of partner deposit and accrued buyout liability	23,988	15,175
Unearned revenue	49,258	110,448
Income taxes payable	19,948	695
Current portion of long-term debt	71,444	63,442
Total current liabilities	411,215	436,124
Partner deposit and accrued buyout liability	78,149	71,591
Deferred rent	57,379	55,206
Long-term debt	129,200	90,623
Guaranteed debt of franchisee	31,283	31,283
Other long-term liabilities	45,133	45,890
Total liabilities	752,359	730,717
Commitments and contingencies
Minority interests in consolidated entities	44,472	45,573
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 75,483 and 74,854 shares outstanding as
of March 31, 2006 and December 31, 2005, respectively	788	788
Additional paid-in capital	296,274	291,035
Retained earnings	1,112,012	1,104,423
Accumulated other comprehensive income (loss)	2,054	384
Unearned compensation related to outstanding restricted stock	-	(40,858)
	1,411,128	1,355,772
Less treasury stock, 3,267 and 3,896 shares at March 31, 2006
and December 31, 2005, respectively, at cost	(180,957)	(167,206)
Total stockholders’ equity	1,230,171	1,188,566
	$2,027,002	$1,964,856

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenues
Restaurant sales	$984,399	$890,041
Other revenues	5,626	5,081
Total revenues	990,025	895,122
Costs and expenses
Cost of sales	358,245	325,170
Labor and other related	269,352	227,237
Other restaurant operating	215,360	178,882
Depreciation and amortization	35,356	29,450
General and administrative	54,122	49,841
Provision for impaired assets and restaurant closings	2,532	776
Income from operations of unconsolidated affiliates	(628)	97
Total costs and expenses	934,339	811,453
Income from operations	55,686	83,669
Other income (expense), net	(328)	(934)
Interest income	557	368
Interest expense	(2,371)	(1,158)
Income before provision for income taxes and
elimination of minority interest	53,544	81,945
Provision for income taxes	16,866	27,559
Income before elimination of minority interest	36,678	54,386
Elimination of minority interest	3,639	3,428
Net income	$33,039	$50,958

Basic earnings per common share
Net income	$0.45	$0.69
Basic weighted average number of shares outstanding	74,083	73,800

Diluted earnings per common share
Net income	$0.43	$0.66
Diluted weighted average number of shares outstanding	77,111	77,267

Cash dividends per common share	$0.13	$0.13

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Cash flows from operating activities:
Net income	$33,039	$50,958
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,356	29,450
Provision for impaired assets and restaurant closings	2,532	776
Stock-based compensation expense	18,792	2,277
Income tax benefit credited to equity	5,239	3,686
Excess income tax benefits from stock-based compensation	(3,047)	-
Minority interest in consolidated entities’ income	3,639	3,428
(Income) loss from operations of unconsolidated affiliates	(628)	97
Change in deferred income taxes	(12,610)	(9,406)
Increase in deferred rent	2,173	2,568
Loss on disposal of property, fixtures and equipment	284	1,783
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(42)	6,210
Increase in other current assets	(19,212)	(1,246)
Increase in other assets	(634)	(1,695)
Increase in accounts payable, sales taxes payable and accrued expenses	89	22,807
Increase in partner deposit and accrued buyout liability	616	2,631
Decrease in unearned revenue	(61,190)	(58,229)
Increase in income taxes payable	19,253	28,868
Decrease in other long-term liabilities	(757)	-
Net cash provided by operating activities	22,892	84,963
Cash flows used in investing activities:
Purchase of investment securities	(1,934)	-
Maturities of investment securities	1,930	350
Cash paid for acquisitions of businesses, net of cash acquired	(7,456)	(5,200)
Capital expenditures	(85,769)	(64,796)
Proceeds from the sale of property, fixtures and equipment	4,940	2,638
Payments from unconsolidated affiliates	141	71
Distributions to unconsolidated affiliates	-	(115)
Investments in and advances to unconsolidated affiliates	-	(72)
Net cash used in investing activities	$(88,148)	$(67,124)

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	$67,367	$29,869
Proceeds from minority interest contributions	881	1,130
Distributions to minority interest	(5,621)	(4,007)
Repayments of long-term debt	(20,788)	(11,785)
Dividends paid	(9,779)	(9,601)
Excess income tax benefits from stock-based compensation	3,047	-
Payments for purchase of treasury stock	(11,576)	(17,868)
Proceeds from reissuance of treasury stock	18,217	9,807
Net cash provided by (used in) financing activities	41,748	(2,455)
Net (decrease) increase in cash and cash equivalents	(23,508)	15,384
Cash and cash equivalents at the beginning of the period	84,876	87,977
Cash and cash equivalents at the end of the period	$61,368	$103,361
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,384	$1,071
Cash paid for income taxes, net of refunds	5,267	2,833
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$2,751	$636

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

On April 25, 2006, the shareholders of Outback Steakhouse, Inc. approved changing the name of the corporation to OSI Restaurant Partners, Inc. (the “Company”). This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2005 10-K.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts shown in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2006 presentation. Distribution expense to employee partners has been included in the line item “Labor and other related” expenses for managing partner distributions and in “General and administrative” expenses for area operating partner distributions in the Unaudited Consolidated Statements of Income. Employee partner stock buyout expense has been included in “General and administrative” expenses in the Unaudited Consolidated Statements of Income. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

2. Stock-Based Compensation

Adoption of New Accounting Pronouncement

Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value based method requires the company to expense all stock-based employee compensation. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. The Company has adopted SFAS No. 123R using the modified prospective method. Accordingly, the Company has expensed all unvested and newly granted stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated.

The incremental pre-tax stock-based compensation expense recognized for stock options due to the adoption of SFAS 123R for the three months ended March 31, 2006 was approximately $2,564,000. Total stock-based compensation expense, including the incremental pre-tax stock-based compensation expense above and employee partner stock buyout expense, was approximately $18,792,000, with an associated tax benefit of approximately $6,938,000 for the three months ended March 31, 2006. The Company did not capitalize any stock-based compensation costs during the three months ended March 31, 2006.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Adoption of New Accounting Pronouncement (continued)

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the intrinsic value method. No stock-based employee compensation cost was reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share amounts using the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):
THREE MONTHS ENDED
MARCH 31,
2005
Net income	$50,958
Stock-based employee compensation expense included in net income, net of related taxes	1,380
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(4,662)
Pro forma net income	$47,676
Earnings per common share:
Basic	$0.69
Basic - pro forma	$0.65

Diluted	$0.66
Diluted - pro forma	$0.62

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the three months ended March 31, 2005: (1) risk-free interest rates of 4.29%; (2) dividend yield of 1.24%; (3) expected lives of 6.3 years; and (4) volatility of 29.1%. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes under SFAS No. 123R. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no grants of stock options in the three months ended March 31, 2006. Results may vary depending on the assumptions applied within the model. In 2005, the Company identified certain assumptions surrounding the forfeiture of stock options used in the Black-Scholes model calculation and attribution of expense that were not correctly reflected in its pro forma expense. For the three months ended March 31, 2005, the Company presents pro forma compensation expense amounts that reflect actual attribution and forfeitures that occurred in that period.

Stock-Based Compensation Plans

The Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) was approved by the shareholders of the Company in April 1999, and has subsequently been amended as deemed appropriate by the Company’s Board of Directors or shareholders. There are currently 23,500,000 shares of the Company’s common stock which may be issued and sold upon exercise of options or grants of restricted common stock under the Stock Option Plan. The term of options and restricted stock granted is determined by the Board of Directors and grantees generally vest in the options or shares over a one to ten year period.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The purpose of the Stock Option Plan is to attract competent personnel, to provide long-term incentives to Directors and key employees, and to discourage employees from competing with the Company.

In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan to provide for the issuance of options to managing partners and other key employees of the Company upon commencement of employment and to managing partners upon completion of the term of their employment agreements. In 2005, this plan was amended to allow the issuance of restricted stock and was renamed the 2005 Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”). No options or restricted stock may be granted under the MP Stock Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The MP Stock Plan is administrated by the Board of Directors. There are currently 7,500,000 shares of the Company’s common stock which may be issued or sold upon exercise of options under the MP Stock Plan. The term of options and restricted stock granted under the MP Stock Plan is determined by the Board of Directors and generally ranges from ten to fifteen years.

Options under the Stock Option Plan and the MP Stock Plan may be options which qualify under Section 422 of the Internal Revenue Code (“Incentive Stock Options”) or options which do not qualify under Section 422 (“Nonqualified Options”). To date, the Company has only issued Nonqualified Options.

The exercise price for options granted under the Stock Option Plan and the MP Stock Plan generally cannot be less than fair market value at the date of grant of the shares covered by the option. The exercise price of options granted under the MP Stock Plan was historically determined by using a three-month weighted average stock price to eliminate the daily trading increases and decreases in the stock price. This averaging method resulted in certain option grants under the MP Stock Plan that were above or below the closing price as of the exact grant date. Compensation expense resulted if the exercise price of these options was less than the market price on the date of grant. The Company discontinued use of the average stock price in November 2005.

In 2006, the Company adopted the OSI Restaurant Partners, Inc. Partner Equity Plan (the “PEP”) for managing partners and chef partners in domestic restaurants. The PEP, as approved by the Board and the shareholders, includes the Partner Equity Deferred Compensation Diversified Plan (the “Diversified Plan”) and the Partner Equity Deferred Compensation Stock Plan (the “Stock Plan”).

When a managing partner or chef partner of a domestic restaurant executes a five-year employment agreement, he or she makes a capital contribution in exchange for a partnership interest in the restaurant. Upon completion of each five-year term of employment, the participating partners will receive a deferred compensation benefit. The Diversified Plan will permit partners to direct the investment of their deferred compensation accounts into a variety of benchmark investment funds. Specified portions of partners’ accounts will be required to be invested in the Stock Plan (a minimum of 75%, 50% and 25% based on completion of the first, second and third or subsequent employment terms, respectively).  Only shares of the Company’s common stock purchased on the open market will be utilized in the Stock Plan.

The PEP is effective for all new partner employment agreements signed after March 1, 2006 and will replace the issuance of stock options to partners upon completion of their terms of employment. In addition, during the first quarter of 2006, all partners with existing employment agreements were given an opportunity to elect to participate in the PEP in lieu of the receipt of stock options upon completion of their terms of employment. As a result, the only partners who will receive stock option grants under the MP Stock Plan in the future are those partners who executed an employment agreement prior to March 1, 2006 and who did not elect to participate in the PEP.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The Stock Plan is intended to be an unfunded, unsecured promise to pay the participant the Common Stock, subject to the terms and conditions of the Stock Plan. The Diversified Plan also is intended to be an unfunded, unsecured promise to pay the participant in cash, subject to the terms and conditions of the Diversified Plan.

The Company currently intends to fund its PEP obligation by making a cash contribution to an irrevocable grantor or “rabbi” trust upon each partner’s completion of a term of employment (the Company is the sole owner of any assets in the trust and participants are general creditors of the Company with respect to their benefits under the PEP). A specified percentage of these funds will be required to be used by the trustee to purchase shares of the Company’s common stock on the open market. No shares will be issued by the Company to the PEP.

All distributions from Stock Plan accounts will be made in whole shares of Common Stock. Distributions from Diversified Plan accounts will be made in cash. Amounts credited to a partner’s accounts are fully vested at all times. The maximum number of shares that may be distributed pursuant to the Stock Plan is 5,000,000, subject to adjustment for stock dividends, stock splits and certain other changes in the Company's capitalization.

Participants’ Stock Plan accounts will be credited with phantom shares of the Company’s common stock at the time of a contribution based on the amount of the cash contribution to the Stock Plan and the closing trading price of the Company’s common stock on the NYSE on the day of the contribution (or, if there is no trading of the shares on that day, on the next date on which trading occurs). Accounts will be credited with notional gains or losses from the date the contribution is credited based on actual increases and decreases in the value of the Company’s common stock. A participant will have no voting rights or other rights as a shareholder based on phantom shares of the Company’s common stock credited to his or her account, and the Company will have no obligation to set aside or reserve the Company’s common stock for the purpose of meeting its obligations under the Stock Plan. Notwithstanding the foregoing, a participant will be entitled to receive credits to his or her account under the Diversified Plan equal to the amount of any dividends that are payable on the Company’s common stock based on the number of phantom shares of the Company’s common stock credited to the participant’s account at the time such dividend is declared. Although participants’ accounts in the Stock Plan will not actually hold the Company’s common stock, the Company expects to cause the trust to purchase the Company’s common stock in the open market in amounts equal to the number of phantom shares credited to the Stock Plan accounts. The Company will not issue shares of its common stock to the trust for PEP from its treasury or from authorized and unissued shares without shareholder approval.

A participant will have no discretion with respect to the time and form of benefit payments under the PEP. Except in the event of the death or disability of the participant, each account will be distributed to the participant in three payments:

-	25% of the then total account balance will be distributed five years after the Company contribution is made (which generally occurs at the end of the five-year employment term);
-	an additional 25% of the account (i.e., one-third of the remaining account balance) will be distributed seven years after the Company contribution is made; and
-	the remaining account balance will be distributed 10 years after the Company contribution is made.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The Company currently administers the Stock Plan. The administrator may, at any time, amend or terminate the Stock Plan, except that no amendment or termination may reduce a participant’s account balance or accelerate benefits under the Stock Plan in violation of Section 409A of the IRC. If the Company terminates the Stock Plan, the Company must pay to each participant the balance of the participant’s accounts at the time and in the form such amounts would have been paid absent termination of the Stock Plan. Notwithstanding the foregoing, to the extent permitted under Section 409A of the IRC, the Company may, in its complete and sole discretion, accelerate distributions under the Stock Plan in the event of (i) change in the ownership or effective control of the Company, (ii) change in the ownership of a substantial portion of the assets of the Company, (iii) liquidation or bankruptcy of the Company, or (iv) any other circumstances permitted under Section 409A of the IRC.

Stock Options

The following table presents a summary of the Company’s stock options as of March 31, 2006 and activity in the Company’s stock option plans for the three months ended March 31, 2006 (in thousands, except option prices):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2005	16,643	$32.25
Granted	-	-
Exercised	(723)	25.08
Forfeited	(136)	38.68
Outstanding at March 31, 2006	15,784	$32.52	8.9	$182,590

Exercisable at March 31, 2006	2,242	$25.56	4.9	$41,343
Fully vested, non-exercisable at March 31, 2006	8,790	$32.40	10.8	$102,971

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three months ended March 31, 2006 was approximately $13,503,000. The aggregate intrinsic value of options outstanding as of March 31, 2006, disclosed in the table above, represents the closing stock price on the last trading day of the quarter less the exercise price, multiplied by the number of in-the-money stock options outstanding. The excess cash tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 was approximately $3,047,000.

At March 31, 2006, there was approximately $32,026,000 of unrecognized, pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4.6 years.

The Company has a policy of repurchasing shares on the open market to satisfy stock option exercises and the dilutive effect of restricted stock and expects to repurchase approximately 2,000,000 to 3,000,000 shares during 2006, based on estimates of stock option exercises for the year. The Company typically issues treasury shares upon exercise of stock options.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Restricted Stock

The following table presents restricted stock activity in the Company’s plans for the three months ended March 31, 2006 (in thousands, except average fair value):

	NUMBER OF RESTRICTED SHARE AWARDS	WEIGHTED AVERAGE FAIR VALUE PER AWARD
Restricted share awards outstanding at December 31, 2005	1,044	$41.54
Granted	101	44.38
Vested	-	-
Forfeited	(7)	40.67
Restricted share awards outstanding at March 31, 2006	1,138	$41.79

Compensation expense recognized in net income for awards granted during the three months ended March 31, 2006 was approximately $2,221,000. At March 31, 2006, unrecognized, pre-tax compensation expense related to restricted stock awards total approximately $43,013,000 and will be recognized over a weighted-average period of 5.1 years.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Prepaid expenses	$25,336	$16,625
Accounts receivable	28,063	19,122
Accounts receivable - vendors	12,932	9,874
Accounts receivable - franchisees	1,690	2,974
Deposits	2,547	2,651
Other current assets	500	500
	$71,068	$51,746

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Land	$204,130	$200,394
Buildings and building improvements	706,747	690,020
Furniture and fixtures	247,103	231,608
Equipment	519,035	498,018
Leasehold improvements	359,826	345,640
Construction in progress	82,332	68,878
Accumulated depreciation	(675,929)	(644,953)
	$1,443,244	$1,389,605

During the three months ended March 31, 2005, the Company recorded a provision for impaired assets and restaurant closings of approximately $776,000 for the closing of one domestic Outback Steakhouse.

During the three months ended March 31, 2006, the Company recorded a provision for impaired assets and restaurant closings of approximately $2,532,000, which included approximately $914,000 for an impairment charge for intangible and other asset impairments related to the pending sale of Paul Lee’s Chinese Kitchen and approximately $1,618,000 for the impairment of one Carrabba’s Italian Grill.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows (in thousands):

December 31, 2005	$111,318
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	3,509
March 31, 2006	$114,827

Intangible assets, net, consisted of the following (in thousands):
	WEIGHTED AVERAGE	MARCH 31,	DECEMBER 31,
	AMORTIZATION	2006	2005
	PERIOD (YEARS)	(UNAUDITED)
Trademarks (gross)	24	$8,344	$8,344
Less: accumulated amortization		(599)	(511)
Net trademarks		7,745	7,833
Trade dress (gross)	15	777	777
Less: accumulated amortization		(84)	(72)
Net trade dress		693	705
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(247)	(200)
Net favorable leases		2,977	3,024
Intangible assets, less total accumulated amortization of $930
and $783 at March 31, 2006 and December 31, 2005, respectively	22	$11,415	$11,562

The aggregate amortization expense related to these intangible assets was $220,000 for the three months ended March 31, 2006. Annual amortization expense related to these intangible assets for each of the next five years is anticipated to be approximately $650,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Other Assets

Other assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Other assets	$61,461	$59,921
Insurance receivable (see Notes 9 and 13)	40,713	41,696
Liquor licenses, net of accumulated amortization of $5,238 and $5,037 at March 31, 2006
and December 31, 2005, respectively	15,691	15,728
Deferred license fee	2,136	2,136
Assets held for sale	17,200	22,633
	$137,201	$142,114

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified certain land and building assets as “held for sale” in its Unaudited Consolidated Balance Sheets. Assets held for sale as of March 31, 2006 consisted of $16,006,000 of land and $1,194,000 of buildings. Assets held for sale as of December 31, 2005 consisted of $21,439,000 of land and $1,194,000 of buildings. No gain or loss has been recorded as it is anticipated that proceeds from the sale will exceed the net book value of the assets.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Accrued payroll and other compensation	$50,377	$53,709
Accrued insurance	33,781	29,801
Other accrued expenses	58,249	47,073
	$142,407	$130,583

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of March 31, 2006 and December 31, 2005, related to restaurant closing provisions.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt

Long-term debt consisted of the following (in thousands):
	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Revolving lines of credit, uncollateralized, interest rates ranging from 5.13% to 7.75% at
March 31, 2006 and 5.00% to 5.21% at December 31, 2005	$118,000	$73,000
Outback Korea notes payable, interest rates ranging from 4.95% to 6.12% at
March 31, 2006 and 4.95% to 6.06% at December 31, 2005	48,937	46,670
Outback Japan notes payable, uncollateralized, interest rates ranging from 0.80%
to 0.86% at March 31, 2006 and 0.86% at December 31, 2005	5,512	5,085
Outback Japan revolving lines of credit, interest rates ranging from
0.69% to 0.77% at March 31, 2006 and December 31, 2005	14,206	14,636
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at March 31, 2006 and December 31, 2005	7,739	8,424
Sale-leaseback obligation	6,250	6,250
Guaranteed debt of franchisee	31,283	31,283
	231,927	185,348
Less current portion	71,444	63,442
Less guaranteed debt of franchisee	31,283	31,283
Long-term debt of OSI Restaurant Partners, Inc.	$129,200	$90,623

Effective March 10, 2006, the Company amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 4.83% to 5.11% at March 31, 2006 and ranging from 4.39% to 4.69% at December 31, 2005). At March 31, 2006, the unused portion of the revolving line of credit was $121,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At March 31, 2006, the Company was in compliance with these debt covenants.

Effective March 10, 2006, the Company also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At March 31, 2006, the outstanding balance on the line of credit was $14,000,000. There were no draws outstanding on this line of credit as of December 31, 2005. At March 31, 2006 and December 31, 2005, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

As of March 31, 2006, the Company had approximately $7,739,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 4.95% to 6.12% and from 4.95% to 6.06% at March 31, 2006 and December 31, 2005, respectively, to finance development of the Company’s restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of March 31, 2006 maturing at dates ranging from May 2006 to February 2007. As of March 31, 2006 and December 31, 2005, the outstanding balance was approximately $48,937,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2006 and December 31, 2005, collateralized notes totaled approximately $38,433,000 and $34,326,000, respectively. The Company has been pre-approved by these banks for additional borrowings of approximately $5,061,000 and $4,826,000 at March 31, 2006 and December 31, 2005, respectively.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,100,000 at March 31, 2006 and December 31, 2005, and bear interest at rates ranging from 0.80% to 0.86% and at 0.86% at March 31, 2006 and December 31, 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of March 31, 2006 maturing in September 2006. As of March 31, 2006 and December 31, 2005, outstanding balances totaled approximately $5,512,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of March 31, 2006 and December 31, 2005, the Company had borrowed approximately $9,121,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 0.71%, with draws as of March 31, 2006 maturing from June 2006 to August 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2006, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of March 31, 2006 and December 31, 2005, the Company had borrowed approximately $5,085,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 0.77%, with draws as of March 31, 2006 maturing in May 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2006, the Company was in compliance with all of the debt covenants.

In August 2005, the Company entered into a sale-leaseback arrangement for five of its properties. Pursuant to this arrangement, the Company sold these properties for a total of $6,250,000, including $1,250,000 for tenant improvements. The Company then leased the sites back for a 30-year term and will make lease payments on the first day of each calendar month. Since this transaction does not qualify for sale-leaseback accounting treatment, the Company has included the proceeds in the Company’s Unaudited Consolidated Balance Sheets as long-term debt.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (T-Bird”), owned by its California franchisee. This line of credit was scheduled to mature in December 2004 but was replaced in January 2005 by an amended agreement with a new maturity date in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R (see Note 1 of Notes to Unaudited Consolidated Financial Statements). At March 31, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $31,283,000 and is included in the Company’s Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $23,233,000 and $22,926,000, respectively.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

DEBT GUARANTEES (continued)

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments on this note began in December 2003 with final maturity in December 2022. At March 31, 2006 and December 31, 2005, the outstanding balance and its guarantee on the note were approximately $63,300,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45 and is thus not subject to the recognition or measurement requirements of FIN 45.

The Company’s contractual unconsolidated debt guarantees as of March 31, 2006 are summarized in the table below (in thousands):

		CURRENT	LONG-TERM
	TOTAL	PORTION	PORTION
Debt guarantees	$33,945	$9,445	$24,500
Amount outstanding under debt guarantees	$32,678	$9,445	$23,233

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Litigation (See Notes 6 and 13)	$39,000	$39,000
Accrued insurance liability	5,713	6,696
Other deferred liability	420	194
	$45,133	$45,890

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $34,709,000 and $51,681,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $1,670,000 and ($723,000), respectively.

OSI Restaurant Partners, Inc.
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

On February 6, 2006, the Company purchased ten Outback Steakhouses from its franchisee in Eastern Canada for approximately $7,456,000 in cash and the assumption of the employee partner buyout liability for these locations of approximately $748,000 and other liabilities of approximately $134,000.  The Company completed this acquisition because it believes the additional cash flows provided from ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value.  The Company recorded goodwill of approximately $3,509,000 associated with this transaction, subject to the finalization of the purchase price allocation, $2,631,000 of which is expected to be deductible for income tax purposes (see Note 5).

On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company’s total assets, equity and results of operations.

12. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Net income	$33,039	$50,958
Basic weighted average number of common shares outstanding	74,083	73,800
Basic earnings per common share	$0.45	$0.69
Effect of dilutive stock options and contingently issuable shares	3,028	3,467
Diluted weighted average number of common shares outstanding	77,111	77,267
Diluted earnings per common share	$0.43	$0.66

Basic earnings per common share is computed using net income and the basic weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes potentially dilutive common shares and restricted share awards outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and issuance of restricted share awards using the treasury stock method.

Diluted earnings per common share excludes antidilutive stock options of approximately 2,226,000 and 480,000 for the three months ended March 31, 2006 and 2005, respectively.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.  Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. The Company petitioned the Court of Appeals for rehearing and rehearing was denied. The Company filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. That ruling means the Supreme Court has vacated the Court of Appeals’ decision and has accepted the case for review.  As of the date of this filing, the Indiana Supreme Court has heard oral argument on the case, but has not rendered any decision on the merits of the case nor indicated when or how it might rule.

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

As a result of the affirmation verdict by the Court of Appeals, the Company has recorded the $39,000,000 verdict as a non-current liability in its Unaudited Consolidated Balance Sheets as well as a non-current receivable in other assets for the same amount which would be due from insurance carriers should this verdict prevail upon appeal.

As discussed in the Company’s 2005 10-K, in connection with the Company’s customary review of the results of international operations, it discovered that employees of Aussie Chung Ltd., the Company’s 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, the Company’s Audit Committee engaged outside counsel to investigate the matter, and that investigation is substantially complete. Based on the results of the investigation to date, the payments, which were less than $75,000, may have violated the U.S. Foreign Corrupt Practices Act as well as South Korean law. The chief executive officer, chief operating officer and director of treasury of Aussie Chung have resigned as employees and from all offices they hold with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. The chief executive officer and the chief operating officer are minority owners of Aussie Chung. No other employees of Aussie Chung and no members of the Company’s management outside South Korea were implicated in the improper payments.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.  Commitments and Contingencies (continued)

On January 24, 2006, the Company entered into an agreement in principle to sell its 50% interest in the Paul Lee’s Chinese Kitchen (“PLCK”) joint venture to its partner. Upon closing the sale, the Company will receive a promissory note with a principal amount of $2,000,000 due and payable February 1, 2011, with interest payable annually to the extent that cash flows from PLCK can fund those payments (any unpaid interest will increase the principal balance of the note). If PLCK is sold or liquidated prior to full payment of the note, the Company will receive, in full satisfaction of the note, 50% of the proceeds of sale or liquidation up to the outstanding principal and accrued and unpaid interest amounts under the note. Additionally, the Company will have a “reinvestment option” whereby at any time the note remains outstanding, the Company may acquire a 50% ownership interest in PLCK upon payment of 50% of all capital contributions made to PLCK by the other partner subsequent to the sale and an additional amount equal to the greater of $1,000,000 and 10% of the additional capital invested after the sale. The Company does not expect to incur material costs or future cash expenditures as a result of the sale.

In February 2006, the Company entered into a verbal agreement to sell two of its Company-owned Bonefish Grills to a franchisee.

14. Subsequent Events

On April 25, 2006, the Company’s shareholders approved a change in the Company’s name from Outback Steakhouse, Inc. to OSI Restaurant Partners, Inc.

On April 25, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend will be paid June 2, 2006 to shareholders of record as of May 19, 2006.

On May 9, 2006, the Company received $6,000,000 in escrow related to an Outback Steakhouse lease termination agreement, which was entered into in January 2005. In accordance with the terms of this agreement, the Company will vacate the premises currently occupied by a Company-owned Outback Steakhouse by June 8, 2006. The Company will record a gain upon disposal of this restaurant, which will be recorded when the cash is received by the Company, and it has fulfilled its obligations under the agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.

Overview

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, over 1,300 system-wide restaurants and 2005 annual revenues for Company-owned stores exceeding $3.5 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

Our industry’s challenges and risks include, but are not limited to, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing. Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. Changes in our operations in the remainder of this year and in future periods may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenues
Restaurant sales	99.4%	99.4%
Other revenues	0.6	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	36.4	36.5
Labor and other related (1)	27.4	25.5
Other restaurant operating (1)	21.9	20.1
Depreciation and amortization	3.6	3.3
General and administrative	5.5	5.6
Provision for impaired assets and restaurant closings	0.3	0.1
Income from operations of unconsolidated affiliates	(0.1)	*
Total costs and expenses	94.4	90.7
Income from operations	5.6	9.3
Other income (expense), net	(* )	(0.1)
Interest income	*	*
Interest expense	(0.2)	(0.1)
Income before provision for income taxes and
elimination of minority interest	5.4	9.1
Provision for income taxes	1.7	3.1
Income before elimination of minority interest	3.7	6.0
Elimination of minority interest	0.4	0.3
Net income	3.3%	5.7%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 9.5% for the quarter ended March 31, 2006 compared with the respective period in 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of OSI Restaurant Partners, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the following tables:
	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
OSI RESTAURANT PARTNERS, INC. RESTAURANT SALES (in millions):
Outback Steakhouses
Domestic	$583	$574
International	73	58
Total	656	632
Carrabba's Italian Grills	162	138
Bonefish Grills	73	51
Fleming's Prime Steakhouse and Wine Bars	48	38
Other restaurants	45	31
Total Company-owned restaurant sales	$984	$890

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

These sales do not represent sales of OSI Restaurant Partners, Inc., and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouses
Domestic	$93	$89
International	27	29
Total	120	118
Bonefish Grills	3	3
Total franchise and development joint venture sales (1)	$123	$121
Income from franchise and development joint ventures (2)	$5	$4
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Unaudited Consolidated Statements of Income.
(2)
Represents the franchise royalty and portion of total income included in the Unaudited Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	MARCH 31,
	2006	2005
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	672	654
Company-owned - international	106	75
Franchised and development joint venture - domestic	106	104
Franchised and development joint venture - international	42	55
Total	926	888
Carrabba's Italian Grills
Company-owned	205	176
Bonefish Grills
Company-owned	97	68
Franchised and development joint venture	6	4
Total	103	72
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	40	32
Roy’s
Company-owned	21	19
Cheeseburger in Paradise
Company-owned	32	14
Paul Lee's Chinese Kitchens
Company-owned	-	3
Lee Roy Selmon’s
Company-owned	4	2
System-wide total	1,331	1,206

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 10.6% to $984,399,000 during the first quarter of 2006 compared with $890,041,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $86,930,000 from the opening of new restaurants after March 31, 2005, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended March 31, 2006 and 2005:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses	$67,570	$68,432
Carrabba's Italian Grills	62,183	62,529
Bonefish Grills	62,708	62,979
Fleming's Prime Steakhouse and Wine Bars	93,239	92,534
Roy's	82,478	77,282
Operating weeks:
Outback Steakhouses	8,615	8,381
Carrabba's Italian Grills	2,601	2,204
Bonefish Grills	1,170	805
Fleming's Prime Steakhouse and Wine Bars	510	406
Roy's	261	240
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	0.6%	4.1%
Carrabba's Italian Grills	1.2%	2.3%
Bonefish Grills	2.2%	2.3%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-1.1%	-0.5%
Carrabba's Italian Grills	2.7%	4.3%
Bonefish Grills	2.1%	0.3%
Fleming's Prime Steakhouse and Wine Bars	7.0%	10.7%
Roy's	4.6%	3.4%
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $545,000 to $5,626,000 in the first quarter of 2006 as compared with $5,081,000 in 2005. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the first quarter of 2006 compared with the same period in 2005 and increased international royalties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.1% to 36.4% as a percentage of restaurant sales in the first quarter of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. This decrease was partially offset by higher produce costs, particularly for onions, potatoes and tomatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners. Labor and other related expenses increased 1.9% as a percentage of restaurant sales to 27.4% in the first quarter of 2006 compared with the same period in 2005. Of the increase, approximately 1.0% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.4% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. The total costs associated with implementation of the Partner Equity Program caused a corresponding $12,300,000 increase in the “Partner deposit and accrued buyout liability” balance as of March 31, 2006 in our Unaudited Consolidated Balance Sheet. Additionally, declines in average unit volumes at Outback Steakhouse and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.8% to 21.9% as a percentage of restaurant sales in the first quarter of 2006 compared with the same period in 2005. This increase resulted from higher utility costs, higher advertising costs at Carrabba’s Italian Grills and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.6% in the first quarter of 2006 compared to the same period in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the quarter, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $4,281,000 to $54,122,000 in the first quarter of 2006 compared with $49,841,000 during the same period in 2005. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $1,400,000 of compensation expense recognized for restricted stock benefits for certain members of senior management that was not recognized in the same period last year and $1,554,000 of stock options expensed as a result of the implementation of a new accounting standard. These ongoing costs were partially offset by a $1,800,000 decrease in costs resulting from a change in the timing of our annual managing partner conference. Also, during the three months ended March 31, 2006, we incurred $1,000,000 of expense from writing off investments in new Cheeseburger in Paradise restaurant development that was discontinued due to the anticipation that there would not be a favorable return on the investment and $885,000 of investigation costs for the possible violation of the Foreign Corrupt Practices Act in South Korea. These increases were offset by the reduction of $890,000 of carrying costs recognized in 2005 associated with the acquisition of designation rights from Chi-Chi’s in 2004 and $2,100,000 in compensation expense associated with our Chief Executive Officer recognized during the first quarter of 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005 (continued)

Provision for impaired assets and restaurant closing. A provision of approximately $2,532,000 was recorded during the first quarter of 2006 which included approximately $914,000 for an impairment charge for intangible and other asset impairments related to the pending sale of Paul Lee’s Chinese Kitchen and approximately $1,618,000 for the impairment of one Carrabba’s Italian Grill. A provision of approximately $776,000 was recorded during the first quarter of 2005 for the closing of one domestic Outback Steakhouse.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures increased by $725,000 to income of $628,000 during the first quarter of 2006 compared with a loss of $97,000 during the same period in 2005. This increase was attributable to expenses resulting from the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil during the first quarter of 2005, which did not recur in 2006.

Income from operations. Income from operations decreased by $27,983,000 to $55,686,000 in the first quarter of 2006 compared with $83,669,000 in the same period in 2005 as a result of increases in revenues which were offset by the opening of new restaurants, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and the changes in the relationships between revenues and expenses discussed above.

Interest income. Interest income was $557,000 during the first quarter of 2006 compared with $368,000 in the same period in 2005. Interest income increased due to higher interest rates on short-term investment balances during the first quarter of 2006 compared with the same period in 2005. Interest income for the quarters ended March 31, 2006 and 2005 included interest of approximately $386,000 and $245,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $2,371,000 during the first quarter of 2006 compared with $1,158,000 in the same period in 2005. The increase in interest expense was due to higher average debt balances and higher interest rates during the first quarter of 2006 compared with the first quarter of 2005. Interest expense for the quarters ended March 31, 2006 and 2005 included approximately $386,000 and $245,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Provision for income taxes. The provision for income taxes in the first quarter of both 2006 and 2005 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 31.5% during the first quarter of 2006 and 33.6% during the first quarter of 2005. The decline in tax rate reflects an increase in earnings taxed at lower rates in foreign jurisdictions.

Net income and earnings per share. Net income for the first quarter of 2006 was $33,039,000 compared with $50,958,000 in the same period in 2005. Basic earnings per share decreased to $0.45 during the first quarter of 2006 compared with $0.69 for the same period in 2005 as a result of the decrease in net income and an increase in basic weighted average shares outstanding of approximately 283,000 shares. The increase in basic weighted average shares outstanding for the quarter ended March 31, 2006 compared with March 31, 2005 was primarily due to the issuance of shares under stock option plans, partially offset by common stock repurchases. Diluted earnings per share decreased to $0.43 during the first quarter of 2006 compared with $0.66 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 156,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding, partially offset by the increased number of basic shares outstanding for the quarter ended March 31, 2006 compared with March 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Net cash provided by operating activities	$22,892	$84,963
Net cash used in investing activities	(88,148)	(67,124)
Net cash provided by (used in) financing activities	41,748	(2,455)
Net (decrease) increase in cash and cash equivalents	$(23,508)	$15,384

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividends section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $327,862,000 for the year ended December 31, 2005 and approximately $85,769,000 and $64,796,000 during the first three months of 2006 and 2005, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free-standing restaurants where it is cost effective.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the year ended December 31, 2005 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(178,991)	$(357,982)	$(536,973)
Decrease in cash provided by operating activities	(33,740)	(67,479)	(101,219)

The estimates above are based on the assumption that cash provided by operating activities decreases approximately $0.19 for every $1.00 decrease in restaurant sales. These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

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

In the first quarter of 2006, we implemented changes to our general manager partner program that are effective for all new general manager partner employment agreements signed after March 1, 2006. Additionally, all managing partners currently under contract were given an opportunity to elect participation in the new plan. Upon completion of each five-year term of employment, the managing partner will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. We will require the use of capital to fund this new Partner Equity Plan as each general managing partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the first two years of the plan. Future funding requirements could vary significantly depending on timing of managing partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

On May 9, 2006, we received $6,000,000 in escrow related to an Outback Steakhouse lease termination agreement, which was entered into in January 2005. In accordance with the terms of this agreement, we will vacate the premises currently occupied by a Company-owned Outback Steakhouse by June 8, 2006. We will record a gain upon disposal of this restaurant, which will be recorded when the cash is received by us, and we have fulfilled our obligations under the agreement.

CREDIT FACILITIES

Effective March 10, 2006, we amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 4.83% to 5.11% at March 31, 2006). At March 31, 2006, the unused portion of the line of credit was $121,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At March 31, 2006, we were in compliance with these debt covenants.

Effective March 10, 2006, we also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At March 31, 2006, the outstanding balance on the line of credit was $14,000,000. There were no draws outstanding on this line of credit as of December 31, 2005. At March 31, 2006 and December 31, 2005, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

As of March 31, 2006, we had approximately $7,739,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 4.95% to 6.12% and from 4.95% to 6.06% at March 31, 2006 and December 31, 2005, respectively, to finance development of our restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of March 31, 2006 maturing at dates ranging from May 2006 to February 2007. As of March 31, 2006 and December 31, 2005, the outstanding balance was approximately $48,937,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2006 and December 31, 2005, collateralized notes totaled approximately $38,433,000 and $34,326,000, respectively. We have been pre-approved by these banks for additional borrowings of approximately $5,061,000 and $4,826,000 at March 31, 2006 and December 31, 2005, respectively.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,100,000 at March 31, 2006 and December 31, 2005, and bear interest at rates ranging from 0.80% to 0.86% and at 0.86% at March 31, 2006 and December 31, 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of March 31, 2006 maturing in September 2006. As of March 31, 2006 and December 31, 2005, outstanding balances totaled approximately $5,512,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of March 31, 2006 and December 31, 2005, Outback Japan had borrowed approximately $9,121,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 0.71%, with draws as of March 31, 2006 maturing from June 2006 to August 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2006, we were in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of March 31, 2006 and December 31, 2005, Outback Japan had borrowed approximately $5,085,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 0.77%, with draws as of March 31, 2006 maturing in May 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of March 31, 2006, we were in compliance with all of the debt covenants.

In August 2005, we entered into a sale-leaseback arrangement for five of our properties. Pursuant to this arrangement, we sold these properties for a total of $6,250,000, including $1,250,000 for tenant improvements. We then leased the sites back for a 30-year term and will make lease payments on the first day of each calendar month. Since this transaction does not qualify for sale-leaseback accounting treatment, we have recorded the proceeds in our Unaudited Consolidated Balance Sheets as long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At March 31, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $31,283,000, and is included in our Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

We expect that our capital requirements through the end of 2006 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through March 31, 2006, the margin over LIBOR rates charged to us on future amounts drawn under the line will increase by 0.125% unless: (i) outstanding debt balances decrease by more than $11,200,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 1.2%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $216,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 19.0%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $310,600,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 32.5%; or (iii) our net worth decreased approximately 25.2%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2006, the outstanding balance on the line of credit was approximately $23,233,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs (as defined in the agreement, and including our covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, we would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in favor of OSI Restaurant Partners, Inc. These agreements provide that if we are required to perform our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

We are the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which we have a 22.5% equity interest and for which we operate catering and concession facilities. Our investment is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in our Unaudited Consolidated Balance Sheets. At March 31, 2006, the outstanding balance on the note and our guarantee on the note were approximately $63,300,000 and $9,445,000, respectively. Since the existing note has a put feature that allows the lender to require full payment of the note as of or after December 31, 2005, we could be responsible for our guarantee at any time if Kentucky speedway is unable to make its payment on the note. This affiliate has not yet reached its operating break-even point. Accordingly, we have made five additional working capital contributions and a loan to this affiliate, in payments totaling $3,636,000 since 2001. Of this amount, nothing was loaned or contributed during the first quarter of 2006 and $1,392,000 was loaned in 2005. In addition, based on current operating performance, we anticipate making additional contributions in 2006 of approximately $1,500,000 to $2,000,000. This affiliate is expected to incur further operating losses at least through 2006.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through March 31, 2006, approximately 9,384,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2006, under these authorizations we have repurchased approximately 14,260,000 shares of our common stock for approximately $504,197,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2005 and 2006:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 26, 2005	February 18, 2005	March 4, 2005	0.13
April 27, 2005	May 20, 2005	June 3, 2005	0.13
July 27, 2005	August 19, 2005	September 2, 2005	0.13
October 26, 2005	November 18, 2005	December 2, 2005	0.13
January 24, 2006	February 17, 2006	March 3, 2006	0.13
April 25, 2006	May 19, 2006	June 2, 2006	0.13

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

(iv)
Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants; ability to obtain appropriate real estate sites at acceptable prices; ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis; impact of government moratoriums or approval processes, which could result in significant delays; ability to obtain all necessary contractors and subcontractors; union activities such as picketing and hand billing that could delay construction; the ability to generate or borrow funds; the ability to negotiate suitable lease terms; the ability to recruit and train skilled management and restaurant employees; and the ability to receive the premises from the landlord’s developer without any delays;

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

OSI Restaurant Partners, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 31, 2006, outstanding borrowings under our revolving lines of credit bear interest at 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $118,000,000 outstanding balance under these lines at March 31, 2006 was 5.44%. At March 31, 2006, outstanding borrowings under our Japanese lines of credit bear interest at either 45 to 65 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $14,206,000 outstanding balance at March 31, 2006 was 0.73%. Notes payable of approximately $5,512,000 to Japanese banks bear interest at rates ranging from 0.80% to 0.86%. Notes payable of approximately $48,937,000 to South Korean banks bear interest at rates ranging from 4.95% to 6.12% at March 31, 2006.

At March 31, 2006 and December 31, 2005, our total debt, including consolidated guaranteed debt, was approximately $231,927,000 and $185,348,000, respectively. Should interest rates based on our average borrowings of approximately $208,600,000 through March 31, 2006 increase by one percentage point, our estimated annual interest expense would increase by approximately $2,086,000 over amounts reported for the year ended December 31, 2005.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and South Korean banks of approximately $19,718,000 and $48,937,000, respectively, at March 31, 2006 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $35,877,000 and $24,802,000 as of March 31, 2006 and December 31, 2005, respectively.

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

OSI Restaurant Partners, Inc.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

OSI Restaurant Partners, Inc.
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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We appealed the verdict to the Indiana Court of Appeals.  On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts.  We petitioned the Court of Appeals for rehearing and rehearing was denied. We filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. That ruling means the Supreme Court has vacated the Court of Appeals’ decision and has accepted the case for review.  As of the date of this filing, the Indiana Supreme Court has heard oral argument on the case, but has not rendered any decision on the merits of the case nor indicated when or how it might rule.

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

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2005 10-K which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2005 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended March 31, 2006, we issued approximately 67,400 shares of our common stock at $40.82 per share to ten of our area operating partners for their interests in nine Outback Steakhouses, one Carrabba’s Italian Grill, two Fleming’s Prime Steakhouse and Wine Bars and two Roy’s. The aggregate value of shares issued was approximately $2,751,000. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended March 31, 2006:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs (1)	(d) Maximum number of shares that may yet be purchased under the programs (2)
January 1, 2006 - January 31, 2006	64,000	$43.58	64,000	1,319,000
February 1, 2006 - February 28, 2006	-	-	-	2,966,000
March 1, 2006 - March 31, 2006	200,000	43.93	200,000	3,124,000
Total	264,000		264,000	3,124,000
____________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the first quarter ended March 31, 2006.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through March 31, 2006, approximately 9,384,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2006, under these authorizations we have repurchased approximately 14,260,000 shares of our common stock for approximately $504,197,000.

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 6. Exhibits

Number	Description

3.01	Certificate of Amendment of Certificate of Incorporation of Outback Steakhouse, Inc., April 25, 2006 (filed herewith)

10.01*
Outback Steakhouse, Inc. Partner Equity Plan, Partner Equity Deferred Compensation Diversified Plan Document (included as an exhibit to Registrant’s Registration Statement on Form S-8, No. 333-132514, and incorporated herein by reference)

10.02*
Outback Steakhouse, Inc. Partner Equity Plan, Partner Equity Deferred Compensation Stock Plan Document (included as an exhibit to Registrant’s Registration Statement on Form S-8, No. 333-132514, and incorporated herein by reference)

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

Date: May 10, 2006	OSI RESTAURANT PARTNERS, INC.

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)