Form 10-Q
period 2006-06-30
OSI RESTAURANT PARTNERS, INC.
filed 2006-08-09
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

N/A
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

YES ☐ NO ☒

As of August 7, 2006, the registrant had outstanding 74,435,210 shares of Common Stock, $.01 par value.

OSI RESTAURANT PARTNERS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2006
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$57,591	$84,876
Short-term investments	1,852	1,828
Inventories	67,205	68,468
Deferred income tax assets	20,157	17,719
Other current assets	63,608	51,746
Total current assets	210,413	224,637
Property, fixtures and equipment, net	1,476,277	1,389,605
Investments in and advances to unconsolidated affiliates, net	25,183	21,397
Deferred income tax assets	61,662	33,073
Goodwill	114,317	111,318
Intangible assets	11,567	11,562
Other assets	146,073	142,114
Notes receivable collateral for franchisee guarantee	31,150	31,150
	$2,076,642	$1,964,856

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$93,282	$98,020
Sales taxes payable	15,196	17,761
Accrued expenses	137,966	130,583
Current portion of partner deposit and accrued buyout liability	15,301	15,175
Unearned revenue	36,984	110,448
Income taxes payable	16,993	695
Current portion of long-term debt	77,237	63,442
Total current liabilities	392,959	436,124
Partner deposit and accrued buyout liability	93,031	71,591
Deferred rent	61,195	55,206
Long-term debt	185,393	90,623
Guaranteed debt	33,778	31,283
Other long-term liabilities	48,494	45,890
Total liabilities	814,850	730,717
Commitments and contingencies
Minority interests in consolidated entities	42,953	45,573
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,432 and 74,854 shares outstanding as
of June 30, 2006 and December 31, 2005, respectively	788	788
Additional paid-in capital	303,577	291,035
Retained earnings	1,133,995	1,104,423
Accumulated other comprehensive income (loss)	2,406	384
Unearned compensation related to outstanding restricted stock	-	(40,858)
	1,440,766	1,355,772
Less treasury stock, 4,318 and 3,896 shares at June 30, 2006
and December 31, 2005, respectively, at cost	(221,927)	(167,206)
Total stockholders’ equity	1,218,839	1,188,566
	$2,076,642	$1,964,856

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenues
Restaurant sales	$983,529	$910,120	$1,967,928	$1,800,161
Other revenues	5,428	5,669	11,054	10,750
Total revenues	988,957	915,789	1,978,982	1,810,911
Costs and expenses
Cost of sales	354,968	331,936	713,213	657,106
Labor and other related	275,473	236,027	544,825	463,264
Other restaurant operating	223,693	191,571	439,053	370,453
Depreciation and amortization	36,794	30,892	72,150	60,342
General and administrative	59,147	51,309	112,859	101,150
Provision for impaired assets and restaurant closings	502	7,679	3,034	8,455
(Income) loss from operations of unconsolidated affiliates	(235)	4	(125)	101
Total costs and expenses	950,342	849,418	1,885,009	1,660,871
Income from operations	38,615	66,371	93,973	150,040
Other income (expense), net	5,165	(89)	5,165	(1,023)
Interest income	804	450	1,361	818
Interest expense	(3,211)	(1,513)	(5,582)	(2,671)
Income before provision for income taxes and
elimination of minority interest	41,373	65,219	94,917	147,164
Provision for income taxes	9,995	21,852	26,861	49,411
Income before elimination of minority interest	31,378	43,367	68,056	97,753
Elimination of minority interest	1,834	2,962	5,473	6,390
Net income	$29,544	$40,405	$62,583	$91,363

Basic earnings per common share
Net income	$0.40	$0.55	$0.85	$1.24
Basic weighted average number of shares outstanding	73,650	74,001	73,865	73,901

Diluted earnings per common share
Net income	$0.39	$0.53	$0.82	$1.19
Diluted weighted average number of shares outstanding	75,907	76,925	76,492	76,965

Cash dividends per common share	$0.13	$0.13	$0.26	$0.26

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Cash flows from operating activities:
Net income	$62,583	$91,363
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,150	60,342
Provision for impaired assets and restaurant closings	3,034	8,455
Stock-based compensation expense	39,399	5,320
Income tax benefits credited to equity	5,821	9,954
Excess income tax benefits from stock-based compensation	(3,318)	-
Minority interest in consolidated entities’ income	5,473	6,390
(Income) loss from operations of unconsolidated affiliates	(125)	101
Contributions to partner deferred compensation plans	(6,310)	-
Change in deferred income taxes	(30,817)	(20,203)
Increase in deferred rent	5,989	4,590
Loss on disposal of property, fixtures and equipment	1,397	2,280
Gain on lease termination agreement	(5,165)	-
Change in assets and liabilities, net of effects of acquisitions:
Decrease in inventories	1,474	5,501
Increase in other current assets	(11,752)	(993)
Increase in other assets	(3,660)	(4,035)
(Decrease) increase in accounts payable, sales taxes payable and accrued expenses	(30)	26,291
Increase in partner deposit and accrued buyout liability	340	4,962
Decrease in unearned revenue	(73,464)	(69,682)
Increase in income taxes payable	16,298	7,144
Increase (decrease) in other long-term liabilities	1,895	(1,189)
Net cash provided by operating activities	81,212	136,591
Cash flows used in investing activities:
Purchase of investment securities	(3,030)	(1,591)
Maturities of investment securities	3,006	1,244
Cash paid for acquisitions of businesses, net of cash acquired	(7,456)	(5,200)
Capital expenditures	(157,260)	(135,493)
Proceeds from the sale of property, fixtures and equipment	5,887	2,719
Proceeds from lease termination agreement	6,014	-
Payments from unconsolidated affiliates	209	71
Investments in and advances to unconsolidated affiliates	(1,268)	(337)
Net cash used in investing activities	$(153,898)	$(138,587)

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	$178,388	$59,530
Proceeds from minority interest contributions	2,279	3,169
Distributions to minority interest	(10,372)	(8,919)
Repayments of long-term debt	(69,823)	(33,242)
Dividends paid	(19,460)	(19,289)
Excess income tax benefits from stock-based compensation	3,318	-
Payments for purchase of treasury stock	(59,435)	(50,526)
Proceeds from exercise of employee stock options	20,506	31,399
Net cash provided by (used in) financing activities	45,401	(17,878)
Net decrease in cash and cash equivalents	(27,285)	(19,874)
Cash and cash equivalents at the beginning of the period	84,876	87,977
Cash and cash equivalents at the end of the period	$57,591	$68,103
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,623	$2,636
Cash paid for income taxes, net of refunds	37,365	52,633
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$3,795	$2,489
Litigation liability and insurance receivable	-	39,000
Increase in guaranteed debt and investment in unconsolidated affiliate	2,495	-

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

On April 25, 2006, the shareholders of Outback Steakhouse, Inc. approved changing the name of the corporation to OSI Restaurant Partners, Inc. (the “Company”). This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies,” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).

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

The incremental pre-tax stock-based compensation expense recognized for stock options due to the adoption of SFAS No. 123R for the three and six months ended June 30, 2006 was approximately $2,288,000 and $4,852,000, respectively. Total stock-based compensation expense, including the incremental pre-tax stock-based compensation expense above, grants of other equity awards and employee partner stock buyout expense, was approximately $20,607,000 and $39,399,000, with an associated tax benefit of approximately $7,646,000 and $14,584,000 for the three and six months ended June 30, 2006, respectively. The Company did not capitalize any stock-based compensation costs during the six months ended June 30, 2006.

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
	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2005	2005
Net income	$40,405	$91,363
Stock-based employee compensation expense included in net income, net of related taxes	2,117	3,497
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(6,865)	(11,527)
Pro forma net income	$35,657	$83,333
Earnings per common share:
Basic	$0.55	$1.24
Basic - pro forma	$0.48	$1.13

Diluted	$0.53	$1.19
Diluted - pro forma	$0.47	$1.09

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for options granted during the six months ended June 30, 2005: (1) risk-free interest rate of 4.2%; (2) dividend yield of 1.24%; (3) expected life of 6.3 years; and (4) volatility of 29.0%. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes under SFAS No. 123R. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Results may vary depending on the assumptions applied within the model. In 2005, the Company identified certain assumptions surrounding the forfeiture of stock options used in the Black-Scholes model calculation and attribution of expense that were not correctly reflected in its pro forma expense. For the three and six months ended June 30, 2005, the Company presents pro forma compensation expense amounts that reflect actual attribution and forfeitures that occurred in that period.

Stock-Based Compensation Plans

The Company’s Amended and Restated Stock Option Plan was approved by the shareholders of the Company in April 1999, and has subsequently been amended as deemed appropriate by the Company’s Board of Directors or shareholders. In 2004, this plan was amended to allow the issuance of restricted stock and was renamed the Amended and Restated Stock Plan (the “Stock Plan”). There are currently 23,500,000 shares of the Company’s common stock which may be issued and sold upon exercise of options or grants of restricted common stock under the Stock Plan. The term of options and restricted stock granted is determined by the Board of Directors and grantees generally vest in the options or shares over a one to ten year period.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The purpose of the Stock Plan is to attract competent personnel, to provide long-term incentives to Directors and key employees, and to discourage employees from competing with the Company.

In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan to provide for the issuance of options to managing partners and other key employees of the Company, including upon commencement of employment and to managing partners upon completion of the term of their employment agreements. In 2005, this plan was amended to allow the issuance of restricted stock and was renamed the 2005 Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”). No options or restricted stock may be granted under the MP Stock Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The MP Stock Plan is administered by the Board of Directors. There are currently 7,500,000 shares of the Company’s common stock which may be issued or sold upon exercise of options or grants of restricted common stock under the MP Stock Plan. The term of options and restricted stock granted under the MP Stock Plan is determined by the Board of Directors and generally ranges from five to fifteen years.

Options under the Stock Plan and the MP Stock Plan may be options which qualify under Section 422 of the Internal Revenue Code (“Incentive Stock Options”) or options which do not qualify under Section 422 (“Nonqualified Options”). To date, the Company has only issued Nonqualified Options.

The exercise price for options granted under the Stock Plan and the MP Stock Plan generally cannot be less than fair market value at the date of grant of the shares covered by the option. The exercise price of options granted under the MP Stock Plan was historically determined by using a three-month weighted-average stock price to eliminate the daily trading increases and decreases in the stock price. This averaging method resulted in certain option grants under the MP Stock Plan that were above or below the closing price as of the exact grant date. Compensation expense resulted if the exercise price of these options was less than the market price on the date of grant. The Company discontinued use of the average stock price in November 2005.

In 2006, the Company adopted the OSI Restaurant Partners, Inc. Partner Equity Plan (the “PEP”) for managing partners and chef partners in domestic restaurants. The PEP, as approved by the Board and the Company’s shareholders, includes the Partner Equity Deferred Compensation Diversified Plan (the “Diversified Plan”) and the Partner Equity Deferred Compensation Stock Plan (the “PEP Stock Plan”).

When a managing partner or chef partner of a domestic restaurant executes a five-year employment agreement, he or she makes a capital contribution in exchange for a partnership interest in the restaurant. Upon completion of each five-year term of employment, the participating partners will receive a deferred compensation benefit. The Diversified Plan will permit partners to direct the investment of their deferred compensation accounts into a variety of benchmark investment funds. Specified portions of partners’ accounts will be required to be invested in the PEP Stock Plan (a minimum of 75%, 50% and 25% based on completion of the first, second and third or subsequent employment terms, respectively).  Only shares of the Company’s common stock purchased on the open market will be utilized in the PEP Stock Plan.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The PEP Stock Plan is intended to be an unfunded, unsecured promise to pay the participant in the Company's common stock, subject to the terms and conditions of the PEP Stock Plan. The Diversified Plan also is intended to be an unfunded, unsecured promise to pay the participant in cash, subject to the terms and conditions of the Diversified Plan.

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

All distributions from PEP Stock Plan accounts will be made in whole shares of common stock. Distributions from Diversified Plan accounts will be made in cash. The maximum number of shares that may be distributed pursuant to the PEP Stock Plan is 5,000,000, subject to adjustment for stock dividends, stock splits and certain other changes in the Company's capitalization.

Participants’ PEP Stock Plan accounts will be credited with phantom shares of the Company’s common stock at the time of a contribution based on the amount of the cash contribution to the PEP Stock Plan and the closing trading price of the Company’s common stock on the NYSE on the day of the contribution (or, if there is no trading of the shares on that day, on the next date on which trading occurs). Accounts will be credited with notional gains or losses from the date the contribution is credited based on actual increases and decreases in the value of the Company’s common stock. A participant will have no voting rights or other rights as a shareholder based on phantom shares of the Company’s common stock credited to his or her account, and the Company will have no obligation to set aside or reserve the Company’s common stock for the purpose of meeting its obligations under the PEP Stock Plan. Notwithstanding the foregoing, a participant will be entitled to receive credits to his or her account under the Diversified Plan equal to the amount of any dividends that are payable on the Company’s common stock based on the number of phantom shares of the Company’s common stock credited to the participant’s account at the time such dividend is declared. Although participants’ accounts in the PEP Stock Plan will not actually hold the Company’s common stock, the Company expects to cause the trust to purchase the Company’s common stock in the open market in amounts equal to the number of phantom shares credited to the PEP Stock Plan accounts. The Company will not issue shares of its common stock to the trust for PEP from its treasury or from authorized and unissued shares without shareholder approval.

Amounts credited to a partner’s accounts are fully vested at all times and participants will have no discretion with respect to the time and form of benefit payments under the PEP. Except in the event of the death or disability of the participant, each account will be distributed to the participant in three payments:

·	25% of the then total account balance will be distributed five years after the Company contribution is made (which generally occurs at the end of the five-year employment term);

·	an additional 25% of the account (i.e., one-third of the remaining account balance) will be distributed seven years after the Company contribution is made; and

·	the remaining account balance will be distributed 10 years after the Company contribution is made.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The Company currently administers the PEP Stock Plan. The administrator may, at any time, amend or terminate the PEP Stock Plan, except that no amendment or termination may reduce a participant’s account balance or accelerate benefits under the PEP Stock Plan in violation of Section 409A of the IRC. If the Company terminates the PEP Stock Plan, the Company must pay to each participant the balance of the participant’s accounts at the time and in the form such amounts would have been paid absent termination of the PEP Stock Plan. Notwithstanding the foregoing, to the extent permitted under Section 409A of the IRC, the Company may, in its complete and sole discretion, accelerate distributions under the PEP Stock Plan in the event of (i) change in the ownership or effective control of the Company, (ii) change in the ownership of a substantial portion of the assets of the Company, (iii) liquidation or bankruptcy of the Company, or (iv) any other circumstances permitted under Section 409A of the IRC.

After completion of each five-year employment term under the current terms of the PEP, each partner will be issued shares of the Company’s common stock (“Partner Shares”) under the MP Stock Plan. Once awarded, these Partner Shares are unrestricted and may be sold or transferred at any time. Partner Shares are accounted for in a similar manner as restricted stock and compensation expense is recognized over the five-year service period prior to the issuance date at the end of the employment term.

Stock Options

The following table presents a summary of the Company’s stock options as of June 30, 2006 and activity in the Company’s stock option plans for the six months ended June 30, 2006 (in thousands, except option prices):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2005	16,643	$32.25
Granted	15	44.36
Exercised	(820)	24.99
Forfeited	(353)	38.94
Outstanding at June 30, 2006	15,485	$32.50	8.6	$70,415

Exercisable at June 30, 2006	2,668	$26.00	4.9	$23,473
Fully vested, non-exercisable at June 30, 2006	8,528	$32.39	10.6	$39,665

The following assumptions were used for options granted during the six months ended June 30, 2006: (1) risk-free interest rate of 4.9%; (2) dividend yield of 1.24%; (3) expected life of 7.5 years; and (4) volatility of 28.4%.

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the six months ended June 30, 2006 was approximately $14,986,000. The aggregate intrinsic value of options outstanding as of June 30, 2006, disclosed in the table above, represents the closing stock price on the last trading day of the quarter less the exercise price, multiplied by the number of in-the-money stock options outstanding. The excess cash tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 was approximately $3,318,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock Options (continued)

At June 30, 2006, there was approximately $21,800,000 of unrecognized, pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 4.4 years. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 was $16.05 per share.

The Company has a policy of repurchasing shares on the open market to satisfy stock option exercises, to reduce the dilutive effect of restricted stock and for deposits in the PEP Stock Plan. The Company expects to repurchase approximately 2,000,000 to 3,000,000 shares during 2006, based on estimates of exercises, vesting of restricted stock and contributions to the PEP Stock Plan for the year. The Company typically issues treasury shares upon exercise of stock options.

Restricted Stock and Partner Shares

The following table presents restricted stock and Partner Share activity in the Company’s plans for the six months ended June 30, 2006 (in thousands, except average fair value):

	NUMBER OF RESTRICTED SHARE AWARDS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER AWARD
Restricted stock and Partner Share awards outstanding at December 31, 2005	1,044	$41.54
Granted	247	42.38
Vested	-	-
Forfeited	(18)	42.47
Restricted stock and Partner Share awards outstanding at June 30, 2006	1,273	$41.69

The preceding table includes 146,500 non-vested Partner Shares granted with a weighted-average fair value of $41.05 and 1,000 Partner Shares forfeited with a weighted-average fair value of $41.78 during the six months ended June 30, 2006.

Compensation expense recognized in net income for restricted stock and Partner Share awards granted during the three and six months ended June 30, 2006 was approximately $2,377,000 and $4,598,000, respectively. At June 30, 2006, unrecognized, pre-tax compensation expense related to non-vested restricted stock and Partner Share awards was approximately $45,587,000 and will be recognized over a weighted-average period of 5.8 years.

On April 27, 2005, the Company’s Board of Directors approved a grant of restricted common stock to the Company’s Chief Executive Officer under the Stock Plan. Under the terms of the grant, 300,000 shares of restricted common stock were issued and will vest as follows: on December 31, 2009, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $6,060,000,000; on December 31, 2011, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $8,060,000,000; and on December 31, 2014, the balance of all remaining unvested shares. On December 8, 2005, the Company’s Board of Directors approved an additional grant of restricted stock to the Company’s Chief Executive Officer under the Stock Plan. Under the terms of the grant, 150,000 shares of restricted stock were issued effective December 31, 2005 and will vest as follows: on December 31, 2009, 75,000 shares and on December 31, 2011, the remaining 75,000 shares.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Restricted Stock and Partner Shares (continued)

On July 27, 2005, the Company’s Board of Directors approved a grant of 50,000 shares of restricted common stock to the Senior Vice President of Real Estate and Development as an inducement grant in connection with his hiring. These shares were not issued under any existing stock plan of the Company. Under the terms of the grant, the 50,000 shares of restricted stock will vest as follows: on June 13, 2008, 10,000 shares; on June 13, 2010, 10,000 shares; on June 13, 2012, 15,000 shares; and on June 13, 2015, the balance of all remaining unvested shares.

On October 26, 2005, the Company’s Board of Directors approved a grant of 100,000 shares of restricted common stock to the Senior Vice President and Chief Financial Officer as an inducement grant in connection with his hiring, effective November 1, 2005. These shares were not issued under any existing stock plan. Under the terms of the grant, the 100,000 shares of restricted stock will vest as follows: on November 1, 2010, 50,000 shares, plus an additional 10,000 shares if the market capitalization of the Company exceeds $6,000,000,000; and on November 1, 2012, the balance of all remaining unvested shares.

Liability-Based Awards

On April 25, 2006, the Company’s Board of Directors awarded an equivalent of 79,000 shares of the Company’s common stock to certain employees with a weighted-average grant date fair value of $41.61 per award. These awards may be settled in cash or through issuance of restricted stock, and therefore, qualify as liability-based awards under SFAS No. 123R. The awards will be revalued at each reporting period and compensation expense will be adjusted accordingly.

Compensation expense recognized in net income for these awards granted during the three and six months ended June 30, 2006 was approximately $122,000. At June 30, 2006, unrecognized, pre-tax compensation expense related to these awards was approximately $2,611,000 and will be recognized over a weighted-average period of 4.7 years.

3. Other Current Assets

Other current assets consisted of the following (in thousands):
	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Prepaid expenses	$22,068	$16,625
Accounts receivable	22,910	19,122
Accounts receivable - vendors	13,056	9,874
Accounts receivable - franchisees	2,537	2,974
Deposits	2,537	2,651
Other current assets	500	500
	$63,608	$51,746

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Land	$204,396	$200,394
Buildings and building improvements	724,976	690,020
Furniture and fixtures	259,625	231,608
Equipment	534,801	498,018
Leasehold improvements	368,166	345,640
Construction in progress	96,205	68,878
Less: Accumulated depreciation	(711,892)	(644,953)
	$1,476,277	$1,389,605

During the six months ended June 30, 2005, the Company recorded a provision for impaired assets and restaurant closings of $8,455,000, which included $776,000 for the closing of one domestic Outback Steakhouse restaurant, $98,000 for the partial impairment of one Company-owned Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

During the six months ended June 30, 2006, the Company recorded a provision for impaired assets and restaurant closings of $3,034,000, which included approximately $931,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen, $1,618,000 for the impairment of one Carrabba’s Italian Grill restaurant and $485,000 for the impairment of one domestic Outback Steakhouse restaurant.

In January 2005, the Company executed a lease termination agreement to vacate a premises occupied by a Company-owned Outback Steakhouse. In accordance with the terms of this agreement, the Company vacated the restaurant and terminated its lease in June 2006. The Company received approximately $6,014,000 and recorded a gain of $5,165,000 on the disposal of this restaurant during the three months ended June 30, 2006, which is included in the line item “Other income (expense), net” in the Company’s Unaudited Consolidated Statements of Income.

On May 31, 2006, the Company sold its interests in two of its Company-owned Bonefish Grills to the minority owners of those restaurants in exchange for future royalties and other contingent payments. No gain or loss was recorded during the six months ended June 30, 2006 as these restaurants were impaired during 2005. This sale is retroactive to January 1, 2006, and these two locations are now operated as franchises.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in thousands):

December 31, 2005	$111,318
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	3,209
Acquisition adjustment	(210)
June 30, 2006	$114,317

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE	JUNE 30,	DECEMBER 31,
	AMORTIZATION	2006	2005
	PERIOD (YEARS)	(UNAUDITED)
Trademarks (gross)	24	$8,344	$8,344
Less: accumulated amortization		(686)	(511)
Net trademarks		7,658	7,833
Trade dress (gross)	15	777	777
Less: accumulated amortization		(98)	(72)
Net trade dress		679	705
Favorable leases (gross, lives ranging from 2 to 24 years)	19	3,524	3,224
Less: accumulated amortization		(294)	(200)
Net favorable leases		3,230	3,024
Intangible assets, less total accumulated amortization of $1,078
and $783 at June 30, 2006 and December 31, 2005, respectively	22	$11,567	$11,562

The aggregate amortization expense related to these intangible assets was $368,000 for the six months ended June 30, 2006. Annual amortization expense related to these intangible assets for each of the next five years is anticipated to be approximately $625,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Other Assets

Other assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Other assets	$70,357	$59,921
Insurance receivables (see Notes 9 and 14)	40,591	41,696
Liquor licenses, net of accumulated amortization of $5,464 and $5,037 at June 30, 2006
and December 31, 2005, respectively	15,562	15,728
Deferred license fee	2,363	2,136
Assets held for sale	17,200	22,633
	$146,073	$142,114

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified certain land and building assets as “held for sale” in its Unaudited Consolidated Balance Sheets. Assets held for sale as of June 30, 2006 consisted of $16,006,000 of land and $1,194,000 of buildings. Assets held for sale as of December 31, 2005 consisted of $21,439,000 of land and $1,194,000 of buildings. No gain or loss has been recorded as it is anticipated that proceeds from the sale will exceed the net book value of the assets.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Accrued payroll and other compensation	$45,906	$53,709
Accrued insurance	35,861	29,801
Other accrued expenses	56,199	47,073
	$137,966	$130,583

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of June 30, 2006 and December 31, 2005, related to restaurant closing provisions.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Revolving lines of credit, uncollateralized, interest rates ranging from 5.52% to 5.81% at
June 30, 2006 and 5.00% to 5.21% at December 31, 2005	$174,000	$73,000
Outback Korea notes payable, interest rates ranging from 5.06% to 6.07% at
June 30, 2006 and 4.95% to 6.06% at December 31, 2005	55,000	46,670
Outback Japan notes payable, uncollateralized, interest rates ranging from 0.86%
to 0.87% at June 30, 2006 and 0.86% at December 31, 2005	7,818	5,085
Outback Japan revolving lines of credit, interest rates ranging from
0.72% to 1.02% at June 30, 2006 and 0.69% to 0.77% at December 31, 2005	11,416	14,636
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at June 30, 2006 and December 31, 2005	8,146	8,424
Sale-leaseback obligation	6,250	6,250
Guaranteed debt of franchisee	31,283	31,283
Guaranteed debt of unconsolidated affiliate	2,495	-
	296,408	185,348
Less: current portion	(77,237)	(63,442)
Less: guaranteed debt	(33,778)	(31,283)
Long-term debt of OSI Restaurant Partners, Inc.	$185,393	$90,623

Effective March 10, 2006, the Company amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 5.35% to 5.62% at June 30, 2006 and ranging from 4.39% to 4.69% at December 31, 2005). At June 30, 2006, the unused portion of the revolving line of credit was $56,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At June 30, 2006, the Company was in compliance with these debt covenants.

Effective March 10, 2006, the Company also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At June 30, 2006, the outstanding balance on the line of credit was $5,000,000. There were no draws outstanding on this line of credit as of December 31, 2005. At June 30, 2006 and December 31, 2005, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

As of June 30, 2006, the Company had approximately $8,146,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

The Company has notes payable with banks bearing interest at rates ranging from 5.06% to 6.07% and from 4.95% to 6.06% at June 30, 2006 and December 31, 2005, respectively, to finance development of the Company’s restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of June 30, 2006 maturing at dates ranging from August 2006 to June 2007. As of June 30, 2006 and December 31, 2005, the outstanding balance was approximately $55,000,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At June 30, 2006 and December 31, 2005, collateralized notes totaled approximately $38,847,000 and $34,326,000, respectively. The Company has been pre-approved by these banks for additional borrowings of approximately $7,216,000 and $4,826,000 at June 30, 2006 and December 31, 2005, respectively.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,300,000 and $3,100,000 at June 30, 2006 and December 31, 2005, respectively, and bear interest at rates ranging from 0.86% to 0.87% and at 0.86% at June 30, 2006 and December 31, 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of June 30, 2006 maturing in September 2006. As of June 30, 2006 and December 31, 2005, outstanding balances totaled approximately $7,818,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of June 30, 2006 and December 31, 2005, the Company had borrowed approximately $9,320,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 0.90%, with draws as of June 30, 2006 maturing from August 2006 to December 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2006, the Company was in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of June 30, 2006 and December 31, 2005, the Company had borrowed approximately $2,096,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 1.02%, with draws as of June 30, 2006 maturing in September 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2006, the Company was in compliance with all of the debt covenants.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit matures in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities.” At June 30, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $31,283,000 and is included in the Company’s Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $23,581,000 and $22,926,000, respectively.

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

As a result of the Company’s recourse provisions and the financial performance of the restaurants which collateralize our guarantee, the estimated fair value of the guarantee to be recorded is immaterial to the Company’s financial condition and financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

DEBT GUARANTEES (continued)

The Company is a guarantor of a portion of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. At June 30, 2006 and December 31, 2005, the outstanding balance on the bonds was $63,300,000.

In June 2006, Speedway modified certain terms and conditions of its debt, including (i) lowering its interest rate, (ii) removing a liquidity coverage requirement, (iii) reducing a fixed charge coverage ratio, (iv) delaying redemption payments for 2006, 2007, and 2008, and (v) revising a put feature allowing the lenders to require full payment of the debt on or after June 2011. In connection with these modifications, in June 2006, the Company and other equity owners of Speedway entered into an amended guarantee, which increased the Company’s guarantee on the bonds from $9,445,000 to $17,585,000. The Company’s guarantee will proportionally decrease as payments are made on the bonds.

Additionally, as part of the amended guarantee, the Company and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. The Company is obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, the Company has made five additional working capital contributions and a loan to this affiliate in payments totaling $4,436,000. Of this amount, $1,392,000 was loaned in 2005 and $800,000 was loaned during the six months ended June 30, 2006.

Each guarantor has unconditionally guaranteed Speedway’s obligations under the bonds not to exceed its maximum guaranteed amount. The Company’s maximum guaranteed amount is $17,585,000. If an event of default occurs as defined by the amended guarantee, or if the lenders exercise the put feature, the total outstanding amount on the Bonds, plus any accrued interest, is immediately due from Speedway and each guarantor would be obligated to make payment under its guaranty up to its maximum guaranteed amount.

In June 2006, in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company recognized a liability of $2,495,000 representing the estimated fair value of the guarantee and a corresponding increase to the Company’s investment in Speedway, which is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in the Company’s Unaudited Consolidated Balance Sheets. Prior to the June 2006 modifications, the guarantee was not subject to the recognition or measurement requirements of FIN 45 and no liability related to the guarantee was recorded at December 31, 2005 or any prior period.

The Company’s contractual debt guarantees as of June 30, 2006 are summarized in the table below (in thousands):

	MAXIMUM	AMOUNT
	AVAILABILITY	OUTSTANDING	CARRYING
	OF DEBT	UNDER DEBT	AMOUNT OF
	GUARANTEES	GUARANTEES	LIABILITIES
T-Bird Nevada, LLC	$35,000	$31,283	$31,283
RY-8, Inc.	24,500	23,581	-
Kentucky Speedway, LLC	17,585	17,585	2,495

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):
	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
Litigation (See Notes 6 and 14)	$39,000	$39,000
Accrued insurance liability	5,591	6,696
Other long-term liabilities	3,903	194
	$48,494	$45,890

Other long-term liabilities at June 30, 2006 also includes $2,533,000 owed to managing partners and chef partners for the Diversified Plan portion of the Partner Equity Plan.

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2006 and 2005 was $29,896,000 and $40,815,000, respectively, which included the effect of gains from translation adjustments of approximately $352,000 and $410,000, respectively. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $64,605,000 and $92,496,000, respectively, which included the effect of gains from translation adjustments of approximately $2,022,000 and $1,133,000, respectively.

11. Business Combinations

On February 6, 2006, the Company purchased ten Outback Steakhouses from its franchisee in Eastern Canada for approximately $7,456,000 in cash and the assumption of the employee partner buyout liability for these locations of approximately $748,000 and other liabilities of approximately $134,000.  The Company completed this acquisition because it believes the additional cash flows provided from ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value.  The Company recorded goodwill of approximately $3,209,000 associated with this transaction, $2,407,000 of which is expected to be deductible for income tax purposes. Additionally, the Company recorded favorable lease intangibles of approximately $300,000, which will be amortized over the remaining terms of the associated leases, ranging from 4 to 15 years (see Note 5). On an unaudited pro forma basis, the effect of this acquisition was not significant to the Company’s total assets, equity and results of operations.

12. Recently Issued Financial Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Net income	$29,544	$40,405	$62,583	$91,363
Basic weighted average number of common shares outstanding	73,650	74,001	73,865	73,901
Basic earnings per common share	$0.40	$0.55	$0.85	$1.24
Effect of stock-based compensation awards	2,257	2,924	2,627	3,064
Diluted weighted average number of common shares outstanding	75,907	76,925	76,492	76,965
Diluted earnings per common share	$0.39	$0.53	$0.82	$1.19

Basic earnings per common share is computed using net income and the basic weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes potentially dilutive common shares, restricted stock awards, Partner Shares and contingently issuable shares under the PEP outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and issuance of restricted stock awards and Partner Shares using the treasury stock method.

Diluted earnings per common share excludes antidilutive stock options of approximately 3,987,000 and 1,608,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately 2,723,000 and 518,000 for the six months ended June 30, 2006 and 2005, respectively.

14.  Commitments and Contingencies

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. The Company petitioned the Court of Appeals for rehearing and rehearing was denied. The Company filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. That ruling means the Supreme Court has vacated the Court of Appeals’ decision and has accepted the case for review. As of May 2006, the Indiana Supreme Court has heard oral argument on the case, but has not rendered any decision on the merits of the case nor indicated when or how it might rule.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Commitments and Contingencies (continued)

As a result of the affirmation verdict by the Court of Appeals, the Company has recorded the $39,000,000 verdict as a non-current liability in its Unaudited Consolidated Balance Sheets as well as a non-current receivable in other assets for the same amount which would be due from insurance carriers should this verdict prevail upon appeal.

As discussed in the Company’s 2005 10-K, in connection with the Company’s customary review of the results of international operations, it discovered that employees of Aussie Chung, Ltd., the Company’s 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, the Company’s Audit Committee engaged outside counsel to investigate the matter, and that investigation is substantially complete. Based on the results of the investigation to date, the payments, which were less than $75,000, may have violated the U.S. Foreign Corrupt Practices Act as well as South Korean law. The chief executive officer, chief operating officer and director of treasury of Aussie Chung have resigned as employees and from all offices they hold with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. The chief executive officer and the chief operating officer are minority owners of Aussie Chung. No other employees of Aussie Chung and no members of the Company’s management outside South Korea were implicated in the improper payments.

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

15. Subsequent Events

On January 24, 2006, the Company entered into an agreement in principle to sell its 50% interest in the Paul Lee’s Chinese Kitchen (“PLCK”) joint venture to its partner. However, subsequent to the date of the Company’s last quarterly filing, this partner decided not to proceed with the purchase of the Company’s interest in PLCK. The Company closed the remaining two Paul Lee’s Chinese Kitchen restaurants in July 2006.

On July 25, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend will be paid September 1, 2006 to shareholders of record as of August 18, 2006.

On August 1, 2006, the Company opened its first Blue Coral Seafood and Spirits restaurant (“Blue Coral”) in Newport Beach, California.  The Company entered into an agreement in July 2005 to form a limited liability company to develop and operate Blue Coral restaurants. The limited liability company is 75% owned by our wholly-owned subsidiary, OS USSF, Inc., a Florida corporation, and 25% owned by F-USFC, LLC, which is 95% owned by a minority interest holder in our Fleming’s Prime Steakhouse and Wine Bar joint venture. Blue Coral is an upscale casual seafood restaurant that serves dinner only and features fresh seafood entrees and spirits with a vodka bar.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.

Overview

We are one of the largest casual dining restaurant companies in the world, with a portfolio of eight restaurant concepts, over 1,350 system-wide restaurants and 2005 annual revenues for Company-owned stores exceeding $3.5 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

-	Average unit volumes - a per store average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;
-	Operating margins - store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses and labor and related costs);
-	System-wide sales - a total sales volume for all Company-owned, franchise and unconsolidated joint venture stores, regardless of ownership, to interpret the health of our brands; and
-
Same-store or comparable sales - a year-over-year comparison of sales volumes for stores that are open in both years in order to remove the impact of new openings in comparing the operations of existing stores.

Our consolidated operating results are affected by the growth of our newer brands. As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics. Labor and related expenses as a percentage of restaurant sales are higher at our new format stores than have typically been experienced at Outback Steakhouses. However, cost of sales as a percentage of restaurant sales at those stores is lower than those at Outback. These trends are expected to continue with our planned development of stores.

Revenues from restaurant sales in the first half of 2006 increased 9.3% compared with the same period in 2005. This increase was primarily driven by new unit openings as we experienced a softening of sales in our existing restaurants in the second quarter. This trend affected the casual dining segment as a whole and impacted all of our restaurant brands and certain international locations. We are developing plans for the remainder of the year and into 2007 to improve operating efficiency and to identify changes in marketing and real estate strategies to be more effective in what may be a sustained period of soft segment traffic and sales.

As previously disclosed, management has been working with the Board of Directors to analyze ideas for increasing shareholder value. In April 2006, the Board of Directors retained Wachovia Securities to assist it and management in analyzing these ideas, which include, among others, the separation or monetization of individual or multiple concepts, further leveraging the Company, share repurchases and the monetization of real estate assets. The final recommendations from this analysis are targeted to be presented to the Board by the end of the third quarter.

Our industry’s challenges and risks include, but are not limited to, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing. Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. Changes in our operations in the remainder of this year and in future periods may also result from changes in beef prices and other commodity costs, changes in consumer spending as a result of increased fuel prices and conflicts in the Middle East and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenues
Restaurant sales	99.5%	99.4%	99.4%	99.4%
Other revenues	0.5	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.1	36.5	36.2	36.5
Labor and other related (1)	28.0	25.9	27.7	25.7
Other restaurant operating (1)	22.7	21.0	22.3	20.6
Depreciation and amortization	3.7	3.4	3.6	3.3
General and administrative	6.0	5.6	5.7	5.6
Provision for impaired assets and restaurant closings	0.1	0.8	0.2	0.5
(Income) loss from operations of unconsolidated affiliates	(* )	*	(* )	*
Total costs and expenses	96.1	92.8	95.3	91.7
Income from operations	3.9	7.2	4.7	8.3
Other income (expense), net	0.5	(* )	0.3	(0.1)
Interest income	0.1	*	0.1	*
Interest expense	(0.3)	(0.1)	(0.3)	(0.1)
Income before provision for income taxes and
elimination of minority interest	4.2	7.1	4.8	8.1
Provision for income taxes	1.0	2.4	1.4	2.7
Income before elimination of minority interest	3.2	4.7	3.4	5.4
Elimination of minority interest	0.2	0.3	0.2	0.4
Net income	3.0%	4.4%	3.2%	5.0%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 6.7% and 8.1% for the three and six months ended June 30, 2006, respectively, compared with the corresponding periods in 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of OSI Restaurant Partners, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the following tables:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
OSI RESTAURANT PARTNERS, INC. RESTAURANT SALES
(in millions):
Outback Steakhouses
Domestic	$571	$574	$1,154	$1,148
International	70	63	143	121
Total	641	637	1,297	1,269
Carrabba's Italian Grills	163	147	325	285
Bonefish Grills	80	56	153	107
Fleming's Prime Steakhouse and Wine Bars	44	35	92	73
Other restaurants	56	35	101	66
Total Company-owned restaurant sales	$984	$910	$1,968	$1,800

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouses
Domestic	$91	$93	$184	$182
International	22	27	49	56
Total	113	120	233	238
Bonefish Grills	5	3	8	6
Total franchise and development joint venture sales (1)	$118	$123	$241	$244
Income from franchise and development joint ventures (2)	$5	$5	$10	$9
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Unaudited Consolidated Statements of Income.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Unaudited Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	JUNE 30,
	2006	2005
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	676	656
Company-owned - international	112	82
Franchised and development joint venture - domestic	106	104
Franchised and development joint venture - international	44	55
Total	938	897
Carrabba's Italian Grills
Company-owned	211	184
Bonefish Grills
Company-owned	104	72
Franchised and development joint venture	7	4
Total	111	76
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	41	32
Roy’s
Company-owned	22	19
Cheeseburger in Paradise
Company-owned	35	17
Lee Roy Selmon’s
Company-owned	5	2
Paul Lee's Chinese Kitchens
Company-owned (1)	2	3
System-wide total	1,365	1,230
__________________
(1)	We closed the remaining two Paul Lee’s Chinese Kitchen restaurants in July 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 8.1% to $983,529,000 during the second quarter of 2006 compared with $910,120,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $96,524,000 from the opening of new restaurants after June 30, 2005 and revenues of approximately $5,200,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants, partially offset by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended June 30, 2006 and 2005:
	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses	$65,274	$67,335
Carrabba's Italian Grills	60,457	63,663
Bonefish Grills	61,197	61,475
Fleming's Prime Steakhouse and Wine Bars	84,077	84,887
Roy's	74,090	74,613
Operating weeks:
Outback Steakhouses	8,758	8,508
Carrabba's Italian Grills	2,705	2,316
Bonefish Grills	1,304	911
Fleming's Prime Steakhouse and Wine Bars	525	416
Roy's	286	247
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	0.6%	4.7%
Carrabba's Italian Grills	0.6%	2.8%
Bonefish Grills	1.5%	3.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-3.0%	-0.9%
Carrabba's Italian Grills	-2.1%	8.3%
Bonefish Grills	0.9%	2.9%
Fleming's Prime Steakhouse and Wine Bars	3.8%	13.2%
Roy's	-1.4%	5.8%
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, decreased by $241,000 to $5,428,000 in the second quarter of 2006 as compared with $5,669,000 in 2005. This decrease primarily resulted from lower franchise fees and royalties for Outback Steakhouse International as a result of the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants. This decrease was partially offset by additional franchise fees for Outback Steakhouse and increased catering revenue during the second quarter of 2006 compared with the same period in 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.4% to 36.1% as a percentage of restaurant sales in the second quarter of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. Decreases in dairy, chicken and shrimp costs and beef costs for our international restaurants for the quarter ended June 30, 2006 compared with the same period in 2005 were partially offset by higher produce and seafood costs.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 2.1% as a percentage of restaurant sales to 28.0% in the second quarter of 2006 compared with the same period in 2005. Of the increase, approximately 0.7% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.9% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.7% to 22.7% as a percentage of restaurant sales in the second quarter of 2006 compared with the same period in 2005. This increase resulted from declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, higher utility, repair and maintenance, occupancy, supply and pre-opening costs, higher advertising costs at Carrabba’s Italian Grill and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.7% in the second quarter of 2006 compared to the same period in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills during the quarter, the continued rollout of a point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $7,838,000 to $59,147,000 in the second quarter of 2006 compared with $51,309,000 during the same period in 2005. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $1,193,000 of compensation expense recognized for restricted stock benefits for certain members of senior management that was not recognized in the same period last year and $1,334,000 of stock options expensed as a result of the implementation of a new accounting standard. Also, a change in the timing of our annual managing partner conference caused a $2,000,000 increase compared to the 2005 period, and during the three months ended June 30, 2006, we incurred $1,050,000 of consulting expenses for reviewing branding and strategic initiatives and a loss of $852,000 in the cash surrender value of life insurance. These increases were offset by the reduction of $800,000 of carrying costs recognized in 2005 associated with the acquisition of designation rights from Chi-Chi’s in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005 (continued)

Provision for impaired assets and restaurant closings. A provision of $502,000 was recorded during the second quarter of 2006 which included $485,000 for the impairment of one domestic Outback Steakhouse restaurant and $17,000 of additional charges for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen. During the second quarter of 2005, a provision of $7,679,000 was recorded which included $98,000 for the partial impairment of one Company-owned Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

(Income) loss from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures increased by $239,000 to income of $235,000 during the second quarter of 2006 compared with a loss of $4,000 during the same period in 2005. This increase was attributable primarily to a $574,000 write-down of an Outback Steakhouse operated as a joint venture in Pennsylvania during the second quarter of 2005. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. This increase is partially offset by losses of $195,000 incurred on our investment in Kentucky Speedway, LLC during the second quarter of 2006.

Income from operations. Income from operations decreased by $27,756,000 to $38,615,000 in the second quarter of 2006 compared with $66,371,000 in the same period in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and the changes in the relationships between revenues and expenses discussed above.

Other income (expense), net. Other income (expense), net increased by $5,254,000 to income of $5,165,000 in the second quarter of 2006 compared with an expense of $89,000 in the same period in 2005 as a result of a gain of $5,165,000 recorded for the disposal of an Outback Steakhouse restaurant in accordance with the terms of a lease termination agreement.

Interest income. Interest income was $804,000 during the second quarter of 2006 compared with $450,000 in the same period in 2005. Interest income increased due to higher interest rates on short-term investment and cash equivalent balances during the second quarter of 2006 compared with the same period in 2005. Interest income for the quarters ended June 30, 2006 and 2005 included interest of approximately $426,000 and $255,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $3,211,000 during the second quarter of 2006 compared with $1,513,000 in the same period in 2005. The increase in interest expense was due to higher average debt balances and higher interest rates during the second quarter of 2006 compared with the second quarter of 2005. Interest expense for the quarters ended June 30, 2006 and 2005 included approximately $426,000 and $255,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Provision for income taxes. The provision for income taxes was $9,995,000, or 24.2% of pretax income, for the second quarter of 2006 compared to $21,852,000, or 33.5%, in the second quarter of 2005. The decline in the effective tax rate during the second quarter of 2006 was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005 (continued)

Net income and earnings per share. Net income for the second quarter of 2006 was $29,544,000 compared with $40,405,000 in the same period in 2005. Basic earnings per share decreased to $0.40 during the second quarter of 2006 compared with $0.55 for the same period in 2005 as a result of the decrease in net income, partially offset by the decrease in basic weighted average shares outstanding of approximately 351,000 shares. The decrease in basic weighted average shares outstanding was primarily a result of common stock repurchases partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.39 during the second quarter of 2006 compared with $0.53 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 1,018,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for the quarter ended June 30, 2006 compared with June 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 9.3% to $1,967,928,000 during the first half of 2006 compared with $1,800,161,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $169,180,000 from the opening of new restaurants after June 30, 2005, revenues of approximately $8,100,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants, partially offset by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the six months ended June 30, 2006 and 2005:
	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses	$66,401	$67,870
Carrabba's Italian Grills	61,295	63,074
Bonefish Grills	61,912	62,180
Fleming's Prime Steakhouse and Wine Bars	88,592	88,663
Roy's	78,096	75,933
Operating weeks:
Outback Steakhouses	17,374	16,889
Carrabba's Italian Grills	5,307	4,523
Bonefish Grills	2,474	1,716
Fleming's Prime Steakhouse and Wine Bars	1,035	822
Roy's	547	487
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	0.6%	4.4%
Carrabba's Italian Grills	1.0%	2.5%
Bonefish Grills	1.8%	2.7%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-2.0%	-0.7%
Carrabba's Italian Grills	0.2%	6.3%
Bonefish Grills	1.5%	1.7%
Fleming's Prime Steakhouse and Wine Bars	5.4%	11.8%
Roy's	1.7%	4.6%
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $304,000 to $11,054,000 in the first half of 2006 as compared with $10,750,000 in 2005. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the first half of 2006 compared with the same period in 2005, increased international royalties and increased catering revenue.  This increase was partially offset by lower franchise fees and royalties for Outback Steakhouse International as a result of the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.3% to 36.2% as a percentage of restaurant sales in the first half of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. Decreases in dairy, chicken, shrimp and international beef costs for the first half of 2006 compared with the same period in 2005 were partially offset by higher produce and seafood costs.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 2.0% as a percentage of restaurant sales to 27.7% in the first half of 2006 compared with the same period in 2005. Of the increase, approximately 0.9% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.6% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. The total costs associated with implementation of the Partner Equity Program caused a corresponding $18,705,000 increase in the “Partner deposit and accrued buyout liability” balance in our Unaudited Consolidated Balance Sheet as of June 30, 2006 as compared to December 31, 2005. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.7% to 22.3% as a percentage of restaurant sales in the first half of 2006 compared with the same period in 2005. This increase resulted from higher utility and repair and maintenance costs, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, higher advertising costs for Carrabba’s Italian Grill and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.6% in the first half of 2006 compared to the same period in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills during the first half of the year, the continued rollout of a point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005 (continued)

General and administrative. General and administrative costs increased by $11,709,000 to $112,859,000 in the first half of 2006 compared with $101,150,000 during the same period in 2005. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $2,593,000 of compensation expense recognized for restricted stock benefits for certain members of senior management that was not recognized in the same period last year and $2,888,000 of stock options expensed as a result of the implementation of a new accounting standard. Also, during the first half of 2006 we incurred $1,000,000 of expense from writing off investments in new Cheeseburger in Paradise restaurant development that was discontinued due to the anticipation that there would not be a favorable return on the investments, $1,310,000 of investigation costs for the possible violation of the Foreign Corrupt Practices Act in South Korea, $1,200,000 of consulting expenses for reviewing branding and strategic initiatives and a loss of $442,000 in the cash surrender value of life insurance. These increases were offset by the reduction of $1,690,000 of carrying costs recognized in 2005 associated with the acquisition of designation rights from Chi-Chi’s in 2004 and $2,100,000 in compensation expense associated with our Chief Executive Officer recognized during the first quarter of 2005, which did not recur in 2006.

Provision for impaired assets and restaurant closings. A provision of $3,034,000 was recorded during the first half of 2006 which included approximately $931,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen, $1,618,000 for the impairment of one Carrabba’s Italian Grill restaurant and $485,000 for the impairment of one domestic Outback Steakhouse restaurant. During the six months ended June 30, 2005, a provision of $8,455,000 was recorded which included $776,000 for the closing of one domestic Outback Steakhouse restaurant, $98,000 for a partial impairment of a Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

(Income) loss from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures increased by $226,000 to income of $125,000 during the first half of 2006 compared with a loss of $101,000 during the same period in 2005. This increase was attributable to expenses resulting from the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil during the first quarter of 2005, which did not recur in 2006. This increase is also attributable to a $574,000 write-down of an Outback Steakhouse operated as a joint venture in Pennsylvania during the second quarter of 2005. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. This increase is partially offset by losses of $933,000 incurred on our investment in Kentucky Speedway, LLC during the first half of 2006.

Income from operations. Income from operations decreased by $56,067,000 to $93,973,000 in the first half of 2006 compared with $150,040,000 in the same period in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and the changes in the relationships between revenues and expenses discussed above.

Other income (expense), net. Other income (expense), net increased by $6,188,000 to income of $5,165,000 in the first half of 2006 compared with an expense of $1,023,000 in the same period in 2005 as a result of a gain of $5,165,000 recorded for the disposal of an Outback Steakhouse restaurant in accordance with the terms of a lease termination agreement.

Interest income. Interest income was $1,361,000 during the first half of 2006 compared with $818,000 in the same period in 2005. Interest income increased due to higher interest rates on short-term investment and cash equivalent balances during the first half of 2006 compared with the same period in 2005. Interest income for the six months ended June 30, 2006 and 2005 included interest of approximately $812,000 and $500,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005 (continued)

Interest expense. Interest expense was $5,582,000 during the first half of 2006 compared with $2,671,000 in the same period in 2005. The increase in interest expense was due to higher average debt balances and higher interest rates during the first half of 2006 compared with the first half of 2005. Interest expense for the six months ended June 30, 2006 and 2005 included approximately $812,000 and $500,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Provision for income taxes. The provision for income taxes was $26,861,000, or 28.3% of pretax income, for the first half of 2006 compared to $49,411,000, or 33.6%, in the first half of 2005. The decline in the effective tax rate during the first half of 2006 was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions.

Net income and earnings per share. Net income for the first half of 2006 was $62,583,000 compared with $91,363,000 in the same period in 2005. Basic earnings per share decreased to $0.85 during the first half of 2006 compared with $1.24 for the same period in 2005 as a result of the decrease in net income, partially offset by the decrease in basic weighted average shares outstanding of approximately 36,000 shares. Basic weighted average shares outstanding decreased as a result of common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.82 during the first half of 2006 compared with $1.19 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 473,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for the six months ended June 30, 2006 compared with June 30, 2005.

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Net cash provided by operating activities	$81,212	$136,591
Net cash used in investing activities	(153,898)	(138,587)
Net cash provided by (used in) financing activities	45,401	(17,878)
Net decrease in cash and cash equivalents	$(27,285)	$(19,874)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividends section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $327,862,000 for the year ended December 31, 2005 and approximately $157,260,000 and $135,493,000 during the first six months of 2006 and 2005, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free-standing restaurants where it is cost effective.

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

In January 2005, we executed a lease termination agreement to vacate a premises occupied by a Company-owned Outback Steakhouse. In accordance with the terms of this agreement, we vacated the restaurant and terminated its lease in June 2006. We received $6,014,000 and recorded a gain of $5,165,000 on the disposal of this restaurant during the three months ended June 30, 2006.

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

On May 31, 2006, we sold our interests in two of our Company-owned Bonefish Grills to the minority owners of those restaurants in exchange for future royalties and other contingent payments. No gain or loss was recorded during the six months ended June 30, 2006 as these restaurants were impaired during 2005. This sale is retroactive to January 1, 2006, and these two locations are now operated as franchises.

In the first quarter of 2006, we implemented changes to our general manager partner program that are effective for all new general manager partner and chef partner employment agreements signed after March 1, 2006. Additionally, all managing partners currently under contract were given an opportunity to elect participation in the new plan. Upon completion of each five-year term of employment, the managing partner will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. We will require the use of capital to fund this new Partner Equity Plan as each general managing partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the first two years of the plan. Future funding requirements could vary significantly depending on timing of managing partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES

Effective March 10, 2006, we amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 5.35% to 5.62% at June 30, 2006). At June 30, 2006, the unused portion of the line of credit was $56,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At June 30, 2006, we were in compliance with these debt covenants.

Effective March 10, 2006, we also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At June 30, 2006, the outstanding balance on the line of credit was $5,000,000. There were no draws outstanding on this line of credit as of December 31, 2005. At June 30, 2006 and December 31, 2005, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

As of June 30, 2006, we had approximately $8,146,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We have notes payable with banks bearing interest at rates ranging from 5.06% to 6.07% and from 4.95% to 6.06% at June 30, 2006 and December 31, 2005, respectively, to finance development of our restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of June 30, 2006 maturing at dates ranging from August 2006 to June 2007. As of June 30, 2006 and December 31, 2005, the outstanding balance was approximately $55,000,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At June 30, 2006 and December 31, 2005, collateralized notes totaled approximately $38,847,000 and $34,326,000, respectively. We have been pre-approved by these banks for additional borrowings of approximately $7,216,000 and $4,826,000 at June 30, 2006 and December 31, 2005, respectively.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,300,000 and $3,100,000 at June 30, 2006 and December 31, 2005, respectively, and bear interest at rates ranging from 0.86% to 0.87% and at 0.86% at June 30, 2006 and December 31, 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of June 30, 2006 maturing in September 2006. As of June 30, 2006 and December 31, 2005, outstanding balances totaled approximately $7,818,000 and $5,085,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of June 30, 2006 and December 31, 2005, Outback Japan had borrowed approximately $9,320,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 0.90%, with draws as of June 30, 2006 maturing from August 2006 to December 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2006, we were in compliance with all of the debt covenants.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of June 30, 2006 and December 31, 2005, Outback Japan had borrowed approximately $2,096,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 1.02%, with draws as of June 30, 2006 maturing in September 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of June 30, 2006, we were in compliance with all of the debt covenants.

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

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. At June 30, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $31,283,000, and is included in our Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through June 30, 2006, the margin over LIBOR rates charged to us on future amounts drawn under the line will continue to be 0.125% higher than our base margin unless: (i) outstanding debt balances decrease by more than $98,500,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 10.5%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $136,800,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 11.6%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $179,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 26.4%; or (iii) our net worth decreased approximately 14.7%.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2006, the outstanding balance on the line of credit was approximately $23,581,000.

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

We are the guarantor on $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which we have a 22.5% equity interest and for which we operate catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. At June 30, 2006 and December 31, 2005, the outstanding balance on the bonds was approximately $63,300,000.

In June 2006, Speedway modified certain terms and conditions of its debt, including (i) lowering its interest rate, (ii) removing a liquidity coverage requirement, (iii) reducing a fixed charge coverage ratio, (iv) delaying redemption payments for 2006, 2007, and 2008, and (v) revising a put feature allowing the lenders to require full payment of the debt on or after June 2011. In connection with these modifications, in June 2006, we and other equity owners of Speedway entered into an amended guarantee, which increased our guarantee on the bonds from $9,445,000 to $17,585,000. Our guarantee will proportionally decrease as payments are made on the bonds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

Additionally, as part of the amended guarantee, we and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. We are obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, we have made five additional working capital contributions and a loan to this affiliate in payments totaling $4,436,000. Of this amount, $800,000 was loaned during the six months ended June 30, 2006 and $1,392,000 was loaned in 2005. In addition, based on current operating performance, we anticipate making additional contributions in 2006 of approximately $750,000 to $1,250,000. This affiliate is expected to incur further operating losses at least through 2006.

Each guarantor has unconditionally guaranteed Speedway’s obligations under the bonds not to exceed its maximum guaranteed amount. Our maximum guaranteed amount is $17,585,000. If an event of default occurs as defined by the amended guarantee, or if the lenders exercise the put feature, the total outstanding amount on the Bonds, plus any accrued interest, is immediately due from Speedway and each guarantor would be obligated to make payment under its guaranty up to its maximum guaranteed amount.

In June 2006, in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), we recognized a liability of $2,495,000 representing the estimated fair value of the guarantee and a corresponding increase to the investment in Speedway, which is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in our Unaudited Consolidated Balance Sheets. Prior to the June 2006 modifications, the guarantee was not subject to the recognition or measurement requirements of FIN 45 and no liability related to the guarantee was recorded at December 31, 2005 or any prior period.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through June 30, 2006, approximately 9,481,000 shares of our common stock have been issued as the result of stock option exercises. As of June 30, 2006, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

DIVIDENDS

Our Board of Directors authorized the following dividends during 2005 and 2006:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 26, 2005	February 18, 2005	March 4, 2005	$0.13
April 27, 2005	May 20, 2005	June 3, 2005	0.13
July 27, 2005	August 19, 2005	September 2, 2005	0.13
October 26, 2005	November 18, 2005	December 2, 2005	0.13
January 24, 2006	February 17, 2006	March 3, 2006	0.13
April 25, 2006	May 19, 2006	June 2, 2006	0.13
July 25, 2006	August 18, 2006	September 1, 2006	0.13

At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement

Our actual results could differ materially from those stated or implied in the forward-looking statements included in this report as a result, among other things, of the following:

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

(iii)
Substantial uncertainty exists as to the strength of consumer spending as a result of increased fuel prices and conflict in the Middle East, and the Company’s revenues and financial results in 2006 could vary significantly depending upon consumer spending trends throughout the remainder of the year;

(iv)	Our results can be affected by consumer perception of food safety;

(v)
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

(vi)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

(vii)
Price and availability of commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, which are subject to fluctuation and could increase or decrease more than we expect; and/or

(viii)
Statements made concerning strategic initiatives are subject to the Board of Directors’ approval of any initiatives and there can be no assurance that the Board will decide to pursue any significant strategic initiative.

OSI Restaurant Partners, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At June 30, 2006, outstanding borrowings under our revolving lines of credit bear interest at 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $174,000,000 outstanding balance under these lines at June 30, 2006 was 5.69%. At June 30, 2006, outstanding borrowings under our Japanese lines of credit bear interest at either 45 to 65 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $11,416,000 outstanding balance at June 30, 2006 was 0.92%. Notes payable of approximately $7,818,000 to Japanese banks bear interest at rates ranging from 0.86% to 0.87%. Notes payable of approximately $55,000,000 to South Korean banks bear interest at rates ranging from 5.06% to 6.07% at June 30, 2006.

At June 30, 2006 and December 31, 2005, our total debt, including consolidated guaranteed debt, was approximately $296,408,000 and $185,348,000, respectively. Should interest rates based on our average borrowings of approximately $240,900,000 through June 30, 2006 increase by one percentage point, our estimated annual interest expense would increase by approximately $2,409,000 over amounts reported for the year ended December 31, 2005.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and South Korean banks of approximately $19,234,000 and $55,000,000, respectively, at June 30, 2006 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $36,229,000 and $24,802,000 as of June 30, 2006 and December 31, 2005, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We appealed the verdict to the Indiana Court of Appeals.  On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts.  We petitioned the Court of Appeals for rehearing and rehearing was denied. We filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. That ruling means the Supreme Court has vacated the Court of Appeals’ decision and has accepted the case for review. As of May 2006, the Indiana Supreme Court has heard oral argument on the case, but has not rendered any decision on the merits of the case nor indicated when or how it might rule.

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

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in our 2005 10-K should be considered as these could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

In addition to the risk factors described in the 2005 10-K, substantial uncertainty exists as to the strength of consumer spending as a result of increased fuel prices and conflict in the Middle East, and the Company’s revenues and financial results in 2006 could vary significantly depending upon consumer spending trends throughout the remainder of the year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended June 30, 2006, we issued approximately 24,200 shares of our common stock at $43.15 per share to 11 of our area operating partners for their interests in ten Outback Steakhouses, one Carrabba’s Italian Grill and two Roy’s. The aggregate value of shares issued was approximately $1,044,000. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended June 30, 2006:
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs (1)	(d) Maximum number of shares that may yet be purchased under the programs (2)
April 1, 2006 - April 30, 2006	605,000	$42.05	605,000	2,539,000
May 1, 2006 - May 31, 2006	550,000	40.76	550,000	2,037,000
June 1, 2006 - June 30, 2006	-	-	-	2,067,000
Total	1,155,000		1,155,000	2,067,000
___________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the second quarter ended June 30, 2006.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through June 30, 2006, approximately 9,481,000 shares of our common stock have been issued as the result of stock option exercises. As of June 30, 2006, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

 OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 25, 2006.  Six items were submitted for vote at the annual meeting.  The results of the election are as follows:

1.
To elect four Directors to serve for a term of three years each, and until his or her successor is duly elected and qualified. Abstentions and broker non-votes did not count for or against any nominee for Director. The following continued to serve as Directors as of the Annual Meeting: Robert D. Basham, John A. Brabson, Jr., W.R. Carey, Jr., General (Ret.) Tommy Franks, Lee Roy Selmon and Toby S. Wilt. The results for the election of the Directors are as follows:

Name of Nominee/Director	Votes For	Votes Withheld	Broker Non-Votes
A. William Allen, III	63,993,326	2,604,289	N/A
Debbi Fields	62,492,302	4,105,313	N/A
Thomas A. James	65,114,905	1,482,710	N/A
Chris T. Sullivan	62,395,248	4,202,367	N/A

2.	A Company proposal to approve an amendment to the Company’s Certificate of Incorporation changing its name to OSI Restaurant Partners, Inc.:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
66,388,015	100,807	108,793	N/A

3.	A Company proposal to ratify the Board’s selection of independent auditors for 2006:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
66,493,114	52,698	51,803	N/A

4.	A Company proposal to amend the Outback Steakhouse, Inc. Partner Equity Plan to include the Partner Equity Deferred Compensation Stock Plan Document:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
56,416,801	1,830,067	82,790	8,267,957

5.	A shareholder proposal relating to reporting of political contributions:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
11,306,666	43,576,850	3,446,142	8,267,957

6.	A shareholder proposal relating to reporting on the implementation of controlled atmosphere killing by chicken suppliers.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
2,635,768	51,774,821	3,919,069	8,267,957

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 6. Exhibits

Number	Description

10.01*	Employment Agreement effective January 1, 2002 by and between Michael W. Coble and Outback Steakhouse International, L.P. (filed herewith)

10.02*	Employment Agreement effective May 1, 2002 by and between Greg L. Walther and Outback Steakhouse International, L.P. (filed herewith)

10.03*	Amendment to Employment Agreement effective January 25, 2006 by and among Outback Steakhouse International, L.P. and Greg L. Walther (filed herewith)

10.04
Amendment to Bond Documents and Supplemental Indenture dated as of June 30, 2006 by and among The Huntington National Bank; Fifth Third Bank; PNC Bank, National Association; Kentucky Speedway, LLC; The Huntington National Bank, Trustee; County of Gallatin, Kentucky; OSI Restaurant Partners, Inc.; Richard L. Duchossois; Richard T. Farmer; Jerry L. Carroll; John R. Lindahl; Larry T. Thrailkill, Trustee of the Deepwater Trust and John R. Lindahl, Trustee of The Blue Water Trust (filed herewith)

10.05
Amended and Restated Limited Guarantee dated as of June 30, 2006 by and among The Huntington National Bank; Fifth Third Bank; PNC Bank, National Association; The Huntington National Bank, Trustee; OSI Restaurant Partners, Inc.; Richard L. Duchossois; Richard T. Farmer; Jerry L. Carroll; John R. Lindahl; Larry T. Thrailkill, Trustee of the Deepwater Trust and John R. Lindahl, Trustee of The Blue Water Trust (filed herewith)

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

Date: August 9, 2006	OSI RESTAURANT PARTNERS, INC.

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)