Form 10-K/A
period 2005-12-31
OSI RESTAURANT PARTNERS, INC.
filed 2007-01-08
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 1-15935

OSI RESTAURANT PARTNERS, INC.
(Exact name of registrant as specified in its charter)
DELAWARE	59-3061413
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)
2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)
(813) 282-1225
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X] Accelerated Filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to restate the consolidated financial statements of OSI Restaurant Partners, Inc. (formerly known as Outback Steakhouse, Inc.) as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, to restate other financial information as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and to revise certain disclosures. We are also restating the quarterly financial information presented for fiscal 2005 and 2004 in Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Form.

The Items of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005 that are amended and restated are as follows: Item 6 - Selected Financial Data; Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8 - Financial Statements and Supplementary Data (including the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Certified Public Accountants); and Item 9A - Controls and Procedures.

Restatement of Previously Issued Consolidated Financial Statements

In October 2006, we identified errors in our accounting for unearned revenue for unredeemed gift cards and certificates.  Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, we have restated our consolidated financial statements for certain prior periods to correct these and other errors, as described in this section.

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in increases in unearned revenue of $60,337,000 and $55,487,000 as of December 31, 2005 and 2004, respectively, and decreases in net income of $3,085,000, $3,350,000 and $2,495,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  It also resulted in a $31,703,000 decrease in retained earnings as of December 31, 2002.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, for the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of December 31, 2005 and 2004, decreases in minority interests in consolidated entities of $1,314,000 and $813,000 as of December 31, 2005 and 2004, respectively and decreases in elimination of minority interest of $104,000, $235,000 and $56,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  It also resulted in a $120,000 increase in retained earnings as of December 31, 2002.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in increases to deferred rent of $6,303,000 and $5,335,000 and decreases to property, fixtures and equipment of $1,905,000 and $1,156,000 as of December 31, 2005 and 2004, respectively and decreases to net income of $976,000, $1,136,000 and $515,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  It also resulted in a $2,212,000 decrease in retained earnings as of December 31, 2002.

Other adjustments
We have increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales by $10,472,000, $14,449,000 and $6,513,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

As described in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A, the adjustments noted above impacted various items in our Consolidated Statements of Cash Flows for the year ended December 31, 2005, increasing net cash provided by operating activities by $890,000, increasing net cash used in investing activities by $493,000 and increasing net cash used in financing activities by $397,000.

Please refer to Note 1 of Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for more information related to the restatement. In addition, please refer to “Controls and Procedures” in Item 9A of this Form 10-K/A for a restated management’s report on internal control over financial reporting.

The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the year ended December 31, 2005 in the form filed on March 16, 2006. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment.

OUTBACK STEAKHOUSE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A
For the Year Ended December 31, 2005

PART I

This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent Outback Steakhouse, Inc.’s expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

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

The above statements regarding our expansion plans constitute forward-looking statements. We note that a variety of factors could cause the actual results and experience to differ materially from the anticipated results referred to above. Our development schedule for new restaurant openings is subject to a number of factors that could cause actual results to differ. Please see pages 18 thru 21 for a description of these risk factors.

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

Financial information about geographic areas is included in this Form 10-K/A in Item 8, Note 16 of Notes to Consolidated Financial Statements.

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

Supervision and Training. We require our area operating partners and restaurant general managers to have significant experience in the full-service restaurant industry. In addition, we have developed a comprehensive 12-week training course that all operating partners and general managers are required to complete. The program emphasizes our operating strategy, procedures and standards. Our senior management meets quarterly with our operating partners to discuss business-related issues and share ideas. In addition, members of senior management regularly visit the restaurants to ensure that our concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

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

OWNERSHIP STRUCTURES

Our ownership interests in each of our restaurants are divided into two basic categories: (i) Company-owned restaurants that are owned by general partnerships in which we are a general partner and own a controlling financial interest or in which we exercise control while holding less than a majority ownership, and (ii) development joint ventures. The results of operations of Company-owned restaurants are included in our Consolidated Statements of Income, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

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

GOVERNMENT REGULATION

Our restaurants are subject to various federal, state, local and international laws affecting our business as more fully described in this Form 10-K/A in Item 1A., Risk Factors.

AVAILABLE INFORMATION

We make available and free of charge through our website at www.outback.com copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information contained or incorporated by reference in this Form 10-K/A. The risks and uncertainties described below are not the only risks we face. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected.

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

Statement on Inherent Limitations in Control Systems and Possibility of Misstatement

Our management does not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. Because of inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. A material weakness was identified in management’s assessment of internal control over financial reporting as of December 31, 2005, and management's report in Item 9A should be read in conjunction with this Form 10-K/A.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 70% of our restaurant sites. In the future, we intend to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for one or more additional terms. All of our leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and a portion of lessors’ operating costs. See page 14 for a listing of restaurant locations.

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

It is not possible at this time to predict whether the authorities will seek to impose sanctions on us, and if they do, what those sanctions might be. It is also not possible to predict how any U.S. or South Korean governmental investigation or resulting sanctions may impact our business in South Korea. Depending upon how these matters are resolved, our results of operations and prospects for growth in South Korea could be significantly impacted. In 2005, Aussie Chung had revenues and net income of $220,291,000 and $11,458,000, respectively, representing approximately 5.8% and 7.8% of the Company’s consolidated revenues and net income.

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

CORPORATE HEADQUARTERS

Outback Steakhouse, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607

SHAREHOLDER INFORMATION

Exchange: New York Stock Exchange

Listed Security: OSI common stock

REPORTS ON FORM 10-K

A copy of our Annual Report to the Securities and Exchange Commission on Form 10-K/A is available to shareholders at no charge on the Internet at www.sec.gov or will be furnished to any shareholder without charge upon written request or by visiting our website at www.outback.com. Address written requests to the Investor Relations Department at: Outback Steakhouse, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

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

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(restated) (3)	(restated) (3)	(restated) (3)	(restated) (3)	(restated) (3)
	(Dollar amounts in thousands, except per share data)
Statements of Income Data:
Revenues
Restaurant sales	$3,590,869	$3,197,536	$2,654,541	$2,277,823	$2,046,564
Other revenues	21,848	18,453	17,786	17,915	18,936
Total revenues	3,612,717	3,215,989	2,672,327	2,295,738	2,065,500
Costs and expenses
Cost of sales	1,315,340	1,203,107	987,866	857,998	806,849
Labor and other related (1)	930,356	817,214	670,798	572,567	506,980
Other restaurant operating	783,745	667,797	537,854	450,339	396,838
Depreciation and amortization	127,773	104,767	85,076	73,357	64,833
General and administrative (1)	197,135	174,047	138,063	121,114	105,121
Hurricane property losses	3,101	3,024	-	-	-
Provision for impaired assets and restaurant closings	27,170	2,394	5,319	5,689	4,780
Contribution for "Dine Out for Hurricane Relief"	1,000	1,607	-	-	-
Contribution for “Dine Out for America”	-	-	-	-	7,000
Income from operations of unconsolidated affiliates	(1,479)	(1,725)	(6,015)	(5,904)	(4,238)
Total costs and expenses	3,384,141	2,972,232	2,418,961	2,075,160	1,888,163
Income from operations	228,576	243,757	253,366	220,578	177,337
Other income (expense), net	(2,070)	(2,104)	(1,100)	(3,322)	(2,287)
Interest income	2,087	1,349	1,479	2,529	3,364
Interest expense	(6,848)	(3,629)	(1,810)	(1,317)	(926)
Income before provision for income taxes and
elimination of minority interest	221,745	239,373	251,935	218,468	177,488
Provision for income taxes	73,808	78,622	85,214	76,904	63,423
Income before elimination of minority interest	147,937	160,751	166,721	141,564	114,065
Elimination of minority interest	1,191	9,180	2,476	(1,592)	(4,567)
Income before cumulative effect of a change in accounting principle	146,746	151,571	164,245	143,156	118,632
Cumulative effect of a change in accounting principle (net of taxes) (2)	-	-	-	(740)	-
Net income	$146,746	$151,571	$164,245	$142,416	$118,632

(CONTINUED...)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(restated) (3)	(restated) (3)	(restated) (3)	(restated) (3)	(restated) (3)
	(Dollar amounts in thousands, except per share data)
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$1.98	$2.05	$2.18	$1.87	$1.55
Cumulative effect of a change in accounting principle (net of taxes) (2)	-	-	-	(0.01)	-
Net income	$1.98	$2.05	$2.18	$1.86	$1.55

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$1.92	$1.95	$2.10	$1.80	$1.51
Cumulative effect of a change in accounting principle (net of taxes) (2)	-	-	-	(0.01)	-
Net income	$1.92	$1.95	$2.10	$1.79	$1.51

Basic weighted average number of common shares outstanding	73,952	74,117	75,256	76,734	76,632
Diluted weighted average number of common shares outstanding	76,541	77,549	78,393	79,312	78,349
Balance Sheet Data:
Working capital (deficit)	$(251,846)	$(185,893)	$(121,307)	$12,777	$(6,017)
Total assets	1,992,422	1,733,392	1,497,619	1,374,402	1,218,962
Long-term debt	90,623	59,900	9,550	14,436	13,830
Minority interest in consolidated entities	44,259	48,092	52,885	43,166	41,246
Stockholders' equity	1,144,420	1,047,111	968,419	922,393	820,015
Cash dividends per common share	$0.52	$0.52	$0.49	$0.12	$-
__________________
(1)	Includes distribution expense to employee partners and partner stock buyout expense, which were historically reported on separate lines in the Consolidated Statements of Income.
(2)
In 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and in accordance with the transitional impairment provision of SFAS No. 142, we recorded the cumulative effect of a change in accounting principle of $740,000, net of taxes of approximately $446,000.

(3)
The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K/A. The impacts on the selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are as follows on the next page:

	YEARS ENDED DECEMBER 31,
	2002	2002	2001	2001
	As previously reported	As restated	As previously reported	As restated
	(Dollar amounts in thousands, except per share data)
Selected Statement of Income Data:
Restaurant sales	$2,276,599	$2,277,823	$2,047,364	$2,046,564
Total revenues	2,294,514	2,295,738	2,066,300	2,065,500
Cost of sales	856,951	857,998	806,849	806,849
Labor and other related	568,875	572,567	503,389	506,980
Other restaurant operating	449,409	450,339	395,657	396,838
Depreciation and amortization	73,294	73,357	64,831	64,833
General and administrative	119,242	121,114	105,121	105,121
Provision for impaired assets and restaurant closings	5,281	5,689	4,558	4,780
Income from operations of unconsolidated affiliates	(5,881)	(5,904)	(4,219)	(4,238)
Total costs and expenses	2,067,171	2,075,160	1,883,186	1,888,163
Income from operations	227,343	220,578	183,114	177,337
Income before provision for income taxes and elimination of
minority interest	225,233	218,468	183,265	177,488
Provision for income taxes	78,838	76,904	65,551	63,423
Income before elimination of minority interest	146,395	141,564	117,714	114,065
Elimination of minority interest	(1,580)	(1,592)	(4,596)	(4,567)
Income before cumulative effect of a change in accounting principle	147,975	143,156	122,310	118,632
Net income	147,235	142,416	122,310	118,632
Basic earnings per common share	$1.93	$1.87	$1.60	$1.55
Diluted earnings per common share	$1.92	$1.79	$1.56	$1.51
Selected Balance Sheet Data:
Working capital (deficit)	44,409	12,777	26,413	(6,017)
Total assets	1,352,286	1,374,402	1,200,469	1,218,962
Minority interest in consolidated entities	42,285	43,166	42,801	41,246
Stockholders' equity	956,188	922,393	852,847	820,015

	YEAR ENDED DECEMBER 31,
	2003	2003
	As previously reported	As restated
	(Dollar amounts in thousands)
Selected Balance Sheet Data:
Working capital (deficit)	$(81,919)	$(121,307)
Total assets	1,474,118	1,497,619
Minority interest in consolidated entities	58,126	52,885
Stockholders' equity	1,005,224	968,419

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, nearly 1,300 system-wide restaurants and 2005 annual revenues for Company-owned stores exceeding $3.6 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW (CONTINUED)

Restatement of Previously Issued Consolidated Financial Statements

In October 2006, we identified errors in our accounting for unearned revenue for unredeemed gift cards and certificates. Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, we have restated the consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, other financial information as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001, and all quarters in fiscal 2005 and 2004, to correct these and other errors, as more fully described in Note 1 to the Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K/A. All applicable amounts related to this restatement have been reflected herein and in our consolidated financial statements included in this Form 10-K/A.

Our 2005 financial results included:

-	Growth of consolidated revenues by 12.3% to $3.6 billion;
-	Decline in net income by 3.2% to $146.7 million, primarily resulting from provisions for impaired assets and restaurant closings of $27,170,000 in 2005 compared to $2,394,000 in 2004; and
-	123 new unit openings across all brands.

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

We made progress in 2005 on our strategy to improve portfolio returns by increasing the profit contribution at Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar and Bonefish Grill compared to the prior year. It was also a year in which we made the decision to exit the Paul Lee’s Chinese Kitchen business and slow development of Cheeseburger in Paradise in order to allow time to improve that concept’s operating model during 2006. In 2005, after $1,992,000 of provisions for impaired assets and restaurant closings and $13,017,000 of pre-opening expenses, Carrabba’s, Fleming’s and Bonefish comprised approximately $58,145,000 of total income from operations of $228,576,000.

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

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the line of credit, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture funds its portion of the costs of new restaurants through a line of credit that we guarantee (see Liquidity and Capital Resources). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority interest.”

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following tables set forth, for the periods indicated: (i) the percentages that the items in our Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenues
Restaurant sales	99.4%	99.4%	99.3%
Other revenues	0.6	0.6	0.7
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.6	37.6	37.2
Labor and other related (1) (2)	25.9	25.6	25.3
Other restaurant operating (1)	21.8	20.9	20.3
Depreciation and amortization	3.5	3.3	3.2
General and administrative (2)	5.5	5.4	5.2
Hurricane property losses	0.1	0.1	-
Provision for impaired assets and restaurant closings	0.8	0.1	0.2
Contribution for "Dine Out for Hurricane Relief"	*	*	-
Income from operations of unconsolidated affiliates	(* )	(0.1)	(0.2)
Total costs and expenses	93.7	92.4	90.5
Income from operations	6.3	7.6	9.5
Other income (expense), net	(0.1)	(0.1)	(* )
Interest income	0.1	*	*
Interest expense	(0.2)	(0.1)	(0.1)
Income before provision for income taxes and
elimination of minority interest	6.1	7.4	9.4
Provision for income taxes	2.0	2.4	3.2
Income before elimination of minority interest	4.1	5.0	6.2
Elimination of minority interest	*	0.3	0.1
Net income	4.1%	4.7%	6.1%
__________________
(1)	As a percentage of restaurant sales.
(2)	Includes distribution expense to employee partners and partner stock buyout expense, which were historically reported on separate lines in the Consolidated Statements of Income.
*              Less than 1/10 of one percent of total revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

System-wide sales grew by 11.8% in 2005 and by 13.9% in 2004. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of Outback Steakhouse, Inc. and those of franchisees and development joint ventures, are provided in the following tables:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
OUTBACK STEAKHOUSE, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$2,238	$2,198	$2,028
International	258	189	114
Total	2,496	2,387	2,142
Carrabba's Italian Grills	580	483	313
Bonefish Grills	224	130	62
Fleming's Prime Steakhouse and Wine Bars	150	109	76
Other restaurants	141	89	62
Total Company-owned restaurant sales	$3,591	$3,198	$2,655

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
VENTURE SALES (in millions):
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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

REVENUES

Restaurant sales. Restaurant sales increased by 12.3% in 2005 as compared with 2004 and by 20.5% in 2004 as compared with 2003. In addition to increases in sales at existing restaurants, the 2005 increase in restaurant sales was attributable to additional revenues of approximately $192,798,000 from the opening of new restaurants after December 31, 2004.  In addition to increases in sales at existing restaurants, the 2004 increase in restaurant sales was partially attributable to the following: additional revenues of approximately $152,350,000 from the opening of new restaurants after December 31, 2003; an increase of approximately $81,280,000 resulting from the consolidation of 33 joint venture stores due to implementation of FIN 46R effective January 1, 2004 (see Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report); and revenues of approximately $19,563,000 from the acquisition of minority partner interests in certain Carrabba’s Italian Grills in March 2004. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Average unit volumes for restaurants opened for one year or more (in thousands):
Outback Steakhouses (1)	$3,426	$3,455	$3,371
Carrabba's Italian Grills (1)	3,263	3,107	3,101
Bonefish Grills (1)	3,218	3,221	3,124
Fleming's Prime Steakhouse and Wine Bars	4,911	4,783	3,893
Roy's	3,646	3,496	3,157
Average unit volumes for restaurants opened for less than one year (in thousands):
Outback Steakhouses	$2,902	$3,179	$3,212
Carrabba's Italian Grills	2,775	2,939	2,964
Bonefish Grills	2,984	2,965	3,022
Fleming's Prime Steakhouse and Wine Bars	3,763	3,492	3,995
Roy's	5,685	3,414	3,195
Operating weeks:
Outback Steakhouses	34,313	33,304	31,058
Carrabba's Italian Grills	9,538	8,228	5,327
Bonefish Grills	3,783	2,234	1,070
Fleming's Prime Steakhouse and Wine Bars	1,725	1,302	1,010
Roy's	998	941	826
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	4.0%	2.4%	0.8%
Carrabba's Italian Grills	2.4%	1.5%	0.9%
Bonefish Grills	3.0%	3.0%	0.3%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.8%	2.7%	1.9%
Carrabba's Italian Grills	6.0%	3.3%	1.8%
Bonefish Grills	4.3%	7.5%	2.0%
Fleming's Prime Steakhouse and Wine Bars	11.5%	17.1%	12.7%
Roy's	5.0%	11.5%	10.0%
__________________
(1)
We have restated our previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of Notes to Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data, which is included in this Form 10-K/A.

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

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 1.0% of restaurant sales to 36.6% in 2005 as compared with 37.6% in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and chicken during the period were partially offset by decreases in certain dairy and produce costs, particularly butter, cheese, onions and potatoes. Cost of sales increased by 0.4% of restaurant sales to 37.6% in 2004 as compared with 37.2% in 2003. The increase was attributable to commodity cost increases for beef, butter and tomatoes. This increase was partially offset by an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners. Labor and other related expenses increased by 0.3% of restaurant sales to 25.9% in 2005 as compared with 25.6% in 2004. The increase was attributable to a minimum wage increase in New York, Illinois and Florida, restricted stock expense for managing partners and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills. Labor and other related expenses increased by 0.3% of restaurant sales to 25.6% in 2004 as compared with 25.3% in 2003. The increase was principally driven by increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, higher state unemployment taxes and increased health insurance costs and was partially offset by leveraging higher average unit volumes.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other operating expenses as a percentage of restaurant sales increased by 0.9% to 21.8% in 2005 as compared with 20.9% in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs, increased advertising expenses and increased expenditures for other supplies. Other operating expenses as a percentage of restaurant sales increased by 0.6% to 20.9% in 2004 as compared with 20.3% in 2003. The increase was attributable to liability insurance costs from dramshop case reserves, additional advertising expenses, higher utility costs and higher occupancy costs.

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

Provision for impaired assets and restaurant closings. During 2005, we recorded a provision for impaired assets and restaurant closings of approximately $27,170,000, which included approximately $7,581,000 for an impairment charge against the deferred license fee related to certain non-restaurant operations, approximately $14,975,000 for an impairment charge for intangible and other asset impairments related to the planned sale of Paul Lee’s Chinese Kitchen, approximately $1,992,000 for the impairment of two Bonefish Grill restaurants in Washington, approximately $816,000 for the impairment of two domestic Outback Steakhouse restaurants and approximately $1,806,000 for the closing of five domestic Outback Steakhouse restaurants. Two of these Outback restaurants closed during 2005, and the other three have closed or will close in 2006.

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

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $246,000 to $1,479,000 in 2005 as compared with $1,725,000 in 2004. This decrease was attributable primarily to a write-down in the second quarter of 2005 of approximately $574,000 of an Outback Steakhouse operated as a joint venture in Pennsylvania. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. Additionally, this decrease was attributable to the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil. The cumulative decrease was partially offset by continued improvement in our Brazilian joint venture. Income from development joint ventures was $1,725,000 in 2004 as compared to $6,015,000 in 2003. This decrease was attributable to the consolidation of 29 Carrabba’s restaurants in January 2004 that were not previously consolidated in the financial statements.

Income from operations. As a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provisions for impaired assets and restaurant closings, and the 2005 and 2004 “Dine Out for Hurricane Relief” contributions, income from operations decreased by $15,181,000 to $228,576,000 in 2005 as compared to $243,757,000 in 2004 and decreased by $9,609,000 to $243,757,000 in 2004 as compared to $253,366,000 in 2003.

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

Provision for income taxes. The provision for income taxes in all three years presented reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 33.3% in 2005, 32.8% in 2004 and 33.8% in 2003. The increase in the effective tax rate from 2004 to 2005 resulted from the tax effect of additional nondeductible executive compensation and a charge for nondeductible goodwill impairment.  The decrease in the effective tax rate from 2003 to 2004 resulted from an increase in FICA tax credits for employee-reported tips as a percentage of pre-tax income.

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

Net income and earnings per common share. Net income for 2005 was $146,746,000, a decrease of 3.2% from net income of $151,571,000 in 2004. Basic earnings per common share decreased to $1.98 for 2005 from basic earnings per common share of $2.05 in 2004, and basic weighted shares outstanding decreased by approximately 165,000 shares during 2005. Diluted earnings per common share decreased to $1.92 for 2005 from diluted earnings per common share of $1.95 in 2004, and diluted weighted shares outstanding decreased by approximately 1,008,000 shares during 2005. The decrease in both basic and diluted weighted shares outstanding in 2005 compared with 2004 was primarily due to the purchase of treasury shares during 2005 partially offset by the issuance of shares for stock option exercises.

Net income for 2004 was $151,571,000, a decrease of 7.7% from net income of $164,245,000 in 2003. Basic earnings per common share decreased to $2.05 for 2004 from basic earnings per common share of $2.18 in 2003, and basic weighted shares outstanding decreased by approximately 1,139,000 shares during 2004. Diluted earnings per common share decreased to $1.95 for 2004 from diluted earnings per common share of $2.10 in 2003, and diluted weighted shares outstanding decreased by approximately 844,000 shares during 2004. The decrease in both basic and diluted weighted shares outstanding in 2004 compared with 2003 was primarily due to the purchase of treasury shares during 2004 partially offset by the issuance of shares for stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Net cash provided by operating activities	$373,117	$317,053	$274,222
Net cash used in investing activities	(323,782)	(290,307)	(229,135)
Net cash used in financing activities	(52,436)	(41,661)	(129,773)
Net decrease in cash and cash equivalents	$(3,101)	$(14,915)	$(84,686)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled $327,862,000, $254,871,000 and $193,828,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective. As of December 31, 2005, there were approximately 313 domestic restaurants and two international restaurants developed on land that we owned.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2005 (in thousands, as restated):

	5%	10%	15%
Decrease in restaurant sales	$(179,543)	$(359,087)	$(538,630)
Decrease in cash provided by operating activities	(33,844)	(67,688)	(101,532)

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

In the first quarter of 2006, we will implement changes to our general manager partner program (which is described more fully in this Form 10-K/A in Part I, Item 1) that will be effective for all new general manager partner employment agreements signed after March 1, 2006. Additionally, all managing partners currently under contract will be given an opportunity to elect participation in the new plan. Upon completion of each five-year term of employment, the managing partner will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. We will require the use of capital to fund this new Partner Equity Plan as each general managing partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the first two years of the plan. Future funding requirements could vary significantly depending on timing of managing partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

If a default under the line of credit were to occur requiring us to perform under the guarantee obligation, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California that own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement and include our covenant commitments under existing lines of credit.  We are not the primary obligor on the line of credit, and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $150,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through December 31, 2005, the margin over LIBOR rates charged to us on future amounts drawn under the line would not be affected unless: (i) outstanding consolidated total debt balances increased by more than $23,000,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 2.6%. If either of these events occurred, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by 0.175% based on terms of the agreement outstanding as of December 31, 2005. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding consolidated total debt balances, as described in the line of credit agreement, increased by more than $314,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 35.1%; or (iii) our net worth decreased approximately 26.7%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2005, are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt, (including current portion)	$185,348	$63,442	$114,030	$1,626	$6,250
Operating leases	579,699	85,358	157,123	132,929	204,289
Unconditional purchase obligations (1)	777,198	696,156	79,542	1,500	-
Commitments (2)	4,000	-	-	-	4,000
Partner deposit and accrued buyout liability, as restated (3)	88,075	15,175	23,125	18,089	31,686
Other long-term liabilities (4)	45,890	-	42,890	3,000	-
Total contractual obligations	$1,680,210	$860,131	$416,710	$157,144	$246,225

DEBT GUARANTEES
Debt guarantees	$33,960	$9,460	$24,500	$-	$-
Amount outstanding under debt guarantees	$32,386	$9,460	$22,926	$-	$-
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
(3)
Partner deposit and accrued buyout liability payments by period are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and change in buyout values of our employee partners.  (See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K/A).

(4)
Other long-term liabilities reflected on our Consolidated Balance Sheet are long-term insurance estimates, deferred compensation arrangements and litigation (see Notes 5 and 8 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K/A).

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

GOODWILL

Goodwill represents the residual purchase price after allocation of the purchase price to the individual fair values of assets acquired. On an annual basis, we review the recoverability of goodwill based primarily upon an analysis of discounted cash flows of the related reporting unit as compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Generally, we perform our annual assessment for impairment during the third quarter of the fiscal year, unless facts and circumstances require differently.

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

Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed and is recorded at the redemption value. We recognize restaurant sales and reduce the related deferred liability when gift cards and certificates are redeemed or the likelihood of the gift card or certificate being redeemed by the customer is remote (gift card breakage). Gift card breakage is recognized as a component of “Restaurant sales” in the Consolidated Statements of Income.

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

As part of our managing partner program, the managing partner (and chef partner at Fleming’s and Roy’s) of each domestic restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase an interest in the restaurant he or she is employed to manage. This interest gives the managing partner and chef partner the right to receive a percentage of their restaurant's monthly cash flows for the duration of the five-year agreement. For managing partners, the purchase price has been $25,000 for an interest ranging from 6% to 10% and for chef partners has ranged from a purchase price of $10,000 to $15,000 for an interest ranging from 2% to 5%. The specifics of the purchase prices and percentage interests for managing partners and chef partners are detailed in Item 1 of this Annual Report on Form 10-K/A. Upon completion of each five-year term of employment, each managing partner and chef partner has historically been issued stock options with the number of options determined by a formula based on a multiple of the cash flows distributed from their interest. However, all new managing partner and chef partner agreements entered into on and after March 1, 2006, will provide for participation in a new deferred compensation program, which will replace the issuance of stock options upon completion of each term of employment. Managing partners and chef partners will also be given the opportunity to amend their existing agreements to provide for participation in this deferred compensation program in lieu of issuance of stock options during a roll-out period in 2006.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	DECEMBER 31,
	2005	2004
	(restated)	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$84,876	$87,977
Short-term investments	1,828	1,425
Inventories	68,468	63,448
Deferred income tax assets	43,697	36,975
Other current assets	50,823	52,293
Total current assets	249,692	242,118
Property, fixtures and equipment, net	1,387,700	1,233,995
Investments in and advances to unconsolidated affiliates, net	21,397	15,762
Deferred income tax assets	36,180	9,129
Goodwill	112,627	109,028
Intangible assets	11,562	21,683
Other assets	142,114	71,438
Notes receivable collateral for franchisee guarantee	31,150	30,239
	$1,992,422	$1,733,392

(CONTINUED…)

Outback Steakhouse, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	DECEMBER 31,
	2005	2004
	(restated)	(restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$98,020	$74,162
Sales taxes payable	17,761	26,735
Accrued expenses	135,660	102,458
Current portion of partner deposit and accrued buyout liability	15,175	13,561
Unearned revenue	170,785	156,382
Income taxes payable	695	87
Current portion of long-term debt	63,442	54,626
Total current liabilities	501,538	428,011
Partner deposit and accrued buyout liability	72,900	64,411
Deferred rent	61,509	49,410
Long-term debt	90,623	59,900
Guaranteed debt of franchisee	31,283	30,343
Other long-term liabilities	45,890	6,114
Total liabilities	803,743	638,189
Commitments and contingencies
Minority interests in consolidated entities	44,259	48,092
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,854 and 73,767 shares outstanding as
of December 31, 2005 and 2004, respectively	788	788
Additional paid-in capital	293,368	273,442
Retained earnings	1,057,944	981,823
Accumulated other comprehensive income (loss)	384	(2,118)
Unearned compensation related to outstanding restricted stock	(40,858)	-
	1,311,626	1,253,935
Less treasury stock, 3,896 and 4,983 shares at December 31, 2005
and 2004, respectively, at cost	(167,206)	(206,824)
Total stockholders’ equity	1,144,420	1,047,111
	$1,992,422	$1,733,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenues
Restaurant sales	$3,590,869	$3,197,536	$2,654,541
Other revenues	21,848	18,453	17,786
Total revenues	3,612,717	3,215,989	2,672,327
Costs and expenses
Cost of sales	1,315,340	1,203,107	987,866
Labor and other related (1)	930,356	817,214	670,798
Other restaurant operating	783,745	667,797	537,854
Depreciation and amortization	127,773	104,767	85,076
General and administrative (1)	197,135	174,047	138,063
Hurricane property losses	3,101	3,024	-
Provision for impaired assets and restaurant closings	27,170	2,394	5,319
Contribution for "Dine Out for Hurricane Relief"	1,000	1,607	-
Income from operations of unconsolidated affiliates	(1,479)	(1,725)	(6,015)
Total costs and expenses	3,384,141	2,972,232	2,418,961
Income from operations	228,576	243,757	253,366
Other income (expense), net	(2,070)	(2,104)	(1,100)
Interest income	2,087	1,349	1,479
Interest expense	(6,848)	(3,629)	(1,810)
Income before provision for income taxes and
elimination of minority interest	221,745	239,373	251,935
Provision for income taxes	73,808	78,622	85,214
Income before elimination of minority interest	147,937	160,751	166,721
Elimination of minority interest	1,191	9,180	2,476
Net income	$146,746	$151,571	$164,245

Basic earnings per common share
Net income	$1.98	$2.05	$2.18
Basic weighted average number of shares outstanding	73,952	74,117	75,256

Diluted earnings per common share
Net income	$1.92	$1.95	$2.10
Diluted weighted average number of shares outstanding	76,541	77,549	78,393

Cash dividends per common share	$0.52	$0.52	$0.49
__________________
(1)	Includes distribution expense to employee partners and partner stock buyout expense, which were historically reported on separate lines in the Consolidated Statements of Income.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	COMPENSATION	STOCK	TOTAL
Balance, December 31, 2002, as previously reported	75,880	$788	$240,083	$802,265	$-	$-	$(86,948)	$956,188
Adjustments	-	-	2,333	(36,128)	-	-	-	(33,795)
Balance, December 31, 2002, as restated	75,880	788	242,416	766,137	-	-	(86,948)	922,393
Purchase of treasury stock	(3,784)	-	-	-	-	-	(143,191)	(143,191)
Reissuance of treasury stock	2,183	-	-	(19,133)	-	-	68,331	49,198
Dividends ($0.49 per share)	-	-	-	(36,917)	-	-	-	(36,917)
Stock option income tax benefit	-	-	13,189	-	-	-	-	13,189
Stock option compensation expense	-	-	1,580	-	-	-	-	1,580
Net income, as restated	-	-	-	164,245	-	-	-	164,245
Foreign currency translation adjustment	-	-	-	-	(2,078)	-	-	(2,078)
Total comprehensive income, as restated	-	-	-	-	-	-	-	162,167
Balance, December 31, 2003, as restated	74,279	788	257,185	874,332	(2,078)	-	(161,808)	968,419
Purchase of treasury stock	(2,155)	-	-	-	-	-	(95,554)	(95,554)
Reissuance of treasury stock	1,643	-	-	(5,556)	-	-	50,538	44,982
Dividends ($0.52 per share)	-	-	-	(38,524)	-	-	-	(38,524)
Stock option income tax benefit	-	-	14,527	-	-	-	-	14,527
Stock option compensation expense	-	-	1,730	-	-	-	-	1,730
Net income, as restated	-	-	-	151,571	-	-	-	151,571
Foreign currency translation adjustment	-	-	-	-	(40)	-	-	(40)
Total comprehensive income, as restated	-	-	-	-	-	-	-	151,531
Balance, December 31, 2004, as restated	73,767	788	273,442	981,823	(2,118)	-	(206,824)	1,047,111
Purchase of treasury stock	(2,177)	-	-	-	-	-	(92,363)	(92,363)
Reissuance of treasury stock	2,220	-	(3,686)	(28,687)	-	-	88,280	55,907
Dividends ($0.52 per share)	-	-	-	(38,753)	-	-	-	(38,753)
Stock option income tax benefit	-	-	16,514	-	-	-	-	16,514
Stock option compensation expense	-	-	3,412	-	-	-	-	3,412
Issuance of restricted stock	1,044	-	3,686	(3,185)	-	(44,202)	43,701	-
Amortization of restricted stock	-	-	-	-	-	3,344	-	3,344
Net income, as restated	-	-	-	146,746	-	-	-	146,746
Foreign currency translation adjustment	-	-	-	-	2,502	-	-	2,502
Total comprehensive income, as restated	-	-	-	-	-	-	-	149,248
Balance, December 31, 2005, as restated	74,854	$788	$293,368	$1,057,944	$384	$(40,858)	$(167,206)	$1,144,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net income	$146,746	$151,571	$164,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127,773	104,767	85,076
Provision for impaired assets and restaurant closings and hurricane losses	30,271	5,418	5,319
Stock-based compensation expense	6,756	-	-
Employee partner stock buyout expense	6,718	7,495	4,791
Income tax benefit credited to equity	16,514	14,527	13,189
Minority interest in consolidated entities’ income	1,191	9,180	2,476
Income from operations of unconsolidated affiliates	(1,479)	(1,725)	(6,015)
Change in deferred income taxes	(33,773)	(12,844)	(4,152)
Loss on disposal of property, fixtures and equipment	3,605	4,102	3,705
Change in assets and liabilities, net of effects of acquisitions and FIN 46R consolidations:
Increase in inventories	(5,635)	(2,773)	(24,102)
Increase in other current assets	(288)	(9,348)	(5,619)
(Increase) decrease in other assets	(10,301)	(20,440)	2,610
Increase in accounts payable, sales taxes payable and accrued expenses	48,130	29,025	20,056
Increase in partner deposit and accrued buyout liability	9,003	8,077	2,413
Increase in deferred rent	12,099	8,123	7,622
Increase in unearned revenue	14,403	21,514	17,033
Increase (decrease) in income taxes payable	608	(541)	(13,425)
Increase (decrease) in other long-term liabilities	776	925	(1,000)
Net cash provided by operating activities	373,117	317,053	274,222
Cash flows used in investing activities:
Purchase of investment securities	(5,568)	(60,125)	(78,557)
Maturities and sales of investment securities	5,165	79,524	78,309
Cash paid for acquisitions of businesses, net of cash acquired	(5,200)	(28,066)	(47,677)
Cash paid for designation rights	-	(42,500)	-
Capital expenditures	(327,862)	(254,871)	(193,828)
Proceeds from the sale of property, fixtures and equipment	11,508	2,583	2,275
Proceeds from the sale of designation rights	-	11,075	-
Increase in cash from adoption of FIN 46R	-	1,080	-
Payments from unconsolidated affiliates	131	1,361	13,518
Distributions to unconsolidated affiliates	-	(121)	(1,830)
Investments in and advances to unconsolidated affiliates	(1,956)	(247)	(1,345)
Net cash used in investing activities	$(323,782)	$(290,307)	$(229,135)

 (CONTINUED...)

Outback Steakhouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$174,373	$127,444	$29,497
Proceeds from minority interest contributions	8,635	5,100	13,825
Distributions to minority interest	(17,899)	(8,151)	(10,907)
Repayments of long-term debt	(141,084)	(71,369)	(23,663)
Proceeds from sale-leaseback transactions	5,000	-	-
Dividends paid	(38,753)	(38,524)	(36,917)
Payments for purchase of treasury stock	(92,363)	(95,554)	(143,191)
Proceeds from reissuance of treasury stock	49,655	39,393	41,583
Net cash used in financing activities	(52,436)	(41,661)	(129,773)
Net decrease in cash and cash equivalents	(3,101)	(14,915)	(84,686)
Cash and cash equivalents at the beginning of the period	87,977	102,892	187,578
Cash and cash equivalents at the end of the period	$84,876	$87,977	$102,892
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,916	$3,683	$1,964
Cash paid for income taxes	88,516	79,117	81,944
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$4,208	$1,833	$8,402
Litigation liability and insurance receivable	39,000	-	-
Debt assumed from acquisition	-	-	20,717
Assets received for note	-	14,700	5,569
Debt assumed under FIN 46R	-	30,339	-
Issuance of restricted stock	44,202	-	-

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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, the Company identified errors in its accounting for unearned revenue for unredeemed gift cards and certificates. Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, the Company has restated its consolidated financial statements for certain prior periods to correct these and other errors, as described in this note.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unearned revenue and revenue recognition
Unearned revenue represents the Company’s liability for gift cards and certificates that have been sold but not yet redeemed. Historically, the Company recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates. The Company has determined that the methodology used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. The Company has also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, the Company has adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in the Company’s financial statements. Correction of these errors in the consolidated financial statements resulted in increases in unearned revenue of $60,337,000 and $55,487,000 as of December 31, 2005 and 2004, respectively, and decreases in net income of $3,085,000, $3,350,000 and $2,495,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  It also resulted in a $31,703,000 decrease in retained earnings as of December 31, 2002.

Minority interests in consolidated entities
The Company has identified errors in the recorded amount of minority interests in certain of its Carrabba’s Italian Grill subsidiaries, which were understated as a result of the Company incorrectly recording the entries relating to the correction in accounting for managing partners’ interests in their stores from investment accounting to compensation accounting in 2003. Additionally, the Company determined that in connection with the Company’s 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006. Correction of these errors in the Company’s consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of December 31, 2005 and 2004, decreases in minority interests in consolidated entities of $1,314,000 and $813,000 as of December 31, 2005 and 2004, respectively and decreases in elimination of minority interest of $104,000, $235,000 and $56,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  It also resulted in a $120,000 increase in retained earnings as of December 31, 2002.

Deferred rent and property, fixtures and equipment
The Company identified errors in its straight-line lease calculations for certain properties where the Company received tenant improvement contributions from a landlord or where it determined that it was depreciating certain assets over lives different than the associated lease term. Correction of these errors in the Company’s consolidated financial statements resulted in increases to deferred rent of $6,303,000 and $5,335,000 and decreases to property, fixtures and equipment of $1,905,000 and $1,156,000 as of December 31, 2005 and 2004, respectively and decreases to net income of $976,000, $1,136,000 and $515,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  It also resulted in a $2,212,000 decrease in retained earnings as of December 31, 2002.

Other adjustments
The Company has increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

The Company’s Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which the Company has agreed to provide discounts to their customers. The Company has historically netted such monies received against cost of sales and other restaurant operating expenses. The Company has determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses. Correction of these errors in the Company’s consolidated financial statements increased restaurant sales by $10,472,000, $14,449,000 and $6,513,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company restated its Consolidated Balance Sheets as of December 31, 2005 and 2004, and the Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2005, 2004 and 2003. The Company also restated the quarterly financial information for fiscal 2005 and 2004 (see Note 19 of Notes to Consolidated Financial Statements). The impact of the restatement on periods prior to 2003 has been reflected as an adjustment to retained earnings of $36,128,000 as of December 31, 2002 in the accompanying Consolidated Statements of Stockholders’ Equity.

The following table reflects the effect of the restatement on the Consolidated Balance Sheets (in thousands):

	DECEMBER 31,
	2005	2005	2004	2004
	As previously reported	As restated	As previously reported	As restated
Selected Balance Sheet Data:
Deferred income tax asset	$17,719	$43,697	$12,969	$36,975
Other current assets	51,746	50,823	53,068	52,293
Total current assets	224,637	249,692	218,887	242,118
Property, fixtures and equipment, net	1,389,605	1,387,700	1,235,151	1,233,995
Investments in and advances to unconsolidated affiliates, net	21,397	21,397	16,254	15,762
Deferred income tax asset	33,073	36,180	6,660	9,129
Goodwill	111,318	112,627	107,719	109,028
Total assets	1,964,856	1,992,422	1,708,031	1,733,392
Accrued expenses	130,583	135,660	97,124	102,458
Unearned revenue	110,448	170,785	100,895	156,382
Total current liabilities	436,124	501,538	367,190	428,011
Partner deposit and accrued buyout liability	71,591	72,900	63,102	64,411
Deferred rent	55,206	61,509	44,075	49,410
Total liabilities	730,717	803,743	570,724	638,189
Minority interests in consolidated entities	45,573	44,259	48,905	48,092
Additional paid-in capital	291,035	293,368	271,109	273,442
Retained earnings	1,104,423	1,057,944	1,025,447	981,823
Total stockholders' equity	1,188,566	1,144,420	1,088,402	1,047,111
Total liabilities and stockholders' equity	1,964,856	1,992,422	1,708,031	1,733,392

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2005	2005	2004	2004	2003	2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Selected Statement of Income Data:
Restaurant sales	$3,579,818	$3,590,869	$3,183,297	$3,197,536	$2,647,991	$2,654,541
Total revenues	3,601,666	3,612,717	3,201,750	3,215,989	2,665,777	2,672,327
Cost of sales	1,307,899	1,315,340	1,193,262	1,203,107	983,362	987,866
Labor and other related	926,485	930,356	811,922	817,214	666,532	670,798
Other restaurant operating	779,187	783,745	660,878	667,797	534,703	537,854
Depreciation and amortization	127,198	127,773	104,310	104,767	84,876	85,076
Provision for impaired assets and restaurant closings	26,995	27,170	2,394	2,394	5,319	5,319
Total costs and expenses	3,367,521	3,384,141	2,949,719	2,972,232	2,406,859	2,418,961
Income from operations	234,145	228,576	252,031	243,757	258,918	253,366
Income before provision for income taxes
and elimination of minority interest	227,314	221,745	247,647	239,373	257,487	251,935
Provision for income taxes	76,418	73,808	82,175	78,622	87,700	85,214
Income before elimination of minority interest	150,896	147,937	165,472	160,751	169,787	166,721
Elimination of minority interest	1,295	1,191	9,415	9,180	2,532	2,476
Net income	149,601	146,746	156,057	151,571	167,255	164,245
Comprehensive income	152,103	149,248	156,017	151,531	165,177	162,167
Basic earnings per common share	$2.02	$1.98	$2.11	$2.05	$2.22	$2.18
Diluted earnings per common share	$1.95	$1.92	$2.01	$1.95	$2.13	$2.10

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2005	2004	2004	2003	2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Selected Statement of Cash Flow Data:
Net income	$149,601	$146,746	$156,057	$151,571	$167,255	$164,245
Depreciation and amortization	127,198	127,773	104,310	104,767	84,876	85,076
Provision for impaired assets and restaurant closings
and hurricane losses	30,096	30,271	5,418	5,418	5,319	5,319
Minority interest in consolidated entities’ income	1,295	1,191	9,415	9,180	2,532	2,476
Income from operations of unconsolidated affiliates	(1,479)	(1,479)	(1,725)	(1,725)	(5,996)	(6,015)
Change in deferred income taxes	(31,163)	(33,773)	(9,290)	(12,844)	(1,667)	(4,152)
Increase in other current assets	(436)	(288)	(10,031)	(9,348)	(5,614)	(5,619)
Increase in accounts payable, sales taxes
payable and accrued expenses	48,387	48,130	33,603	29,025	13,761	20,056
Increase in partner deposit and accrued
buyout liability	9,003	9,003	7,956	8,077	2,534	2,413
Increase in deferred rent	11,131	12,099	6,620	8,123	6,873	7,622
Increase in unearned revenue	9,553	14,403	16,637	21,514	13,441	17,033
Net cash provided by operating activities	372,227	373,117	322,265	317,053	269,082	274,222
Capital expenditures	(327,862)	(327,862)	(254,871)	(254,871)	(194,754)	(193,828)
Investments in and advances to unconsolidated
affiliates	(1,463)	(1,956)	(800)	(247)	(1,345)	(1,345)
Net cash used in investing activities	(323,289)	(323,782)	(290,860)	(290,307)	(230,061)	(229,135)
Distributions to minority interest	(17,502)	(17,899)	(12,810)	(8,151)	(4,841)	(10,907)
Net cash used in financing activities	(52,039)	(52,436)	(46,320)	(41,661)	(123,707)	(129,773)

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

GOODWILL — Goodwill represents the residual purchase price after allocation of the purchase price of a business to the individual fair values of assets acquired. On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of discounted cash flows of the related reporting unit as compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Generally, the Company performs its annual assessment for impairment during the third quarter of its fiscal year, unless facts and circumstances require differently.

UNEARNED REVENUE — Unearned revenue represents the Company’s liability for gift cards and certificates that have been sold but not yet redeemed and are recorded at the redemption value. The Company recognizes restaurant sales and reduces the related deferred liability when gift cards and certificates are redeemed or the likelihood of the gift card or certificate being redeemed by the customer is remote (gift card breakage). As of December 31, 2005, the Company has determined that redemption of gift cards and certificates issued by the Outback, Carrabba’s and Bonefish concepts on or before three years prior to the balance sheet date is remote. The Company recognizes breakage income as a component of “Restaurant sales” in the Consolidated Statements of Income.

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

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Net income	$146,746	$151,571	$164,245
Stock-based employee compensation expense included in net income,
net of related taxes	7,092	4,576	3,129
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(23,012)	(20,196)	(20,331)
Pro forma net income	$130,826	$135,951	$147,043
Earnings per common share:
Basic	$1.98	$2.05	$2.18
Basic - pro forma	$1.77	$1.83	$1.95

Diluted	$1.92	$1.95	$2.10
Diluted - pro forma	$1.72	$1.77	$1.90

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the years ended December 31, 2005, 2004 and 2003, respectively: (1) risk-free interest rates of 4.22%, 3.63% and 2.80%; (2) dividend yield of 1.24%, 1.25% and 1.45%; (3) expected lives of 7.1, 6.3 and 5.0 years; and (4) volatility of 28.9%, 30.0% and 31.0%. Results may vary depending on the assumptions applied within the model. The effect of applying SFAS No. 123 for providing these pro forma disclosures may not be representative of the effects on net income for future years or under SFAS No. 123R, when adopted. In 2005, we identified certain assumptions surrounding the forfeiture of stock options used in our Black-Scholes model calculation and attribution of expense that were not correctly reflected in our previously reported pro forma expense. For 2005, 2004 and 2003, we are presenting pro forma compensation expense amounts that reflect actual attribution and forfeitures that have occurred in the respective periods.

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

“Accounting for Purchased or Acquired Leasehold Improvements”

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. The guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s financial statements.

2. OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
	(restated)	(restated)
Prepaid expenses	$16,625	$23,020
Accounts receivable	29,270	19,473
Accounts receivable - franchisees	1,777	1,453
Assets held for sale	-	4,810
Deposits	2,651	2,537
Other current assets	500	1,000
	$50,823	$52,293

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
	(restated)	(restated)
Land	$200,394	$196,137
Buildings and building improvements	689,056	603,125
Furniture and fixtures	231,608	184,949
Equipment	498,018	425,197
Leasehold improvements	345,640	305,618
Construction in progress	68,878	52,373
Accumulated depreciation	(645,894)	(533,404)
	$1,387,700	$1,233,995

The Company expensed repair and maintenance costs of approximately $86,000,000, $76,000,000 and $63,000,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $126,115,000, $104,013,000 and $85,076,000, respectively.

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

During 2005, the Company recorded a provision for impaired assets and restaurant closings of approximately $27,170,000, which included approximately $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations, approximately $14,975,000 for an impairment charge for intangible and other asset impairments related to the pending sale of Paul Lee’s Chinese Kitchen, approximately $1,992,000 for the impairment of two Bonefish Grill restaurants in Washington, approximately $816,000 for the impairment of two domestic Outback Steakhouse restaurants and approximately $1,806,000 for the closing of five domestic Outback Steakhouse restaurants. Two of these Outback restaurants closed during 2005, and the other three have closed or will close in 2006.

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
$32,269

On October 11, 2005 the Company executed a sale agreement for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse is currently operated. Pursuant to the agreement if the sale is consummated after the inspection and title and survey contingency periods, the Company will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and will be provided space in a new development to operate an Outback Steakhouse. The purchaser will pay the Company an additional $5,000,000 if plans for the new restaurant are not agreed upon prior to the closing date.

On October 26, 2005, the Company’s Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase closed in December 2005.

4. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 is as follows (in thousands):

December 31, 2003, as restated	$88,054
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	21,786
Impairment loss (see Note 6 of Notes to Consolidated Financial Statements)	(812)
December 31, 2004, as restated	109,028
Acquisitions (see Note 13 of Notes to Consolidated Financial Statements)	4,124
Acquisition adjustment	(525)
December 31, 2005, as restated	$112,627

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible assets consisted of the following (in thousands):

	WEIGHTED AVERAGE	DECEMBER 31,
	AMORTIZATION	2005	2004
	PERIOD (YEARS)
Trademarks (gross)	24	$8,344	$12,344
Less: accumulated amortization		(511)	(295)
Net trademarks		7,833	12,049
Trade dress (gross)	15	777	6,777
Less: accumulated amortization		(72)	(320)
Net trade dress		705	6,457
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(200)	(47)
Net favorable leases		3,024	3,177
Intangible assets, less total accumulated amortization of $783
and $662 at December 31, 2005 and 2004, respectively	22	$11,562	$21,683

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

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2005	2004
	(restated)	(restated)
Accrued payroll and other compensation	$53,709	$38,552
Accrued insurance	29,801	21,818
Other accrued expenses	52,150	42,088
	$135,660	$102,458

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

The Company is the guarantor of up to $9,445,000 of a $68,000,000 note for an unconsolidated affiliate, Kentucky Speedway, in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments of this note began in December 2003 with final maturity in December 2022. At December 31, 2005 and 2004, the outstanding balance and the Company’s guarantee of the note were approximately $63,300,000 and $9,445,000, and $65,000,000 and $9,445,000, respectively. This guarantee has not been modified since the effective date of FIN 45 and is thus not subject to the recognition or measurement requirements of FIN 45.

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2005, 2004 and 2003 was approximately $149,248,000, $151,531,000 and $162,167,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $2,502,000, ($40,000) and ($2,078,000), respectively.

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

11. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):
	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Current provision:
Federal	$82,058	$76,321	$82,711
State	17,836	11,213	9,322
Foreign	10,072	4,310	-
	109,966	91,844	92,033
Deferred provision:
Federal	(31,383)	(11,569)	(6,298)
State	(2,966)	(1,653)	(521)
Foreign	(1,809)	-	-
	(36,158)	(13,222)	(6,819)
Income tax provision	$73,808	$78,622	$85,214

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.1	4.0	3.3
Employment related credits, net	(6.8)	(5.3)	(4.4)
Other, net	1.0	(0.9)	(0.1)
Total	33.3%	32.8%	33.8%

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2005	2004
	(restated)	(restated)
Deferred income tax assets:
Deferred rent	$22,947	$17,613
Insurance reserves	13,208	8,509
Unearned revenue	25,979	24,006
Depreciation	10,748	-
Deferred compensation	2,425	-
Goodwill and amortization	866	4,696
Foreign net operating loss carryforward	3,439	4,035
Other, net	6,808	8,280
Gross deferred income tax assets	86,420	67,139
Valuation allowance	(6,543)	(7,855)
	79,877	59,284
Deferred income tax liabilities:
Depreciation	-	(13,180)
Net deferred tax asset (liability)	$79,877	$46,104

The changes in the valuation allowance account for the deferred tax assets are as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Balance at January 1	$7,855	$6,081	$1,568
Additions charged to costs and expenses	526	1,774	679
Other additions (1)	-	-	3,834
Change in assessments about the realization
of deferred tax assets	(1,838)	-	-
Balance at December 31	$6,543	$7,855	$6,081
__________________
(1)	Increase to valuation allowance upon acquisition of deferred tax assets in the Company’s 2003 purchase of Japanese operations (see Note 13 of Notes to Consolidated Financial Statements).

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2006 and 2021. The restaurant facility leases primarily have renewal clauses from five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $95,169,000, $79,331,000 and $62,741,000, respectively, and included contingent rent of approximately $5,826,000, $4,695,000 and $3,669,000, respectively.

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION AND OTHER MATTERS — The Company is subject to legal proceedings claims and liabilities that arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations and cash flows.

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

It is not possible at this time to predict whether the authorities will seek to impose sanctions on the Company, and if they do, what those sanctions might be. It is also not possible to predict how any U.S. or South Korean governmental investigation or resulting sanctions may impact the Company’s business in South Korea. Depending upon how these matters are resolved, the Company’s results of operations and prospects for growth in South Korea could be significantly impacted. In 2005, Aussie Chung had revenues and net income of $220,291,000 and $11,458,000, respectively, representing approximately 5.8% and 7.8% of the Company’s consolidated revenues and net income.

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

In April 2003, the Company obtained a controlling interest in its franchise operating restaurants in Japan. The results of the Japanese operations and the associated minority interest have been reflected in the consolidated financial statements since that date. As part of this realignment, the Company contributed approximately $2,488,000 in capital and became directly liable for approximately $19,741,000 of debt that the Company previously guaranteed for the franchise (see Note 7 of Notes to Consolidated Financial Statements). As a result of this transaction, the Company recorded goodwill of approximately $10,440,000, none of which is deductible for income tax purposes.

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

In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan to provide for the issuance of options to Managing Partners and other key employees of the Company upon commencement of employment and to Managing Partners upon completion of the term of their employment agreements. In 2005, this plan was amended to allow the issuance of restricted stock and was renamed the 2005 Amended and Restated Managing Partner stock Plan (“the MP Stock Plan”). No options or restricted stock may be granted under the MP Stock Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The Managing Partner Stock Plan is administrated by the Board of Directors. There are currently 7,500,000 shares of the Company’s common stock that may be issued or sold upon exercise of options under the MP Stock Plan. The term of options and restricted stock granted under the MP Stock Plan is determined by the Board of Directors and generally ranges from ten to fifteen years.

Options under the Stock Option Plan and the MP Stock Plan may be options that qualify under Section 422 of the Internal Revenue Code (“Incentive Stock Options”) or options that do not qualify under Section 422 (“Nonqualified Options”). To date, the Company has only issued Nonqualified Options.

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

Compensation expense recognized in net earnings for awards granted during the year ended December 31, 2005 was approximately $3,344,000. The Company did not grant restricted stock during the years ended December 31, 2004 and 2003. At December 31, 2005, unrecognized compensation expense related to restricted stock awards totaled approximately $40,858,000 and will be recognized over a weighted average period of 5.4 years.

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

16. SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates restaurants under eight brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments. Approximately 7%, 6% and 4% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were attributable to operations in foreign countries, and approximately 7%, 6% and 5% of the Company’s total long-lived assets were located in foreign countries where the Company holds assets as of December 31, 2005, 2004 and 2003, respectively.

17. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Net income	$146,746	$151,571	$164,245
Basic weighted average number of common shares outstanding	73,952	74,117	75,256
Basic earnings per common share	$1.98	$2.05	$2.18
Effect of dilutive stock options	2,589	3,432	3,137
Diluted weighted average number of common shares outstanding	76,541	77,549	78,393
Diluted earnings per common share	$1.92	$1.95	$2.10

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

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ending as indicated, which has been restated to correct the errors that are further discussed in Note 1 - Restatement of Previously Issued Consolidated Financial Statements (in thousands, except per share data):

	2005 (As previously reported)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$895,122	$915,789	$872,444	$918,311
Income from operations	83,669	66,371	48,862	35,243
Income before provision for income taxes and
elimination of minority interest	81,945	65,219	47,597	32,553
Net income (1)	50,958	40,405	30,132	28,106
Basic earnings per share	$0.69	$0.55	$0.41	$0.38
Diluted earnings per share	$0.66	$0.53	$0.39	$0.37

	2005 (As restated)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$898,443	$919,113	$872,871	$922,290
Income from operations	82,633	64,922	47,741	33,280
Income before provision for income taxes and
elimination of minority interest	80,909	63,770	46,476	30,590
Net income (1)	50,351	39,534	29,472	27,389
Basic earnings per share	$0.68	$0.53	$0.40	$0.37
Diluted earnings per share	$0.65	$0.51	$0.38	$0.36

Outback Steakhouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

	2004 (As previously reported)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$793,724	$804,760	$780,598	$822,668
Income from operations	78,515	69,249	43,457	60,810
Income before provision for income taxes and
elimination of minority interest	77,269	68,617	42,415	59,346
Net income (1)	47,831	43,311	27,316	37,599
Basic earnings per share	$0.64	$0.58	$0.37	$0.51
Diluted earnings per share	$0.61	$0.56	$0.36	$0.49

	2004 (As restated)
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$797,289	$808,776	$783,620	$826,304
Income from operations	77,426	68,000	42,281	56,050
Income before provision for income taxes and
elimination of minority interest	76,180	67,368	41,239	54,586
Net income (1)	47,676	42,587	26,618	34,690
Basic earnings per share	$0.64	$0.57	$0.36	$0.47
Diluted earnings per share	$0.61	$0.55	$0.35	$0.45
____________
(1)
Net income, as previously reported, includes $776,000, $7,679,000, $1,396,000 and $17,144,000 in provisions for impaired assets and restaurant closings in the first, second, third and fourth quarters of 2005, respectively, and $2,394,000 in provisions for impaired assets and restaurant closings in the third quarter of 2004. Net income, as restated, includes $951,000, $7,679,000, $1,396,000 and $17,144,000 in provisions for impaired assets and restaurant closings in the first, second, third and fourth quarters of 2005, respectively, and $2,394,000 in provisions for impaired assets and restaurant closings in the third quarter of 2004.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Outback Steakhouse, Inc:

We have completed integrated audits of Outback Steakhouse, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Outback Steakhouse, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that Outback Steakhouse, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not having effective controls over the completeness and accuracy of unearned revenue, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005. The Company did not maintain effective controls over the completeness and accuracy of unearned revenue. Specifically, the Company did not have controls designed and in place to ensure that the Company's obligations related to gift cards and gift certificates as presented in the financial statements were reconciled to the underlying detail of gift cards and gift certificates outstanding and that revenue was recognized in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, all quarters for 2005 and 2004, and the first and second quarters of 2006. In addition, this control deficiency could result in a material misstatement to unearned revenue for gift cards and certificates, revenue and related expenses that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, “Management’s Report on Internal Control Over Financial Reporting” has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Outback Steakhouse, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Outback Steakhouse, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 16, 2006, except for the restatement discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of “Management's Report on Internal Control Over Financial Reporting,” as to which the date is January 5, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, we identified errors in our accounting for unearned revenue for unredeemed gift cards and certificates.  Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, we have restated our consolidated financial statements for certain prior periods to correct these and other errors, as described in this section.

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have revised our policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in increases in unearned revenue of $60,337,000 and $55,487,000 as of December 31, 2005 and 2004, respectively, and decreases in net income of $3,085,000, $3,350,000 and $2,495,000 for the years ended December 31, 2005, 2004 and 2003, respectively. It also resulted in a $31,703,000 decrease in retained earnings as of December 31, 2002.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, for the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of December 31, 2005 and 2004, decreases in minority interests in consolidated entities of $1,314,000 and $813,000 as of December 31, 2005 and 2004, respectively and decreases in elimination of minority interest of $104,000, $235,000 and $56,000 for the years ended December 31, 2005, 2004 and 2003, respectively. It also resulted in a $120,000 increase in retained earnings as of December 31, 2002.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in increases to deferred rent of $6,303,000 and $5,335,000 and decreases to property, fixtures and equipment of $1,905,000 and $1,156,000 as of December 31, 2005 and 2004, respectively and decreases to net income of $976,000, $1,136,000 and $515,000 for the years ended December 31, 2005, 2004 and 2003, respectively. It also resulted in a $2,212,000 decrease in retained earnings as of December 31, 2002.

Other adjustments
We have increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales by $10,472,000, $14,449,000 and $6,513,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

As described in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A, the adjustments noted above impacted various items in our Consolidated Statements of Cash Flows for the year ended December 31, 2005, increasing net cash provided by operating activities by $890,000, increasing net cash used in investing activities by $493,000 and increasing net cash used in financing activities by $397,000.

New certifications of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are included as exhibits to this Amendment.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. At the time that our Annual Report on Form 10-K for the year ended December 31, 2005 was filed on March 16, 2006, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequent to that evaluation, our CEO and CFO, concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2005:

The Company did not maintain effective controls over the completeness and accuracy of unearned revenue. Specifically, the Company did not have controls designed and in place to ensure that the Company's obligations related to gift cards and certificates as presented in the financial statements were reconciled to the underlying detail of gift cards and certificates outstanding and that revenue was recognized in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first and second quarters of 2006. In addition, this control deficiency could result in a material misstatement to unearned revenue for gift cards and certificates, revenue and related expenses that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2005, management concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Our management, including our CEO and CFO has subsequently concluded that the material weakness described above existed as of December 31, 2005. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting as of December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our financial statements included in this Annual Report on Form 10-K/A, has also audited management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report included herein.

REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

At the direction of our board of directors and audit committee, management has commenced a plan to remediate the material weakness described above. The remediation initiatives developed by management were both organizational and process focused.

During the fourth quarter of 2006 and in connection with preparing our quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company implemented the following measures to address the material weakness described above:

•
Created a new position of Vice President, Corporate Controller, to lead process and organizational change required to improve substantiation of more complex and/or estimate-based accounting, including accounting for gift cards and certificates and related revenue.

•	Developed and implemented a consistent accounting policy for gift card and certificate accounting across all Company concepts in accordance with generally accepted accounting principles.
•
Implemented procedures to perform monthly reconciliations of the Company’s unearned revenue balance to detailed support for gift cards and certificates outstanding, and gift card and certificate sales and redemptions.

•	Established a process for expensing gift card incentive programs as incurred.

The Company is in the process of implementing the following additional measures to address the material weakness described above:

•	Acquiring additional resources to create a centralized accounting team that will be responsible for gift card and certificate accounting.

•	Establishing policies to ensure appropriate communication regarding operating changes affecting accounting and control design.

•	Developing a process for tracking and recording gift card discounts or expense as issued.

MANAGEMENT CONSIDERATION OF RESTATEMENT

As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A, we restated our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and all quarters in 2005 and 2004 for matters other than the unearned revenue described above. The other restatement items are, in part, the result of a number of control deficiencies relating to accounting for minority interest in consolidated entities, additional paid-in-capital, deferred rent, lease expense, fixed assets and depreciation expense.

Management has concluded that the other control deficiencies included in the restatement of the previously issued financial statements relating to the accounts referenced in the previous paragraph, either individually or in the aggregate, did not rise to the level of a material weakness as of December 31, 2005. Management's evaluation of these control deficiencies was based on a thorough assessment of the related quantitative impact of these deficiencies on these restated financial statements and an appropriate consideration of qualitative factors, including appropriate consideration of controls designed and in place to prevent or detect a material misstatement.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

None.

(a)(3) EXHIBITS

The exhibits in response to this portion of Item 15 are listed below.

Number	Description

3.01	Certificate of Incorporation of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

3.01 (b)	Amendment to Certificate of Incorporation, June 15, 1992 (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-4958, and incorporated herein by reference)

3.01 (c)	Amendment to Certificate of Incorporation, August 2, 1994 (included as an exhibit to Registrant’s Securities Registration Statement on Form S-3, No. 33-83228, and incorporated herein by reference)

3.01 (d)	Amendment to Certificate of Incorporation, April 13, 1997 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

3.02	Bylaws of the Company (included as an exhibit to Registrant’s Registration Statement on Form S-1, No. 33-40255, and incorporated herein by reference)

3.02 (b)	Amendment to Bylaws of the Company (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

Number	Description

4.80
Revolving Credit Facility (multi-currency) in a principal amount not exceeding $10,000,000 dated December 2003 by and among Outback Steakhouse Japan KK, a Japanese company (the "Borrower"), and SUNTRUST BANK, a Georgia banking corporation (the "Lender") (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

4.81
First Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement between Outback Steakhouse Japan KK and Wachovia Bank, NA (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.82
$150,000,000 Credit Agreement dated as of April 27, 2004 among Outback Steakhouse, Inc., The Banks Listed Herein, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Arranger, SunTrust Bank as Syndication Agent and SouthTrust Bank, as Documentation Agent (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.83
$20,000,000 Credit Agreement dated as of April 27, 2004 between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.84
First Amendment to Credit Agreement dated as of April 28, 2005 by and among Outback Steakhouse, Inc., Wachovia Bank, National Association and Outback Steakhouse of Florida, Inc., Carrabba’s Italian Grill, Inc., Outback Steakhouse International, Inc., OS Capital, Inc., OS Pacific, Inc., OS Prime, Inc., Bonefish Grill, Inc. and Outback Sports, LLC (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

4.85
Amended and Restated Note between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

4.86
Amended and Restated Credit Agreement dated as of March 10, 2006 entered into by and among Outback Steakhouse, Inc., the Banks listed herein, Wachovia Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent and Bank of America, N.A, and Wells Fargo Bank, National Association, as Co-Documentation Agents (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

4.87
Amended and Restated Guaranty Agreement made as of the 10th day of March, 2006, by the undersigned to and for the benefit of Wachovia Bank, National Association, a national banking association in its capacity as Agent for itself, the Banks and the Swing Line Lender and their successors and assigns (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

4.88
Second Amendment to Credit Agreement made as of the 10th day of March, 2006, by and among Outback Steakhouse, Inc. Wachovia Bank, National Association, and Outback Steakhouse of Florida, Inc., Carrabba’s Italian Grill, Inc., Outback Steakhouse International, Inc., OS Capital, Inc., OS Pacific, Inc., OS Prime, Inc., OS Tropical, Inc. and Bonefish Grill, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

4.89
Second Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement made as of the 10th day of March, 2006, by and among Outback Steakhouse Japan KK, Wachovia Bank, National Association, London Branch and Outback Steakhouse, Inc., Outback Steakhouse International, Inc. and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

4.90
Third Amendment to Credit and Guaranty Agreement made as of the 10th day of March, 2006, by and among RY-8, Inc., Wachovia Bank, National Association, Roy’s Holdings, Inc., Outback Steakhouse, Inc. and OS Pacific, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

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

10.29
Amended and Restated Agreement of Borrower by and among T-Bird Nevada, LLC, Thomas J. Shannon, Jr., Outback Steakhouse, Inc., and the franchisees included in Exhibit A to the agreement (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.30
First Amendment to Asset Purchase Agreement by and between Bonefish Grill, Inc., Gray Ghost, LLC, Gray Ghost Holdings, Inc., Timothy V. Curci and William Lewis Parker, personal representative of the estate of Christopher L. Parker, deceased, dated as of December 2004 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.31*
Description of Employment Terms and Bonus Arrangements for Named Executive Officers (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.32*
Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (included as an exhibit to Registrant’s Notice of Annual Meeting of Stockholders to be held on April 27, 2005 and incorporated herein by reference)

10.33*
Employment Agreement effective March 8, 2005 by and among A. William Allen, III, OS Restaurant Services, Inc., and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.34*
Amendment to Officer Employment Agreement entered into by and among OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Paul E. Avery effective for all purposes as of March 8, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.35*
Outback Steakhouse, Inc. Amendment to and Assignment of Officer Employment Agreement entered into by and among OS Management, Inc., Outback Steakhouse of Florida, Inc., and Outback Steakhouse, Inc. and Joseph J. Kadow executed the 27th day of April, 2005, to be effective for all purposes as of April 27, 2005 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.36*
Restricted Stock Agreement effective April 27, 2005 by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.37*
Restricted Stock Agreement effective April 27, 2005 by and between Outback Steakhouse, Inc. and General (Ret) Tommy R. Franks (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 26, 2005 and incorporated herein by reference)

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

10.51
Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.52
License Agreement amended effective September 20, 2005 by and among Outback Sports, LLC, OS Suites, LTD., OS Golf Marketing, LTD., Horne Tipps Trophy Suites, Inc., Horne Tipps Paradise Golf, LTD., Horne Tipps Holding Company, William E. Horne, James R. Tipps, Jr., Joseph L. Rousselle, Jr. and Craig Gonzales (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 23, 2005 and incorporated herein by reference)

10.53*
Officer Employment Agreement made and entered into effective October 18, 2005, for a term commencing November 1, 2005, by and among Dirk Montgomery and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.54*
Restricted Stock Agreement made and entered into by and between Outback Steakhouse, Inc. and Dirk Montgomery effective on the date of commencement of Grantee’s employment with the Company (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.55*
Restricted Stock Agreement made and entered into effective October 26, 2005, by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.56*
Restricted Stock Agreement made and entered into effective December 31, 2005, by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc. and A. William Allen, III (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.57
Sixth Amendment to Lease Agreement made and entered into as of January 9, 2006 by and between Corporate Center One Owner LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

21.01	List of Subsidiaries (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

Date: January 8, 2007	OSI RESTAURANT PARTNERS, INC.

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)