Form 10-Q
period 2006-09-30
OSI RESTAURANT PARTNERS, INC.
filed 2007-01-08
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

YES ☐ NO ☒

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

YES ☐ NO ☒

As of January 3, 2007, the registrant had outstanding 75,133,988 shares of Common Stock, $.01 par value.

OSI RESTAURANT PARTNERS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2006
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
		(restated)
ASSETS
Current Assets
Cash and cash equivalents	$44,804	$84,876
Short-term investments	1,866	1,828
Inventories	80,234	68,468
Deferred income tax assets	44,811	43,697
Other current assets	67,313	50,823
Total current assets	239,028	249,692
Property, fixtures and equipment, net	1,502,309	1,387,700
Investments in and advances to unconsolidated affiliates, net	26,090	21,397
Deferred income tax assets	66,884	36,180
Goodwill	116,640	112,627
Intangible assets	26,178	11,562
Other assets	105,552	142,114
Notes receivable collateral for franchisee guarantee	31,750	31,150
	$2,114,431	$1,992,422

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
		(restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$90,857	$98,020
Sales taxes payable	16,079	17,761
Accrued expenses	141,693	135,660
Current portion of partner deposit and accrued buyout liability	17,193	15,175
Unearned revenue	92,960	170,785
Income taxes payable	-	695
Current portion of long-term debt	68,587	63,442
Total current liabilities	427,369	501,538
Partner deposit and accrued buyout liability	99,429	72,900
Deferred rent	70,439	61,509
Long-term debt	239,332	90,623
Guaranteed debt	34,378	31,283
Other long-term liabilities	21,161	45,890
Total liabilities	892,108	803,743
Commitments and contingencies
Minority interests in consolidated entities	38,195	44,259
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,512 and 74,854 shares outstanding as
of September 30, 2006 and December 31, 2005, respectively	788	788
Additional paid-in capital	266,795	293,368
Retained earnings	1,088,736	1,057,944
Accumulated other comprehensive income	4,749	384
Unearned compensation related to outstanding restricted stock	-	(40,858)
	1,361,068	1,311,626
Less treasury stock, 4,238 and 3,896 shares at September 30, 2006
and December 31, 2005, respectively, at cost	(176,940)	(167,206)
Total stockholders’ equity	1,184,128	1,144,420
	$2,114,431	$1,992,422

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues
Restaurant sales	$945,779	$867,851	$2,919,110	$2,674,657
Other revenues	4,857	5,020	15,911	15,770
Total revenues	950,636	872,871	2,935,021	2,690,427
Costs and expenses
Cost of sales	343,243	318,523	1,059,341	981,309
Labor and other related	266,568	228,028	812,639	691,292
Other restaurant operating	210,241	196,528	652,031	569,971
Depreciation and amortization	38,484	32,539	110,936	93,166
General and administrative	54,945	46,470	167,804	147,620
Hurricane property and inventory losses	-	1,412	-	1,412
Provision for impaired assets and restaurant closings	10,513	1,396	13,547	10,026
Contribution for "Dine Out for Hurricane Relief"	-	1,000	-	1,000
(Income) loss from operations of unconsolidated affiliates	270	(766)	145	(665)
Total costs and expenses	924,264	825,130	2,816,443	2,495,131
Income from operations	26,372	47,741	118,578	195,296
Other income (expense), net	-	(75)	5,165	(1,098)
Interest income	761	658	2,122	1,476
Interest expense	(3,870)	(1,848)	(9,452)	(4,519)
Income before provision for income taxes and
elimination of minority interest	23,263	46,476	116,413	191,155
Provision for income taxes	6,219	15,874	32,881	64,328
Income before elimination of minority interest	17,044	30,602	83,532	126,827
Elimination of minority interest	(224)	1,130	5,201	7,470
Net income	$17,268	$29,472	$78,331	$119,357

Basic earnings per common share
Net income	$0.23	$0.40	$1.06	$1.61
Basic weighted average number of shares outstanding	73,554	74,167	73,903	73,991

Diluted earnings per common share
Net income	$0.23	$0.38	$1.02	$1.55
Diluted weighted average number of shares outstanding	75,179	76,832	76,424	76,794

Cash dividends per common share	$0.13	$0.13	$0.39	$0.39

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
		(restated)
Cash flows from operating activities:
Net income	$78,331	$119,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110,936	93,166
Provision for impaired assets and restaurant closings	13,547	11,438
Stock-based compensation expense	55,743	7,143
Income tax benefits credited to equity	5,993	15,142
Excess income tax benefits from stock-based compensation	(3,398)	-
Minority interest in consolidated entities’ income	5,201	7,470
Loss (income) from operations of unconsolidated affiliates	63	(665)
Change in deferred income taxes	(31,440)	(30,604)
Increase in deferred rent	8,930	7,090
(Gain) Loss on disposal of property, fixtures and equipment and lease termination	(3,085)	2,530
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(11,555)	5,617
(Increase) decrease in other current assets	(16,376)	6,090
Decrease (increase) in other assets	2,140	(9,309)
(Decrease) increase in accounts payable, sales taxes payable and accrued expenses	(2,914)	12,625
(Decrease) increase in partner deposit and accrued buyout liability	(8,745)	6,724
Decrease in unearned revenue	(77,825)	(72,937)
(Decrease) increase in income taxes payable	(695)	8,352
Increase (decrease) in other long-term liabilities	13,044	(1,920)
Net cash provided by operating activities	137,895	187,309
Cash flows used in investing activities:
Purchase of investment securities	(4,393)	(2,605)
Maturities of investment securities	4,355	2,459
Cash paid for acquisitions of businesses, net of cash acquired	(35,956)	(5,200)
Capital expenditures	(225,751)	(215,236)
Proceeds from the sale of property, fixtures and equipment and lease termination	11,958	4,337
Payments from unconsolidated affiliates	264	131
Investments in and advances to unconsolidated affiliates	(2,339)	(2,194)
Net cash used in investing activities	$(251,862)	$(218,308)

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
		(restated)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	$256,021	$94,954
Proceeds from minority interest contributions	3,751	4,122
Distributions to minority interest	(13,727)	(13,165)
Repayments of long-term debt	(102,167)	(50,886)
Proceeds from sale-leaseback transactions	-	5,000
Contributions to partner deferred compensation plans	(6,310)	-
Dividends paid	(29,169)	(28,919)
Excess income tax benefits from stock-based compensation	3,398	-
Payments for purchase of treasury stock	(59,435)	(71,966)
Proceeds from exercise of employee stock options	21,533	44,153
Net cash provided by (used in) financing activities	73,895	(16,707)
Net decrease in cash and cash equivalents	(40,072)	(47,706)
Cash and cash equivalents at the beginning of the period	84,876	87,977
Cash and cash equivalents at the end of the period	$44,804	$40,271

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,521	$4,379
Cash paid for income taxes, net of refunds	66,657	73,142

Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$5,532	$3,128
Litigation liability and insurance receivable	(39,000)	39,000
Increase in guaranteed debt and investment in unconsolidated affiliate	2,495	-

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements

On April 25, 2006, the shareholders of Outback Steakhouse, Inc. approved changing the name of the corporation to OSI Restaurant Partners, Inc. (the “Company”). This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2005 (“2005 10-K/A”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2005 10-K/A.

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

Unearned revenue and revenue recognition
Unearned revenue represents the Company’s liability for gift cards and certificates that have been sold but not yet redeemed. Historically, the Company recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates. The Company has determined that the methodology used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. The Company has also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, the Company has adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in the Company’s financial statements. Correction of these errors in the consolidated financial statements resulted in an increase in unearned revenue of $60,337,000 as of December 31, 2005 and decreases in net income of $323,000 and $1,045,000 for the three and nine months ended September 30, 2005, respectively. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

Minority interests in consolidated entities
The Company has identified errors in the recorded amount of minority interests in certain of its Carrabba’s Italian Grill subsidiaries, which were understated as a result of the Company incorrectly recording the entries relating to the correction in accounting for managing partners’ interests in their stores from investment accounting to compensation accounting in 2003. Additionally, the Company determined that in connection with the Company’s 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006. Correction of these errors in the Company’s consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of December 31, 2005, a decrease in minority interests in consolidated entities of $1,314,000 as of December 31, 2005 and decreases in elimination of minority interest of $38,000 and $88,000 for the three and nine months ended September 30, 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
The Company identified errors in its straight-line lease calculations for certain properties where the Company received tenant improvement contributions from a landlord or where it determined that it was depreciating certain assets over lives different than the associated lease term. Correction of these errors in the Company’s consolidated financial statements resulted in an increase to deferred rent of $6,303,000 and a decrease to property, fixtures and equipment of $1,905,000 as of December 31, 2005 and decreases to net income of $337,000 and $1,093,000 for the three and nine months ended September 30, 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

Other adjustments
The Company has increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

The Company’s Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which the Company has agreed to provide discounts to their customers. The Company has historically netted such monies received against cost of sales and other restaurant operating expenses. The Company has determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses. Correction of these errors in the Company’s consolidated financial statements increased restaurant sales by $852,000 and $8,515,000 for the three and nine months ended September 30, 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

The Company restated its Consolidated Balance Sheets as of December 31, 2005 and 2004, and the Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first two quarters of 2006 to correct errors related to the matters discussed above. The impact of the restatement on periods prior to 2003 has been reflected as an adjustment to retained earnings of $36,128,000 as of December 31, 2002 in the Consolidated Statements of Stockholders’ Equity included in the Company’s 2005 10-K/A.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The Consolidated Financial Statements for the three and nine months ended September 30, 2005 included in this Form 10-Q have been restated to reflect the adjustments described above. The effects of the Company’s restatement on previously reported Consolidated Financial Statements for the three and nine months ended September 30, 2005 and as of December 31, 2005 are summarized below:

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	DECEMBER 31,
	2005	2005
	As previously reported	As restated
Selected Balance Sheet Data:
Deferred income tax asset	$17,719	$43,697
Other current assets	51,746	50,823
Total current assets	224,637	249,692
Property, fixtures and equipment, net	1,389,605	1,387,700
Deferred income tax asset	33,073	36,180
Goodwill	111,318	112,627
Total assets	1,964,856	1,992,422
Accrued expenses	130,583	135,660
Unearned revenue	110,448	170,785
Total current liabilities	436,124	501,538
Partner deposit and accrued buyout liability	71,591	72,900
Deferred rent	55,206	61,509
Total liabilities	730,717	803,743
Minority interests in consolidated entities	45,573	44,259
Additional paid-in capital	291,035	293,368
Retained earnings	1,104,423	1,057,944
Total stockholders' equity	1,188,566	1,144,420
Total liabilities and stockholders' equity	1,964,856	1,992,422

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2005	2005	2005
	As previously reported	As restated	As previously reported	As restated
Selected Statement of Income Data:
Restaurant sales	$867,424	$867,851	$2,667,585	$2,674,657
Total revenues	872,444	872,871	2,683,355	2,690,427
Cost of sales	317,977	318,523	975,083	981,309
Other restaurant operating	195,672	196,528	566,125	569,971
Depreciation and amortization	32,393	32,539	92,735	93,166
Provision for impaired assets and restaurant closings	1,396	1,396	9,851	10,026
Total costs and expenses	823,582	825,130	2,484,453	2,495,131
Income from operations	48,862	47,741	198,902	195,296
Income before provision for income taxes and elimination of
minority interest	47,597	46,476	194,761	191,155
Provision for income taxes	16,297	15,874	65,708	64,328
Income before elimination of minority interest	31,300	30,602	129,053	126,827
Elimination of minority interest	1,168	1,130	7,558	7,470
Net income	30,132	29,472	121,495	119,357
Basic earnings per common share	$0.41	$0.40	$1.64	$1.61
Diluted earnings per common share	$0.39	$0.38	$1.58	$1.55

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2005
	As previously reported	As restated
Selected Cash Flow Data:
Net income	$121,495	$119,357
Depreciation and amortization	92,735	93,166
Provision for impaired assets and restaurant closings	11,263	11,438
Minority interest in consolidated entities’ income	7,558	7,470
Change in deferred income taxes	(29,223)	(30,604)
Increase in deferred rent	5,802	7,090
Decrease in other current assets	4,679	6,090
Increase in other assets	(8,173)	(9,309)
Increase in accounts payable, sales taxes payable and accrued expenses	17,853	12,625
Increase in partner deposit and accrued buyout liability	6,821	6,724
Decrease in unearned revenue	(79,565)	(72,937)
Net cash provided by operating activities	187,444	187,309
Distributions to minority interest	(13,300)	(13,165)
Net cash used in financing activities	(16,842)	(16,707)

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Reclassification

Certain prior year amounts shown in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2006 presentation. Distribution expense to employee partners has been included in the line item “Labor and other related” expenses for managing partner distributions and in “General and administrative” expenses for area operating partner distributions in the Unaudited Consolidated Statements of Income. Employee partner stock buyout expense has been included in “General and administrative” expenses in the Unaudited Consolidated Statements of Income. “Excess income tax benefits credited to equity” was presented separately in the 2006 presentation of cash flows from operating activities and had previously been included in the change in income taxes payable in the Unaudited Statement of Cash Flows. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity, net cash provided by operating activities or net income.

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

The incremental pre-tax stock-based compensation expense recognized for stock options due to the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 was approximately $2,451,000 and $7,303,000, respectively. Total stock-based compensation expense, including the incremental pre-tax stock-based compensation expense above, grants of other equity awards and employee partner stock buyout expense, was approximately $17,197,000 and $56,596,000, with an associated tax benefit of approximately $6,316,000 and $20,900,000 for the three and nine months ended September 30, 2006, respectively. The Company did not capitalize any stock-based compensation costs during the nine months ended September 30, 2006.

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
	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2005	2005
	(restated)	(restated)
Net income	$29,472	$119,357
Stock-based employee compensation expense included in net income, net of related taxes	1,386	4,883
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(5,705)	(17,232)
Pro forma net income	$25,153	$107,008
Earnings per common share:
Basic	$0.40	$1.61
Basic - pro forma	$0.34	$1.45

Diluted	$0.38	$1.55
Diluted - pro forma	$0.33	$1.40

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for options granted during the nine months ended September 30, 2005: (1) risk-free interest rate of 4.2%; (2) dividend yield of 1.24%; (3) expected life of 6.3 years; and (4) volatility of 28.9%. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes under SFAS No. 123R. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Results may vary depending on the assumptions applied within the model. In 2005, the Company identified certain assumptions surrounding the forfeiture of stock options used in the Black-Scholes model calculation and attribution of expense that were not correctly reflected in its pro forma expense. For the three and nine months ended September 30, 2005, the Company presents pro forma compensation expense amounts that reflect actual attribution and forfeitures that occurred in that period.

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

Options under the Stock Plan and the MP Stock Plan may be options that qualify under Section 422 of the Internal Revenue Code (“Incentive Stock Options”) or options that do not qualify under Section 422 (“Nonqualified Options”). To date, the Company has only issued Nonqualified Options.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock-Based Compensation Plans (continued)

The PEP Stock Plan is intended to be an unfunded, unsecured promise to pay the participant in the Company’s common stock, subject to the terms and conditions of the PEP Stock Plan. The Diversified Plan also is intended to be an unfunded, unsecured promise to pay the participant in cash, subject to the terms and conditions of the Diversified Plan.

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

Participants’ PEP Stock Plan accounts will be credited with phantom shares of the Company’s common stock at the time of a contribution based on the amount of the cash contribution to the PEP Stock Plan and the closing trading price of the Company’s common stock on the NYSE on the day of the contribution (or, if there is no trading of the shares on that day, on the next date on which trading occurs). Accounts will be credited with notional gains or losses from the date the contribution is credited based on actual increases and decreases in the value of the Company’s common stock. A participant will have no voting rights or other rights as a shareholder based on phantom shares of the Company’s common stock credited to his or her account, and the Company will have no obligation to set aside or reserve the Company’s common stock for the purpose of meeting its obligations under the PEP Stock Plan. Notwithstanding the foregoing, a participant will be entitled to receive credits to his or her account under the Diversified Plan equal to the amount of any dividends that are payable on the Company’s common stock based on the number of phantom shares of the Company’s common stock credited to the participant’s account at the time such dividend is declared. Although participants’ accounts in the PEP Stock Plan will not actually hold the Company’s common stock, the Company expects to cause the trust to purchase the Company’s common stock in the open market in amounts equal to the number of phantom shares credited to the PEP Stock Plan accounts. The Company will not issue shares of its common stock to the trust for PEP from its treasury or from authorized and unissued shares without shareholder approval. As of September 30, 2006, the trust has not purchased any shares (see Note 9).

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

After completion of each five-year employment term under the current terms of the PEP, each partner will be issued 1,000 shares of the Company’s common stock (“Partner Shares”) under the MP Stock Plan. Once awarded, these Partner Shares are unrestricted and may be sold or transferred at any time. Partner Shares are accounted for in a similar manner as restricted stock and compensation expense is recognized over the five-year service period prior to the issuance date at the end of the employment term.

Stock Options

The following table presents a summary of the Company’s stock options as of September 30, 2006 and activity in the Company’s stock option plans for the nine months ended September 30, 2006 (in thousands, except option prices and contractual life):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2005	16,643	$32.25
Granted	25	38.95
Exercised	(864)	24.91
Forfeited	(669)	39.49
Outstanding at September 30, 2006	15,135	$32.36	8.4	$46,733

Exercisable at September 30, 2006	3,048	$26.29	4.8	$18,224
Fully vested, non-exercisable at September 30, 2006	8,327	$32.52	10.4	$25,757

The following assumptions were used for options granted during the nine months ended September 30, 2006: (1) risk-free interest rate of 4.8%; (2) dividend yield of 1.25%; (3) expected life of 7.5 years; and (4) volatility of 28.5%.

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the nine months ended September 30, 2006 was approximately $15,365,000. The aggregate intrinsic value of options outstanding as of September 30, 2006, disclosed in the table above, represents the closing stock price on the last trading day of the quarter less the exercise price, multiplied by the number of in-the-money stock options outstanding. The excess cash tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 was approximately $3,398,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Stock-Based Compensation (continued)

Stock Options (continued)

At September 30, 2006, there was approximately $19,283,000 of unrecognized, pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 4.3 years. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 was $14.03 per share.

The Company has a policy of repurchasing shares on the open market to satisfy stock option exercises, to reduce the dilutive effect of restricted stock and for deposits in the PEP Stock Plan. The Company generally repurchases shares based on estimates of exercises, vesting of restricted stock and contributions to the PEP Stock Plan and has repurchased 1,419,000 shares in 2006. The Company typically issues treasury shares upon exercise of stock options.

Restricted Stock and Partner Shares

The following table presents restricted stock and Partner Share activity in the Company’s plans for the nine months ended September 30, 2006 (in thousands, except average fair value):

	NUMBER OF RESTRICTED SHARE AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
Restricted stock and Partner Share awards outstanding at December 31, 2005	1,044	$41.54
Granted	357	38.39
Vested	-	-
Forfeited	(48)	41.30
Restricted stock and Partner Share awards outstanding at September 30, 2006	1,353	$40.83

The preceding table includes 256,750 non-vested Partner Shares granted with a weighted-average fair value of $36.86 and 5,500 Partner Shares forfeited with a weighted-average fair value of $38.01 during the nine months ended September 30, 2006.

Compensation expense recognized in net income for restricted stock and Partner Share awards granted during the three and nine months ended September 30, 2006 was approximately $2,071,000 and $6,669,000, respectively. At September 30, 2006, unrecognized pre-tax compensation expense related to non-vested restricted stock and Partner Share awards was approximately $45,000,000 and will be recognized over a weighted-average period of 5.5 years.

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

Compensation expense recognized in net income for these awards granted during the three and nine months ended September 30, 2006 was approximately $144,000 and $266,000, respectively. At September 30, 2006, unrecognized, pre-tax compensation expense related to these awards was approximately $2,239,000 and will be recognized over a weighted-average period of 4.4 years.

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
		(restated)
Prepaid expenses	$21,516	$16,625
Accounts receivable	21,594	19,396
Accounts receivable - vendors	11,873	9,874
Accounts receivable - franchisees	2,032	1,777
Deposits, which includes $7,504 of income tax deposits	9,798	2,651
Other current assets	500	500
	$67,313	$50,823

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
		(restated)
Land	$194,766	$200,394
Buildings and building improvements	740,765	689,056
Furniture and fixtures	271,319	231,608
Equipment	542,823	498,018
Leasehold improvements	376,532	345,640
Construction in progress	118,395	68,878
Less: Accumulated depreciation	(742,291)	(645,894)
	$1,502,309	$1,387,700

During the nine months ended September 30, 2005, the Company recorded a provision for impaired assets and restaurant closings of $10,026,000 which included $1,373,000 for the closing of two domestic Outback Steakhouse restaurants, $1,072,000 for the partial impairment of one Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

During the nine months ended September 30, 2006, the Company recorded a provision for impaired assets and restaurant closings of $13,547,000 which included the following charges: $1,693,000 for the impairment of seven domestic Outback Steakhouse restaurants, $1,574,000 for the impairment of three international Outback Steakhouse restaurants, $3,468,000 for the impairment of three Carrabba’s Italian Grill restaurants, $2,055,000 for the closing of one Cheeseburger in Paradise restaurant and $1,855,000 for the impairment of two Cheeseburger in Paradise restaurants, $844,000 for the closing of one Bonefish Grill restaurant and $423,000 for the impairment of two Bonefish Grill restaurants that were sold in the second quarter, $704,000 for the loss associated with certain non-restaurant operations (see Note 16) and $931,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen.

On May 31, 2006, the Company sold its interests in two of its Company-owned Bonefish Grills to the minority owners of those restaurants in exchange for future royalties and other contingent payments. These two locations are now operated as franchises.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows (in thousands):

December 31, 2005, as restated	$112,627
Acquisitions (see Note 11)	4,391
Acquisition adjustment	(378)
September 30, 2006	$116,640

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE	SEPTEMBER 30,	DECEMBER 31,
	AMORTIZATION	2006	2005
	PERIOD (YEARS)
Tradename (gross)		$14,210	$-
Trademarks (gross)	24	8,344	8,344
Less: accumulated amortization		(774)	(511)
Net trademarks		7,570	7,833
Trade dress (gross)	15	777	777
Less: accumulated amortization		(110)	(72)
Net trade dress		667	705
Favorable leases (gross, lives ranging from 2 to 30 years)	17	4,162	3,224
Less: accumulated amortization		(431)	(200)
Net favorable leases		3,731	3,024
Intangible assets, less total accumulated amortization of $1,315 and
$783 at September 30, 2006 and December 31, 2005, respectively	21	$26,178	$11,562

The aggregate amortization expense related to these intangible assets was $605,000 for the nine months ended September 30, 2006. Annual amortization expense related to these intangible assets for each of the next five years is anticipated to be approximately $715,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Other Assets

Other assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005

Other assets	$68,579	$59,921
Insurance receivables (see Notes 9 and 15)	2,207	41,696
Liquor licenses, net of accumulated amortization of $5,699 and $5,037 at
September 30, 2006 and December 31, 2005, respectively	15,610	15,728
Deferred license fee	1,474	2,136
Assets held for sale	17,682	22,633
	$105,552	$142,114

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified certain land and building assets as “held for sale” in its Unaudited Consolidated Balance Sheets. Assets held for sale as of September 30, 2006 consisted of $16,713,000 of land and $969,000 of buildings (see Note 16). Assets held for sale as of December 31, 2005 consisted of $21,439,000 of land and $1,194,000 of buildings. No gain or loss has been recorded as it is anticipated that proceeds from the sale will exceed the net book value of the assets.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
		(restated)
Accrued payroll and other compensation	$45,729	$53,709
Accrued insurance	37,052	29,801
Other accrued expenses	58,912	52,150
	$141,693	$135,660

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of September 30, 2006 and December 31, 2005, related to restaurant closing provisions.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt

Long-term debt consisted of the following (in thousands):
	SEPTEMBER 30,	DECEMBER 31,
	2006	2005

Revolving lines of credit, uncollateralized, interest rates ranging from 5.88% to 8.25% at
September 30, 2006 and 5.00% to 5.21% at December 31, 2005	$218,000	$73,000
Outback Korea notes payable, interest rates ranging from 5.34% to 6.40% at
September 30, 2006 and 4.95% to 6.06% at December 31, 2005	47,981	46,670
Outback Korea long-term note payable, interest rate of 5.86% at September 30, 2006	10,352	-
Outback Japan notes payable, uncollateralized, interest rates ranging from 0.86%
to 1.14% at September 30, 2006 and 0.86% at December 31, 2005	6,845	5,085
Outback Japan revolving lines of credit, interest rates ranging from 1.02% to 1.12% at
September 30, 2006 and 0.69% to 0.77% at December 31, 2005	11,172	14,636
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at September 30, 2006 and December 31, 2005	7,319	8,424
Sale-leaseback obligation	6,250	6,250
Guaranteed debt of franchisee	31,883	31,283
Guaranteed debt of unconsolidated affiliate	2,495	-
	342,297	185,348
Less: current portion	(68,587)	(63,442)
Less: guaranteed debt	(34,378)	(31,283)
Long-term debt of OSI Restaurant Partners, Inc.	$239,332	$90,623

Effective March 10, 2006, the Company amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 5.32% to 5.37% at September 30, 2006 and ranging from 4.39% to 4.69% at December 31, 2005). At September 30, 2006, the unused portion of the revolving line of credit was $21,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. The Company obtained from its lenders temporary waivers of certain covenants in its revolving credit facility for the quarter ended September 30, 2006 (see Note 16).

Effective March 10, 2006, the Company also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. The Company received two covenant waivers from its lender on this line of credit for the quarter ended September 30, 2006 (see Note 16). At September 30, 2006, the outstanding balance on the line of credit was $14,000,000. There were no draws outstanding on this line of credit as of December 31, 2005. At September 30, 2006 and December 31, 2005, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

The Company has notes payable with banks bearing interest at rates ranging from 5.34% to 6.40% and from 4.95% to 6.06% at September 30, 2006 and December 31, 2005, respectively, to finance development of the Company’s restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of September 30, 2006 maturing at dates ranging from October 2006 to August 2007. As of September 30, 2006 and December 31, 2005, the combined outstanding balance was approximately $47,981,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At September 30, 2006 and December 31, 2005, collateralized notes totaled approximately $40,178,000 and $34,326,000, respectively. The Company has been pre-approved by these banks for additional borrowings of approximately $8,000,000 and $4,800,000 at September 30, 2006 and December 31, 2005, respectively.

Effective September 28, 2006, the Company established an uncollateralized note payable at a principal amount of 10,000,000,000 Korean won, which bears interest at 1.25% over the Korean Stock Exchange 3-month certificate of deposit rate (5.86% as of September 30, 2006).  The proceeds of this note were used to refinance approximately 9,000,000,000 Korean won of short-term borrowings and to pay estimated 2006 corporate income taxes of 1,000,000,000 Korean won.  The note is denominated and payable in Korean won and matures in September 2009.  As of September 30, 2006, the outstanding principle on this note was approximately $10,352,000. The note contains certain restrictions and conditions as defined in the agreement that require the Company’s Korean subsidiary to maintain a ratio of debt to equity equal to or less than 2.5 to 1.0 and to maintain a ratio of bank borrowings to total assets equal to or less than 0.4 to 1.0.  At September 30, 2006, the Company was in compliance with these debt covenants.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,100,000 at September 30, 2006 and December 31, 2005, and bear interest at rates ranging from 0.86% to 1.14% and at 0.86% at September 30, 2006 and December 31, 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of September 30, 2006 maturing in October 2006. As of September 30, 2006 and December 31, 2005, outstanding balances totaled approximately $6,845,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of September 30, 2006 and December 31, 2005, the Company had borrowed approximately $9,121,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 1.05%, with draws as of September 30, 2006 maturing from December 2006 to February 2007. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. Outback Japan received two covenant waivers from its lender on this line of credit for the quarter ended September 30, 2006 (see Note 16).

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line was originally scheduled to mature in December 2006. As of September 30, 2006 and December 31, 2005, the Company had borrowed approximately $2,051,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 1.10%, with draws as of September 30, 2006 maturing in November 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of September 30, 2006, the Company was in compliance with all of the debt covenants.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

As of September 30, 2006, the Company had approximately $7,319,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

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

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit matures in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities.” At September 30, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $31,883,000 and $31,283,000, respectively, and is included in the Company’s Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2006 and December 31, 2005, the outstanding balance on the line of credit was approximately $23,962,000 and $22,926,000, respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc, (“RHI”). If an event of default occurs (as defined in the agreement, and including the Company’s covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors. The Company received two covenant waivers from the lender on its guarantee of this line of credit for the quarter ended September 30, 2006 (see Note 16).

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

As a result of the Company’s recourse provisions and the financial performance of the restaurants that collateralize the guarantee, the estimated fair value of the guarantee to be recorded is immaterial to the Company’s financial condition and financial statements.

The Company is a guarantor of a portion of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. At September 30, 2006 and December 31, 2005, the outstanding balance on the bonds was $63,300,000.

In June 2006, Speedway modified certain terms and conditions of its debt, including (i) lowering its interest rate, (ii) removing a liquidity coverage requirement, (iii) reducing a fixed charge coverage ratio, (iv) delaying redemption payments for 2006, 2007, and 2008, and (v) revising a put feature that now allows the lenders to require full payment of the debt on or after June 2011. In connection with these modifications, in June 2006, the Company and other equity owners of Speedway entered into an amended guarantee, which increased the Company’s guarantee on the bonds from $9,445,000 to $17,585,000. The Company’s guarantee will proportionally decrease as payments are made on the bonds.

As part of the amended guarantee, the Company and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. The Company is obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, the Company has made additional working capital contributions and loans to this affiliate in payments totaling $5,503,000. Of this amount, $1,867,000 was loaned during the nine months ended September 30, 2006 and $1,392,000 was loaned in 2005.

Each guarantor has unconditionally guaranteed Speedway’s obligations under the bonds not to exceed its maximum guaranteed amount. The Company’s maximum guaranteed amount is $17,585,000. If an event of default occurs as defined by the amended guarantee, or if the lenders exercise the put feature, the total outstanding amount of the Bonds, plus any accrued interest, is immediately due from Speedway and each guarantor would be obligated to make payment under its guaranty up to its maximum guaranteed amount.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt (continued)

DEBT GUARANTEES (continued)

In June 2006, in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company recognized a liability of $2,495,000, representing the estimated fair value of the guarantee and a corresponding increase to the Company’s investment in Speedway, which is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in the Company’s Unaudited Consolidated Balance Sheets. Prior to the June 2006 modifications, the guarantee was not subject to the recognition or measurement requirements of FIN 45 and no liability related to the guarantee was recorded at December 31, 2005 or any prior period.

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea. The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of September 30, 2006. Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances. The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016. The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000 as of September 30, 2006. If the Company were required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,900,000. As a result, the Company has not recognized a liability related to these guarantees in accordance with FIN 45. The Company has various depository and banking relationships with the lender, including several outstanding notes payable.

The Company’s contractual debt guarantees as of September 30, 2006 are summarized in the table below (in thousands):

	MAXIMUM	AMOUNT
	AVAILABILITY	OUTSTANDING	CARRYING
	OF DEBT	UNDER DEBT	AMOUNT OF
	GUARANTEES	GUARANTEES	LIABILITIES
T-Bird Nevada, LLC	$35,000	$31,883	$31,883
RY-8, Inc.	24,500	23,962	-
Kentucky Speedway, LLC	17,585	17,585	2,495
Korean landlord	4,200	4,200	-
	$81,285	$77,630	$34,378

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Litigation (See Notes 6 and 15)	$-	$39,000
Accrued insurance liability	6,607	6,696
Other liabilities	14,554	194
	$21,161	$45,890

Other long-term liabilities at September 30, 2006 also include $8,062,000 for the unfunded portion of the PEP Stock Plan and $4,365,000 for the Diversified Plan, which are owed to managing partners and chef partners (see Note 2).

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $19,611,000 and $29,253,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $2,343,000 and ($219,000), respectively. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $82,696,000 and $120,271,000, respectively, which included the effect of gains from translation adjustments of approximately $4,365,000 and $914,000, respectively.

11. Business Combinations

In February 2006, the Company purchased ten Outback Steakhouses from its franchisee in Eastern Canada for approximately $7,456,000 in cash and the assumption of the employee partner buyout liability for these locations of approximately $748,000 and other liabilities of approximately $134,000.  The Company completed this acquisition because it believes the additional cash flows provided from ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value.  The Company recorded goodwill of approximately $3,209,000 associated with this transaction, $2,407,000 of which is expected to be deductible for income tax purposes. Additionally, the Company recorded favorable lease intangibles of $300,000, which will be amortized over the remaining terms of the associated leases, ranging from 4 to 15 years (see Note 5).

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Business Combinations (continued)

In August 2006, the Company acquired the remaining 50% minority ownership interests in nineteen Carrabba’s restaurants, the remaining 20% minority ownership interests in six Carrabba’s restaurants, and an additional 10% ownership interest in one Carrabba’s restaurant for a total of $28,500,000 in cash, the assumption of an employee partner buyout liability at one store of $83,000 and the forgiveness of amounts owed by the minority owners of $551,000. Since the date of acquisition, the Company has reduced the minority partners’ remaining interest to 50% for one store, with no minority interests for the remaining twenty-five stores in the consolidated financial statements. The Company completed this acquisition because it believes the additional cash flows provided from increased ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. The Company recorded goodwill of $1,182,000 associated with this transaction, all of which is expected to be deductible for income tax purposes. Additionally, the Company recorded fixed assets of $7,827,000, a trade name asset of $14,210,000 and favorable lease intangibles of $641,000, which will be amortized over the remaining terms of these associated leases, ranging from three to 14 years (see Note 5). The Company allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2007, as the Company obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

On an unaudited pro forma basis, the effects of these acquisitions were not significant to the Company’s results of operations.

12. Related Party Transactions

In August 2006, the Company acquired additional ownership of twenty-six Carrabba’s restaurants (see Note 11). A named executive officer of the Company received approximately $56,000 as a result of his ownership interest in one of these joint venture restaurants. He had contributed an aggregate amount of approximately $40,000 for this interest.

Nine current and former employees own 20% of Outback Steakhouse Japan Co., Ltd., a subsidiary of the Company. The value of this ownership interest as of September 30, 2006 is approximately $279,000.

13. Recently Issued Financial Accounting Standards

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. This would require recognition of a liability for the discounted future benefit obligation owed to an insured employee by the insurance carrier. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of EITF 06-4 and is currently evaluating the impact that EITF 06-4 would have on its financial statements.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Recently Issued Financial Accounting Standards (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be a company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not believe the adoption of SFAS No. 158 will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact that SAB 108 will have on its financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income	$17,268	$29,472	$78,331	$119,357
Basic weighted average number of common shares outstanding	73,554	74,167	73,903	73,991
Basic earnings per common share	$0.23	$0.40	$1.06	$1.61
Effect of stock-based compensation awards	1,625	2,665	2,521	2,803
Diluted weighted average number of common shares outstanding	75,179	76,832	76,424	76,794
Diluted earnings per common share	$0.23	$0.38	$1.02	$1.55

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

Diluted earnings per common share excludes antidilutive stock options of approximately 7,807,000 and 2,281,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately 4,419,000 and 1,072,000 for the nine months ended September 30, 2006 and 2005, respectively.

15.  Commitments and Contingencies

The consolidated financial statements include the accounts and operations of the Roy’s consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by its partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of its controlling financial interest in this venture, it is included in the consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the Unaudited Consolidated Statements of Income entitled “Elimination of minority interest.” All material intercompany balances and transactions have been eliminated.

Pursuant to the Company’s joint venture agreement for the development of Roy’s restaurants, RY-8, its joint venture partner, has the right to require the Company to purchase up to 25% of RY-8’s interests in the joint venture at anytime after June 17, 2004 and up to another 25% of its interests in the joint venture at anytime after June 17, 2009. The purchase price to be paid by the Company would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.  Commitments and Contingencies (continued)

In June 2003, in a civil case against the Company in Indiana state court alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against the Company was $39,000,000. The Company appealed the verdict to the Indiana Court of Appeals. On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts. The Company petitioned the Court of Appeals for rehearing and rehearing was denied. The Company filed a petition for transfer with the Indiana Supreme Court. On February 21, 2006, the Indiana Supreme Court granted transfer. Subsequent to September 30, 2006, the Indiana Supreme Court rendered a decision in the Company’s favor (see Note 16).

The Company has insurance coverage related to this case provided by its primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier has filed a declaratory judgment suit claiming it was not notified of the case and is therefore not liable for its portion of the verdict. The Company does not believe the excess carrier’s case has any merit and is vigorously defending this case. Activity in this case has been held in abeyance pending resolution of appeals in the “dramshop” case. The Company has filed counter-claims against the excess carrier and cross-claims against the primary carrier and its third-party administrator. The Company’s third-party administrator has executed an indemnification agreement indemnifying the Company against any liability resulting from the alleged failure to give notice to the excess insurance carrier (see Note 16).

In 2005, in connection with the Company’s customary review of the results of international operations, it discovered that employees of Aussie Chung, Ltd., the Company’s 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, the Company’s Audit Committee engaged outside counsel to investigate the matter, and that investigation is complete. Based on the results of the investigation to date, the payments, which were less than $75,000, may have violated the U.S. Foreign Corrupt Practices Act as well as South Korean law. The chief executive officer, chief operating officer and director of treasury of Aussie Chung have resigned as employees and from all offices they hold with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. The chief executive officer and the chief operating officer are minority owners of Aussie Chung (see Note 16). No other employees of Aussie Chung and no members of the Company’s management outside South Korea were implicated in the improper payments.

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

It is not possible at this time to predict whether the authorities will seek to impose sanctions on the Company, and if they do, what those sanctions might be. It is also not possible to predict how any U.S. or South Korean governmental investigation or resulting sanctions may impact the Company’s business in South Korea. Depending upon how these matters are resolved, the Company’s results of operations and prospects for growth in South Korea could be significantly impacted. For the nine months ended September 30, 2006, Aussie Chung had revenues and net income of $183,744,000 and $7,246,000, respectively, representing approximately 6.0% and 9.3% of the Company’s consolidated revenues and net income. In 2005, Aussie Chung had revenues and net income of $220,291,000 and $11,458,000, respectively, representing approximately 5.8% and 7.8% of the Company’s consolidated revenues and net income.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events

The Company’s Board of Directors approved a grant of 50,000 shares of restricted common stock to the Chief Marketing Officer of its Outback Steakhouse brand as an inducement grant in connection with her hiring, effective October 1, 2006. These shares were not issued under any existing stock plan. Under the terms of the grant, all of the shares will vest on October 1, 2011 unless this employee is terminated after October 1, 2009 for other than “cause”, as defined in the employment agreement, at which time 50% of the shares will vest.

On October 1, 2006, the Company acquired the remaining 50% minority ownership interests in six Carrabba’s restaurants and the remaining 20% minority ownership interests in five Carrabba’s restaurants for $3,400,000 in cash and the assumption of employee partner buyout liabilities at six restaurants of $296,000. Goodwill and favorable lease intangibles, if applicable, are subject to finalization of the purchase price allocation. The Company completed this acquisition because it believes the additional cash flows provided from increased ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value. A named executive officer of the Company received approximately $35,000 as a result of his ownership interest in three of these joint venture restaurants. He had contributed an aggregate amount of approximately $60,000 for this interest.

On October 1, 2006, the Company acquired the remaining 20% minority ownership interests in eight Bonefish Grill restaurants and the remaining 13% minority ownership interest in one Bonefish Grill restaurant for $2,500,000 in cash.  Goodwill and favorable lease intangibles, if applicable, are subject to finalization of the purchase price allocation. The Company completed this acquisition because it believes the additional cash flows provided from increased ownership of these restaurants will meet its internally required rate of return and provide additional shareholder value.

On October 12, 2006, the Company entered into a short-term uncollateralized line of credit agreement that has a maximum borrowing amount of $50,000,000. The line of credit matures in March 2007 and permits borrowing at an interest rate 55 basis points over the LIBOR Market Index Rate at the time of each draw. The credit agreement contains certain restrictions and conditions as defined in the agreement and includes the Company’s covenant commitments under existing lines of credit that require the Company to provide the lender with financial statements, calculations and certifications within 45 days from the end of the quarter. Failure to timely provide this information is considered an event of default. On November 14, 2006, the Company received a covenant waiver from its lender on this line of credit for the quarter ended September 30, 2006. This waiver extended the deadline to provide the financial information and certifications until December 29, 2006. On December 29, 2006, the Company received a second covenant waiver from its lender on this line of credit. This waiver extended the deadline to provide the financial information and certifications until January 31, 2007. An event of default did not occur as the financial information for the quarter ended September 30, 2006 was provided before the extended deadline.

On October 24, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend will be paid December 1, 2006 to shareholders of record as of November 17, 2006.

In October 2006, the Company recorded a provision for impaired assets and restaurant closings of $566,000 for the closing of two domestic Outback Steakhouse restaurants.

On November 5, 2006, the Company entered into a definitive agreement to be acquired by an investor group comprised of affiliates of Bain Capital Partners, LLC and Catterton Partners and Company founders Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, for $40.00 per share in cash. The Company’s Board of Directors, on the unanimous recommendation of a Special Committee of independent directors, approved the merger agreement and recommended that the Company’s shareholders adopt the agreement.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events (continued)

The total transaction value, including assumed debt, is approximately $3.2 billion. The transaction is expected to close prior to the end of April 2007, and is subject to approval of the Company’s shareholders (other than those Company managers investing in the acquisition) and customary closing conditions. The transaction is not subject to a financing condition.

The merger agreement also contains certain termination rights for both the Company and the investor group. The merger agreement provides that in certain circumstances, upon termination, the Company may be required to pay the investor group a termination fee of either $25,000,000 or, in certain circumstances, $45,000,000, and reimburse it for its out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000.

On November 5, 2006, the Company entered into amendments to certain employment, stock option and restricted stock agreements with the Company’s Chief Executive Officer, Chief Operating Officer, Chief Officer - Legal and Corporate Affairs and Chief Financial Officer.

Pursuant to the Amendments, in the event of a separation of service of the executive by the Company without cause or by the executive for good reason within two years after a change of control, the executive will be paid a lump sum equal to two times the sum of (i) his gross annual base salary at the rate in effect immediately prior to the change of control and (ii) the aggregate cash bonus compensation paid to him for the two fiscal years preceding the year in which the change of control occurs divided by two. However, in the case of the Chief Financial Officer, if he is not employed for the two entire fiscal years preceding the year in which a change of control occurs, the amount for the purposes of clause (ii) will be equal to his target bonus for the year in which the change of control occurs.

Pursuant to the Chief Executive Officer’s Amendment, if a change of control and subsequent separation of service cause the vesting of all restricted stock granted to him pursuant to certain Restricted Stock Agreements, the Company will not be required to pay him severance compensation of $5,000,000, as previously required under his employment agreement in certain circumstances.

Pursuant to the Amendments for the Chief Executive Officer, Chief Operating Officer and Chief Officer - Legal and Corporate Affairs, the options owned by each of them will become fully vested and exercisable if, within two years after a change of control, the executive is terminated by the Company without cause, resigns for good reason, dies or suffers a disability.

Pursuant to the Amendments for each of the Chief Executive Officer, Chief Officer - Legal and Corporate Affairs and Chief Financial Officer, the restricted stock owned by each of them will become fully vested and all restrictions will lapse if, within two years after a change of control, the executive is terminated by the Company without cause, resigns for good reason, dies or suffers a disability.

Each Amendment provides a “conditional gross-up” for excise and related taxes in the event the severance compensation and other payments or distributions to an executive pursuant to an employment agreement, stock option agreement, restricted stock agreement or otherwise would constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code. The tax gross up will be provided if the aggregate parachute value of all severance and other change in control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value of an executive’s payments does not exceed the 110% threshold, the executive’s payments under the change in control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.”

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events (continued)

On November 5, 2006, the Company amended the Outback Steakhouse, Inc. Amended and Restated Stock Plan (the “Stock Plan”) and the Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”). Pursuant to these amendments, each option granted under the Stock Plan and the MP Stock Plan that is outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, as of the Effective Time, become fully vested and be converted into an obligation to pay cash in an amount equal to the product of (i) the total number of shares of common stock subject to such option and (ii) the excess, if any, of the Merger Consideration over the per share option price. Additionally, pursuant to such amendments, at the Effective Time, unless otherwise agreed to by the award recipient, each award of restricted stock will be converted into a right to receive cash in an amount equal to the product of (i) the Merger Consideration and (ii) the number of shares of restricted stock in respect of such award. Such cash amount will vest and be paid in accordance with the original scheduled vesting dates applicable to the converted restricted stock; provided, however, that such cash amount will vest and be paid upon the death, disability or termination other than for cause of the holder of the restricted stock. Prior to the Effective Time, the Company will establish an irrevocable grantor trust to provide for the payment of these cash amounts in respect of such outstanding restricted stock awards.

Pursuant to the Amendment to the Outback Steakhouse, Inc. Partner Equity Plan (the “PEP”), dated November 5, 2006, phantom shares of Company stock credited to each participant’s account will be converted into cash credits in an amount equal to the product of (i) the Merger Consideration and (ii) the number of shares of Company common stock credited to such participant’s account. Such cash amounts will be credited to an account for each participant and will be eligible to be invested by participants in the investment alternatives available under the Partner Equity Deferred Compensation Diversified Plan part of the PEP and, except for such administrative changes as may be necessary to effectuate the foregoing, will be administered in accordance with the payment schedule and consistent with the terms of the PEP.

Pursuant to the Amendment to the Directors’ Deferred Compensation and Stock Plan (the “Directors’ Plan”), dated November 5, 2006, each share unit credited to a deferral account will be converted into the right to receive the Merger Consideration immediately upon the Effective Time.

On November 7, 2006, a stockholder complaint was filed as a purported class action on behalf of all public stockholders of the Company, against the Company, each of Company’s directors, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. The complaint is captioned Charter Township of Clinton Police and Fire Retirement System v. OSI Restaurant Partners, Inc., Chris T. Sullivan, Robert D. Basham, A. William Allen, III, John A. Brabson, Jr., W.R. "Max" Carey, Jr., Debbie Fields, General (Ret.) Tommy Franks, Thomas A. James, Lee Roy Selmon, Toby S. Wilt, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners, Case No. 06-CA-010348 Div. B. The plaintiff alleges that it is an owner of the Company’s common stock. The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits the Company’s management expected to invest in the proposed transaction at the expense of the Company’s public stockholders. Among other things, the complaint seeks to enjoin the Company, its directors and the other defendants from proceeding with or consummating the merger. Bain Capital Partners, LLC and Catterton Partners are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Based on the facts known to date, the Company and other defendants believe that the claim asserted is without merit and intend to defend this suit vigorously.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events (continued)

On November 8, 2006, the Company acquired the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea.  The total acquisition price was approximately $34,872,000, of which $17,831,000 was paid in cash to the sellers, $14,041,000 was paid in satisfaction of amounts outstanding under loans previously made by the Company to the sellers and $3,000,000 was placed into an interest-bearing escrow account. The escrowed monies are to provide a source for indemnification against claims of misrepresentation or breach of warranty and payment of certain expenses.  Goodwill and identifiable intangibles, if applicable, are subject to finalization of the purchase price allocation. The Company completed this acquisition to relinquish all relations associated with the minority owners of Aussie Chung, Ltd. (see Note 15).

On November 8, 2006, in the “dramshop” liquor liability case, (see Note 15), the Indiana Supreme Court issued its decision reversing the verdict of the Indiana Court of Appeals, reversing the order of the trial court denying a new trial and remanding the case to the trial court with direction to vacate the judgment and schedule a new trial. The decision of the Indiana Supreme Court has been certified to the trial court and the verdict vacated. A new trial will be scheduled.

As a result of the Indiana Supreme Court’s decision, the Company reversed its entry for the original $39,000,000 verdict that was recorded as a non-current liability in its Unaudited Consolidated Balance Sheets and as a non-current receivable in other assets.

On November 14, 2006, the Company obtained a covenant waiver from its lenders on its uncollateralized $225,000,000 revolving credit facility for the quarter ended September 30, 2006. The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to provide the lenders with financial statements, calculations and certifications within 45 days from the end of the quarter. Failure to timely provide this information is considered an event of default. This waiver extended the deadline to provide the financial information and certifications until November 29, 2006.

On November 28, 2006, the Company received a second covenant waiver from its lenders on its revolving credit facility that further extended the deadline to December 29, 2006. It also provided that pricing would remain at its current level until the financial statements were received.  At that time, pricing would change retroactive to November 30, 2006 if the calculations determined a change was warranted.

On December 29, 2006, the Company received a third covenant waiver from its lenders on its revolving credit facility that further extended the deadline to January 31, 2007. It also changed pricing effective November 29, 2006 to a margin of 65 basis points over LIBOR as of November 29, 2006 and to a facility fee of 15 basis points. Upon delivery of the financial statements, the pricing returned to a margin of 55 basis points over LIBOR as of January 8, 2007 and to a facility fee of 12.5 basis points as determined by the covenant calculations completed for the quarter ended September 30, 2006. An event of default did not occur as the financial information was provided before the extended deadline.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events (continued)

On November 14, 2006, Outback Japan received a covenant waiver from its lender on its $10,000,000 line of credit and the Company received covenant waivers from its lender on its $40,000,000 line of credit and on its guarantee of an uncollateralized line of credit for RY-8 for the quarter ended September 30, 2006. These credit agreements contain certain restrictions and conditions as defined in the agreements that require Outback Japan or the Company to provide the lender with financial statements, calculations and certifications within 45 days from the end of the quarter. Failure to timely provide this information is considered an event of default. These waivers extended the deadline to provide the financial information and certifications until December 29, 2006. They also provided that pricing would remain at its current level until the financial statements were received.  At that time, pricing would change retroactive to November 30, 2006 if the calculations determined a change was warranted.

On December 29, 2006, Outback Japan received a second covenant waiver from its lender on its $10,000,000 line of credit and the Company received second covenant waivers from its lender on its $40,000,000 line of credit and on its guarantee of an uncollateralized line of credit for RY-8 that further extended the deadline to January 31, 2007. These waivers also changed pricing for Outback Japan and for the $40,000,000 line of credit effective November 29, 2006 to a margin of 65 basis points over LIBOR as of November 29, 2006 and to a facility fee of 15 basis points. Upon delivery of the financial statements, the pricing returned to a margin of 55 basis points over LIBOR as of January 8, 2007 and to a facility fee of 12.5 basis points as determined by the covenant calculations completed for the quarter ended September 30, 2006. An event of default did not occur as the financial information was provided before the extended deadline.

On December 5, 2006, the Company sold approximately 41.5 acres of property in Tampa, Florida for $17,300,000 and an escrow for site work improvements valued at $7,500,000. The Company kept approximately 4.5 acres of land for the development of three restaurants.

On December 13, 2006, the Company negotiated a lump sum of $750,000 as settlement of a $1,454,000 note receivable from the owner of certain non-restaurant operations. The Company recorded the resulting loss of $704,000 in the line item “Provision for impaired assets and restaurant closings” in its Unaudited Consolidated Statements of Income for the nine months ended September 30, 2006 (see Note 4).

In December 2006, Outback Japan amended its $10,000,000 revolving line of credit to extend the maturity of the line from December 2006 until the earlier of March 31, 2007 or the date on which the acquisition of the Company by the investor group is final.  All other material provisions of the agreement remained the same.

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

Revenues from restaurant sales for the nine months ended September 30, 2006 increased 9.1% compared with the same period in 2005. This increase was primarily driven by new unit openings as we experienced a softening of sales in our existing restaurants in the second and third quarters. This trend affected the casual dining segment as a whole and impacted all of our restaurant brands and certain international locations.

As previously disclosed, management has been working with the Board of Directors to analyze ideas for increasing shareholder value. In April 2006, the Board of Directors retained Wachovia Securities to assist it and management in analyzing these ideas. As a result of this initiative, on November 5, 2006, we entered into a definitive agreement to be acquired by an investor group comprised of Bain Capital Partners, LLC, Catterton Partners and Company founders Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, for $40.00 per share in cash. Our Board of Directors approved the merger agreement and recommended that our shareholders adopt the agreement.

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

Restatement of Previously Issued Consolidated Financial Statements

In October 2006, we identified errors in our accounting for unearned revenue for unredeemed gift cards and certificates. Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, we have restated the consolidated financial statements as of December 31, 2005 and for the three and nine month periods ended September 30, 2005, to correct these and other errors, as more fully described in Note 1 to the Notes to Unaudited Consolidated Financial Statements of Item 1: Consolidated Financial Statements, which is included in this Form 10-Q. All applicable amounts related to this restatement have been reflected herein and in our consolidated financial statements included in this Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues
Restaurant sales	99.5%	99.4%	99.5%	99.4%
Other revenues	0.5	0.6	0.5	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.3	36.7	36.3	36.7
Labor and other related (1)	28.2	26.3	27.8	25.8
Other restaurant operating (1)	22.2	22.6	22.3	21.3
Depreciation and amortization	4.0	3.7	3.8	3.5
General and administrative	5.8	5.3	5.7	5.5
Hurricane property and inventory losses	-	0.2	-	0.1
Provision for impaired assets and restaurant closings	1.1	0.2	0.5	0.4
Contribution for "Dine Out for Hurricane Relief"	-	0.1	-	*
(Income) loss from operations of unconsolidated affiliates	*	(0.1)	*	(* )
Total costs and expenses	97.2	94.5	96.0	92.7
Income from operations	2.8	5.5	4.0	7.3
Other income (expense), net	-	(* )	0.2	(* )
Interest income	0.1	*	0.1	*
Interest expense	(0.4)	(0.2)	(0.3)	(0.2)
Income before provision for income taxes and
elimination of minority interest	2.5	5.3	4.0	7.1
Provision for income taxes	0.7	1.8	1.1	2.4
Income before elimination of minority interest	1.8	3.5	2.9	4.7
Elimination of minority interest	*	0.1	0.2	0.3
Net income	1.8%	3.4%	2.7%	4.4%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 7.9% and 7.9% for the three and nine months ended September 30, 2006, respectively, compared with the corresponding periods in 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of OSI Restaurant Partners, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the following tables:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
		(restated)		(restated)
OSI RESTAURANT PARTNERS, INC. RESTAURANT SALES
(in millions):
Outback Steakhouses
Domestic	$540	$536	$1,694	$1,683
International	78	64	226	193
Total	618	600	1,920	1,876
Carrabba's Italian Grills	156	143	481	428
Bonefish Grills	78	55	231	162
Fleming's Prime Steakhouse and Wine Bars	42	33	134	106
Other restaurants	52	37	153	103
Total Company-owned restaurant sales	$946	$868	$2,919	$2,675

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouses
Domestic	$87	$88	$271	$270
International	28	28	77	84
Total	115	116	348	354
Bonefish Grills	4	3	12	9
Total franchise and development joint venture sales (1)	$119	$119	$360	$363
Income from franchise and development joint ventures (2)	$6	$6	$16	$15
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Unaudited Consolidated Statements of Income.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Unaudited Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)
	SEPTEMBER 30,
	2006	2005
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	683	661
Company-owned - international	117	87
Franchised and development joint venture - domestic	107	105
Franchised and development joint venture - international	44	51
Total	951	904
Carrabba's Italian Grills
Company-owned	217	189
Bonefish Grills
Company-owned	106	78
Franchised and development joint venture	7	4
Total	113	82
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	43	34
Roy’s
Company-owned	22	19
Cheeseburger in Paradise
Company-owned	36	21
Lee Roy Selmon’s
Company-owned	5	3
Blue Coral Seafood and Spirits
Company-owned	1	-
Paul Lee's Chinese Kitchens
Company-owned	-	4
System-wide total	1,388	1,256

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 9.0% to $945,779,000 during the third quarter of 2006 compared with $867,851,000 in the same period in 2005. The increase in restaurant sales was attributable to additional revenues of approximately $90,390,000 from the opening of new restaurants after September 30, 2005 and revenues of approximately $5,234,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants. This increase was partially offset by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended September 30, 2006 and 2005:
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses (1)	$60,574	$61,961
Carrabba's Italian Grills (1)	55,327	58,314
Bonefish Grills (1)	56,080	56,301
Fleming's Prime Steakhouse and Wine Bars	76,001	76,616
Roy's	62,680	64,060
Operating weeks:
Outback Steakhouses	8,918	8,648
Carrabba's Italian Grills	2,815	2,446
Bonefish Grills	1,387	983
Fleming's Prime Steakhouse and Wine Bars	551	430
Roy's	289	250
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	0.8%	4.0%
Carrabba's Italian Grills	0.8%	2.5%
Bonefish Grills	1.1%	3.7%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-2.4%	-1.6%
Carrabba's Italian Grills	-2.6%	6.4%
Bonefish Grills	0.0%	7.7%
Fleming's Prime Steakhouse and Wine Bars	2.8%	13.4%
Roy's	-1.0%	9.1%
__________________
(1)
We have restated our previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of Unaudited Notes to Consolidated Financial Statements of Item 1: Consolidated Financial Statements, which is included in this Form 10-Q.

(2)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, decreased by $163,000 to $4,857,000 in the third quarter of 2006 as compared with $5,020,000 in 2005. This decrease primarily resulted from lower franchise fees and royalties for Outback Steakhouse International as a result of the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants. This decrease was also due to fewer franchise fees for Outback Steakhouse, and it was partially offset by increased catering revenue during the third quarter of 2006 compared with the same period in 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.4% to 36.3% as a percentage of restaurant sales in the third quarter of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. Decreases in dairy costs, particularly butter and cream, and decreases in beef costs for our international restaurants for the quarter ended September 30, 2006 compared with the same period in 2005 were partially offset by higher produce costs for potatoes, tomatoes and onions.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 1.9% as a percentage of restaurant sales to 28.2% in the third quarter of 2006 compared with the same period in 2005. Of the increase, approximately 0.5% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.9% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005. This increase was partially offset by a 0.2% decrease in managing partner distribution expense.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs decreased 0.4% to 22.2% as a percentage of restaurant sales in the third quarter of 2006 compared with the same period in 2005. This decrease resulted from significantly lower advertising costs and lower pre-opening costs. This decrease is partially offset by declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, higher occupancy costs and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 4.0% in the third quarter of 2006 compared to the same period in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills during the quarter and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $8,475,000 to $54,945,000 in the third quarter of 2006 compared with $46,470,000 during the same period in 2005. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $868,000 of compensation expense recognized for restricted stock benefits for certain members of senior management that was not recognized in the same period last year and $1,144,000 of stock options expensed as a result of the implementation of a new accounting standard. Also, during the three months ended September 30, 2006, we incurred $1,600,000 of consulting expenses for reviewing branding and strategic initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005 (continued)

Hurricane property and inventory losses.  Hurricane property and inventory losses of $1,412,000 in the third quarter of 2005 included the physical damage costs of hurricanes and associated severe weather that occurred in the southeastern United States.

Provision for impaired assets and restaurant closings. A provision of $10,513,000 was recorded during the third quarter of 2006 which included the following charges: $1,208,000 for the impairment of six domestic Outback Steakhouse restaurants, $1,574,000 for the impairment of three international Outback Steakhouse restaurants, $1,850,000 for the impairment of two Carrabba’s Italian Grill restaurants, $844,000 for the closing of one Bonefish Grill restaurant, $423,000 for the impairment of two Bonefish Grill restaurants, $2,055,000 for the closing of one Cheeseburger in Paradise restaurant, $1,855,000 for the impairment of two Cheeseburger in Paradise restaurants and $704,000 for the loss associated with certain non-restaurant operations. During the third quarter of 2005, a provision of $1,396,000 was recorded which included $974,000 for the impairment of one Bonefish Grill restaurant and $422,000 for the closing of one domestic Outback Steakhouse restaurant.

Contribution for “Dine Out for Hurricane Relief.” This line item represents our $1,000,000 contribution for “Dine for America,” a fundraising effort in October 2005 to provide support to the victims of hurricanes.

(Income) loss from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $1,036,000 to a loss of $270,000 during the third quarter of 2006 compared with income of $766,000 during the same period in 2005. This decrease was attributable primarily to losses of $793,000 incurred on our investment in Kentucky Speedway, LLC during the third quarter of 2006. Also, a decline in the performance of our Brazilian joint venture contributed to this decrease.

Income from operations. Income from operations decreased by $21,369,000 to $26,372,000 in the third quarter of 2006 compared with $47,741,000 in the same period in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard, the provisions for impaired assets and restaurant closings and the changes in the relationships between revenues and expenses discussed above.

Interest income. Interest income was $761,000 during the third quarter of 2006 compared with $658,000 in the same period in 2005. Interest income increased due to higher interest rates on short-term investment and cash equivalent balances during the third quarter of 2006 compared with the same period in 2005. Interest income for the quarters ended September 30, 2006 and 2005 included interest of approximately $466,000 and $286,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $3,870,000 during the third quarter of 2006 compared with $1,848,000 in the same period in 2005. The increase in interest expense was due to higher average debt balances and higher interest rates during the third quarter of 2006 compared with the third quarter of 2005. Interest expense for the quarters ended September 30, 2006 and 2005 included approximately $466,000 and $286,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Provision for income taxes. The provision for income taxes was $6,219,000, or 26.7% of pretax income, for the third quarter of 2006 compared to $15,874,000, or 34.2%, in the third quarter of 2005. The decline in the effective tax rate during the third quarter of 2006 was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005 (continued)

Net income and earnings per share. Net income for the third quarter of 2006 was $17,268,000 compared with $29,472,000 in the same period in 2005. Basic earnings per share decreased to $0.23 during the third quarter of 2006 compared with $0.40 for the same period in 2005 as a result of the decrease in net income, partially offset by the decrease in basic weighted average shares outstanding of approximately 613,000 shares. The decrease in basic weighted average shares outstanding was primarily a result of common stock repurchases partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.23 during the third quarter of 2006 compared with $0.38 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 1,653,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for the quarter ended September 30, 2006 compared with September 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 9.1% to $2,919,110,000 during the first nine months of 2006 compared with $2,674,657,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $212,441,000 from the opening of new restaurants after September 30, 2005, revenues of approximately $13,373,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants, offset in part by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the nine months ended September 30, 2006 and 2005:
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses (1)	$64,448	$65,844
Carrabba's Italian Grills (1)	59,254	61,402
Bonefish Grills (1)	59,828	60,043
Fleming's Prime Steakhouse and Wine Bars	84,216	84,527
Roy's	72,764	71,906
Operating weeks:
Outback Steakhouses	26,292	25,537
Carrabba's Italian Grills	8,122	6,965
Bonefish Grills	3,862	2,699
Fleming's Prime Steakhouse and Wine Bars	1,587	1,252
Roy's	836	736
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	0.7%	4.3%
Carrabba's Italian Grills	0.9%	2.5%
Bonefish Grills	1.6%	2.9%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-2.2%	-0.9%
Carrabba's Italian Grills	-0.6%	6.4%
Bonefish Grills	0.9%	3.6%
Fleming's Prime Steakhouse and Wine Bars	4.4%	12.2%
Roy's	0.9%	6.1%
__________________
(1)
We have restated our previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of Unaudited Notes to Consolidated Financial Statements of Item 1: Consolidated Financial Statements, which is included in this Form 10-Q.

(2)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $141,000 to $15,911,000 in the first nine months of 2006 as compared with $15,770,000 in 2005. This increase primarily resulted from higher initial franchise fees and royalties from additional stores opened and operated as franchises during the first nine months of 2006 compared with the same period in 2005, increased international royalties and increased catering revenue. This increase was partially offset by lower franchise fees and royalties for Outback Steakhouse International as a result of the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.4% to 36.3% as a percentage of restaurant sales in the first nine months of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. Decreases in dairy, chicken and international beef costs for the first nine months of 2006 compared with the same period in 2005 were partially offset by higher produce and seafood costs.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 2.0% as a percentage of restaurant sales to 27.8% in the first nine months of 2006 compared with the same period in 2005. Of the increase, approximately 0.7% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.5% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. The total costs associated with implementation of the Partner Equity Program caused a corresponding $24,094,000 increase in the “Partner deposit and accrued buyout liability” balance in our Unaudited Consolidated Balance Sheet as of September 30, 2006 as compared to December 31, 2005. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.0% to 22.3% as a percentage of restaurant sales in the first nine months of 2006 compared with the same period in 2005. This increase resulted from higher utility, pre-opening and repair and maintenance costs, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 3.8% during the first nine months of 2006 compared to the same period in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills during the first nine months of the year and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2006 and 2005 (continued)

General and administrative. General and administrative costs increased by $20,184,000 to $167,804,000 during the first nine months of 2006 compared with $147,620,000 during the same period in 2005. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $3,461,000 of compensation expense recognized for restricted stock benefits for certain members of senior management that was not recognized in the same period last year and $4,032,000 of stock options expensed as a result of the implementation of a new accounting standard. Also, during the first nine months of 2006 we incurred $1,060,000 of expense from writing off investments in new Cheeseburger in Paradise restaurant development that was discontinued due to the anticipation that there would not be a favorable return on the investments, $2,000,000 of investigation costs for the possible violation of the Foreign Corrupt Practices Act in South Korea, $2,800,000 of consulting expenses for reviewing branding and strategic initiatives and a loss of $360,000 in the cash surrender value of life insurance. These increases were offset by the reduction of $2,100,000 in compensation expense associated with our Chief Executive Officer recognized during the first quarter of 2005, which did not recur in 2006.

Hurricane property and inventory losses.  Hurricane property and inventory losses of $1,412,000 in the nine months ended September 30, 2005 included the physical damage costs of hurricanes and associated severe weather that occurred in the southeastern United States.

Provision for impaired assets and restaurant closings. A provision of $13,547,000 was recorded during the first nine months of 2006 which included the following charges: $1,693,000 for the impairment of seven domestic Outback Steakhouse restaurants, $1,574,000 for the impairment of three international Outback Steakhouse restaurants, $3,468,000 for the impairment of three Carrabba’s Italian Grill restaurants, $2,055,000 for the closing of one Cheeseburger in Paradise restaurant and $1,855,000 for the impairment of two Cheeseburger in Paradise restaurants, $844,000 for the closing of one Bonefish Grill restaurant and $423,000 for the impairment of two Bonefish Grill restaurants, $704,000 for the loss associated with certain non-restaurant operations and $931,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen. During the nine months ended September 30, 2005, a provision of $10,026,000 was recorded which included $1,373,000 for the closing of two domestic Outback Steakhouse restaurants, $1,072,000 for the partial impairment of one Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

Contribution for “Dine Out for Hurricane Relief.” This line item represents our $1,000,000 contribution for “Dine for America,” a fundraising effort in October 2005 to provide support to the victims of hurricanes.

(Income) loss from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $810,000 to a loss of $145,000 during the first nine months of 2006 compared with income of $665,000 during the same period in 2005. This increase is due to losses of $1,747,000 incurred on our investment in Kentucky Speedway, LLC during the first nine months of 2006. This decrease is partially offset by expenses resulting from the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil during the first quarter of 2005, which did not recur in 2006. This decrease is also offset by a $574,000 write-down of an Outback Steakhouse operated as a joint venture in Pennsylvania during the second quarter of 2005. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2006 and 2005 (continued)

Income from operations. Income from operations decreased by $76,718,000 to $118,578,000 during the first nine months of 2006 compared with $195,296,000 in the same period in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard, the provisions for impaired assets and restaurant closings and the changes in the relationships between revenues and expenses discussed above.

Other income (expense), net. Other income (expense), net increased by $6,263,000 to income of $5,165,000 in the first nine months of 2006 compared with an expense of $1,098,000 in the same period in 2005 as a result of a gain of $5,165,000 recorded during the second quarter of 2006 for amounts recovered in accordance with the terms of a lease termination agreement.

Interest income. Interest income was $2,122,000 during the first nine months of 2006 compared with $1,476,000 in the same period in 2005. Interest income increased due to higher interest rates on short-term investment and cash equivalent balances during the first nine months of 2006 compared with the same period in 2005. Interest income for the nine months ended September 30, 2006 and 2005 included interest of approximately $1,278,000 and $786,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $9,452,000 during the first nine months of 2006 compared with $4,519,000 in the same period in 2005. The increase in interest expense was due to higher average debt balances and higher interest rates during the first nine months of 2006 compared with the first nine months of 2005. Interest expense for the nine months ended September 30, 2006 and 2005 included approximately $1,278,000 and $786,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Provision for income taxes. The provision for income taxes was $32,881,000, or 28.2% of pretax income, for the first nine months of 2006 compared to $64,328,000, or 33.7%, during the first nine months of 2005. The decline in the effective tax rate during the 2006 period was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions.

Net income and earnings per share. Net income for the first nine months of 2006 was $78,331,000 compared with $119,357,000 in the same period in 2005. Basic earnings per share decreased to $1.06 during the first nine months of 2006 compared with $1.61 for the same period in 2005 as a result of the decrease in net income, partially offset by the decrease in basic weighted average shares outstanding of approximately 88,000 shares. Basic weighted average shares outstanding decreased as a result of common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $1.02 during the first nine months of 2006 compared with $1.55 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 370,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for the nine months ended September 30, 2006 compared with September 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
		(restated)
Net cash provided by operating activities	$137,895	$187,309
Net cash used in investing activities	(251,862)	(218,308)
Net cash provided by (used in) financing activities	73,895	(16,707)
Net decrease in cash and cash equivalents	$(40,072)	$(47,706)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and on occasion also use capital for acquisitions of franchisees and joint venture partners. We also require capital to pay dividends to common stockholders (refer to additional discussion in the Dividends section of Management’s Discussion and Analysis of Financial Condition and Results of Operations). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $327,862,000 for the year ended December 31, 2005 and approximately $225,751,000 and $215,236,000 during the first nine months of 2006 and 2005, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free-standing restaurants where it is cost effective.

Pursuant to our joint venture agreement for the development of Roy’s restaurants, RY-8, our joint venture partner, has the right to require us to purchase up to 25% of RY-8’s interests in the joint venture at anytime after June 17, 2004 and up to another 25% (total 50%) of its interest in the joint venture at anytime after June 17, 2009. Our purchase price would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

In January 2005, we executed a lease termination agreement to vacate a premises occupied by a Company-owned Outback Steakhouse. In accordance with the terms of this agreement, we vacated the restaurant and terminated its lease in June 2006. We received $6,014,000 and recorded a gain of $5,165,000 on the disposal of this restaurant during the three months ended June 30, 2006.

On October 11, 2005 we executed a sale agreement for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse was operated. Pursuant to the agreement if the sale is consummated after the inspection and title and survey contingency periods, we will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and will be provided space in a new development to operate an Outback Steakhouse. The purchaser will pay us an additional $5,000,000 if plans for the new restaurant are not agreed upon prior to the closing date. In October 2006, a fire occurred at this Outback Steakhouse, and we recorded an impairment charge of $455,000 for the closing of this restaurant. This event does not affect the sale agreement, and, at this time, we do not intend to rebuild the restaurant before the closing date of the sale.

On October 26, 2005, our Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase closed in December 2005. On December 5, 2006, we sold approximately 41.5 acres of this property for $17,300,000 and an escrow for site work improvements valued at $7,500,000. We kept approximately 4.5 acres of land for the development of three restaurants.

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

On November 5, 2006, we entered into a definitive agreement to be acquired by an investor group comprised of Bain Capital Partners, LLC, Catterton Partners and our founders Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, for $40.00 per share in cash. Our Board of Directors, on the unanimous recommendation of a Special Committee of independent directors, approved the merger agreement and recommended that our shareholders adopt the agreement.

The total transaction value, including assumed debt, is approximately $3.2 billion. The transaction is expected to close prior to the end of April 2007, and is subject to approval of our shareholders (other than those participating in the acquisition) and customary closing conditions. The transaction is not subject to a financing condition.

The merger agreement also contains certain termination rights for both us and the investor group. The merger agreement provides that in certain circumstances, upon termination, we may be required to pay the investor group a termination fee of $25,000,000 to $45,000,000 and reimburse it for its out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000.

On November 5, 2006, we entered into amendments to certain employment, stock option and restricted stock agreements with our Chief Executive Officer, Chief Operating Officer, Chief Officer - Legal and Corporate Affairs and Chief Financial Officer.

Pursuant to the Amendments, in the event of a separation of service of the executive by us without cause or by the executive for good reason within two years after a change of control, the executive will be paid a lump sum equal to two times the sum of (i) his gross annual base salary at the rate in effect immediately prior to the change of control and (ii) the aggregate cash bonus compensation paid to him for the two fiscal years preceding the year in which the change of control occurs divided by two. However, in the case of the Chief Financial Officer, if he is not employed for the two entire fiscal years preceding the year in which a change of control occurs, the amount for the purposes of clause (ii) will be equal to his target bonus for the year in which the change of control occurs.

Pursuant to the Chief Executive Officer’s Amendment, if a change of control and subsequent separation of service cause the vesting of all restricted stock granted to him pursuant to certain Restricted Stock Agreements, we will not be required to pay him severance compensation of $5,000,000, as previously required under his employment agreement in certain circumstances.

Pursuant to the Amendments for the Chief Executive Officer, Chief Operating Officer and Chief Officer - Legal and Corporate Affairs, the options owned by each of them will become fully vested and exercisable if, within two years after a change of control, the executive is terminated by us without cause, resigns for good reason, dies or suffers a disability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Pursuant to the Amendments for each of the Chief Executive Officer, Chief Officer - Legal and Corporate Affairs and Chief Financial Officer, the restricted stock owned by each of them will become fully vested and all restrictions will lapse if, within two years after a change of control, the executive is terminated by us without cause, resigns for good reason, dies or suffers a disability.

Each Amendment provides a “conditional gross-up” for excise and related taxes in the event the severance compensation and other payments or distributions to an executive pursuant to an employment agreement, stock option agreement, restricted stock agreement or otherwise would constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code. The tax gross up will be provided if the aggregate parachute value of all severance and other change in control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the Code without imposition of an excise tax. If the parachute value of an executive’s payments does not exceed the 110% threshold, the executive’s payments under the change in control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.”

On November 5, 2006, we amended the Outback Steakhouse, Inc. Amended and Restated Stock Plan (the “Stock Plan”) and the Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”). Pursuant to these amendments, each option granted under the Stock Plan and the MP Stock Plan that is outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, as of the Effective Time, become fully vested and be converted into an obligation to pay cash in an amount equal to the product of (i) the total number of shares of common stock subject to such option and (ii) the excess, if any, of the Merger Consideration over the per share option price. Additionally, pursuant to such amendments, at the Effective Time, unless otherwise agreed to by the award recipient, each award of restricted stock will be converted into a right to receive cash in an amount equal to the product of (i) the Merger Consideration and (ii) the number of shares of restricted stock in respect of such award. Such cash amount will vest and be paid in accordance with the original scheduled vesting dates applicable to the converted restricted stock; provided, however, that such cash amount will vest and be paid upon the death, disability or termination other than for cause of the holder of the restricted stock. Prior to the Effective Time, we will establish an irrevocable grantor trust to provide for the payment of these cash amounts in respect of such outstanding restricted stock awards.

Pursuant to the Amendment to the Outback Steakhouse, Inc. Partner Equity Plan (the “PEP”), dated November 5, 2006, phantom shares of our stock credited to each participant’s account will be converted into cash credits in an amount equal to the product of (i) the Merger Consideration and (ii) the number of shares of our common stock credited to such participant’s account. Such cash amounts will be credited to an account for each participant and will be eligible to be invested by participants in the investment alternatives available under the Partner Equity Deferred Compensation Diversified Plan part of the PEP and, except for such administrative changes as may be necessary to effectuate the foregoing, will be administered in accordance with the payment schedule and consistent with the terms of the PEP.

Pursuant to the Amendment to the Directors’ Deferred Compensation and Stock Plan (the “Directors’ Plan”), dated November 5, 2006, each share unit credited to a deferral account will be converted into the right to receive the Merger Consideration immediately upon the Effective Time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

On November 8, 2006, we acquired the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea.  The total acquisition price was approximately $34,872,000, of which $17,831,000 was paid in cash to the sellers, $14,041,000 was paid in satisfaction of amounts outstanding under loans previously made by us to the sellers and $3,000,000 was placed into an interest-bearing escrow account. The escrowed monies are to provide a source for indemnification against claims of misrepresentation or breach of warranty and payment of certain expenses.  Goodwill and identifiable intangibles, if applicable, are subject to finalization of the purchase price allocation. We completed this acquisition to relinquish all relations associated with the minority owners of Aussie Chung, Ltd. On November 8, 2006, the Company acquired the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea.  The total acquisition price was approximately $34,872,000, of which $17,831,000 was paid in cash to the sellers, $14,041,000 was paid in satisfaction of amounts outstanding under loans previously made by the Company to the sellers and $3,000,000 was placed into an interest-bearing escrow account. The escrowed monies are to provide a source for indemnification against claims of misrepresentation or breach of warranty and payment of certain expenses.  Goodwill and identifiable intangibles, if applicable, are subject to finalization of the purchase price allocation. The Company completed this acquisition to relinquish all relations associated with the minority owners of Aussie Chung, Ltd. (see Note 15). .

On December 13, 2006, we negotiated a lump sum of $750,000 as settlement of a $1,454,000 note receivable from the owner of certain non-restaurant operations. We recorded the resulting loss of $704,000 in the line item “Provision for impaired assets and restaurant closings” in our Unaudited Consolidated Statements of Income for the nine months ended September 30, 2006.

CREDIT FACILITIES

Effective March 10, 2006, we amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 5.32% to 5.37% at September 30, 2006). At September 30, 2006, the unused portion of the line of credit was $21,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. We obtained from our lenders temporary waivers of certain covenants in our revolving credit facility for the quarter ended September 30, 2006.

Effective March 10, 2006, we also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. We received two covenant waivers from our lender on this line of credit for the quarter ended September 30, 2006. At September 30, 2006, the outstanding balance on the line of credit was $14,000,000. There were no draws outstanding on this line of credit as of December 31, 2005. At September 30, 2006 and December 31, 2005, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

On October 12, 2006, we entered into a short-term uncollateralized line of credit agreement that has a maximum borrowing amount of $50,000,000 and a maturity date of March 2007. The line permits borrowing at an interest rate 55 basis points over the LIBOR Market Index Rate at the time of each draw. The credit agreement contains certain restrictions and conditions as defined in the agreement. We received two covenant waivers from our lender on this line of credit for the quarter ended September 30, 2006.

We have notes payable with banks bearing interest at rates ranging from 5.34% to 6.40% and from 4.95% to 6.06% at September 30, 2006 and December 31, 2005, respectively, to finance development of our restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of September 30, 2006 maturing at dates ranging from October 2006 to August 2007. As of September 30, 2006 and December 31, 2005, the combined outstanding balance was approximately $47,981,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At September 30, 2006 and December 31, 2005, collateralized notes totaled approximately $40,178,000 and $34,326,000, respectively. We have been pre-approved by these banks for additional borrowings of approximately $8,000,000 and $4,800,000 at September 30, 2006 and December 31, 2005, respectively.

Effective September 28, 2006, we established an uncollateralized note payable at a principal amount of 10,000,000,000 Korean won, which bears interest at 1.25% over the Korean Stock Exchange 3-month certificate of deposit rate (5.86% as of September 30, 2006).  The proceeds of this note were used to refinance approximately 9,000,000,000 Korean won of short-term borrowings and to pay estimated 2006 corporate income taxes of 1,000,000,000 Korean won.  The note is denominated and payable in Korean won and matures in September 2009.  As of September 30, 2006, the outstanding principle on this note was approximately $10,352,000. The note contains certain restrictions and conditions as defined in the agreement that require our Korean subsidiary to maintain a ratio of debt to equity equal to or less than 2.5 to 1.0 and to maintain a ratio of bank borrowings to total assets equal to or less than 0.4 to 1.0.  At September 30, 2006, we were in compliance with these debt covenants.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,100,000 at September 30, 2006 and December 31, 2005, and bear interest at rates ranging from 0.86% to 1.14% and at 0.86% at September 30, 2006 and December 31, 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of September 30, 2006 maturing in October 2006. As of September 30, 2006 and December 31, 2005, outstanding balances totaled approximately $6,845,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of September 30, 2006 and December 31, 2005, Outback Japan had borrowed approximately $9,121,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 1.05%, with draws as of September 30, 2006 maturing from December 2006 to February 2007. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. Outback Japan received two covenant waivers from its lender on this line of credit for the quarter ended September 30, 2006.

As of September 30, 2006, we had approximately $7,319,000 of notes payable at interest rates ranging from 2.07% to 7.00%. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matures in December 2006. As of September 30, 2006 and December 31, 2005, Outback Japan had borrowed approximately $2,051,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 1.10%, with draws as of September 30, 2006 maturing in November 2006. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. As of September 30, 2006, we were in compliance with all of the debt covenants.

In December 2006, Outback Japan amended its $10,000,000 revolving line of credit to extend the maturity of the line from December 2006 until the earlier of March 31, 2007 or the date on which the acquisition of us by the investor group is final.  All other material provisions of the agreement remain the same.

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

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. The outstanding balance on the line of credit at September 30, 2006 and December 31, 2005 was approximately $31,883,000 and $31,283,000, respectively, and is included in our Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through September 30, 2006, the margin over LIBOR rates charged to us on future amounts drawn under the line will continue to be 0.125% higher than our base margin unless: (i) outstanding debt balances decrease by more than $193,900,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 21.2%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $34,800,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 3.0%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $75,500,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 19.2%; or (iii) our net worth decreased approximately 6.4%.

On November 14, 2006, we obtained a covenant waiver from our lenders on our uncollateralized $225,000,000 revolving credit facility for the quarter ended September 30, 2006. The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to provide the lenders with financial statements, calculations and certifications within 45 days from the end of the quarter. Failure to timely provide this information is considered an event of default. This waiver extended the deadline to provide the financial information and certifications until November 29, 2006.

On November 28, 2006, we received a second covenant waiver from our lenders on our revolving credit facility that further extended the deadline to December 29, 2006. It also provided that pricing would remain at its current level until the financial statements were received.  At that time, pricing would change retroactive to November 30, 2006 if the calculations determined a change was warranted.

On December 29, 2006, we received a third covenant waiver from our lenders on our revolving credit facility that further extended the deadline to January 31, 2007. It also changed pricing effective November 29, 2006 to a margin of 65 basis points over LIBOR as of November 29, 2006 and to a facility fee of 15 basis points. Upon delivery of the financial statements, the pricing returned to a margin of 55 basis points over LIBOR as of January 8, 2007 and to a facility fee of 12.5 basis points as determined by the covenant calculations completed for the quarter ended September 30, 2006. An event of default did not occur as the financial information was provided before the extended deadline.

On November 14, 2006, Outback Japan received a covenant waiver from its lender on its $10,000,000 line of credit and we received covenant waivers from our lender on our $40,000,000 line of credit and on our guarantee of an uncollateralized line of credit for RY-8 for the quarter ended September 30, 2006. These credit agreements contain certain restrictions and conditions as defined in the agreements that require Outback Japan or us to provide the lender with financial statements, calculations and certifications within 45 days from the end of the quarter. Failure to timely provide this information is considered an event of default. These waivers extended the deadline to provide the financial information and certifications until December 29, 2006. They also provided that pricing would remain at its current level until the financial statements were received.  At that time, pricing would change retroactive to November 30, 2006 if the calculations determined a change was warranted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

On December 29, 2006, Outback Japan received a second covenant waiver from its lender on its $10,000,000 line of credit and we received second covenant waivers from our lender on our $40,000,000 line of credit and on our guarantee of an uncollateralized line of credit for RY-8 that further extended the deadline to January 31, 2007. These waivers also changed pricing for Outback Japan and for the $40,000,000 line of credit effective November 29, 2006 to a margin of 65 basis points over LIBOR as of November 29, 2006 and to a facility fee of 15 basis points. Upon delivery of the financial statements, the pricing returned to a margin of 55 basis points over LIBOR as of January 8, 2007 and to a facility fee of 12.5 basis points as determined by the covenant calculations completed for the quarter ended September 30, 2006. An event of default did not occur as the financial information was provided before the extended deadline.

On November 14, 2006, we received a covenant waiver from our lender on our $50,000,000 line of credit for the quarter ended September 30, 2006. The credit agreement contains certain restrictions and conditions as defined in the agreement and includes our covenant commitments under existing lines of credit that require us to provide the lender with financial statements, calculations and certifications within 45 days from the end of the quarter. Failure to timely provide this information is considered an event of default. This waiver extended the deadline to provide the financial information and certifications until December 29, 2006. On December 29, 2006, we received a second covenant waiver from our lender on this line of credit. This waiver extended the deadline to provide the financial information and certifications until January 31, 2007. An event of default did not occur as the financial information for the quarter ended September 30, 2006 was provided before the extended deadline.

DEBT GUARANTEES

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

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2006, the outstanding balance on the line of credit was approximately $23,962,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs (as defined in the agreement, and including our covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors. We received two covenant waivers from the lender on our guarantee of this line of credit for the quarter ended September 30, 2006.

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

We are the guarantor on $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which we have a 22.5% equity interest and for which we operate catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. At September 30, 2006 and December 31, 2005, the outstanding balance on the bonds was approximately $63,300,000.

In June 2006, Speedway modified certain terms and conditions of its debt, including (i) lowering its interest rate, (ii) removing a liquidity coverage requirement, (iii) reducing a fixed charge coverage ratio, (iv) delaying redemption payments for 2006, 2007, and 2008, and (v) revising a put feature which now allows the lenders to require full payment of the debt on or after June 2011. In connection with these modifications, in June 2006, we and other equity owners of Speedway entered into an amended guarantee, which increased our guarantee on the bonds from $9,445,000 to $17,585,000. Our guarantee will proportionally decrease as payments are made on the bonds.

As part of the amended guarantee, we and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. We are obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, we have made additional working capital contributions and loans to this affiliate in payments totaling $5,503,000. Of this amount, $1,867,000 was loaned during the nine months ended September 30, 2006 and $1,392,000 was loaned in 2005. In addition, based on current operating performance, we anticipate making additional contributions in 2006 of approximately $750,000 to $1,250,000. This affiliate is expected to incur further operating losses at least through 2006.

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

In June 2006, in accordance with FIN 45, we recognized a liability of $2,495,000, representing the estimated fair value of the guarantee and a corresponding increase to the investment in Speedway, which is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in our Unaudited Consolidated Balance Sheets. Prior to the June 2006 modifications, the guarantee was not subject to the recognition or measurement requirements of FIN 45 and no liability related to the guarantee was recorded at December 31, 2005 or any prior period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

Our Korean subsidiary is the guarantor of debt owed by landlords of two of our Outback Steakhouse restaurants in Korea. We are obligated to purchase the building units occupied by our two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of September 30, 2006. Under the terms of the guarantees, our monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances. The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016. The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000 as of September 30, 2006. If we were required to perform under either guarantee, we would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,900,000. As a result, we have not recognized a liability related to these guarantees in accordance with FIN 45. We have various depository and banking relationships with the lender, including several outstanding notes payable.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through September 30, 2006, approximately 9,525,000 shares of our common stock have been issued as the result of stock option exercises. As of September 30, 2006, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS

Our Board of Directors authorized the following dividends during 2005 and 2006:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 26, 2005	February 18, 2005	March 4, 2005	$0.13
April 27, 2005	May 20, 2005	June 3, 2005	0.13
July 27, 2005	August 19, 2005	September 2, 2005	0.13
October 26, 2005	November 18, 2005	December 2, 2005	0.13
January 24, 2006	February 17, 2006	March 3, 2006	0.13
April 25, 2006	May 19, 2006	June 2, 2006	0.13
July 25, 2006	August 18, 2006	September 1, 2006	0.13
October 24, 2006	November 17, 2006	December 1, 2006	0.13

At the current dividend rate, the annual dividend payment is expected to be between $38,000,000 and $40,000,000 depending on the shares outstanding during the respective quarters. We intend to pay dividends with cash flow from operations.

Recently Issued Financial Accounting Standards

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. This would require recognition of a liability for the discounted future benefit obligation owed to an insured employee by the insurance carrier. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We may have certain policies subject to the provisions of EITF 06-4 and are currently evaluating the impact that EITF 06-4 would have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be a company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We do not believe the adoption of SFAS No. 158 will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We are currently evaluating the impact that SAB 108 will have on its financial statements.

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

(vi)
Price and availability of commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, which are subject to fluctuation and could increase or decrease more than we expect;

(vii)
Minimum wage increases in certain states including Florida, Nevada, Colorado, New York, Missouri, Arizona, Ohio, California, Hawaii, Connecticut and Arkansas in the fourth quarter of 2006 and in 2007 could cause a significant increase in our “Labor and other related” expenses; and/or

(viii)
The occurrence of any event, change or other circumstance that could result in the termination of the merger agreement, including but not limited to the inability to obtain shareholder approval or the failure to satisfy other conditions required to complete the merger.

OSI Restaurant Partners, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At September 30, 2006, outstanding borrowings under our revolving lines of credit bear interest at 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $218,000,000 outstanding balance under these lines at September 30, 2006 was 6.15%. At September 30, 2006, outstanding borrowings under our Japanese lines of credit bear interest at either 45 to 65 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $11,172,000 outstanding balance at September 30, 2006 was 1.06%. Notes payable of approximately $6,845,000 to Japanese banks bear interest at rates ranging from 0.86% to 1.14%. Notes payable of approximately $58,333,000 to South Korean banks bear interest at rates ranging from 5.34% to 6.40% at September 30, 2006.

At September 30, 2006 and December 31, 2005, our total debt, excluding consolidated guaranteed debt, was approximately $307,919,000 and $154,065,000, respectively. Should interest rates based on our average borrowings through September 30, 2006 increase by one percentage point, our estimated annual interest expense would increase by approximately $2,638,000 over amounts reported for the year ended December 31, 2005.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and South Korean banks of approximately $18,017,000 and $58,333,000, respectively, at September 30, 2006 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $38,572,000 and $24,802,000 as of September 30, 2006 and December 31, 2005, respectively.

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. We utilized derivative instruments to hedge our exposure to material increases in natural gas prices between November 2006 and March 2007. We are not applying hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

OSI Restaurant Partners, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

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

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have revised our policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in an increase in unearned revenue of $60,337,000 as of December 31, 2005 and decreases in net income of $323,000 and $1,045,000 for the three and nine months ended September 30, 2005, respectively. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, for the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of December 31, 2005, a decrease in minority interests in consolidated entities of $1,314,000 as of December 31, 2005 and decreases in elimination of minority interest of $38,000 and $88,000 for the three and nine months ended September 30, 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in an increase to deferred rent of $6,303,000 and a decrease to property, fixtures and equipment of $1,905,000 as of December 31, 2005 and decreases to net income of $337,000 and $1,093,000 for the three and nine months ended September 30, 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

Other adjustments
We have increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales $852,000 and $8,515,000 for the three and nine months ended September 30, 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES (continued)

As described in Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q, the adjustments noted above impacted various items in our Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 by decreasing net cash provided by operating activities by $135,000 and decreasing net cash used in financing activities by $135,000.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 as a result of the material weakness described below. Notwithstanding the existence of the material weakness, management has concluded that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the issuance of our 2005 Form 10-K/A for the year ended December 31, 2005, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our Form 10-K/A. Based on that assessment, management identified a material weakness in our internal controls. The Company did not maintain effective controls over the completeness and accuracy of unearned revenue. Specifically, the Company did not have controls designed and in place to ensure that the Company's obligations related to gift cards and certificates as presented in the financial statements were reconciled to the underlying detail of gift cards and certificates outstanding and that revenue was recognized in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first and second quarters of 2006. In addition, this control deficiency could result in a material misstatement to unearned revenue for gift cards and certificates, revenue and related expenses that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. As described in our 2005 Form 10-K/A, we made significant changes in our internal control over financial reporting through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we have taken significantly improved our internal control environment, we are currently assessing and testing the internal control initiatives implemented to determine whether they are operating as intended. As a result, they were not considered fully effective in remediating the material weakness as of September 30, 2006.

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES (continued)

Management Consideration of Restatement

As discussed in Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in this Report on Form 10-Q, we restated our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and all quarters in 2005 and 2004 for matters other than the unearned revenue described above. The other restatement items are, in part, the result of a number of control deficiencies relating to accounting for minority interest in consolidated entities, additional paid-in-capital, deferred rent, lease expense, fixed assets and depreciation expense.

Management has concluded that the other control deficiencies included in the restatement of the previously issued financial statements relating to the accounts referenced in the previous paragraph, either individually or in the aggregate, did not rise to the level of a material weakness as of September 30, 2005. Management's evaluation of these control deficiencies was based on a thorough assessment of the related quantitative impact of these deficiencies on these restated financial statements and an appropriate consideration of qualitative factors, including appropriate consideration of controls designed and in place to prevent or detect a material misstatement.

Changes in Internal Control over Financial Reporting and Remediation of Material Weakness in Internal Control over Financial Reporting

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

•
Implemented procedures to perform monthly reconciliations of the Company’s unearned revenue balance to detailed support for gift card and certificates outstanding, and gift card and certificate sales and redemptions.

•	Established a process for expensing gift card incentive programs as incurred.

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting and Remediation of Material Weakness in Internal Control over Financial Reporting (continued)

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

Except as described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a report on Form 8-K with the Securities and Exchange Commission dated June 27, 2003 regarding the jury verdict in a civil suit against us. On June 26, 2003, in a civil case against us in the Delaware Circuit Court, County of Delaware, State of Indiana, titled David D. Markley and Lisa K. Markley, Plaintiffs, vs. Outback Steakhouse of Florida, Inc., et. al, Defendants, alleging liability under the “dramshop” liquor liability statute, a jury returned a verdict in favor of the two plaintiffs who were injured by a drunk driver. The portion of the verdict against us was $39,000,000. We appealed the verdict to the Indiana Court of Appeals.  On July 25, 2005, the Court of Appeals affirmed the verdict of the trial courts.  We petitioned the Court of Appeals for rehearing and rehearing was denied. We filed a petition for transfer with the Indiana Supreme Court.  On February 21, 2006, the Indiana Supreme Court granted transfer. On November 8, 2006, the Indiana Supreme Court issued its decision reversing the verdict of the Indiana Court of Appeals, reversing the order of the trial court denying a new trial and remanding the case to the trial court with direction to vacate the judgment and schedule a new trial. The decision of the Indiana Supreme Court has been certified to the trial court and the verdict vacated. A new trial will be scheduled.

We have insurance coverage related to this case provided by our primary carrier for $21,000,000 and by an excess insurance carrier for the balance of the verdict of approximately $19,000,000. The excess insurance carrier, Fireman’s Fund Insurance Company, has filed a declaratory judgment suit in the U.S. District Court, Southern District of Indiana claiming it was not notified of the case and is therefore not liable for its portion of the verdict. We do not believe the excess carrier’s case has any merit and we are vigorously defending this case. Activity in this case has been held in abeyance pending resolution of appeals in the Markley case. We have filed counter-claims against the excess carrier and cross-claims against the primary carrier and our third-party administrator. Our third-party administrator, Wachovia Insurance Services, Inc., has executed an indemnification agreement indemnifying us against any liability resulting from the alleged failure to give notice to Fireman’s Fund Insurance Company. Upon certification of the decision of the Indiana Supreme Court to the trial court the verdict was vacated and the Fireman’s Fund declaratory judgment action was rendered moot.

On November 7, 2006 a stockholder complaint was filed as a purported class action on behalf of all of our public stockholders, against us, each of our directors, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. The complaint is captioned Charter Township of Clinton Police and Fire Retirement System v. OSI Restaurant Partners, Inc., Chris T. Sullivan, Robert D. Basham, A. William Allen, III, John A. Brabson, Jr., W.R. "Max" Carey, Jr., Debbie Fields, General (Ret) Tommy Franks, Thomas A. James, Lee Roy Selmon, Toby S. Wilt, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners, Case No. 06-CA-010348 Div. B. The plaintiff alleges that it is an owner of our common stock. The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits our management expected to invest in the proposed transaction at the expense of our public stockholders. Among other things, the complaint seeks to enjoin us, our directors and the other defendants from proceeding with or consummating the merger. Bain Capital Partners, LLC and Catterton Partners are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Based on the facts known to date, we and the other defendants believe that the claim asserted is without merit and intend to defend this suit vigorously.

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in our 2005 10-K/A should be considered as these could materially affect our business, financial condition or future results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

In addition to the risk factors described in our 2005 10-K/A, the failure to complete the merger with our investor group would likely have an adverse effect on us.

On November 5, 2006, we entered into a definitive agreement to be acquired by an investor group for $40.00 per share in cash. There is no assurance that our shareholders will approve the merger agreement or that other closing conditions will be satisfied. We are subject to several risks as a result of this merger agreement, including the following:

•	If the merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed;
•	Certain costs related to the merger, including legal, accounting and financial advisory fees, must be paid even if the merger is not completed;
•
Under circumstances defined in the merger agreement, we may be required to pay the investor group a termination fee of $25,000,000 to $45,000,000 and reimburse it for its out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000, if the merger agreement is terminated;

•	Additional shareholder lawsuits may be filed against us in connection with the merger agreement;
•	Our management and employees’ attention may have been diverted from day-to-day operations;
•	Shareholders will receive $40.00 per share of our common stock in cash despite any changes in the market value of our common stock; and
•	The completion of the merger agreement may result in substantially more debt for us.

Minimum wage increases in certain states, including Florida, Nevada, Colorado, New York, Missouri, Arizona, Ohio, California, Hawaii, Connecticut, Arkansas and North Carolina, are expected to occur in the fourth quarter of 2006 and in 2007, which could significantly increase our “Labor and other related” expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended September 30, 2006, we issued approximately 15,400 shares of our common stock at $36.17 per share to six of our area operating partners for their interests in five Outback Steakhouses, two Fleming’s Prime Steakhouse and Wine Bars and one Roy’s restaurant. The aggregate value of shares issued was approximately $557,000. We also issued approximately 42,200 shares of our common stock at $28.95 per share to one of our area operating partners for his interest in six Carrabba’s Italian Grills. The aggregate value of shares issued was approximately $1,222,000. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended September 30, 2006:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs (1)	(d) Maximum number of shares that may yet be purchased under the programs (2)
July 1, 2006 - July 31, 2006	-	$-	-	2,070,000
August 1, 2006 - August 31, 2006	-	-	-	2,073,000
September 1, 2006 - September 30, 2006	-	-	-	2,111,000
Total	-		-	2,111,000
___________
(1)	No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter ended September 30, 2006.
(2)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through September 30, 2006, approximately 9,525,000 shares of our common stock have been issued as the result of stock option exercises. As of September 30, 2006, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 6. Exhibits

Number	Description

2.1
Agreement and Plan of Merger among Kangaroo Holdings, Inc., Kangaroo Acquisition, Inc. and OSI Restaurant Partners, Inc. dated as of November 5, 2006 (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.01*
General Release dated August 30, 2006 by and between Benjamin Novello and OS Restaurant Services, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed August 30, 2006 and incorporated herein by reference)

10.02*	Restricted Stock Agreement effective October 1, 2006 by and between OSI Restaurant Partners, Inc. and Jody Bilney (filed herewith)

10.03
Credit Agreement dated as of October 12, 2006 between OSI Restaurant Partners, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference)

10.04*
Officer Employment Agreement amended November 1, 2006 and effective April 27, 2000, by and among Steven T. Shlemon and Carrabba’s Italian Grill, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 7, 2006 and incorporated herein by reference)

10.05*
Amendment to Officer Employment Agreement and Restricted Stock Agreement made and entered into effective November 5, 2006, by and between Dirk Montgomery and OSI Restaurant Partners, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.06*
Amendment to Officer Employment Agreement and Incentive Compensation Agreements made and entered into effective November 5, 2006, by and among A. William Allen, III, OSI Restaurant Partners, Inc., and OS Restaurant Services, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.07*
Amendment to Officer Employment Agreement and Stock Option Agreements made and entered into effective November 5, 2006, by and among Paul E. Avery, OSI Restaurant Partners, Inc., and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.08*
Amendment to Officer Employment Agreement and Incentive Compensation Agreements made and entered into effective November 5, 2006, by and among Joseph J. Kadow, OSI Restaurant Partners, Inc., OS Restaurant Services, Inc., OS Management, Inc., and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.09*	Amendment to Outback Steakhouse, Inc. Amended and Restated Stock Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.10*
Amendment to Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.11*	Amendment to Outback Steakhouse, Inc. Partner Equity Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.12*
Amendment to Outback Steakhouse, Inc. Directors’ Deferred Compensation and Stock Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.13*
Unit Purchase Agreement dated as of November 8, 2006 and effective as of October 31, 2006 by and among Outback Steakhouse International, L.P.., Eun Tae Chung, Chai Woo Yi and Yoon Hee Eoh (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 15, 2006 and incorporated herein by reference)

Number	Description

10.14*
Officer Employment Agreement amended November 10, 2006 and effective January 1, 2002, by and among Michael W. Coble and Outback Steakhouse International, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 13, 2006 and incorporated herein by reference)

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