Form 10-Q/A
period 2006-03-31
OSI RESTAURANT PARTNERS, INC.
filed 2007-01-17
CIK 874691

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to restate the unaudited consolidated financial statements of OSI Restaurant Partners, Inc., (“the Company,”) for the quarters ended March 31, 2006 and 2005 and to revise certain disclosures. We also filed an Amendment No. 1 to Annual Report on Form 10-K/A to restate the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005.

The Items of the Company’s Quarterly Report on Form 10-Q/A as of and for the quarters ended March 31, 2006 and 2005 that are amended and restated are as follows: Part I, Item 1 - Consolidated Financial Statements; Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4 - Controls and Procedures; and Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

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

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in an increase in unearned revenue of $65,202,000 and $60,337,000 as of March 31, 2006 and December 31, 2005, respectively, an increase in net income of $75,000 for the three months ended March 31, 2006 and a decrease in net income of $323,000 for the three months ended March 31, 2005. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of March 31, 2006 and December 31, 2005, decreases in minority interests in consolidated entities of $3,225,000 and $1,314,000 as of March 31, 2006 and December 31, 2005, respectively, and decreases in elimination of minority interest of $11,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in increases to deferred rent of $6,615,000 and $6,303,000 and decreases to property, fixtures and equipment of $2,055,000 and $1,905,000 as of March 31, 2006 and December 31, 2005, respectively, and decreases to net income of $260,000 and $284,000 for the three months ended March 31, 2006 and 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

Other adjustments
We have increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

We have decreased treasury stock and decreased additional paid-in capital as of March 31, 2006 by $40,858,000 to correct an error in the elimination of the unearned compensation balance related to unvested restricted stock awards required by the adoption of SFAS No. 123R. Under previous guidance, this was accounted for as unearned compensation and, under SFAS No. 123R, should be treated as a reduction of additional paid-in capital.

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales by $2,105,000 and $3,752,000 for the three months ended March 31, 2006 and 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

As described in Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A, the adjustments noted above impacted various items in our Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 by increasing net cash provided by operating activities by $1,900,000 and decreasing net cash used in financing activities by $1,900,000 and for the three months ended March 31, 2005 by increasing net cash provided by operating activities by $447,000, increasing net cash used in investing activities by $492,000 and decreasing net cash used in financing activities by $45,000.

Please refer to Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A and to “Controls and Procedures” in Item 4 of this Form 10-Q/A for more information related to the restatement.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 in the form filed on May 10, 2006. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment.

OSI RESTAURANT PARTNERS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
For the Quarterly Period Ended March 31, 2006
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$61,368	$84,876
Short-term investments	1,832	1,828
Inventories	68,721	68,468
Deferred income tax assets	43,131	43,697
Other current assets	70,108	50,823
Total current assets	245,160	249,692
Property, fixtures and equipment, net	1,441,189	1,387,700
Investments in and advances to unconsolidated affiliates, net	22,774	21,397
Deferred income tax asset	49,499	36,180
Goodwill	116,136	112,627
Intangible assets	11,415	11,562
Other assets	137,201	142,114
Notes receivable collateral for franchisee guarantee	31,150	31,150
	$2,054,524	$1,992,422

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$85,398	$98,020
Sales taxes payable	18,772	17,761
Accrued expenses	143,633	135,660
Current portion of partner deposit and accrued buyout liability	23,988	15,175
Unearned revenue	114,460	170,785
Income taxes payable	19,948	695
Current portion of long-term debt	71,444	63,442
Total current liabilities	477,643	501,538
Partner deposit and accrued buyout liability	78,149	72,900
Deferred rent	63,994	61,509
Long-term debt	129,200	90,623
Guaranteed debt of franchisee	31,283	31,283
Other long-term liabilities	45,133	45,890
Total liabilities	825,402	803,743
Commitments and contingencies
Minority interests in consolidated entities	41,247	44,259
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 75,483 and 74,854 shares outstanding as
of March 31, 2006 and December 31, 2005, respectively	788	788
Additional paid-in capital	258,301	293,368
Retained earnings	1,064,840	1,057,944
Accumulated other comprehensive income	2,054	384
Unearned compensation related to outstanding restricted stock	-	(40,858)
	1,325,983	1,311,626
Less treasury stock, 3,267 and 3,896 shares at March 31, 2006
and December 31, 2005, respectively, at cost	(138,108)	(167,206)
Total stockholders’ equity	1,187,875	1,144,420
	$2,054,524	$1,992,422

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
Revenues
Restaurant sales	$986,734	$893,362
Other revenues	5,626	5,081
Total revenues	992,360	898,443
Costs and expenses
Cost of sales	359,700	327,985
Labor and other related	269,975	227,237
Other restaurant operating	216,429	180,110
Depreciation and amortization	35,505	29,589
General and administrative	54,122	49,841
Provision for impaired assets and restaurant closings	2,532	951
Income from operations of unconsolidated affiliates	(628)	97
Total costs and expenses	937,635	815,810
Income from operations	54,725	82,633
Other income (expense), net	(328)	(934)
Interest income	557	368
Interest expense	(2,371)	(1,158)
Income before provision for income taxes and
elimination of minority interest	52,583	80,909
Provision for income taxes	16,724	27,160
Income before elimination of minority interest	35,859	53,749
Elimination of minority interest	3,628	3,398
Net income	$32,231	$50,351

Basic earnings per common share
Net income	$0.44	$0.68
Basic weighted average number of shares outstanding	74,083	73,800

Diluted earnings per common share
Net income	$0.42	$0.65
Diluted weighted average number of shares outstanding	77,111	77,267

Cash dividends per common share	$0.13	$0.13

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
Cash flows from operating activities:
Net income	$32,231	$50,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,505	29,589
Provision for impaired assets and restaurant closings	2,532	951
Stock-based compensation expense	19,969	2,277
Income tax benefit credited to equity	5,239	3,686
Excess income tax benefits from stock-based compensation	(3,047)	-
Minority interest in consolidated entities’ income	3,628	3,398
(Income) loss from operations of unconsolidated affiliates	(628)	97
Change in deferred income taxes	(12,753)	(9,805)
Increase in deferred rent	2,485	3,254
Loss on disposal of property, fixtures and equipment	284	1,783
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(42)	6,210
Increase in other current assets	(19,175)	(1,065)
Increase in other assets	(634)	(2,548)
(Decrease) increase in accounts payable, sales taxes payable and accrued expenses	(3,762)	18,500
Increase in partner deposit and accrued buyout liability	789	2,534
Decrease in unearned revenue	(56,325)	(52,670)
Increase in income taxes payable	19,253	28,868
Decrease in other long-term liabilities	(757)	-
Net cash provided by operating activities	24,792	85,410
Cash flows used in investing activities:
Purchase of investment securities	(1,934)	-
Maturities of investment securities	1,930	350
Cash paid for acquisitions of businesses, net of cash acquired	(7,456)	(5,200)
Capital expenditures	(85,769)	(64,796)
Proceeds from the sale of property, fixtures and equipment	4,940	2,638
Payments from unconsolidated affiliates	141	71
Investments in, advances to and distributions to unconsolidated affiliates	-	(679)
Net cash used in investing activities	$(88,148)	$(67,616)

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	$67,367	$29,869
Proceeds from minority interest contributions	881	1,130
Distributions to minority interest	(7,521)	(3,962)
Repayments of long-term debt	(20,788)	(11,785)
Dividends paid	(9,779)	(9,601)
Excess income tax benefits from stock-based compensation	3,047	-
Payments for purchase of treasury stock	(11,576)	(17,868)
Proceeds from reissuance of treasury stock	18,217	9,807
Net cash provided by (used in) financing activities	39,848	(2,410)
Net (decrease) increase in cash and cash equivalents	(23,508)	15,384
Cash and cash equivalents at the beginning of the period	84,876	87,977
Cash and cash equivalents at the end of the period	$61,368	$103,361
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,384	$1,071
Cash paid for income taxes, net of refunds	5,267	2,833
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$2,751	$636

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

Unearned revenue and revenue recognition
Unearned revenue represents the Company’s liability for gift cards and certificates that have been sold but not yet redeemed. Historically, the Company recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates. The Company has determined that the methodology used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. The Company has also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, the Company has adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in the Company’s financial statements. Correction of these errors in the consolidated financial statements resulted in an increase in unearned revenue of $65,202,000 and $60,337,000 as of March 31, 2006 and December 31, 2005, respectively, an increase in net income of $75,000 for the three months ended March 31, 2006 and a decrease in net income of $323,000 for the three months ended March 31, 2005. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

Minority interests in consolidated entities
The Company has identified errors in the recorded amount of minority interests in certain of its Carrabba’s Italian Grill subsidiaries, which were understated as a result of the Company incorrectly recording the entries relating to the correction in accounting for managing partners’ interests in their stores from investment accounting to compensation accounting in 2003. Additionally, the Company determined that in connection with the Company’s 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006. Correction of these errors in the consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of March 31, 2006 and December 31, 2005, decreases in minority interests in consolidated entities of $3,225,000 and $1,314,000 as of March 31, 2006 and December 31, 2005, respectively, and decreases in elimination of minority interest of $11,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
The Company identified errors in its straight-line lease calculations for certain properties where the Company received tenant improvement contributions from a landlord or where it determined that it was depreciating certain assets over lives different than the associated lease term. Correction of these errors in the consolidated financial statements resulted in increases to deferred rent of $6,615,000 and $6,303,000 and decreases to property, fixtures and equipment of $2,055,000 and $1,905,000 as of March 31, 2006 and December 31, 2005, respectively, and decreases to net income of $260,000 and $284,000 for the three months ended March 31, 2006 and 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

Other adjustments
The Company has increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

The Company has decreased treasury stock and decreased additional paid-in capital as of March 31, 2006 by $40,858,000 to correct an error in the elimination of the unearned compensation balance related to unvested restricted stock awards required by the adoption of SFAS No. 123R. Under previous guidance, this was accounted for as unearned compensation and, under SFAS No. 123R, should be treated as a reduction of additional paid-in capital.

The Company’s Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which the Company has agreed to provide discounts to their customers. The Company has historically netted such monies received against cost of sales and other restaurant operating expenses. The Company has determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses. Correction of these errors in the consolidated financial statements increased restaurant sales by $2,105,000 and $3,752,000 for the three months ended March 31, 2006 and 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

The Company restated its Consolidated Balance Sheets as of December 31, 2005 and 2004, and the Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first and second quarters of 2006 to correct errors related to the matters discussed above. The impact of the restatement on periods prior to 2003 has been reflected as an adjustment to retained earnings of $36,128,000 as of December 31, 2002 in the Consolidated Statements of Stockholders’ Equity included in the Company’s 2005 10-K/A.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The Consolidated Financial Statements for the three months ended March 31, 2006 and 2005 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of and for the three months ended March 31, 2006 and 2005 and as of December 31, 2005 are summarized below:

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	MARCH 31,		DECEMBER 31,
	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated
Selected Balance Sheet Data:
Deferred income tax asset	$17,201	$43,131	$17,719	$43,697
Other current assets	71,068	70,108	51,746	50,823
Total current assets	220,190	245,160	224,637	249,692
Property, fixtures and equipment, net	1,443,244	1,441,189	1,389,605	1,387,700
Deferred income tax asset	46,201	49,499	33,073	36,180
Goodwill	114,827	116,136	111,318	112,627
Total assets	2,027,002	2,054,524	1,964,856	1,992,422
Accrued expenses	142,407	143,633	130,583	135,660
Unearned revenue	49,258	114,460	110,448	170,785
Total current liabilities	411,215	477,643	436,124	501,538
Partner deposit and accrued buyout liability	78,149	78,149	71,591	72,900
Deferred rent	57,379	63,994	55,206	61,509
Total liabilities	752,359	825,402	730,717	803,743
Minority interests in consolidated entities	44,472	41,247	45,573	44,259
Additional paid-in capital	296,274	258,301	291,035	293,368
Retained earnings	1,112,012	1,064,840	1,104,423	1,057,944
Treasury stock	(180,957)	(138,108)	(167,206)	(167,206)
Total stockholders' equity	1,230,171	1,187,875	1,188,566	1,144,420
Total liabilities and stockholders' equity	2,027,002	2,054,524	1,964,856	1,992,422

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated
Selected Statement of Income Data:
Restaurant sales	$984,399	$986,734	$890,041	$893,362
Total revenues	990,025	992,360	895,122	898,443
Cost of sales	358,245	359,700	325,170	327,985
Labor and other related	269,352	269,975	227,237	227,237
Other restaurant operating	215,360	216,429	178,882	180,110
Depreciation and amortization	35,356	35,505	29,450	29,589
Provision for impaired assets and restaurant closings	2,532	2,532	776	951
Total costs and expenses	934,339	937,635	811,453	815,810
Income from operations	55,686	54,725	83,669	82,633
Income before provision for income taxes and elimination of
minority interest	53,544	52,583	81,945	80,909
Provision for income taxes	16,866	16,724	27,559	27,160
Income before elimination of minority interest	36,678	35,859	54,386	53,749
Elimination of minority interest	3,639	3,628	3,428	3,398
Net income	33,039	32,231	50,958	50,351
Basic earnings per common share	$0.45	$0.44	$0.69	$0.68
Diluted earnings per common share	$0.43	$0.42	$0.66	$0.65

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated
Selected Cash Flow Data:
Net income	$33,039	$32,231	$50,958	$50,351
Depreciation and amortization	35,356	35,505	29,450	29,589
Provision for impaired assets and restaurant closings	2,532	2,532	776	951
Stock-based compensation expense	18,792	19,969	2,277	2,277
Minority interest in consolidated entities’ income	3,639	3,628	3,428	3,398
Change in deferred income taxes	(12,610)	(12,753)	(9,406)	(9,805)
Increase in deferred rent	2,173	2,485	2,568	3,254
Increase in other current assets	(19,212)	(19,175)	(1,246)	(1,065)
Increase in other assets	(634)	(634)	(1,695)	(2,548)
Increase (decrease) in accounts payable, sales taxes payable
and accrued expenses	89	(3,762)	22,807	18,500
Increase in partner deposit and accrued buyout liability	616	789	2,631	2,534
Decrease in unearned revenue	(61,190)	(56,325)	(58,229)	(52,670)
Net cash provided by operating activities	22,892	24,792	84,963	85,410
Investments in, advances to and distributions to
unconsolidated affiliates	-	-	(72)	(679)
Net cash used in investing activities	(88,148)	(88,148)	(67,124)	(67,616)
Distributions to minority interest	(5,621)	(7,521)	(4,007)	(3,962)
Net cash provided by (used in) financing activities	41,748	39,848	(2,455)	(2,410)

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
THREE MONTHS ENDED
MARCH 31,
2005
(restated)
Net income	$50,351
Stock-based employee compensation expense included in net income, net of related taxes	1,380
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(4,662)
Pro forma net income	$47,069
Earnings per common share:
Basic	$0.68
Basic - pro forma	$0.64

Diluted	$0.65
Diluted - pro forma	$0.61

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
Prepaid expenses	$25,336	$16,625
Accounts receivable	28,337	19,396
Accounts receivable - vendors	12,932	9,874
Accounts receivable - franchisees	456	1,777
Deposits	2,547	2,651
Other current assets	500	500
	$70,108	$50,823

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
Land	$204,130	$200,394
Buildings and building improvements	705,783	689,056
Furniture and fixtures	247,103	231,608
Equipment	519,035	498,018
Leasehold improvements	359,826	345,640
Construction in progress	82,332	68,878
Accumulated depreciation	(677,020)	(645,894)
	$1,441,189	$1,387,700

During the three months ended March 31, 2005, the Company recorded a provision for impaired assets and restaurant closings of approximately $951,000 for the closing of one domestic Outback Steakhouse.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows (in thousands):

December 31, 2005, as restated	$112,627
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	3,509
March 31, 2006, as restated	$116,136

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE
	AMORTIZATION	MARCH 31,	DECEMBER 31,
	PERIOD (YEARS)	2006	2005
Trademarks (gross)	24	$8,344	$8,344
Less: accumulated amortization		(599)	(511)
Net trademarks		7,745	7,833
Trade dress (gross)	15	777	777
Less: accumulated amortization		(84)	(72)
Net trade dress		693	705
Favorable leases (gross, lives ranging from 2 to 24 years)	20	3,224	3,224
Less: accumulated amortization		(247)	(200)
Net favorable leases		2,977	3,024
Intangible assets, less total accumulated amortization of $930
and $783 at March 31, 2006 and December 31, 2005, respectively	22	$11,415	$11,562

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

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
Accrued payroll and other compensation	$50,377	$53,709
Accrued insurance	33,781	29,801
Other accrued expenses	59,475	52,150
	$143,633	$135,660

Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of March 31, 2006 and December 31, 2005, related to restaurant closing provisions.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Long-term Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
Revolving lines of credit, uncollateralized, interest rates ranging from 5.13% to 7.75% at
March 31, 2006 and 5.00% to 5.21% at December 31, 2005	$118,000	$73,000
Outback Korea notes payable, interest rates ranging from 4.95% to 6.12% at
March 31, 2006 and 4.95% to 6.06% at December 31, 2005	48,937	46,670
Outback Japan notes payable, uncollateralized, interest rates ranging from 0.80%
to 0.86% at March 31, 2006 and 0.86% at December 31, 2005	5,512	5,085
Outback Japan revolving lines of credit, interest rates ranging from
0.69% to 0.77% at March 31, 2006 and December 31, 2005	14,206	14,636
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.00% at March 31, 2006 and December 31, 2005	7,739	8,424
Sale-leaseback obligation	6,250	6,250
Guaranteed debt of franchisee	31,283	31,283
	231,927	185,348
Less current portion	(71,444)	(63,442)
Less guaranteed debt of franchisee	(31,283)	(31,283)
Long-term debt of OSI Restaurant Partners, Inc.	$129,200	$90,623

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $33,901,000 and $49,628,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $1,670,000 and ($723,000), respectively.

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

12. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
Net income	$32,231	$50,351
Basic weighted average number of common shares outstanding	74,083	73,800
Basic earnings per common share	$0.44	$0.68
Effect of dilutive stock options and contingently issuable shares	3,028	3,467
Diluted weighted average number of common shares outstanding	77,111	77,267
Diluted earnings per common share	$0.42	$0.65

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

As discussed in the Company’s 2005 10-K/A, in connection with the Company’s customary review of the results of international operations, it discovered that employees of Aussie Chung Ltd., the Company’s 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, the Company’s Audit Committee engaged outside counsel to investigate the matter, and that investigation is substantially complete. Based on the results of the investigation to date, the payments, which were less than $75,000, may have violated the U.S. Foreign Corrupt Practices Act as well as South Korean law. The chief executive officer, chief operating officer and director of treasury of Aussie Chung have resigned as employees and from all offices they hold with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. The chief executive officer and the chief operating officer are minority owners of Aussie Chung. No other employees of Aussie Chung and no members of the Company’s management outside South Korea were implicated in the improper payments.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, over 1,300 system-wide restaurants and 2005 annual revenues for Company-owned stores exceeding $3.6 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

Restatement of Previously Issued Consolidated Financial Statements

In October 2006, we identified errors in our accounting for unearned revenue for unredeemed gift cards and certificates. Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, we have restated the consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005, to correct these and other errors, as more fully described in Note 1 to the Notes to Unaudited Consolidated Financial Statements of Item 1: Consolidated Financial Statements, which is included in this Form 10-Q/A. All applicable amounts related to this restatement have been reflected herein and in our consolidated financial statements included in this Form 10-Q/A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
Revenues
Restaurant sales	99.4%	99.4%
Other revenues	0.6	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	36.5	36.7
Labor and other related (1)	27.4	25.4
Other restaurant operating (1)	21.9	20.2
Depreciation and amortization	3.6	3.3
General and administrative	5.5	5.5
Provision for impaired assets and restaurant closings	0.3	0.1
Income from operations of unconsolidated affiliates	(0.1)	*
Total costs and expenses	94.5	90.8
Income from operations	5.5	9.2
Other income (expense), net	(* )	(0.1)
Interest income	*	*
Interest expense	(0.2)	(0.1)
Income before provision for income taxes and
elimination of minority interest	5.3	9.0
Provision for income taxes	1.7	3.0
Income before elimination of minority interest	3.6	6.0
Elimination of minority interest	0.4	0.4
Net income	3.2%	5.6%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

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

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
OSI RESTAURANT PARTNERS, INC. RESTAURANT SALES (in millions):
Outback Steakhouses
Domestic	$583	$574
International	76	61
Total	659	635
Carrabba's Italian Grills	162	138
Bonefish Grills	73	51
Fleming's Prime Steakhouse and Wine Bars	48	38
Other restaurants	45	31
Total Company-owned restaurant sales	$987	$893

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 10.5% to $986,734,000 during the first quarter of 2006 compared with $893,362,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $87,351,000 from the opening of new restaurants after March 31, 2005, as well as increases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended March 31, 2006 and 2005:
	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses (1)	$67,584	$68,391
Carrabba's Italian Grills (1)	62,222	62,489
Bonefish Grills (1)	62,722	62,985
Fleming's Prime Steakhouse and Wine Bars	93,239	92,534
Roy's	82,478	77,282
Operating weeks:
Outback Steakhouses	8,615	8,381
Carrabba's Italian Grills	2,601	2,204
Bonefish Grills	1,170	805
Fleming's Prime Steakhouse and Wine Bars	510	406
Roy's	261	240
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	0.6%	4.1%
Carrabba's Italian Grills	1.2%	2.3%
Bonefish Grills	2.2%	2.3%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-1.1%	-0.5%
Carrabba's Italian Grills	2.7%	4.3%
Bonefish Grills	2.1%	0.3%
Fleming's Prime Steakhouse and Wine Bars	7.0%	10.7%
Roy's	4.6%	3.4%
__________________
(1)
We have restated our previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of Unaudited Consolidated Financial Statements of Item 1: Consolidated Financial Statements, which is included in this Form 10-Q/A.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.2% to 36.5% as a percentage of restaurant sales in the first quarter of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. This decrease was partially offset by higher produce costs, particularly for onions, potatoes and tomatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners. Labor and other related expenses increased 2.0% as a percentage of restaurant sales to 27.4% in the first quarter of 2006 compared with the same period in 2005. Of the increase, approximately 1.0% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.4% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. The total costs associated with implementation of the Partner Equity Program caused a corresponding $12,300,000 increase in the “Partner deposit and accrued buyout liability” balance as of March 31, 2006 in our Unaudited Consolidated Balance Sheet. Additionally, declines in average unit volumes at Outback Steakhouse and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.7% to 21.9% as a percentage of restaurant sales in the first quarter of 2006 compared with the same period in 2005. This increase resulted from higher utility costs, higher advertising costs at Carrabba’s Italian Grills and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005 (continued)

Provision for impaired assets and restaurant closing. A provision of approximately $2,532,000 was recorded during the first quarter of 2006 which included approximately $914,000 for an impairment charge for intangible and other asset impairments related to the pending sale of Paul Lee’s Chinese Kitchen and approximately $1,618,000 for the impairment of one Carrabba’s Italian Grill. A provision of approximately $951,000 was recorded during the first quarter of 2005 for the closing of one domestic Outback Steakhouse.

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

Income from operations. Income from operations decreased by $27,908,000 to $54,725,000 in the first quarter of 2006 compared with $82,633,000 in the same period in 2005 as a result of increases in revenues which were offset by the opening of new restaurants, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and the changes in the relationships between revenues and expenses discussed above.

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

Provision for income taxes. The provision for income taxes in the first quarter of both 2006 and 2005 reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 31.8% during the first quarter of 2006 and 33.6% during the first quarter of 2005. The decline in tax rate reflects an increase in earnings taxed at lower rates in foreign jurisdictions.

Net income and earnings per share. Net income for the first quarter of 2006 was $32,231,000 compared with $50,351,000 in the same period in 2005. Basic earnings per share decreased to $0.44 during the first quarter of 2006 compared with $0.68 for the same period in 2005 as a result of the decrease in net income and an increase in basic weighted average shares outstanding of approximately 283,000 shares. The increase in basic weighted average shares outstanding for the quarter ended March 31, 2006 compared with March 31, 2005 was primarily due to the issuance of shares under stock option plans, partially offset by common stock repurchases. Diluted earnings per share decreased to $0.42 during the first quarter of 2006 compared with $0.65 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 156,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding, partially offset by the increased number of basic shares outstanding for the quarter ended March 31, 2006 compared with March 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
	(restated)	(restated)
Net cash provided by operating activities	$24,792	$85,410
Net cash used in investing activities	(88,148)	(67,616)
Net cash provided by (used in) financing activities	39,848	(2,410)
Net (decrease) increase in cash and cash equivalents	$(23,508)	$15,384

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

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the year ended December 31, 2005 (in thousands, as restated):

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

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through March 31, 2006, the margin over LIBOR rates charged to us on future amounts drawn under the line will increase by 0.125% unless: (i) outstanding debt balances decrease by more than $26,600,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 3.0%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $198,700,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 17.6%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $260,100,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 31.4%; or (iii) our net worth decreased approximately 21.9%.

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

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have revised our policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in an increase in unearned revenue of $65,202,000 and $60,337,000 as of March 31, 2006 and December 31, 2005, respectively, an increase in net income of $75,000 for the three months ended March 31, 2006 and a decrease in net income of $323,000 for the three months ended March 31, 2005. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of March 31, 2006 and December 31, 2005, decreases in minority interests in consolidated entities of $3,225,000 and $1,314,000 as of March 31, 2006 and December 31, 2005, respectively, and decreases in elimination of minority interest of $11,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in increases to deferred rent of $6,615,000 and $6,303,000 and decreases to property, fixtures and equipment of $2,055,000 and $1,905,000 as of March 31, 2006 and December 31, 2005, respectively, and decreases to net income of $260,000 and $284,000 for the three months ended March 31, 2006 and 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

Other adjustments
We have increased additional paid-in capital and decreased retained earnings as of December 31, 2002 by $2,333,000 to correct an error in equity classification that arose prior to 2000, relating to acquisitions recorded as pooling-of-interest transactions.

We have decreased treasury stock and decreased additional paid-in capital as of March 31, 2006 by $40,858,000 to correct an error in the elimination of the unearned compensation balance related to unvested restricted stock awards required by the adoption of SFAS No. 123R. Under previous guidance, this was accounted for as unearned compensation and, under SFAS No. 123R, should be treated as a reduction of additional paid-in capital.

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES (continued)

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales by $2,105,000 and $3,752,000 for the three months ended March 31, 2006 and 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

As described in Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A, the adjustments noted above impacted various items in our Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 by increasing net cash provided by operating activities by $1,900,000 and decreasing net cash used in financing activities by $1,900,000 and for the three months ended March 31, 2005 by increasing net cash provided by operating activities by $447,000, increasing net cash used in investing activities by $492,000 and decreasing net cash used in financing activities by $45,000.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. At the time that our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 was filed on May 10, 2006, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006. Subsequent to that evaluation, our CEO and CFO, concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Notwithstanding the existence of the material weakness, management has concluded that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the issuance of our 2005 Form 10-K/A for the year ended December 31, 2005, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our Form 10-K/A. Based on that assessment, management identified a material weakness in our internal controls. The Company did not maintain effective controls over the completeness and accuracy of unearned revenue. Specifically, the Company did not have controls designed and in place to ensure that the Company's obligations related to gift cards and certificates as presented in the financial statements were reconciled to the underlying detail of gift cards and certificates outstanding and that revenue was recognized in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first and second quarters of 2006. In addition, this control deficiency could result in a material misstatement to unearned revenue for gift cards and certificates, revenue and related expenses that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. As described in our 2005 Form 10-K/A, we made significant changes in our internal control over financial reporting, and we continue to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we have taken significantly improved our internal control environment, we are currently assessing and testing the internal control initiatives implemented to determine whether they are operating as intended. As a result, they were not considered fully effective in remediating the material weakness as of March 31, 2006.

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES (continued)

Management Consideration of Restatement

As discussed in Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in this Report on Form 10-Q/A, we restated our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first and second quarters of 2006 for matters other than the unearned revenue described above. The other restatement items are, in part, the result of a number of control deficiencies relating to accounting for minority interest in consolidated entities, additional paid-in-capital, deferred rent, lease expense, fixed assets and depreciation expense.

Management has concluded that the other control deficiencies included in the restatement of the previously issued financial statements relating to the accounts referenced in the previous paragraph, either individually or in the aggregate, did not rise to the level of a material weakness as of March 31, 2006. Management's evaluation of these control deficiencies was based on a thorough assessment of the related quantitative impact of these deficiencies on these restated financial statements and an appropriate consideration of qualitative factors, including appropriate consideration of controls designed and in place to prevent or detect a material misstatement.

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

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2005 10-K/A which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2005 10-K/A, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended March 31, 2006, we issued approximately 28,570 shares of our common stock at $37.26 per share to a 20% minority partner in our Outback Steakhouse International subsidiary in resolution of a contingent buyout from 2002. The aggregate value of shares issued was approximately $1,065,000.

During the quarter ended March 31, 2006, we issued approximately 67,400 shares of our common stock at $40.82 per share to ten of our area operating partners for their interests in nine Outback Steakhouses, one Carrabba’s Italian Grill, two Fleming’s Prime Steakhouse and Wine Bars and two Roy’s. The aggregate value of shares issued was approximately $2,751,000.

These issuances of securities were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

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

3.01
Certificate of Amendment of Certificate of Incorporation of Outback Steakhouse, Inc., April 25, 2006 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.01*
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

Date: January 17, 2007	OSI RESTAURANT PARTNERS, INC.

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)