Form 10-Q/A
period 2006-06-30
OSI RESTAURANT PARTNERS, INC.
filed 2007-01-17
CIK 874691

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to restate the unaudited consolidated financial statements of OSI Restaurant Partners, Inc. (“the Company”) for the quarters ended June 30, 2006 and 2005 and to revise certain disclosures. We also filed an Amendment No. 1 to our Annual Report on Form 10-K/A to restate the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005.

The Items of the Company’s Quarterly Report on Form 10-Q/A as of and for the quarters ended June 30, 2006 and 2005 that are amended and restated are as follows: Item 1 - Consolidated Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4 - Controls and Procedures.

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

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in an increase in unearned revenue of $64,921,000 and $60,337,000 as of June 30, 2006 and December 31, 2005, respectively, an increase in net income of $168,000 and $243,000 for the three and six months ended June 30, 2006 and a decrease in net income of $399,000 and $722,000 for the three and six months ended June 30, 2005. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of June 30, 2006 and December 31, 2005, an increase in minority interests in consolidated entities of $2,090,000 as of June 30, 2006 and a decrease in minority interests in consolidated entities of $1,314,000 as of December 31, 2005 and decreases in elimination of minority interest of $37,000 and $20,000 for the three months ended June 30, 2006 and 2005, respectively, and $48,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in increases to deferred rent of $6,921,000 and $6,303,000 and decreases to property, fixtures and equipment of $2,208,000 and $1,905,000 as of June 30, 2006 and December 31, 2005, respectively, and decreases to net income of $257,000 and $472,000 for the three months ended June 30, 2006 and 2005, respectively, and $517,000 and $756,000 for the six months ended June 30, 2006 and 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

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

We have increased other long-term liabilities and decreased additional paid-in capital as of June 30, 2006 by $5,556,000 to correct an error in the classification of the unfunded portion of the PEP Stock Plan which is owed to managing partners and chef partners.

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales by $2,673,000 and $3,911,000 for the three months ended June 30, 2006 and 2005, respectively, and $4,778,000 and $7,663,000 for the six months ended June 30, 2006 and 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

As described in Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A, the adjustments noted above impacted various items in our Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 by increasing net cash provided by operating activities by $8,265,000 and $988,000, respectively, increasing net cash used in investing activities by $6,310,000 and $0, respectively, and (decreasing) increasing net cash used in financing activities by ($1,955,000) and $988,000, respectively.

Please refer to Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A and to “Controls and Procedures” in Item 4 of this Form 10-Q/A for more information related to the restatement.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 in the form filed on August 9, 2006. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment.

OSI RESTAURANT PARTNERS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
For the Quarterly Period Ended June 30, 2006
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$57,591	$84,876
Short-term investments	1,852	1,828
Inventories	67,205	68,468
Deferred income tax assets	45,980	43,697
Other current assets	62,627	50,823
Total current assets	235,255	249,692
Property, fixtures and equipment, net	1,474,069	1,387,700
Investments in and advances to unconsolidated affiliates, net	25,183	21,397
Deferred income tax assets	65,125	36,180
Goodwill	115,626	112,627
Intangible assets	11,567	11,562
Other assets	146,073	142,114
Notes receivable collateral for franchisee guarantee	31,150	31,150
	$2,104,048	$1,992,422

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$93,282	$98,020
Sales taxes payable	15,196	17,761
Accrued expenses	137,260	135,660
Current portion of partner deposit and accrued buyout liability	15,301	15,175
Unearned revenue	101,905	170,785
Income taxes payable	16,993	695
Current portion of long-term debt	77,237	63,442
Total current liabilities	457,174	501,538
Partner deposit and accrued buyout liability	93,031	72,900
Deferred rent	68,116	61,509
Long-term debt	185,393	90,623
Guaranteed debt	33,778	31,283
Other long-term liabilities	54,050	45,890
Total liabilities	891,542	803,743
Commitments and contingencies
Minority interests in consolidated entities	45,043	44,259
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 74,432 and 74,854 shares outstanding as
of June 30, 2006 and December 31, 2005, respectively	788	788
Additional paid-in capital	262,807	293,368
Retained earnings	1,082,399	1,057,944
Accumulated other comprehensive income	2,406	384
Unearned compensation related to outstanding restricted stock	-	(40,858)
	1,348,400	1,311,626
Less treasury stock, 4,318 and 3,896 shares at June 30, 2006
and December 31, 2005, respectively, at cost	(180,937)	(167,206)
Total stockholders’ equity	1,167,463	1,144,420
	$2,104,048	$1,992,422

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(restated)	(restated)	(restated)	(restated)
Revenues
Restaurant sales	$986,597	$913,444	$1,973,331	$1,806,806
Other revenues	5,428	5,669	11,054	10,750
Total revenues	992,025	919,113	1,984,385	1,817,556
Costs and expenses
Cost of sales	356,398	334,801	716,098	662,786
Labor and other related	276,096	236,027	546,071	463,264
Other restaurant operating	225,361	193,333	441,790	373,443
Depreciation and amortization	36,947	31,038	72,452	60,627
General and administrative	59,147	51,309	112,859	101,150
Provision for impaired assets and restaurant closings	502	7,679	3,034	8,630
(Income) loss from operations of unconsolidated affiliates	(235)	4	(125)	101
Total costs and expenses	954,216	854,191	1,892,179	1,670,001
Income from operations	37,809	64,922	92,206	147,555
Other income (expense), net	5,165	(89)	5,165	(1,023)
Interest income	804	450	1,361	818
Interest expense	(3,211)	(1,513)	(5,582)	(2,671)
Income before provision for income taxes and
elimination of minority interest	40,567	63,770	93,150	144,679
Provision for income taxes	9,938	21,294	26,662	48,454
Income before elimination of minority interest	30,629	42,476	66,488	96,225
Elimination of minority interest	1,797	2,942	5,425	6,340
Net income	$28,832	$39,534	$61,063	$89,885

Basic earnings per common share
Net income	$0.39	$0.53	$0.83	$1.22
Basic weighted average number of shares outstanding	73,650	74,001	73,865	73,901

Diluted earnings per common share
Net income	$0.38	$0.51	$0.80	$1.17
Diluted weighted average number of shares outstanding	75,907	76,925	76,492	76,965

Cash dividends per common share	$0.13	$0.13	$0.26	$0.26

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(restated)	(restated)
Cash flows from operating activities:
Net income	$61,063	$89,885
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,452	60,627
Provision for impaired assets and restaurant closings	3,034	8,630
Stock-based compensation expense	39,243	5,320
Income tax benefits credited to equity	5,821	9,954
Excess income tax benefits from stock-based compensation	(3,318)	-
Minority interest in consolidated entities’ income	5,425	6,340
(Income) loss from operations of unconsolidated affiliates	(125)	101
Change in deferred income taxes	(31,018)	(21,160)
Increase in deferred rent	6,607	5,925
(Gain) loss on disposal of property, fixtures and equipment and lease termination	(3,768)	2,280
Change in assets and liabilities, net of effects of acquisitions:
Decrease in inventories	1,474	5,501
Increase in other current assets	(11,694)	(983)
Decrease (increase) in other assets	1,750	(4,037)
(Decrease) increase in accounts payable, sales taxes payable and accrued expenses	(5,813)	21,940
(Decrease) increase in partner deposit and accrued buyout liability	(969)	4,865
Decrease in unearned revenue	(68,880)	(63,564)
Increase in income taxes payable	16,298	7,144
Increase (decrease) in other long-term liabilities	1,895	(1,189)
Net cash provided by operating activities	89,477	137,579
Cash flows used in investing activities:
Purchase of investment securities	(3,030)	(1,591)
Maturities of investment securities	3,006	1,244
Cash paid for acquisitions of businesses, net of cash acquired	(7,456)	(5,200)
Capital expenditures	(157,260)	(135,493)
Proceeds from the sale of property, fixtures and equipment and lease termination	11,901	2,719
Contributions to partner deferred compensation plans	(6,310)	-
Payments from unconsolidated affiliates	209	71
Investments in and advances to unconsolidated affiliates	(1,268)	(337)
Net cash used in investing activities	$(160,208)	$(138,587)

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(restated)	(restated)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	$178,388	$59,530
Proceeds from minority interest contributions	2,279	3,169
Distributions to minority interest	(12,327)	(9,907)
Repayments of long-term debt	(69,823)	(33,242)
Dividends paid	(19,460)	(19,289)
Excess income tax benefits from stock-based compensation	3,318	-
Payments for purchase of treasury stock	(59,435)	(50,526)
Proceeds from reissuance of treasury stock	20,506	31,399
Net cash provided by (used in) financing activities	43,446	(18,866)
Net decrease in cash and cash equivalents	(27,285)	(19,874)
Cash and cash equivalents at the beginning of the period	84,876	87,977
Cash and cash equivalents at the end of the period	$57,591	$68,103
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,623	$2,636
Cash paid for income taxes, net of refunds	37,365	52,633
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$3,795	$2,489
Litigation liability and insurance receivable	-	39,000
Increase in guaranteed debt and investment in unconsolidated affiliate	2,495	-

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

Unearned revenue and revenue recognition
Unearned revenue represents the Company’s liability for gift cards and certificates that have been sold but not yet redeemed. Historically, the Company recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates. The Company has determined that the methodology used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. The Company has also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, the Company has adopted a policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in the Company’s financial statements. Correction of these errors in the consolidated financial statements resulted in an increase in unearned revenue of $64,921,000 and $60,337,000 as of June 30, 2006 and December 31, 2005, respectively, an increase in net income of $168,000 and $243,000 for the three and six months ended June 30, 2006 and a decrease in net income of $399,000 and $722,000 for the three and six months ended June 30, 2005. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

Minority interests in consolidated entities
The Company has identified errors in the recorded amount of minority interests in certain of its Carrabba’s Italian Grill subsidiaries, which were understated as a result of the Company incorrectly recording the entries relating to the correction in accounting for managing partners’ interests in their stores from investment accounting to compensation accounting in 2003. Additionally, the Company determined that in connection with the Company’s 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006. Correction of these errors in the consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of June 30, 2006 and December 31, 2005, an increase in minority interests in consolidated entities of $2,090,000 as of June 30, 2006 and a decrease in minority interests in consolidated entities of $1,314,000 as of December 31, 2005 and decreases in elimination of minority interest of $37,000 and $20,000 for the three months ended June 30, 2006 and 2005, respectively, and $48,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
The Company identified errors in its straight-line lease calculations for certain properties where the Company received tenant improvement contributions from a landlord or where it determined that it was depreciating certain assets over lives different than the associated lease term. Correction of these errors in the consolidated financial statements resulted in increases to deferred rent of $6,921,000 and $6,303,000 and decreases to property, fixtures and equipment of $2,208,000 and $1,905,000 as of June 30, 2006 and December 31, 2005, respectively, and decreases to net income of $257,000 and $472,000 for the three months ended June 30, 2006 and 2005, respectively, and $517,000 and $756,000 for the six months ended June 30, 2006 and 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

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

The Company has increased other long-term liabilities and decreased additional paid-in capital as of June 30, 2006 by $5,556,000 to correct an error in the classification of the unfunded portion of the PEP Stock Plan which is owed to managing partners and chef partners.

The Company’s Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which the Company has agreed to provide discounts to their customers. The Company has historically netted such monies received against cost of sales and other restaurant operating expenses. The Company has determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses. Correction of these errors in the consolidated financial statements increased restaurant sales by $2,673,000 and $3,911,000 for the three months ended June 30, 2006 and 2005, respectively, and $4,778,000 and $7,663,000 for the six months ended June 30, 2006 and 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

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

The Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The effects of the Company’s restatement on previously reported Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 and 2005 and as of December 31, 2005 are summarized below:

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):
	JUNE 30,		DECEMBER 31,
	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated
Selected Balance Sheet Data:
Deferred income tax asset	$20,157	$45,980	$17,719	$43,697
Other current assets	63,608	62,627	51,746	50,823
Total current assets	210,413	235,255	224,637	249,692
Property, fixtures and equipment, net	1,476,277	1,474,069	1,389,605	1,387,700
Deferred income tax asset	61,662	65,125	33,073	36,180
Goodwill	114,317	115,626	111,318	112,627
Total assets	2,076,642	2,104,048	1,964,856	1,992,422
Accrued expenses	137,966	137,260	130,583	135,660
Unearned revenue	36,984	101,905	110,448	170,785
Total current liabilities	392,959	457,174	436,124	501,538
Partner deposit and accrued buyout liability	93,031	93,031	71,591	72,900
Deferred rent	61,195	68,116	55,206	61,509
Other long-term liabilities	48,494	54,050	45,890	45,890
Total liabilities	814,850	891,542	730,717	803,743
Minority interests in consolidated entities	42,953	45,043	45,573	44,259
Additional paid-in capital	303,577	262,807	291,035	293,368
Retained earnings	1,133,995	1,082,399	1,104,423	1,057,944
Treasury stock	(221,927)	(180,937)	(167,206)	(167,206)
Total stockholders' equity	1,218,839	1,167,463	1,188,566	1,144,420
Total liabilities and stockholders' equity	2,076,642	2,104,048	1,964,856	1,992,422

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands, except per share data):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
	2006	2006	2005	2005	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Selected Statement of Income Data:
Restaurant sales	$983,529	$986,597	$910,120	$913,444	$1,967,928	$1,973,331	$1,800,161	$1,806,806
Total revenues	988,957	992,025	915,789	919,113	1,978,982	1,984,385	1,810,911	1,817,556
Cost of sales	354,968	356,398	331,936	334,801	713,213	716,098	657,106	662,786
Labor and other related	275,473	276,096	236,027	236,027	544,825	546,071	463,264	463,264
Other restaurant operating	223,693	225,361	191,571	193,333	439,053	441,790	370,453	373,443
Depreciation and amortization	36,794	36,947	30,892	31,038	72,150	72,452	60,342	60,627
Provision for impaired assets and restaurant closings	502	502	7,679	7,679	3,034	3,034	8,455	8,630
Total costs and expenses	950,342	954,216	849,418	854,191	1,885,009	1,892,179	1,660,871	1,670,001
Income from operations	38,615	37,809	66,371	64,922	93,973	92,206	150,040	147,555
Income before provision for income taxes
and elimination of minority interest	41,373	40,567	65,219	63,770	94,917	93,150	147,164	144,679
Provision for income taxes	9,995	9,938	21,852	21,294	26,861	26,662	49,411	48,454
Income before elimination of minority interest	31,378	30,629	43,367	42,476	68,056	66,488	97,753	96,225
Elimination of minority interest	1,834	1,797	2,962	2,942	5,473	5,425	6,390	6,340
Net income	29,544	28,832	40,405	39,534	62,583	61,063	91,363	89,885
Basic earnings per common share	$0.40	$0.39	$0.55	$0.53	$0.85	$0.83	$1.24	$1.22
Diluted earnings per common share	$0.39	$0.38	$0.53	$0.51	$0.82	$0.80	$1.19	$1.17

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Restatement of Previously Issued Consolidated Financial Statements (continued)

Restatement of Previously Issued Consolidated Financial Statements (continued)

The following table reflects the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated
Selected Cash Flow Data:
Net income	$62,583	$61,063	$91,363	$89,885
Depreciation and amortization	72,150	72,452	60,342	60,627
Provision for impaired assets and restaurant closings	3,034	3,034	8,455	8,630
Stock-based compensation expense	39,399	39,243	5,320	5,320
Minority interest in consolidated entities’ income	5,473	5,425	6,390	6,340
Contributions to partner deferred compensation plans	(6,310)	-	-	-
Change in deferred income taxes	(30,817)	(31,018)	(20,203)	(21,160)
Increase in deferred rent	5,989	6,607	4,590	5,925
Increase in other current assets	(11,752)	(11,694)	(993)	(983)
(Decrease) increase in other assets	(3,660)	1,750	(4,035)	(4,037)
(Decrease) increase in accounts payable, sales taxes payable
and accrued expenses	(30)	(5,813)	26,291	21,940
Increase (decrease) in partner deposit and accrued buyout liability	340	(969)	4,962	4,865
Decrease in unearned revenue	(73,464)	(68,880)	(69,682)	(63,564)
Net cash provided by operating activities	81,212	89,477	136,591	137,579
Contributions to partner deferred compensation plans	-	(6,310)	-	-
Net cash used in investing activities	(153,898)	(160,208)	(138,587)	(138,587)
Distributions to minority interest	(10,372)	(12,327)	(8,919)	(9,907)
Net cash provided by (used in) financing activities	45,401	43,446	(17,878)	(18,866)

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
	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2005	2005
	(restated)	(restated)
Net income	$39,534	$89,885
Stock-based employee compensation expense included in net income, net of related taxes	2,117	3,497
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(6,865)	(11,527)
Pro forma net income	$34,786	$81,855
Earnings per common share:
Basic	$0.53	$1.22
Basic - pro forma	$0.47	$1.11

Diluted	$0.51	$1.17
Diluted - pro forma	$0.46	$1.07

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

3. Other Current Assets

Other current assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
Prepaid expenses	$22,068	$16,625
Accounts receivable	23,184	19,396
Accounts receivable - vendors	13,056	9,874
Accounts receivable - franchisees	1,282	1,777
Deposits	2,537	2,651
Other current assets	500	500
	$62,627	$50,823

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
Land	$204,396	$200,394
Buildings and building improvements	724,012	689,055
Furniture and fixtures	259,625	231,608
Equipment	534,801	498,018
Leasehold improvements	368,166	345,640
Construction in progress	96,205	68,878
Less: Accumulated depreciation	(713,136)	(645,893)
	$1,474,069	$1,387,700

During the six months ended June 30, 2005, the Company recorded a provision for impaired assets and restaurant closings of $8,630,000, which included $951,000 for the closing of one domestic Outback Steakhouse restaurant, $98,000 for the partial impairment of one Company-owned Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in thousands):

December 31, 2005, as restated	$112,627
Acquisitions (see Note 11 of Notes to Unaudited Consolidated Financial Statements)	3,209
Acquisition adjustment	(210)
June 30, 2006, as restated	$115,626

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE
	AMORTIZATION	JUNE 30,	DECEMBER 31,
	PERIOD (YEARS)	2006	2005
Trademarks (gross)	24	$8,344	$8,344
Less: accumulated amortization		(686)	(511)
Net trademarks		7,658	7,833
Trade dress (gross)	15	777	777
Less: accumulated amortization		(98)	(72)
Net trade dress		679	705
Favorable leases (gross, lives ranging from 2 to 24 years)	19	3,524	3,224
Less: accumulated amortization		(294)	(200)
Net favorable leases		3,230	3,024
Intangible assets, less total accumulated amortization of $1,078
and $783 at June 30, 2006 and December 31, 2005, respectively	22	$11,567	$11,562

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

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
	(restated)	(restated)
Accrued payroll and other compensation	$45,906	$53,709
Accrued insurance	35,861	29,801
Other accrued expenses	55,493	52,150
	$137,260	$135,660

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

As a result of the Company’s recourse provisions and the financial performance of the restaurants that collateralize our guarantee, the estimated fair value of the guarantee to be recorded is immaterial to the Company’s financial condition and financial statements.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):
	JUNE 30,	DECEMBER 31,
	2006	2005
	(restated)
Litigation (See Notes 6 and 14)	$39,000	$39,000
Accrued insurance liability	5,591	6,696
Other liabilities	9,459	194
	$54,050	$45,890

Other long-term liabilities at June 30, 2006 also include $5,556,000 for the unfunded portion of the PEP Stock Plan and $2,533,000 for the Diversified Plan, which are owed to managing partners and chef partners (see Note 2).

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

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 2006 and 2005 was $29,184,000 and $39,944,000, respectively, which included the effect of gains from translation adjustments of approximately $352,000 and $410,000, respectively. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $63,085,000 and $91,018,000, respectively, which included the effect of gains from translation adjustments of approximately $2,022,000 and $1,133,000, respectively.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(restated)	(restated)	(restated)	(restated)
Net income	$28,832	$39,534	$61,063	$89,885
Basic weighted average number of common shares outstanding	73,650	74,001	73,865	73,901
Basic earnings per common share	$0.39	$0.53	$0.83	$1.22
Effect of stock-based compensation awards	2,257	2,924	2,627	3,064
Diluted weighted average number of common shares outstanding	75,907	76,925	76,492	76,965
Diluted earnings per common share	$0.38	$0.51	$0.80	$1.17

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

Overview

We are one of the largest casual dining restaurant companies in the world, with a portfolio of eight restaurant concepts, over 1,350 system-wide restaurants and 2005 annual revenues for Company-owned stores exceeding $3.6 billion. We operate in all 50 states and in 21 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties as well as the sale and redemption of gift certificates.

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

Revenues from restaurant sales in the first half of 2006 increased 9.2% compared with the same period in 2005. This increase was primarily driven by new unit openings as we experienced a softening of sales in our existing restaurants in the second quarter. This trend affected the casual dining segment as a whole and impacted all of our restaurant brands and certain international locations. We are developing plans for the remainder of the year and into 2007 to improve operating efficiency and to identify changes in marketing and real estate strategies to be more effective in what may be a sustained period of soft segment traffic and sales.

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

Restatement of Previously Issued Consolidated Financial Statements

In October 2006, we identified errors in our accounting for unearned revenue for unredeemed gift cards and certificates. Upon completion of the review of accounting policies for gift cards and certificates as well as a review of certain other balance sheet accounts, we have restated the consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005, to correct these and other errors, as more fully described in Note 1 to the Notes to Unaudited Consolidated Financial Statements of Item 1: Consolidated Financial Statements, which is included in this Form 10-Q/A. All applicable amounts related to this restatement have been reflected herein and in our consolidated financial statements included in this Form 10-Q/A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(restated)	(restated)	(restated)	(restated)
Revenues
Restaurant sales	99.5%	99.4%	99.4%	99.4%
Other revenues	0.5	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.1	36.7	36.3	36.7
Labor and other related (1)	28.0	25.8	27.7	25.6
Other restaurant operating (1)	22.8	21.2	22.4	20.7
Depreciation and amortization	3.7	3.4	3.7	3.3
General and administrative	6.0	5.6	5.7	5.6
Provision for impaired assets and restaurant closings	0.1	0.8	0.2	0.5
(Income) loss from operations of unconsolidated affiliates	(* )	*	(* )	*
Total costs and expenses	96.2	92.9	95.4	91.9
Income from operations	3.8	7.1	4.6	8.1
Other income (expense), net	0.5	(* )	0.3	*
Interest income	0.1	*	0.1	*
Interest expense	(0.3)	(0.2)	(0.3)	(0.1)
Income before provision for income taxes and
elimination of minority interest	4.1	6.9	4.7	8.0
Provision for income taxes	1.0	2.3	1.3	2.7
Income before elimination of minority interest	3.1	4.6	3.4	5.3
Elimination of minority interest	0.2	0.3	0.3	0.4
Net income	2.9%	4.3%	3.1%	4.9%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 6.5% and 7.9% for the three and six months ended June 30, 2006, respectively, compared with the corresponding periods in 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of OSI Restaurant Partners, Inc. and those of franchisees and unconsolidated development joint ventures, are provided in the following tables:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(restated)	(restated)	(restated)	(restated)
OSI RESTAURANT PARTNERS, INC. RESTAURANT SALES
(in millions):
Outback Steakhouses
Domestic	$571	$573	$1,154	$1,147
International	72	68	148	129
Total	643	641	1,302	1,276
Carrabba's Italian Grills	163	147	325	285
Bonefish Grills	80	56	153	107
Fleming's Prime Steakhouse and Wine Bars	44	35	92	73
Other restaurants	56	35	101	66
Total Company-owned restaurant sales	$986	$914	$1,973	$1,807

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 8.0% to $986,597,000 during the second quarter of 2006 compared with $913,444,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $97,112,000 from the opening of new restaurants after June 30, 2005 and revenues of approximately $5,200,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants, partially offset by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended June 30, 2006 and 2005:
	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses (1)	$65,297	$67,282
Carrabba's Italian Grills (1)	60,517	63,602
Bonefish Grills (1)	61,218	61,484
Fleming's Prime Steakhouse and Wine Bars	84,077	84,887
Roy's	74,090	74,613
Operating weeks:
Outback Steakhouses	8,758	8,508
Carrabba's Italian Grills	2,705	2,316
Bonefish Grills	1,304	911
Fleming's Prime Steakhouse and Wine Bars	525	416
Roy's	286	247
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	0.6%	4.7%
Carrabba's Italian Grills	0.6%	2.8%
Bonefish Grills	1.5%	3.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-3.0%	-0.9%
Carrabba's Italian Grills	-2.1%	8.3%
Bonefish Grills	0.9%	2.9%
Fleming's Prime Steakhouse and Wine Bars	3.8%	13.2%
Roy's	-1.4%	5.8%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.6% to 36.1% as a percentage of restaurant sales in the second quarter of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. Decreases in dairy, chicken and shrimp costs and beef costs for our international restaurants for the quarter ended June 30, 2006 compared with the same period in 2005 were partially offset by higher produce and seafood costs.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 2.2% as a percentage of restaurant sales to 28.0% in the second quarter of 2006 compared with the same period in 2005. Of the increase, approximately 0.7% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.9% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.6% to 22.8% as a percentage of restaurant sales in the second quarter of 2006 compared with the same period in 2005. This increase resulted from declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, higher utility, repair and maintenance, occupancy, supply and pre-opening costs, higher advertising costs at Carrabba’s Italian Grill and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

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

Income from operations. Income from operations decreased by $27,113,000 to $37,809,000 in the second quarter of 2006 compared with $64,922,000 in the same period in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and the changes in the relationships between revenues and expenses discussed above.

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

Provision for income taxes. The provision for income taxes was $9,938,000, or 24.4% of pretax income, for the second quarter of 2006 compared to $21,294,000, or 33.3%, in the second quarter of 2005. The decline in the effective tax rate during the second quarter of 2006 was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005 (continued)

Net income and earnings per share. Net income for the second quarter of 2006 was $28,832,000 compared with $39,534,000 in the same period in 2005. Basic earnings per share decreased to $0.39 during the second quarter of 2006 compared with $0.53 for the same period in 2005 as a result of the decrease in net income, partially offset by the decrease in basic weighted average shares outstanding of approximately 351,000 shares. The decrease in basic weighted average shares outstanding was primarily a result of common stock repurchases partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.38 during the second quarter of 2006 compared with $0.51 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 1,018,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for the quarter ended June 30, 2006 compared with June 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005

REVENUES

Restaurant sales. Restaurant sales increased by 9.2% to $1,973,331,000 during the first half of 2006 compared with $1,806,806,000 in the same period in 2005. The increase in restaurant sales was primarily attributable to additional revenues of approximately $170,189,000 from the opening of new restaurants after June 30, 2005, revenues of approximately $8,100,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants, partially offset by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the six months ended June 30, 2006 and 2005:
	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Average restaurant unit volumes (weekly):
Outback Steakhouses (1)	$66,419	$67,823
Carrabba's Italian Grills (1)	61,345	63,029
Bonefish Grills (1)	61,929	62,188
Fleming's Prime Steakhouse and Wine Bars	88,592	88,663
Roy's	78,096	75,933
Operating weeks:
Outback Steakhouses	17,374	16,889
Carrabba's Italian Grills	5,307	4,523
Bonefish Grills	2,474	1,716
Fleming's Prime Steakhouse and Wine Bars	1,035	822
Roy's	547	487
Year to year percentage change:
Menu price increases (2):
Outback Steakhouses	0.6%	4.4%
Carrabba's Italian Grills	1.0%	2.5%
Bonefish Grills	1.8%	2.7%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-2.0%	-0.7%
Carrabba's Italian Grills	0.2%	6.3%
Bonefish Grills	1.5%	1.7%
Fleming's Prime Steakhouse and Wine Bars	5.4%	11.8%
Roy's	1.7%	4.6%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 0.4% to 36.3% as a percentage of restaurant sales in the first half of 2006 compared with the same period in 2005. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. Decreases in dairy, chicken, shrimp and international beef costs for the first half of 2006 compared with the same period in 2005 were partially offset by higher produce and seafood costs.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 2.1% as a percentage of restaurant sales to 27.7% in the first half of 2006 compared with the same period in 2005. Of the increase, approximately 0.9% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.6% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. The total costs associated with implementation of the Partner Equity Program caused a corresponding $18,705,000 increase in the “Partner deposit and accrued buyout liability” balance in our Unaudited Consolidated Balance Sheet as of June 30, 2006 as compared to December 31, 2005. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 1.7% to 22.4% as a percentage of restaurant sales in the first half of 2006 compared with the same period in 2005. This increase resulted from higher utility and repair and maintenance costs, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, higher advertising costs for Carrabba’s Italian Grill and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.4% as a percentage of total revenues to 3.7% in the first half of 2006 compared to the same period in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills during the first half of the year, the continued rollout of a point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

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

Provision for impaired assets and restaurant closings. A provision of $3,034,000 was recorded during the first half of 2006 which included approximately $931,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen, $1,618,000 for the impairment of one Carrabba’s Italian Grill restaurant and $485,000 for the impairment of one domestic Outback Steakhouse restaurant. During the six months ended June 30, 2005, a provision of $8,630,000 was recorded which included $951,000 for the closing of one domestic Outback Steakhouse restaurant, $98,000 for a partial impairment of a Bonefish Grill restaurant and $7,581,000 for an impairment charge against the deferred license fee receivable related to certain non-restaurant operations.

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

Income from operations. Income from operations decreased by $55,349,000 to $92,206,000 in the first half of 2006 compared with $147,555,000 in the same period in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and the changes in the relationships between revenues and expenses discussed above.

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

Provision for income taxes. The provision for income taxes was $26,662,000, or 28.6% of pretax income, for the first half of 2006 compared to $48,454,000, or 33.5%, in the first half of 2005. The decline in the effective tax rate during the first half of 2006 was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions.

Net income and earnings per share. Net income for the first half of 2006 was $61,063,000 compared with $89,885,000 in the same period in 2005. Basic earnings per share decreased to $0.83 during the first half of 2006 compared with $1.22 for the same period in 2005 as a result of the decrease in net income, partially offset by the decrease in basic weighted average shares outstanding of approximately 36,000 shares. Basic weighted average shares outstanding decreased as a result of common stock repurchases, partially offset by the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.80 during the first half of 2006 compared with $1.17 for the same period in 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 473,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and the decreased number of basic shares outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for the six months ended June 30, 2006 compared with June 30, 2005.

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
	(restated)	(restated)
Net cash provided by operating activities	$89,477	$137,579
Net cash used in investing activities	(160,208)	(138,587)
Net cash provided by (used in) financing activities	43,446	(18,866)
Net decrease in cash and cash equivalents	$(27,285)	$(19,874)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through June 30, 2006, the margin over LIBOR rates charged to us on future amounts drawn under the line will continue to be 0.125% higher than our base margin unless: (i) outstanding debt balances decrease by more than $146,500,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 16.0%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $81,800,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 7.2%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $107,400,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 22.6%; or (iii) our net worth decreased approximately 9.2%.

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

Unearned revenue and revenue recognition
Unearned revenue represents our liability for gift cards and certificates that have been sold but not yet redeemed.  Historically, we recognized revenue for estimates of gift cards and certificates that will not be redeemed (“breakage”) at the time of the sale of the gift cards and certificates.  We have determined that the methodology we used to arrive at breakage was inappropriate and resulted in understatement of the liability for gift cards and certificates. We have also determined that revenue should not be recognized at the time of sale of the gift cards and certificates. Accordingly, we have revised our policy to recognize breakage for those gift cards and certificates that will never be redeemed at the time at which their redemption becomes remote. Furthermore, certain expenses associated with gift card and certificate promotions were incorrectly netted against breakage income rather than reflected as expenses in our financial statements. Correction of these errors in our consolidated financial statements resulted in an increase in unearned revenue of $64,921,000 and $60,337,000 as of June 30, 2006 and December 31, 2005, respectively, an increase in net income of $168,000 and $243,000 for the three and six months ended June 30, 2006 and a decrease in net income of $399,000 and $722,000 for the three and six months ended June 30, 2005. It also resulted in a $37,548,000 decrease in retained earnings as of December 31, 2004.

Minority interests in consolidated entities
We have identified errors in the recorded amount of our minority interests in certain of our Carrabba’s Italian Grill subsidiaries, which were understated as a result of our incorrectly recording the entries relating to the correction in accounting for managing partners' interests in their stores from investment accounting to compensation accounting in 2003.  Additionally, we determined that in connection with our 2002 purchase of the 20% interest in Outback Steakhouse International, LP, the value of 28,570 shares that were payable upon meeting certain conditions should have been recorded at the acquisition date in 2002 rather than upon their issuance in 2006.  Correction of these errors in our consolidated financial statements resulted in an increase in goodwill of $1,309,000 as of June 30, 2006 and December 31, 2005, an increase in minority interests in consolidated entities of $2,090,000 as of June 30, 2006 and a decrease in minority interests in consolidated entities of $1,314,000 as of December 31, 2005 and decreases in elimination of minority interest of $37,000 and $20,000 for the three months ended June 30, 2006 and 2005, respectively, and $48,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively. It also resulted in an $119,000 increase in retained earnings as of December 31, 2004.

Deferred rent and property, fixtures and equipment
We identified errors in our straight-line lease calculations for certain properties where we received tenant improvement contributions from a landlord or where we determined that we were depreciating certain assets over lives different than the associated lease term.  Correction of these errors in our consolidated financial statements resulted in increases to deferred rent of $6,921,000 and $6,303,000 and decreases to property, fixtures and equipment of $2,208,000 and $1,905,000 as of June 30, 2006 and December 31, 2005, respectively, and decreases to net income of $257,000 and $472,000 for the three months ended June 30, 2006 and 2005, respectively, and $517,000 and $756,000 for the six months ended June 30, 2006 and 2005, respectively. It also resulted in a $3,862,000 decrease in retained earnings as of December 31, 2004.

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

We have increased other long-term liabilities and decreased additional paid-in capital as of June 30, 2006 by $5,556,000 to correct an error in the classification of the unfunded portion of the PEP Stock Plan which is owed to managing partners and chef partners.

Our Korean subsidiary receives payments from certain consumer product and service companies in connection with promotions under which we have agreed to provide discounts to their customers.  We have historically netted such monies received against cost of sales and other restaurant operating expenses.  We have determined that these amounts should be recorded as revenue with an equal offsetting amount in cost of sales and other restaurant operating expenses.  Correction of these errors in our consolidated financial statements increased restaurant sales by $2,673,000 and $3,911,000 for the three months ended June 30, 2006 and 2005, respectively, and $4,778,000 and $7,663,000 for the six months ended June 30, 2006 and 2005, respectively, and were offset by changes in cost of sales and other restaurant operating expense with no effect on income from operations or net income.

As described in Note 1 to the Unaudited Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q/A, the adjustments noted above impacted various items in our Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 by increasing net cash provided by operating activities by $8,265,000 and $988,000, respectively, increasing net cash used in investing activities by $6,310,000 and $0, respectively, and (decreasing) increasing net cash used in financing activities by ($1,955,000) and $988,000, respectively.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. At the time that our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 was filed on August 9, 2006, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006. Subsequent to that evaluation, our CEO and CFO, concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Notwithstanding the existence of the material weakness, management has concluded that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES (continued)

Evaluation of Disclosure Controls and Procedures (continued)

In connection with the issuance of our 2005 Form 10-K/A for the year ended December 31, 2005, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our Form 10-K/A. Based on that assessment, management identified a material weakness in our internal controls. The Company did not maintain effective controls over the completeness and accuracy of unearned revenue. Specifically, the Company did not have controls designed and in place to ensure that the Company's obligations related to gift cards and certificates as presented in the financial statements were reconciled to the underlying detail of gift cards and certificates outstanding and that revenue was recognized in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, all quarters in 2005 and 2004 and the first and second quarters of 2006. In addition, this control deficiency could result in a material misstatement to unearned revenue for gift cards and certificates, revenue and related expenses that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. As described in our 2005 Form 10-K/A, we made significant changes in our internal control over financial reporting, and we continue to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we have taken significantly improved our internal control environment, we are currently assessing and testing the internal control initiatives implemented to determine whether they are operating as intended. As a result, they were not considered fully effective in remediating the material weakness as of June 30, 2006.

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

Management has concluded that the other control deficiencies included in the restatement of the previously issued financial statements relating to the accounts referenced in the previous paragraph, either individually or in the aggregate, did not rise to the level of a material weakness as of June 30, 2006. Management's evaluation of these control deficiencies was based on a thorough assessment of the related quantitative impact of these deficiencies on these restated financial statements and an appropriate consideration of qualitative factors, including appropriate consideration of controls designed and in place to prevent or detect a material misstatement.

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

In addition to the risk factors described in the 2005 10-K/A, substantial uncertainty exists as to the strength of consumer spending as a result of increased fuel prices and conflict in the Middle East, and the Company’s revenues and financial results in 2006 could vary significantly depending upon consumer spending trends throughout the remainder of the year.

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

10.01*
Employment Agreement effective January 1, 2002 by and between Michael W. Coble and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.02*
Employment Agreement effective May 1, 2002 by and between Greg L. Walther and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.03*
Amendment to Employment Agreement effective January 25, 2006 by and among Outback Steakhouse International, L.P. and Greg L. Walther (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.04
Amendment to Bond Documents and Supplemental Indenture dated as of June 30, 2006 by and among The Huntington National Bank; Fifth Third Bank; PNC Bank, National Association; Kentucky Speedway, LLC; The Huntington National Bank, Trustee; County of Gallatin, Kentucky; OSI Restaurant Partners, Inc.; Richard L. Duchossois; Richard T. Farmer; Jerry L. Carroll; John R. Lindahl; Larry T. Thrailkill, Trustee of the Deepwater Trust and John R. Lindahl, Trustee of The Blue Water Trust (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.05
Amended and Restated Limited Guarantee dated as of June 30, 2006 by and among The Huntington National Bank; Fifth Third Bank; PNC Bank, National Association; The Huntington National Bank, Trustee; OSI Restaurant Partners, Inc.; Richard L. Duchossois; Richard T. Farmer; Jerry L. Carroll; John R. Lindahl; Larry T. Thrailkill, Trustee of the Deepwater Trust and John R. Lindahl, Trustee of The Blue Water Trust (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

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