Form 10-K
period 2006-12-31
OSI RESTAURANT PARTNERS, INC.
filed 2007-03-01
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
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
COMMON STOCK, $0.01 PAR VALUE.
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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,690,527,593 based upon the last sales price reported for such date on the New York Stock Exchange.

As of February 26, 2007, the number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 75,439,669.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

OSI RESTAURANT PARTNERS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent OSI Restaurant Partners, Inc.’s expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures, any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, any statements regarding the expected completion and timing of the proposed merger and any other information relating to the proposed merger. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

Our actual results could differ materially from those stated or implied in the forward-looking statements included elsewhere in this report and as a result, among other things, of the following:

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

(vii)
Minimum wage increases in certain states including Florida, Nevada, Colorado, New York, Missouri, Arizona, Ohio, California, Hawaii, Connecticut and Arkansas and North Carolina in 2007 could cause a significant increase in our “Labor and other related” expenses; and/or

(viii)
The occurrence of any event, change or other circumstance that could result in the termination of the merger agreement, including but not limited to failing to obtain shareholder approval or the failure or inability to satisfy other conditions required to complete the proposed merger.

ITEM 1. BUSINESS

GENERAL

We were incorporated in October 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 we changed our name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with our initial public offering, upon which Outback Delaware became a holding company for Outback Florida. On April 25, 2006, we changed our name from Outback Steakhouse, Inc. to OSI Restaurant Partners, Inc. Unless the context requires otherwise, references to the “Company” mean OSI Restaurant Partners, Inc., our wholly owned subsidiaries and each of the limited partnerships and joint ventures controlled by us and our subsidiaries.

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

In May 1995, through our wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, we entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants. In May 2002, we purchased the 20% interest in Outback Steakhouse International, L.P. that we did not own.

In June 1999, we entered into an agreement with Roy Yamaguchi, the founder of Roy’s restaurants (“Roy’s”), through our wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, to develop and operate future Roy’s worldwide. Roy’s is an upscale casual restaurant featuring “Hawaiian Fusion” cuisine. There were two Roy’s in the continental United States, six Roy’s in Hawaii, two Roy’s in Japan and one Roy’s in Guam at December 31, 2006, in which we do not have an economic interest.

In October 1999, we purchased three Fleming’s Prime Steakhouse and Wine Bar (“Fleming’s”) restaurants through our wholly owned subsidiary, OS Prime, Inc., a Florida corporation. Fleming’s is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef as well as fresh seafood, pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. Through September 1, 2004, we had an agreement to develop and operate Fleming’s with our partners in Outback/Fleming’s LLC (the “LLC”), which is a consolidated entity. In January 2003, we acquired two Fleming’s from the founders of Fleming’s pursuant to an asset purchase agreement dated October 1, 1999. In September 2004, we exercised our option to purchase an additional 39% interest in the LLC after the twentieth restaurant was opened.  We now own a 90% interest in the LLC.

In 2000, through our wholly owned subsidiary, OS Southern, Inc., a Florida corporation, we opened one Lee Roy Selmon’s (“Selmon’s”) restaurant as a developmental format. The second Lee Roy Selmon’s opened in 2003, the third opened in 2005 and the fourth and fifth opened in 2006.

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

In August 2002, we opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant. It was opened as a developmental format through our wholly owned subsidiary, OS Tropical, Inc., a Florida corporation, and with our joint venture partner, Cheeseburger Holding Company, LLC. In July 2005, Cheeseburger Holding Company, LLC transferred to OS Tropical, Inc. its 40% interest in Cheeseburger in Paradise, LLC. OS Tropical, Inc. is now the sole owner of Cheeseburger in Paradise, LLC, the entity that owns and develops Cheeseburger in Paradise restaurants. In addition, in July 2005, the sublicense agreement between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC was amended and restated to change the royalty paid by Cheeseburger in Paradise, LLC from 2.0% to 4.5% of net sales. Since 2002, we have continued to open additional Cheeseburger in Paradise restaurants and have 38 locations as of December 31, 2006. Cheeseburger in Paradise features gourmet hamburgers and sandwiches, as well as retail merchandise inspired by Jimmy Buffett.

In September 2003, we entered into an agreement to develop and operate Paul Lee’s Chinese Kitchen (“Paul Lee’s”) restaurants through our wholly owned subsidiary, OS Cathay, Inc., a Florida corporation, and with our joint venture partner, PLCK Holdings, LLC. Paul Lee’s was a casual, suburban restaurant serving moderately priced traditional Chinese dishes. Two Paul Lee’s opened in 2004, and two opened in 2005. In January 2006, we entered into an agreement in principle to sell our interest in the Paul Lee’s joint venture to our partner, but, that sale was not completed.  All of the Paul Lee’s were closed in 2006.

On August 1, 2006, we opened our first Blue Coral Seafood and Spirits (“Blue Coral”) restaurant in Newport Beach, California. We entered into an agreement in July 2005 to form a limited liability company to develop and operate Blue Coral restaurants. The limited liability company is 75% owned by our wholly owned subsidiary, OS USSF, Inc., a Florida corporation, and 25% owned by F-USFC, LLC, which is 95% owned by a minority interest holder in our Fleming’s Prime Steakhouse and Wine Bar joint venture. Blue Coral is an upscale casual seafood restaurant that serves dinner only and features fresh seafood entrees and spirits with a vodka bar.

CONCEPTS AND STRATEGIES

Our restaurant system includes full-service restaurants with several types of ownership structures. At December 31, 2006, the system included restaurant formats and ownership structures as listed in the following table:

	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba’s Italian Grills	Bonefish Grills	Fleming’s Prime Steakhouses	Roy’s	Cheeseburger In Paradise	Blue Coral Seafood and Spirits	Lee Roy Selmon’s	Total

Company-owned	679	118	229	112	45	23	38	1	5	1,250
Development joint venture	1	15	-	-	-	-	-	-	-	16
Franchise	106	29	-	7	-	-	-	-	-	142
Total	786	162	229	119	45	23	38	1	5	1,408

Outback restaurants serve dinner only on weeknights; however, many locations also serve an “early dinner” (opening as early as noon, but using the same dinner menu) on one or both days of the weekend. Outback features a limited menu of high quality, uniquely seasoned steaks, prime rib, chops, ribs, chicken, seafood and pasta and also offers specialty appetizers, including the signature “Bloomin’ Onion,” desserts and full liquor service. Carrabba’s Italian Grill restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba’s Italian Grill also offers specialty appetizers, desserts, coffees and full liquor service. Fleming’s restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming’s also offers several specialty appetizers and desserts and a full service bar. The majority of Roy’s restaurants serve dinner only and feature a limited menu of “Hawaiian Fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy’s also offers several specialty appetizers, desserts and full liquor service. Selmon’s serves lunch and dinner and features “Southern Style” comfort food. Selmon’s also offers appetizers, desserts and full liquor service. Bonefish Grill serves dinner only and features a variety of fresh grilled fish complemented by a variety of sauces. Bonefish Grill also offers specialty appetizers, desserts and full liquor service. Cheeseburger in Paradise serves dinner only on weeknights, is open for lunch and dinner on weekends and features gourmet hamburgers and sandwiches. Cheeseburger in Paradise also offers appetizers, desserts, full liquor service and retail merchandise inspired by Jimmy Buffett. Blue Coral Seafood and Spirits serves dinner only and features fresh seafood entrees and spirits with a vodka bar.

We believe that we differentiate our Outback Steakhouse, Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Lee Roy Selmon’s, Bonefish Grill, Blue Coral Seafood and Spirits and Cheeseburger in Paradise restaurants by:

•	emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

•	attracting a diverse mix of customers through casual and upscale dining atmospheres emphasizing highly attentive service;

•	hiring and retaining experienced restaurant management by providing general managers the opportunity to purchase an interest in the cash flows of the restaurants they manage; and

•	limiting service to dinner only for the majority of our locations (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and employees.

OUTBACK STEAKHOUSE:

Menu.  The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork chops, chicken, seafood and pasta. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve the quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine and Australian beer. Alcoholic beverages account for approximately 12.5% of domestic Outback Steakhouses’ revenues. The price range of appetizers is $2.99 to $8.99 and the price range of entrees is $7.49 to $29.99. The average check per person was approximately $18.00 to $21.00 during 2006. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouses also offer a low-priced children’s menu, and certain Outback Steakhouses also offer a separate menu offering larger portions of prime beef with prices ranging from $22.99 to $31.99.

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

CARRABBA’S ITALIAN GRILL:

Menu.  The Carrabba’s Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 16% of Carrabba’s revenues. The price range of appetizers is $6.99 to $11.00 and the price of entrees is $10.99 to $22.00 with nightly specials ranging from $9.49 to $26.99. The average check per person was approximately $20.00 to $22.00 during 2006. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

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

BONEFISH GRILL:

Menu.  The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees, several specialty appetizers and desserts. In addition to full bar service, Bonefish offers a specialty martini list. Alcoholic beverages account for approximately 26% of Bonefish’s revenue. The price range of entrees is $12.50 to $26.00. Appetizers range from $5.50 to $14.90. The average check per person was approximately $24.50 to $26.50 during 2006.

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

FLEMING’S PRIME STEAKHOUSE AND WINE BAR:

Menu.  The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming’s offers a selection of over 100 quality wines available by the glass. Alcoholic beverages account for approximately 32% of Fleming’s revenue. The price range of entrees is $20.50 to $37.95. Appetizers generally range from $6.50 to $15.95 and side dishes range from $4.95 to $11.50. The average check per person was approximately $70.00 to $80.00 during 2006.

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

ROY’S:

Menu.  Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian Fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Alcoholic beverages account for approximately 28% of Roy’s revenue. In addition to full bar service, Roy’s offers a large selection of quality wines. The price range of entrees is $21.00 to $65.00. Appetizers range from $8.00 to $26.00. The average check per person was approximately $50.00 to $60.00 during 2006.

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

CHEESEBURGER IN PARADISE:

Menu.  The Cheeseburger in Paradise menu offers a signature cheeseburger, traditional American favorites, fresh fish dishes, and Caribbean and New Orleans style creations. Each Cheeseburger offers a Tiki Bar with an extensive drink menu, including a variety of frozen drinks, as well as live entertainment. Alcoholic beverages account for approximately 25% of Cheeseburger’s revenue. The price range of entrees is $6.45 to $15.99. Appetizers range from $2.45 to $12.95. The average check per person was approximately $12.50 to $13.50 during 2006.

Casual Atmosphere.  Cheeseburger offers a casual dining experience in an island setting. The exterior is a Key West-style structure. The interior is island décor and nautical sports paraphernalia scattered throughout weathered woods, sailcloth, tin roofs, thatch and bamboo.

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

LEE ROY SELMON’S:

Menu.  The Lee Roy Selmon’s menu features southern comfort cooking, including meatloaf, barbecue ribs, pork and chicken. Selmon’s also offers desserts and a children’s menu. Alcoholic beverages account for approximately 16% of Selmon’s revenue. The price range of entrees is $7.49 to $20.99. Appetizers range from $6.99 to $11.49. The average check per person was approximately $16.00 to $18.00 during 2006.

Casual Atmosphere.  Selmon’s features a dining room and sports bar, complemented by Lee Roy Selmon and other sports memorabilia. Televisions are located throughout the bar and restaurant.

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

EXPANSION

During the year ended December 31, 2006, we added 11 domestic Outback Steakhouses to our restaurant system as a result of the opening of 18 Company-owned restaurants and two franchise locations and the closing of nine Company-owned restaurants. Also, we added 22 international Outback Steakhouses as a result of the opening of 20 Company-owned restaurants, two franchise locations and two development joint venture restaurants and the closing of two franchise locations. We added 30 Bonefish Grills as a result of the opening of 29 Company-owned restaurants and one franchise location. In addition, we added the following Company-owned restaurants to our restaurant system: 29 Carrabba’s Italian Grills, six Fleming’s, three Roy’s, 12 Cheeseburger in Paradise restaurants, two Lee Roy Selmon’s restaurants and one Blue Coral restaurant. In 2006, we closed one Company-owned Bonefish Grill, one Cheeseburger in Paradise and the four remaining Paul Lee’s restaurants.

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture funds its portion of the costs of new restaurants through a line of credit that we guarantee (see “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interest is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority interest.”

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

Site Selection. We currently lease approximately 70% of our restaurant sites. Our leased sites are generally located in strip shopping centers; however, we do build freestanding buildings on leased properties. In the future, we expect to construct a significant number of freestanding restaurants on owned or leased sites. We expect 40% to 50% of new restaurants to be freestanding locations, of which approximately 10% to 20% will be on owned property and 80% to 90% will be on leased property. We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted.

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

A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 38 tables and seats approximately 166 people. The bar area includes four tables and bar seating with a capacity for approximately 25 people.

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

Lee Roy Selmon’s five locations range from 6,700 to 10,000 square feet and feature a dining room and full service liquor bar. The dining area of Lee Roy Selmon’s consists of approximately 30 to 46 tables and seats approximately 125 people. The bar area includes 16 to 18 tables and bar seating with a capacity for approximately 85 to 105 people.

RESTAURANT LOCATIONS

As of December 31, 2006, we had 1,408 system-wide restaurants (including a total of 786 domestic Outback Steakhouses, 162 international Outback Steakhouses, 229 Carrabba’s Italian Grills, 119 Bonefish Grills, 45 Fleming’s Prime Steakhouse and Wine Bars, 23 Roy’s, five Lee Roy Selmon’s, one Blue Coral Seafood and Spirits and 38 Cheeseburger in Paradise restaurants) in the 50 states and 20 international countries detailed below:

Company-Owned
Alabama	23	Kansas	14	New Jersey	29	Utah	6
Arizona	33	Kentucky	17	New Mexico	6	Vermont	1
Arkansas	10	Louisiana	19	New York	43	Virginia	60
California	14	Maine	1	North Carolina	60	West Virginia	8
Colorado	28	Maryland	38	North Dakota	1	Wisconsin	11
Connecticut	11	Massachusetts	22	Ohio	49	Wyoming	2
Delaware	3	Michigan	38	Oklahoma	15
Florida	190	Minnesota	11	Pennsylvania	41	Canada	10
Georgia	47	Mississippi	2	Rhode Island	2	Hong Kong	5
Hawaii	7	Missouri	20	South Carolina	37	Japan	11
Idaho	1	Montana	1	South Dakota	2	South Korea	88
Illinois	31	Nebraska	8	Tennessee	36	Philippines	2
Indiana	30	Nevada	15	Texas	78	Puerto Rico	2
Iowa	7	New Hampshire	4

Franchise and Development Joint Venture
Alabama	1	North Carolina	1	Australia	2	Malaysia	2
Alaska	1	Ohio	1	Bahamas	1	Mexico	4
California	61	Oregon	8	Brazil	14	Philippines	1
Florida	1	Pennsylvania	1	Canada	3	Singapore	1
Idaho	5	South Carolina	1	China	2	Taiwan	2
Mississippi	6	Tennessee	4	Costa Rica	1	Thailand	1
Montana	2	Washington	21	Guam	1	United Kingdom	6
				Indonesia	2	Venezuela	1

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 17 of Notes to Consolidated Financial Statements.

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

Advertising and Marketing. We use radio and television advertising in selected markets for Outback, Carrabba’s and Bonefish where it is cost-effective. Historically, our goal has been to develop a sufficient number of restaurants in each market we serve to permit the cost-effective use of radio and television advertising. Our upscale casual restaurants are less dependent on broadcast media and more dependent on site visibility and local marketing. We engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to increase public awareness of our restaurants.

GENERAL MANAGER AND AREA OPERATING PARTNER PROGRAMS

The general manager of each Company-owned domestic Outback, Carrabba’s, Bonefish, Selmon’s, and Cheeseburger restaurant is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 10% interest in the restaurant he or she is employed to manage. The general manager of each Company-owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a 6% interest in the restaurant he or she is employed to manage. The chef of each Company-owned Fleming’s and Roy’s is required, as a condition of employment, to sign a five-year employment agreement and is required for Fleming’s to purchase a 2% interest and for Roy’s to purchase a 5% interest in the restaurant. We require each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. To date, the purchase price for the 10% interest in Outback, Carrabba’s, Bonefish, Cheeseburger and Lee Roy Selmon’s and the 6% interest in Fleming’s and Roy’s has been fixed at $25,000, and the purchase price for chef partners ranges from $10,000 to $15,000, which may be refundable under certain conditions as defined in the employment agreement. This interest gives the general manager and chef the right to receive a percentage of their restaurant’s annual cash flows for the duration of the agreement. During the term of employment, each general manager and chef are prohibited from selling or otherwise transferring his or her interest, and after the term of employment, any sale or transfer of that interest is subject to certain rights of first refusal as defined in the employment agreement. In addition, each general manager and chef are required to sell his or her interest to his or her employer or our general partners upon termination of employment on terms set forth in his or her employment agreement. In the first quarter of 2006, we implemented changes to our general manager partner and chef partner program that are effective for all new general manager partner and chef partner employment agreements signed after March 1, 2006. Upon completion of each five-year term of employment, the general managers and chefs will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. All general manager and chef partners then under contract were given an opportunity to elect participation in the new plan and substantially all partners converted. Future cash funding requirements of the deferred compensation program will vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants.

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

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater financial and other resources than ours. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, local, regional, national or international economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs, energy costs, consumer perceptions of food safety and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

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

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2006, there were 106 domestic franchised Outback Steakhouses and 29 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3.0% to 4.0% of gross restaurant sales. In addition, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

At December 31, 2006, there were seven domestic franchised Bonefish Grills. Four of the unaffiliated domestic franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 4.0% of gross restaurant sales. Three of the seven domestic franchised locations are located in Washington and have a modified method for paying royalties. Royalty payments can range from 0.0% to 4.0% depending on sales volumes. In addition, under the terms of the franchise agreement, until such time as we establish a national advertising fund or a regional advertising cooperative, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales. Once we establish a national advertising fund or a regional advertising cooperative, covered domestic franchisees will be required to contribute, on a monthly basis, 3.5% of gross restaurant sales to the fund or cooperative in lieu of local advertising.

There were no unaffiliated franchises of Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Cheeseburger in Paradise, Lee Roy Selmon’s, or Blue Coral Seafood and Spirits at December 31, 2006.

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

EMPLOYEES

We employ approximately 116,000 persons, approximately 700 of whom are corporate personnel employed by OSI Restaurant Partners, Inc. Approximately 5,100 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 700 corporate employees, approximately 105 are in management and 595 are administrative or office employees. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our Outback Steakhouse, Carrabba’s Italian Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Cheeseburger in Paradise, Bonefish Grill, Blue Coral Seafood and Spirits and Lee Roy Selmon’s service marks and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several other of our menu items, and the “No Rules. Just Right.,” “Aussie Mood. Awesome Food.” and other advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

GOVERNMENT REGULATION

Our restaurants are subject to various federal, state, local and international laws affecting our business as more fully described in this Form 10-K in Item 1A., Risk Factors.

AVAILABLE INFORMATION

We make available and free of charge through our website at www.osirestaurantpartners.com copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information contained in this Form 10-K. The risks and uncertainties described below are not the only risks we face. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially affect our business. If any of the following risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected.

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

Competition for Customers, Real Estate, Employees, and Supplies May Affect Profit Margins

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with greater financial and other resources than ours. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, nutritional and dietary trends, attitudes about alcohol consumption, local, regional, national or international economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased prices for food, marketing costs and effectiveness, labor and benefit costs, energy costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular. There is also active competition for management personnel as well as attractive suitable real estate sites.

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

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and working conditions. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage or other changes in these laws could increase our labor costs. Specifically, minimum wage increases in certain states, including Florida, Nevada, Colorado, New York, Missouri, Arizona, Ohio, California, Hawaii, Connecticut, Arkansas and North Carolina are expected to occur in 2007, which could significantly increase our “Labor and other related” expenses.

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

Increased Commodity, Energy and other Costs Could Adversely Affect Our Business

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities, including, among other things, beef, chicken, seafood, butter, cheese and produce. Prices may be affected due to the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our profit margins.

The performance of our restaurants is also adversely affected by increases in the price of utilities on which the restaurants depend, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We utilized derivative instruments to mitigate our exposure to material increases in natural gas prices between November 2006 and October 2007. We are not applying hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

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

Unfavorable Publicity Could Harm Our Business

Our business could be negatively affected by publicity resulting from complaints or litigation, either against us or other restaurant companies, alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns. Regardless of the validity of any such allegations, unfavorable publicity relating to any number of restaurants or even a single restaurant could adversely affect public perception of the entire brand.

Additionally, unfavorable publicity towards a food product generally could negatively impact our business. For example, publicity regarding health concerns or outbreaks of disease in a food product, such as bovine spongiform encephalopathy (also known as “mad cow” disease), could reduce demand for our menu offerings. These factors could have a material adverse affect on our business.

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

Statement on Inherent Limitations in Control Systems and Possibility of Misstatement

Our management does not expect that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. Because of inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Failure to Complete the Proposed Merger with Our Investor Group Could Adversely Affect Our Business

On November 5, 2006, we entered into a definitive agreement to be acquired by an investor group for $40.00 per share in cash. There is no assurance that our shareholders will approve the merger agreement or that other closing conditions will be satisfied. We are subject to several risks as a result of this merger agreement, including the following:

•
If the proposed merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed merger will be completed;

•	Certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed merger is not completed;
•
Under circumstances defined in the merger agreement, we may be required to pay a termination fee of $25,000,000 to $45,000,000 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000, if the merger agreement is terminated;

•	Additional shareholder lawsuits may be filed against us in connection with the merger agreement;
•	Our management and employees’ attention may have been diverted from day-to-day operations;
•	Shareholders will receive $40.00 per share of our common stock in cash despite any changes in the market value of our common stock;
•	The terms of the financing for the proposed merger may change; and
•	A failed merger may result in negative publicity and/or a negative impression of us in the investment community.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 70% of our restaurant sites domestically and 98% of our restaurant sites internationally. In the future, we intend to continue to construct and own a significant number of new restaurants on owned or leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for one or more additional terms. All of our leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and a portion of lessors’ operating costs.  See page 13 for a listing of restaurant locations.

As of December 31, 2006, we lease approximately 152,000 square feet of office space in Tampa, Florida, under a lease expiring in 2014 (with the exception of approximately 16,000 square feet which expires in 2008). Our executive offices are located in approximately 140,000 square feet of that space, and we sublease the remaining 12,000 square feet.

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

On November 7, 2006, a stockholder complaint was filed as a purported class action on behalf of all of our public stockholders, against us, each of our directors, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. The complaint is captioned Charter Township of Clinton Police and Fire Retirement System v. OSI Restaurant Partners, Inc., Chris T. Sullivan, Robert D. Basham, A. William Allen, III, John A. Brabson, Jr., W.R. "Max" Carey, Jr., Debbie Fields, General (Ret.) Tommy Franks, Thomas A. James, Lee Roy Selmon, Toby S. Wilt, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners, Case No. 06-CA-010348 Div. B. The plaintiff alleges that it is an owner of our common stock. The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits our management expected to invest in the proposed transaction at the expense of our public stockholders. Among other things, the complaint seeks to enjoin us, our directors and the other defendants from proceeding with or consummating the merger. Bain Capital Partners, LLC and Catterton Partners are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Based on the facts known to date, we and other defendants believe that the claim asserted is without merit and intend to defend this suit vigorously.  The absence of an injunction prohibiting the consummation of the merger is a condition to the closing of the merger.

On January 30, 2007, a stockholder complaint was filed individually and as a purported class action on behalf of our injured stockholders against us, each of our directors, Timothy Gannon, Bain Capital Partners LLC, Catterton Management Company, LLC, Paul E. Avery, Joseph J. Kadow and Dirk A. Montgomery in the Court of Chancery of the State of Delaware in and for New Castle County.   The complaint is captioned Robert Mann v. Chris T. Sullivan, Robert D. Basham, A. William Allen III, Debbi Fields, Thomas A. James, John A. Brabson, Jr., General (Ret) Tommy Franks, Lee Roy Selmon, Toby S. Wilt, Timothy Gannon, Bain Capital Partners, LLC, Catterton Management Company, LLC, Paul E. Avery, Joseph J. Kadow, Dirk A. Montgomery and OSI Restaurant Partners, Inc.  The complaint alleges, among other things, that our directors and Mr. Avery, Mr. Kadow and Mr. Montgomery breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits our founders and certain members of our management who are expected to invest in Kangaroo Holdings, Inc. at the expense of our public stockholders. Bain Capital and Catterton are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Among other things, the complaint seeks to enjoin us, our directors and the other defendants from proceeding with or consummating the merger. Based on the facts known to date, the defendants believe that the claim asserted is without merit and intend to defend this suit vigorously. The absence of an injunction prohibiting the consummation of the merger is a condition to the closing of the merger.

As previously reported, in 2006, in connection with our customary review of the results of international operations, we discovered that employees of Aussie Chung, Ltd., our 82% owned subsidiary in South Korea, may have made improper payments to government officials. Following that discovery, our Audit Committee engaged outside counsel to investigate the matter, and we voluntarily reported this matter to the staff of the Securities and Exchange Commission and the U.S. Department of Justice. Following the investigation, the chief executive officer, chief operating officer and director of treasury of Aussie Chung resigned as employees and from all offices they held with that company and, in the case of the chief executive officer and chief operating officer, from its board of directors. No other employees of Aussie Chung and no members of our management outside South Korea were implicated in the improper payments. In November 2006, we acquired the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea in order to relinquish all relations associated with the minority owners of Aussie Chung, Ltd.

In January 2007, the staff of the SEC notified us that its inquiry regarding this matter has been terminated without a recommendation for an enforcement action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “OSI.” The following table sets forth, for the years ended December 31, 2006 and 2005, the high and low per share prices of our common stock as reported by the NYSE and the quarterly dividends declared:

	2006			2005
			DIVIDENDS			DIVIDENDS
	HIGH	LOW	DECLARED	HIGH	LOW	DECLARED
First Quarter	$48.28	$38.34	$0.13	$47.75	$43.30	$0.13
Second Quarter	44.10	33.90	0.13	46.35	40.34	0.13
Third Quarter	34.93	27.30	0.13	46.75	35.54	0.13
Fourth Quarter	40.55	31.33	0.13	42.03	34.45	0.13

As of February 26, 2007, there were 1,460 holders of record of our common stock.

Our Board of Directors declared our first quarterly dividend in October 2002 of $0.12 for each share of our common stock and has continued to declare quarterly dividends since that time. However, as a result of the proposed merger transaction, we do not intend to declare dividends in the second quarter of 2007 and thereafter. If the merger is not completed, then we will continue to base future dividend decisions on a number of factors, including our operating results and financial requirements. If we were to continue to pay dividends at the current dividend rate, the annual dividend payment would be between $38,000,000 and $40,000,000, depending on the shares outstanding during the respective quarters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for additional discussion regarding our dividend payment.

See Item 12 in Part III of this report for certain information about common stock that may be issued under our equity compensation plans as of December 31, 2006.

Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended December 31, 2006, we issued approximately 16,860 shares of our common stock at $32.38 per share to five of our area operating partners for their interests in two Outback Steakhouses, one Carrabba’s Italian Grill and two Roy’s restaurants.  The aggregate value of the shares was approximately $546,000.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Our Board of Directors approved a grant of 50,000 shares of restricted common stock to the Chief Marketing Officer of our Outback Steakhouse brand as an inducement grant in connection with her hiring, effective October 1, 2006. These shares were not issued under any existing stock plan. Under the terms of the grant, all of the shares will vest on October 1, 2011 unless this employee is terminated after October 1, 2009 for other than “cause,” as defined in the employment agreement, at which time 50% of the shares will vest. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the fourth quarter of the year ended December 31, 2006:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs (1)
October 1, 2006 - October 31, 2006	-		-	2,154,000
November 1, 2006 - November 30, 2006	-		-	2,305,000
December 1, 2006 - December 31, 2006	-		-	2,583,000
Total	-		-	2,583,000
____________
(1)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through December 31, 2006, approximately 9,997,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2006, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

CORPORATE HEADQUARTERS

OSI Restaurant Partners, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607

SHAREHOLDER INFORMATION

Exchange: New York Stock Exchange

Listed Security: OSI common stock

REPORTS ON FORM 10-K

A copy of our Annual Report to the Securities and Exchange Commission on Form 10-K is available to shareholders at no charge on the Internet at www.sec.gov or will be furnished to any shareholder without charge upon written request or by visiting our website at www.osirestaurantpartners.com. Address written requests to the Investor Relations Department at: OSI Restaurant Partners, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

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

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP, Tampa, Florida.

COMPANY NEWS

Our news releases, including quarterly earnings announcements, are available through the Investor Relations section of our website or through our Toll Free Investor Hotline. To receive a faxed copy of recent news releases, call 877-733-6774. This service is available 24 hours a day, seven days a week. For additional Company information, visit our website at www.osirestaurantpartners.com.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operation, included in Item 7 of this report.

	YEARS ENDED DECEMBER 31,
	2006	2005	2004 (1)	2003	2002
	(Dollar amounts in thousands, except per share data)
Statements of Income Data:
Revenues
Restaurant sales	$3,919,776	$3,590,869	$3,197,536	$2,654,541	$2,277,823
Other revenues	21,183	21,848	18,453	17,786	17,915
Total revenues	3,940,959	3,612,717	3,215,989	2,672,327	2,295,738
Costs and expenses
Cost of sales	1,415,459	1,315,340	1,203,107	987,866	857,998
Labor and other related (2)	1,087,258	930,356	817,214	670,798	572,567
Other restaurant operating	885,562	783,745	667,797	537,854	450,339
Depreciation and amortization	151,600	127,773	104,767	85,076	73,357
General and administrative (2)	234,642	197,135	174,047	138,063	121,114
Hurricane property losses	-	3,101	3,024	-	-
Provision for impaired assets and restaurant closings	14,154	27,170	2,394	5,319	5,689
Contribution for "Dine Out for Hurricane Relief"	-	1,000	1,607	-	-
Income from operations of unconsolidated affiliates	(5)	(1,479)	(1,725)	(6,015)	(5,904)
Total costs and expenses	3,788,670	3,384,141	2,972,232	2,418,961	2,075,160
Income from operations	152,289	228,576	243,757	253,366	220,578
Other income (expense), net	7,950	(2,070)	(2,104)	(1,100)	(3,322)
Interest income	3,312	2,087	1,349	1,479	2,529
Interest expense	(14,804)	(6,848)	(3,629)	(1,810)	(1,317)
Income before provision for income taxes and
elimination of minority interest	148,747	221,745	239,373	251,935	218,468
Provision for income taxes	41,812	73,808	78,622	85,214	76,904
Income before elimination of minority interest	106,935	147,937	160,751	166,721	141,564
Elimination of minority interest	6,775	1,191	9,180	2,476	(1,592)
Income before cumulative effect of a change in accounting principle	100,160	146,746	151,571	164,245	143,156
Cumulative effect of a change in accounting principle (net of taxes) (3)	-	-	-	-	(740)
Net income	$100,160	$146,746	$151,571	$164,245	$142,416

(CONTINUED...)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004 (1)	2003	2002
	(Dollar amounts in thousands, except per share data)
Basic earnings per common share
Income before cumulative effect of a change in accounting principle	$1.35	$1.98	$2.05	$2.18	$1.87
Cumulative effect of a change in accounting principle (net of taxes) (3)	-	-	-	-	(0.01)
Net income	$1.35	$1.98	$2.05	$2.18	$1.86

Diluted earnings per common share
Income before cumulative effect of a change in accounting principle	$1.31	$1.92	$1.95	$2.10	$1.80
Cumulative effect of a change in accounting principle (net of taxes) (3)	-	-	-	-	(0.01)
Net income	$1.31	$1.92	$1.95	$2.10	$1.79

Basic weighted average number of common shares outstanding	73,971	73,952	74,117	75,256	76,734
Diluted weighted average number of common shares outstanding	76,213	76,541	77,549	78,393	79,312
Balance Sheet Data:
Working capital (deficit)	$(248,991)	$(219,291)	$(185,893)	$(121,307)	$12,777
Total assets	2,258,587	2,009,498	1,733,392	1,497,619	1,374,402
Long-term debt	174,997	90,623	59,900	9,550	14,436
Minority interest in consolidated entities	36,929	44,259	48,092	52,885	43,166
Stockholders' equity	1,221,213	1,144,420	1,047,111	968,419	922,393
Cash dividends per common share	$0.52	$0.52	$0.52	$0.49	$0.12
__________________
(1)
In 2004, we adopted FIN 46R, “Consolidation of Variable Interest Entities,” and began consolidating variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

(2)
In 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value based method requires us to expense all stock-based employee compensation. We have adopted SFAS No. 123R using the modified prospective method. Accordingly, we have expensed all unvested and newly granted stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been retrospectively adjusted.

(3)
In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and in accordance with the transitional impairment provision of SFAS No. 142, we recorded the cumulative effect of a change in accounting principle of $740,000, net of taxes of approximately $446,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, more than 1,400 system-wide restaurants and 2006 annual revenues for Company-owned stores exceeding $3.9 billion. We operate in all 50 states and in 20 countries internationally, predominantly through Company-owned stores, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular users who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties.

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

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

•	Average unit volumes - a per store calculated average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;
•	Operating margins - store revenues after deduction of the main store-level operating costs (including cost of sales, restaurant operating expenses, and labor and related costs);
•	System-wide sales - a total sales volume for all company-owned, franchise and unconsolidated joint venture stores, regardless of ownership to interpret the health of our brands; and
•
Same-store or comparable sales - a year-over-year comparison of sales volumes for stores that are open in both years in order to remove the impact of new openings in comparing the operations of existing stores.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW (CONTINUED)

Our 2006 financial results included:

•	Growth of consolidated revenues by 9.1% to $3.9 billion;
•	110 new unit openings across all brands;
•
Decline in net income by 31.7% to $100.2 million, caused by a decrease in comparable store sales, increases in restaurant operating expenses and a significant increase in stock-based compensation costs including:

▪	Conversion costs related to the implementation of the new Partner Equity Program;
▪	Ongoing costs from the Partner Equity Program;
▪	Stock option expenses resulting from the implementation of a new accounting standard; and
▪	Restricted stock grants to managing partners and certain members of senior management.

Our consolidated operating results are affected by the growth of our newer brands. As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics. Labor and related expenses as a percentage of restaurant sales are higher at our new format stores than have typically been experienced at Outback Steakhouses. However, cost of sales as a percentage of restaurant sales at those stores is lower than those at Outback. These trends are expected to continue with our planned development of stores in 2007.

Revenues from restaurant sales for the year ended December 31, 2006 increased 9.2% compared with the same period in 2005. This increase was primarily driven by new unit openings as we experienced a softening of sales in our existing restaurants in the second, third and fourth quarters. This trend affected the casual dining segment as a whole and impacted all of our restaurant brands and certain international locations.

On November 5, 2006, we entered into a definitive agreement to be acquired by an investor group comprised of Bain Capital Partners, LLC, Catterton Partners and Company founders Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, for $40.00 per share in cash. Our Board of Directors approved the merger agreement and recommended that our shareholders adopt the agreement.

Our industry’s challenges and risks include, but are not limited to, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, economic conditions and commodity pricing. Additionally, our planned development schedule is subject to risk because of rising real estate and construction costs, and our results are affected by consumer tolerance of price increases. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

At December 31, 2006, the OSI Restaurant Partners, Inc. restaurant system included the following:

	(Domestic) Outback Steakhouses	(International) Outback Steakhouses	Carrabba’s Italian Grills	Bonefish Grills	Fleming’s Prime Steakhouses	Roy’s	Cheeseburger In Paradise	Blue Coral Seafood and Spirits	Lee Roy Selmon’s	Total

Company-owned	679	118	229	112	45	23	38	1	5	1,250
Development joint venture	1	15	-	-	-	-	-	-	-	16
Franchise	106	29	-	7	-	-	-	-	-	142
Total	786	162	229	119	45	23	38	1	5	1,408

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

We derive no direct income from operations of franchised restaurants other than initial franchise fees and ongoing royalties, which are included in “Other revenues.”

Management’s Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION (CONTINUED)

The following tables set forth, for the periods indicated: (i) the percentages that the items in our Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated; and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Revenues
Restaurant sales	99.5%	99.4%	99.4%
Other revenues	0.5	0.6	0.6
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.1	36.6	37.6
Labor and other related (1)	27.7	25.9	25.6
Other restaurant operating (1)	22.6	21.8	20.9
Depreciation and amortization	3.8	3.5	3.3
General and administrative	6.0	5.5	5.4
Hurricane property losses	-	0.1	0.1
Provision for impaired assets and restaurant closings	0.4	0.8	0.1
Contribution for "Dine Out for Hurricane Relief"	-	*	*
Income from operations of unconsolidated affiliates	(* )	(* )	(0.1)
Total costs and expenses	96.1	93.7	92.4
Income from operations	3.9	6.3	7.6
Other income (expense), net	0.2	(0.1)	(0.1)
Interest income	0.1	0.1	*
Interest expense	(0.4)	(0.2)	(0.1)
Income before provision for income taxes and
elimination of minority interest	3.8	6.1	7.4
Provision for income taxes	1.1	2.0	2.4
Income before elimination of minority interest	2.7	4.1	5.0
Elimination of minority interest	0.2	*	0.3
Net income	2.5%	4.1%	4.7%
__________________
(1)	As a percentage of restaurant sales.
*     Less than 1/10 of one percent of total revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION (CONTINUED)

System-wide sales grew by 7.9% in 2006 and by 11.8% in 2005. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. The two components of system-wide sales, including those of OSI Restaurant Partners, Inc. and those of franchisees and development joint ventures, are provided in the following tables:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
OSI RESTAURANT PARTNERS, INC. RESTAURANT
SALES (in millions):
Outback Steakhouses
Domestic	$2,260	$2,238	$2,198
International	308	258	189
Total	2,568	2,496	2,387
Carrabba's Italian Grills	649	580	483
Bonefish Grills	311	224	130
Fleming's Prime Steakhouse and Wine Bars	188	150	109
Other restaurants	204	141	89
Total Company-owned restaurant sales	$3,920	$3,591	$3,198

Management’s Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION (CONTINUED)

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

These sales do not represent sales of OSI Restaurant Partners, Inc., and are presented only as an indicator of the changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
FRANCHISE AND DEVELOPMENT JOINT
VENTURE SALES (in millions):
Outback Steakhouses
Domestic	$359	$362	$341
International	106	113	97
Total	465	475	438
Carrabba's Italian Grills	-	-	-
Bonefish Grills	16	11	11
Other restaurants	-	-	-
Total franchise and development joint venture sales (1)	$481	$486	$449
Income from franchise and development joint ventures (2)	$21	$20	$16
__________________
(1)	Franchise and development joint venture sales are not included in Company revenues as reported in the Consolidated Statements of Income.
(2)
Represents the franchise royalty and portion of total income included in the Consolidated Statements of Income in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

Management’s Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION (CONTINUED)

	DECEMBER 31,
	2006	2005	2004
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	679	670	652
Company-owned - international	118	88	69
Franchised and development joint venture - domestic	107	105	104
Franchised and development joint venture - international	44	52	56
Total	948	915	881
Carrabba's Italian Grills
Company-owned	229	200	168
Bonefish Grills
Company-owned	112	86	59
Franchised and development joint venture	7	4	4
Total	119	90	63
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	45	39	31
Roy’s
Company-owned	23	20	18
Cheeseburger in Paradise
Company-owned	38	27	10
Lee Roy Selmon’s
Company-owned	5	3	2
Blue Coral Seafood and Spirits
Company-owned	1	-	-
Paul Lee's Chinese Kitchens
Company-owned	-	4	2
System-wide total	1,408	1,298	1,175

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

REVENUES

Restaurant sales. Restaurant sales increased by 9.2% in 2006 as compared with 2005 and by 12.3% in 2005 as compared with 2004. The 2006 increase in restaurant sales was attributable to additional revenues of approximately $202,433,000 from the opening of new restaurants after December 31, 2005 and revenues of approximately $18,449,000 from the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants. This increase was partially offset by decreases in sales at existing restaurants. The 2005 increase in restaurant sales was attributable to increases in sales at existing restaurants and additional revenues of approximately $192,798,000 from the opening of new restaurants after December 31, 2004. The following table includes additional activities that influenced the changes in restaurant sales at domestic Company-owned restaurants for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Average restaurant unit volumes (in thousands):
Outback Steakhouses	$3,348	$3,397	$3,435
Carrabba's Italian Grills	3,053	3,168	3,061
Bonefish Grills	3,058	3,090	3,041
Fleming's Prime Steakhouse and Wine Bars	4,512	4,527	4,357
Roy's	3,774	3,767	3,472
Operating weeks:
Outback Steakhouses	35,230	34,313	33,304
Carrabba's Italian Grills	11,082	9,538	8,228
Bonefish Grills	5,306	3,783	2,234
Fleming's Prime Steakhouse and Wine Bars	2,172	1,725	1,302
Roy's	1,132	998	941
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	0.7%	4.0%	2.4%
Carrabba's Italian Grills	1.0%	2.4%	1.5%
Bonefish Grills	1.5%	3.0%	3.0%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-1.5%	-0.8%	2.7%
Carrabba's Italian Grills	-1.1%	6.0%	3.3%
Bonefish Grills	0.4%	4.3%	7.5%
Fleming's Prime Steakhouse and Wine Bars	4.3%	11.5%	17.1%
Roy's	1.0%	5.0%	11.5%
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming’s and Roy’s as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, decreased by $665,000 to $21,183,000 in 2006 as compared with $21,848,000 in 2005. This decrease primarily resulted from lower franchise fees and royalties for Outback Steakhouse International as a result of the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants. Other revenues increased by $3,395,000 to $21,848,000 in 2005 as compared with $18,453,000 in 2004. This increase resulted primarily from higher franchise fees and royalties from stores operated as franchises during 2005 as compared to 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 0.5% of restaurant sales to 36.1% in 2006 as compared with 36.6% in 2005. This decrease in cost of sales as a percentage of restaurant sales was attributable to an increase in menu prices and to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses.  Decreases in dairy, chicken and international beef costs during 2006 compared with 2005 were partially offset by higher produce and seafood costs. Cost of sales decreased by 1.0% of restaurant sales to 36.6% in 2005 as compared with 37.6% in 2004. Decreases in cost of sales were attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants that have lower cost of goods sold ratios than Outback Steakhouses. In addition, menu price increases reduced cost of sales as a percentage of restaurant sales and increases in commodity costs for beef and chicken during the period were partially offset by decreases in certain dairy and produce costs, particularly butter, cheese, onions and potatoes.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners. Labor and other related expenses increased by 1.8% of restaurant sales to 27.7% in 2006 as compared with 25.9% in 2005. Of the increase, approximately 0.6% was attributable to conversion costs related to the implementation of the new Partner Equity Program and 0.7% resulted from ongoing costs from the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard and restricted stock grants to managing partners. The total costs associated with implementation of the Partner Equity Program caused a corresponding $27,468,000 increase in the “Partner deposit and accrued buyout liability” balance in our Consolidated Balance Sheet as of December 31, 2006 as compared to December 31, 2005. Additionally, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, minimum wage increases and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills, increased labor and other related expenses as a percentage of restaurant sales compared to 2005. This increase was partially offset by a decrease in distribution expense to managing partners. Labor and other related expenses increased by 0.3% of restaurant sales to 25.9% in 2005 as compared with 25.6% in 2004. The increase was attributable to a minimum wage increase in New York, Illinois and Florida, restricted stock expense for managing partners and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Other operating expenses as a percentage of restaurant sales increased by 0.8% to 22.6% in 2006 as compared with 21.8% in 2005. This increase resulted from higher utility, supplies and repair and maintenance costs, declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills. Other operating expenses as a percentage of restaurant sales increased by 0.9% to 21.8% in 2005 as compared with 20.9% in 2004. This increase resulted from an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills, as well as higher utility costs, increased advertising expenses and increased expenditures for other supplies.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

COSTS AND EXPENSES (CONTINUED)

Depreciation and amortization. Depreciation and amortization costs as a percentage of total revenues increased 0.3% to 3.8% in 2006 compared with 3.5% in 2005. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills during 2006 and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.  Depreciation and amortization costs as a percentage of total revenues increased 0.2% to 3.5% in 2005 compared with 3.3% in 2004. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes at domestic Outback Steakhouses during the year, the continued rollout of a new point of sale system to our Outback Steakhouse restaurants, remodeling of restaurants and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative expenses increased by $37,507,000 to $234,642,000 in 2006 as compared with $197,135,000 in 2005. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $4,063,000 of compensation expense recognized for restricted stock benefits for certain members of senior management that was not recognized last year and $5,320,000 of stock options expensed as a result of the implementation of a new accounting standard. Also, during 2006 we incurred $1,072,000 of expense from writing off investments in new Cheeseburger in Paradise restaurant developments that were discontinued due to the anticipation that there would not be a favorable return on the investments, $3,900,000 of consulting expenses for reviewing branding and strategic initiatives, $2,900,000 of professional fees related to the proposed merger transaction and a gain of $317,000 in the cash surrender value of life insurance. These increases were offset by the reduction of $2,100,000 in compensation expense associated with our Chief Executive Officer recognized during the first quarter of 2005, which did not recur in 2006. General and administrative expenses increased by $23,088,000 to $197,135,000 in 2005 as compared with $174,047,000 in 2004. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from approximately $2,100,000 in compensation expense recognized in the first quarter of 2005 associated with our new Chief Executive Officer, approximately $2,373,000 of compensation expense for restricted stock benefits for certain members of senior management, approximately $1,000,000 in administrative costs for the Paul Lee’s Chinese Kitchen operations and carrying costs of approximately $2,840,000 associated with the acquisition of designation rights from Chi-Chi’s in 2004. These increases were partially offset by a reduction of $3,200,000 in consulting fees paid for supply chain management projects in 2004 that did not recur in 2005.

Hurricane property losses. During 2005, hurricanes caused property losses of $3,101,000. During August and September 2004, four hurricanes caused property losses of $3,024,000, which included $1,300,000 from the destruction of the Outback Steakhouse restaurant in the Cayman Islands. We have decided not to reopen this location.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

COSTS AND EXPENSES (CONTINUED)

Provision for impaired assets and restaurant closings. During 2006, we recorded a provision for impaired assets and restaurant closings of $14,154,000 which included the following charges: $569,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,707,000 for the closing of six domestic Outback Steakhouse restaurants, $1,574,000 for the impairment of three international Outback Steakhouse restaurants, $3,468,000 for the impairment of three Carrabba’s Italian Grill restaurants, $2,055,000 for the closing of one Cheeseburger in Paradise restaurant and $1,855,000 for the impairment of two Cheeseburger in Paradise restaurants, $868,000 for the closing of one Bonefish Grill restaurant and $423,000 for the impairment of two Bonefish Grill restaurants that were sold in the second quarter, $704,000 for the loss associated with certain non-restaurant operations and $931,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen.

During 2005, we recorded a provision for impaired assets and restaurant closings of $27,170,000, which included $7,581,000 for an impairment charge against the deferred license fee related to certain non-restaurant operations, $14,975,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen, $1,992,000 for the impairment of two Bonefish Grill restaurants in Washington, $816,000 for the impairment of two domestic Outback Steakhouse restaurants and $1,806,000 for the closing of five domestic Outback Steakhouse restaurants. Two of these Outback restaurants closed during 2005, and the other three closed in 2006.

During 2004, we recorded a provision for impaired assets and restaurant closings of $2,394,000, which included $415,000 for the impairment of two domestic Outback Steakhouse restaurants, $1,893,000 for one Outback Steakhouse restaurant closing in Japan (which includes $812,000 of goodwill written off for this location), and $86,000 for one Carrabba’s Italian Grill restaurant closing.

Contribution for “Dine Out for Hurricane Relief.” This line item represents our $1,000,000 contribution for “Dine for America,” a fundraising effort in October 2005 to provide support to the victims of hurricanes and also our 2004 contribution of 100% of sales proceeds of $1,607,000 from one day’s sales in Florida for hurricane relief after four storms damaged the state in a very short period of time in 2004.

Income from operations of unconsolidated affiliates. Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures decreased by $1,474,000 to $5,000 in 2006 as compared with $1,479,000 in 2005. This decrease is due to losses of $2,699,000 incurred on our investment in Kentucky Speedway, LLC during 2006. This decrease is partially offset by expenses resulting from the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil during the first quarter of 2005, which did not recur in 2006. This decrease is also offset by a $574,000 write-down of an Outback Steakhouse operated as a joint venture in Pennsylvania during the second quarter of 2005. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. Income from development joint ventures decreased by $246,000 to $1,479,000 in 2005 as compared with $1,725,000 in 2004. This decrease was attributable primarily to a write-down in the second quarter of 2005 of approximately $574,000 of an Outback Steakhouse operated as a joint venture in Pennsylvania. Operating performance issues and our inability to obtain more favorable lease terms resulted in a decision not to extend the lease for this restaurant past the initial term. Additionally, this decrease was attributable to the adoption of a buyout program for managing and area operating partners in certain Outback Steakhouses in our joint venture in Brazil. The cumulative decrease was partially offset by continued improvement in our Brazilian joint venture.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

COSTS AND EXPENSES (CONTINUED)

Income from operations. Income from operations decreased by $76,287,000 to $152,289,000 in 2006 as compared to $228,576,000 in 2005 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, conversion costs related to the implementation of the Partner Equity Program, stock-based compensation expenses resulting from the implementation of a new accounting standard, the provision for impaired assets and restaurant closings and the changes in the relationships between revenues and expenses discussed above. Income from operations decreased by $15,181,000 to $228,576,000 in 2005 as compared to $243,757,000 in 2004 as a result of the increase in revenues, the changes in the relationship between revenues and expenses discussed above, the opening of new restaurants, the provision for impaired assets and restaurant closings and the 2005 and 2004 “Dine Out for Hurricane Relief” contributions.

Other income (expense), net. Other income (expense) represents the net of revenues and expenses from non-restaurant operations. Net other income was $7,950,000 in 2006 compared with net other expense of $2,070,000 in 2005 and net other expense of $2,104,000 in 2004. The increase in other income (expense) primarily relates to a gain of $5,165,000 recorded during the second quarter of 2006 for amounts recovered in accordance with the terms of a lease termination agreement and a gain of $2,785,000 recorded during the fourth quarter of 2006 for amounts received from a sale of land in Tampa, Florida.

Interest income. Interest income was $3,312,000 in 2006 as compared with $2,087,000 in 2005 and $1,349,000 in 2004. Interest income increased due to higher interest rates on short-term investment balances. Interest income for the years ended December 31, 2006, 2005 and 2004 included interest of approximately $1,764,000, $1,131,000 and $583,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $14,804,000 in 2006 as compared with $6,848,000 in 2005 and $3,629,000 in 2004. The increase in interest expense is due to higher average debt balances. Interest expense for the years ended December 31, 2006, 2005 and 2004 included approximately $1,764,000, $1,131,000 and $590,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee. The year-to-year changes in interest expense also resulted from changes in short-term interest rates and changes in borrowing needs as funds were needed to finance various acquisitions in 2006 including: the acquisition of ten Outback Steakhouse restaurants from our franchisee in Eastern Canada, the acquisition of the remaining minority ownership interests in 36 Carrabba’s restaurants, the acquisition of additional ownership interest in one Carrabba’s restaurant, the acquisition of the remaining minority ownership interests in nine Bonefish Grill restaurants and the acquisition of the remaining minority ownership interests in 88 Outback Steakhouse restaurants in South Korea.

Provision for income taxes. The provision for income taxes in all three years presented reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 28.1% in 2006, 33.3% in 2005 and 32.8% in 2004. The decline in the effective tax rate in 2006 compared to 2005 was primarily due to an increase in FICA tax credits for employee-reported tips as a percentage of income before provision for income taxes and a higher percentage of profits in lower-taxed jurisdictions. The increase in the effective tax rate from 2004 to 2005 resulted from the tax effect of additional nondeductible executive compensation and a charge for nondeductible goodwill impairment.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

COSTS AND EXPENSES (CONTINUED)

Elimination of minority interest. The allocation of minority owners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests in certain restaurants in which we have a controlling interest. As a percentage of revenues, the income allocations were 0.2% in 2006 compared with less than 0.1% in 2005 and 0.3% in 2004.  The charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen caused the decrease in the elimination of minority interest as a percentage of revenues in 2005.

Net income and earnings per common share. Net income for 2006 was $100,160,000, a decrease of 31.7% from net income of $146,746,000 in 2005. Basic earnings per common share decreased to $1.35 for 2006 compared with $1.98 for 2005 as a result of the decrease in net income and the increase in basic weighted average shares outstanding of approximately 19,000 shares. Basic weighted average shares outstanding increased as a result of the issuance of shares under stock option plans, partially offset by common stock repurchases. Diluted earnings per common share decreased to $1.31 for 2006 compared with $1.92 for 2005 as a result of the decrease in net income and partially offset by the decrease in diluted weighted average shares outstanding of approximately 328,000 shares. The decrease in diluted weighted average shares outstanding was primarily due to the reduced number of dilutive options outstanding and was partially offset by the effect of contingently issuable shares related to the PEP Stock Plan for 2006 compared with 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Net cash provided by operating activities	$368,214	$364,114	$308,976
Net cash used in investing activities	(354,236)	(323,782)	(290,307)
Net cash used in financing activities	(3,998)	(43,433)	(33,584)
Net increase (decrease) in cash and cash equivalents	$9,980	$(3,101)	$(14,915)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology and also use capital for acquisitions of franchisees and joint venture partners. We require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled $315,235,000, $327,862,000 and $254,871,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective. As of December 31, 2006, there were approximately 347 domestic restaurants and two international restaurants developed on land that we owned.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the period ended December 31, 2006 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(195,989)	$(391,978)	$(587,966)
Decrease in cash provided by operating activities	(36,944)	(73,888)	(110,832)

The estimates above are based on the assumption that earnings before income taxes, depreciation and amortization decrease approximately $0.19 for every $1.00 decrease in restaurant sales. These numbers are estimates only and do not consider other measures we could implement were such decreases in revenue to occur.

We have formed joint ventures to develop Outback Steakhouses in Brazil and the Philippines. We are also developing Company-owned restaurants internationally in Puerto Rico, South Korea, Hong Kong, Eastern Canada and Japan.

In January 2005, we executed a lease termination agreement to vacate a premises occupied by a Company-owned Outback Steakhouse. In accordance with the terms of this agreement, we vacated the restaurant and terminated its lease in June 2006. We received $6,014,000 and recorded a gain of $5,165,000 on the disposal of this restaurant during the second quarter of 2006, which is included in the line item “Other income (expense), net” in our Consolidated Statements of Income.

On October 11, 2005 we executed a sale agreement for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse was operated. Pursuant to the agreement if the sale is consummated after the inspection and title and survey contingency periods, we will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and will be provided space in a new development to operate an Outback Steakhouse. The purchaser will pay us an additional $5,000,000 if plans for the new restaurant are not agreed upon prior to the closing date. In October 2006, a fire occurred at this Outback Steakhouse, and we recorded an impairment charge of $447,000 for the closing of this restaurant. This event does not affect the sale agreement, and, at this time, we do not intend to rebuild the restaurant before the closing date of the sale.

On October 26, 2005, our Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase closed in December 2005. On December 5, 2006, we sold approximately 41.5 acres of this property for $17,300,000 and an escrow for site work improvements valued at $7,500,000. We kept approximately 4.5 acres of land for the development of three restaurants and recorded a gain of $2,785,000 in the line item “Other income (expense), net” in our Consolidated Statements of Income during the fourth quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In the first quarter of 2006, we implemented changes to our general manager partner program that are effective for all new general manager partner and chef partner employment agreements signed after March 1, 2006. Upon completion of each five-year term of employment, the general managers and chefs will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. We will require the use of capital to fund this new Partner Equity Plan as each general managing partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the first two years of the plan, without considering the effects of the proposed merger. All general manager and chef partners then under contract were given an opportunity to elect participation in the new plan and substantially all partners converted. Future cash funding requirements will vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

On November 5, 2006, we entered into a definitive agreement to be acquired by an investor group comprised of Bain Capital Partners, LLC, Catterton Partners and our founders Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, for $40.00 per share in cash (the “Merger Consideration”). Our Board of Directors, on the unanimous recommendation of a Special Committee of independent directors, approved the merger agreement and recommended that our shareholders adopt the agreement.

The total transaction value, including assumed debt, is approximately $3.2 billion. The transaction is expected to close prior to the end of April 2007, and is subject to approval of our shareholders (other than those managers investing in the acquisition) and customary closing conditions.  The transaction is not subject to a financing condition.

After the effective time of the proposed merger, we will continue our current operations, except that we will cease to be an independent public company, and our common stock will no longer be traded on the New York Stock Exchange.

The merger agreement contains certain termination rights. The merger agreement provides that in certain circumstances, upon termination, we may be required to pay a termination fee of $25,000,000 to $45,000,000 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000. Also under certain circumstances, upon termination, we may be entitled to receive a termination fee of $45,000,000.

Merger expenses of approximately $2,900,000 for the year ended December 31, 2006 were included in the line item “General and administrative” expenses in our Consolidated Statements of Income and reflect primarily the professional service costs incurred in connection with the proposed merger transaction.

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

On November 8, 2006, we acquired the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea.  The total acquisition price was approximately $34,872,000, of which $17,831,000 was paid in cash to the sellers, $14,041,000 was paid in satisfaction of amounts outstanding under loans previously made by us to the sellers and $3,000,000 was placed into an interest-bearing escrow account. The escrowed monies are to provide a source for indemnification against claims of misrepresentation or breach of warranty and payment of certain expenses.  We expect the allocation of the purchase price to the assets and liabilities acquired will be finalized in fiscal 2007, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. We completed this acquisition to sever all relationships with the minority owners of Aussie Chung, Ltd.

On December 13, 2006, we negotiated a lump sum of $750,000 as settlement of a $1,454,000 note receivable from the owner of certain non-restaurant operations. We recorded the resulting loss of $704,000 in the line item “Provision for impaired assets and restaurant closings” in our Consolidated Statements of Income during the third quarter of 2006.

CREDIT FACILITIES

Effective March 10, 2006, we amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 5.35% to 5.36% at December 31, 2006). At December 31, 2006, the unused portion of the line of credit was $71,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At December 31, 2006, we were in compliance with these debt covenants.

Effective March 10, 2006, we also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At December 31, 2006, we were in compliance with these debt covenants. There were no draws outstanding on this line of credit as of December 31, 2006 and 2005, however, $25,072,000 and $20,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

On October 12, 2006, we entered into a short-term uncollateralized line of credit agreement that has a maximum borrowing amount of $50,000,000 and a maturity date of March 2007. The line permits borrowing at an interest rate 55 basis points over the LIBOR Market Index Rate at the time of each draw. The credit agreement contains certain restrictions and conditions as defined in the agreement. At December 31, 2006, we were in compliance with these debt covenants. There were no draws outstanding on this line of credit as of December 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CREDIT FACILITIES

We have notes payable with banks bearing interest at rates ranging from 5.27% to 6.29% and from 4.95% to 6.06% at December 31, 2006 and 2005, respectively, to finance development of our restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of December 31, 2006 maturing at dates ranging from January 2007 to October 2007. As of December 31, 2006 and 2005, the combined outstanding balance was approximately $39,700,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At December 31, 2006 and 2005, collateralized notes totaled approximately $41,360,000 and $34,326,000, respectively. We have been pre-approved by these banks for additional borrowings of approximately $15,900,000 and $4,800,000 at December 31, 2006 and 2005, respectively.

Effective September 28, 2006, we established an uncollateralized note payable at a principal amount of 10,000,000,000 Korean won, which bears interest at 1.25% over the Korean Stock Exchange 3-month certificate of deposit rate (5.85% as of December 31, 2006).  The proceeds of this note were used to refinance approximately 9,000,000,000 Korean won of short-term borrowings and to pay estimated 2006 corporate income taxes of 1,000,000,000 Korean won.  The note is denominated and payable in Korean won and matures in September 2009.  As of December 31, 2006, the outstanding principle on this note was approximately $10,629,000. The note contains certain restrictions and conditions as defined in the agreement that require our Korean subsidiary to maintain a ratio of debt to equity equal to or less than 2.5 to 1.0 and to maintain a ratio of bank borrowings to total assets equal to or less than 0.4 to 1.0.  At December 31, 2006, we were in compliance with these debt covenants.

We have notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,300,000 and $3,100,000 at December 31, 2006 and 2005, respectively, and bear interest at 1.40% and at 0.86% at December 31, 2006 and 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of December 31, 2006 maturing in September 2007. As of December 31, 2006 and 2005, outstanding balances totaled approximately $5,114,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of December 31, 2006 and 2005, Outback Japan had borrowed approximately $9,096,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 1.19%, with draws as of December 31, 2006 maturing from February 2007 to June 2007. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. At December 31, 2006, we were in compliance with these debt covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CREDIT FACILITIES (CONTINUED)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matured in December 2006, and Outback Japan amended it to extend the maturity of the line until the earlier of March 31, 2007 or the date on which the acquisition of us by the investor group is final.  All other material provisions of the agreement remained the same. As of December 31, 2006 and 2005, Outback Japan had borrowed approximately $3,921,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 1.17%, with draws as of December 31, 2006 maturing in January 2007. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. At December 31, 2006, we were in compliance with these debt covenants.

As of December 31, 2006 and 2005, we had approximately $7,993,000 and $8,424,000, respectively, of notes payable at interest rates ranging from 2.07% to 7.75% and from 2.07% to 7.00%, respectively. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

In August 2005, we entered into a sale-leaseback arrangement for five of our properties. Pursuant to this arrangement, we sold these properties for a total of $6,250,000, including $1,250,000 for tenant improvements. We then leased the sites back for a 30-year term and will make lease payments on the first day of each calendar month. Since this transaction does not qualify for sale-leaseback accounting treatment, we have recorded the proceeds in our Consolidated Balance Sheets as long-term debt. During the fourth quarter of 2006, we determined that we will not be leasing one of the sites and reduced the amount of the long-term debt recorded by the original book value of the site, including tenant improvements of $1,325,000, to $4,925,000. We do not have any further obligations with this site.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through December 31, 2006, the margin over LIBOR rates charged to us on future amounts drawn under the line will continue to be 0.125% higher than our base margin unless: (i) outstanding debt balances decrease by more than $114,700,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 12.2%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $120,800,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 10.3%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $164,800,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 25.2%; or (iii) our net worth decreased approximately 13.5%.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. The outstanding balance on the line of credit at December 31, 2006 and 2005 was approximately $32,083,000 and $31,283,000, respectively, and is included in our Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

We expect that our capital requirements through the end of 2007 will be met by cash flows from operations and, to the extent needed, advances on our lines of credit. If the proposed merger is approved by our shareholders, the terms of our credit agreements may change significantly, and we may have substantially more debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

DEBT GUARANTEES (CONTINUED)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2006, the outstanding balance on the line of credit was approximately $24,349,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs (as defined in the agreement, and including our covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors. At December 31, 2006, we were in compliance with the debt covenants.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, we would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in favor of OSI Restaurant Partners, Inc. These agreements provide that if we are required to perform our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture. RY-8 was in violation of certain of its debt covenants. We have received a waiver from the bank of our guarantee obligation solely relating to this violation.

We are the guarantor on $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which we have a 22.5% equity interest and for which we operate catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. At December 31, 2006 and 2005, the outstanding balance on the bonds was approximately $63,300,000.

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

As part of the amended guarantee, we and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. We are obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, we have made additional working capital contributions and loans to this affiliate in payments totaling $5,503,000. Of this amount, $1,867,000 was loaned during 2006 and $1,392,000 was loaned in 2005. In addition, based on current operating performance, we anticipate making additional contributions in 2007 of approximately $1,500,000 to $2,000,000. This affiliate is expected to incur further operating losses at least through 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

DEBT GUARANTEES (CONTINUED)

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

Our Korean subsidiary is the guarantor of debt owed by landlords of two of our Outback Steakhouse restaurants in Korea. We are obligated to purchase the building units occupied by our two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of December 31, 2006. Under the terms of the guarantees, our monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances. The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016. The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000 as of December 31, 2006. If we were required to perform under either guarantee, we would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,900,000. As a result, we have not recognized a liability related to these guarantees in accordance with FIN 45. We have various depository and banking relationships with the lender, including several outstanding notes payable.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2006, are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt (including current portion)	$269,956	$60,381	$46,448	$158,202	$4,925
Operating leases	641,039	99,168	181,121	151,040	209,710
Unconditional purchase obligations (1)	643,478	636,207	7,271	-	-
Partner deposit and accrued buyout liability (2)	118,470	15,546	39,464	54,899	8,561
Other long-term liabilities (3)	49,864	-	17,368	11,631	20,865
Commitments (4)	2,100	-	-	-	2,100
Contingent merger commitments (5)	10,760	10,760	-	-	-
Total contractual obligations	$1,735,667	$822,062	$291,672	$375,772	$246,161

DEBT GUARANTEES
Maximum availability of debt guarantees	$81,285	$-	$35,000	$42,085	$4,200
Amount outstanding under debt guarantees	78,217	-	32,083	41,934	4,200
Carrying amount of liabilities	34,578	-	32,083	2,495	-
______________
(1)
We have minimum purchase commitments with various vendors through June 2009. Outstanding commitments consist primarily of minimum purchase levels of beef, butter, cheese and other food products related to normal business operations as well as contracts for advertising, marketing, sports sponsorships, printing and technology.

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

(3)
Other long-term liabilities reflected on our Consolidated Balance Sheet are long-term insurance estimates, long-term incentive plan compensation for certain of our officers, amounts owed to managing partners and chef partners under our partner equity plans and litigation (see Notes 5 and 8 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K).

(4)	Commitments represent the remaining guaranteed minimum amounts of long-term incentive plan compensation for certain of our officers that has not been recorded in other long-term liabilities.
(5)
Contingent merger commitments include a merger transaction fee that will be payable if the proposed merger is approved by our shareholders. If the proposed merger is not approved, we will be required to pay a termination fee of $25,000,000 to $45,000,000 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000.

We expect that our working capital and capital expenditure requirements through the next 12 months will be met by cash flow from operations and, to the extent needed, advances on our line of credit. (See Note 7 of Notes to Consolidated Financial Statements). If the proposed merger is approved by our shareholders, the terms of our credit agreements may change significantly, and we may have substantially more debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through December 31, 2006, approximately 9,997,000 shares of our common stock have been issued as the result of stock option exercises. As of December 31, 2006, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

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

On January 23, 2007, our Board of Directors declared a quarterly dividend of $0.13 per share of our common stock. The dividend is payable March 2, 2007 to shareholders of record as of February 16, 2007.  As a result of the proposed merger transaction, we do not intend to declare dividends in the second quarter of 2007 and thereafter. If the merger is not completed, then we will continue to base future dividend decisions on a number of factors, including our operating results and financial requirements. If we were to continue to pay dividends at the current dividend rate, the annual dividend payment would be between $38,000,000 and $40,000,000, depending on the shares outstanding during the respective quarters. We would pay the dividend with cash flow from operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

OPERATING LEASES — Rent expense for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.

IMPAIRMENT OF LONG-LIVED ASSETS — We assess the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

INSURANCE RESERVES — We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2006	2007
Workers' Compensation	$1,000,000	$1,500,000
General Liability (1)	1,500,000	1,500,000
Health (2)	300,000	300,000
Property Coverage	7,500,000	5,000,000	(3)
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)
We are self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. In 2007, we retain the first $100,000 of payable losses under the plan as an additional deductible.

(3)
In 2007, we have a 25% quota share participation of any loss excess of $5,000,000 up to $20,000,000 each occurrence and a 50% quota share participation of any loss excess of $20,000,000 up to $50,000,000 each occurrence.

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and insurance company. Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.

REVENUE RECOGNITION — We record revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when we have substantially performed all of our material obligations under the franchise agreement. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned. These revenues are included in the line “Other revenues” in the Consolidated Statements of Income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

PRINCIPLES OF CONSOLIDATION — The Consolidated Financial Statements include the accounts and operations of OSI Restaurant Partners, Inc. and our affiliated partnerships in which we are a general partner and own a controlling financial interest. We consolidate variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We consolidate a limited liability company affiliated with our California franchisees that holds a line of credit that we guarantee.  The consolidated financial statements also include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Income entitled “Elimination of minority interest.” All material intercompany balances and transactions have been eliminated.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS — In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales taxes collected from customers on a net basis. We do not expect the adoption of EITF 06-3 to impact our method for presenting sales taxes in our financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED) — In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At December 31, 2006, outstanding borrowings under our revolving lines of credit bear interest at 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $154,000,000 outstanding balance under these lines at December 31, 2006 was 6.00%. At December 31, 2006, outstanding borrowings under our Japanese lines of credit bear interest at either 45 to 65 basis points over LIBOR or LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The weighted average effective interest rate on the approximately $13,017,000 outstanding balance at December 31, 2006 was 1.18%. Notes payable of approximately $5,114,000 to Japanese banks bear interest at 1.40%. Notes payable of approximately $50,329,000 to South Korean banks bear interest at rates ranging from 5.27% to 6.29% at December 31, 2006.

At December 31, 2006 and 2005, our total debt, excluding consolidated guaranteed debt, was approximately $235,378,000 and $154,065,000, respectively. Should interest rates based on our average borrowings through December 31, 2006 increase by one percentage point, our estimated annual interest expense would increase by approximately $2,277,000 over amounts reported for the year ended December 31, 2006.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to Japanese and South Korean banks of approximately $18,131,000 and $50,329,000, respectively, at December 31, 2006 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $42,211,000 and $24,802,000 as of December 31, 2006 and 2005, respectively.

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. We utilized derivative instruments to mitigate our exposure to material increases in natural gas prices between November 2006 and October 2007. We are not applying hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	DECEMBER 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$94,856	$84,876
Short-term investments	681	1,828
Inventories	87,066	68,468
Deferred income tax assets	22,092	43,697
Other current assets	110,501	80,739
Total current assets	315,196	279,608
Property, fixtures and equipment, net	1,548,926	1,387,700
Investments in and advances to unconsolidated affiliates, net	26,269	21,397
Deferred income tax assets	69,952	23,340
Goodwill	150,278	112,627
Intangible assets	26,102	11,562
Other assets	89,914	142,114
Notes receivable collateral for franchisee guarantee	31,950	31,150
	$2,258,587	$2,009,498

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS, CONTINUED (IN THOUSANDS)

	DECEMBER 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$165,674	$117,273
Sales taxes payable	22,978	17,761
Accrued expenses	97,134	96,692
Current portion of partner deposit and accrued buyout liability	15,546	15,175
Unearned revenue	186,977	170,785
Income taxes payable	15,497	17,771
Current portion of long-term debt	60,381	63,442
Total current liabilities	564,187	498,899
Partner deposit and accrued buyout liability	102,924	72,900
Deferred rent	73,895	61,509
Long-term debt	174,997	90,623
Guaranteed debt	34,578	31,283
Other long-term liabilities	49,864	65,605
Total liabilities	1,000,445	820,819
Commitments and contingencies
Minority interests in consolidated entities	36,929	44,259
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 75,127 and 74,854 shares outstanding as
of December 31, 2006 and 2005, respectively	788	788
Additional paid-in capital	269,872	293,368
Retained earnings	1,092,271	1,057,944
Accumulated other comprehensive income	8,388	384
Unearned compensation related to outstanding restricted stock	-	(40,858)
	1,371,319	1,311,626
Less treasury stock, 3,623 and 3,896 shares at December 31, 2006
and 2005, respectively, at cost	(150,106)	(167,206)
Total stockholders’ equity	1,221,213	1,144,420
	$2,258,587	$2,009,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Revenues
Restaurant sales	$3,919,776	$3,590,869	$3,197,536
Other revenues	21,183	21,848	18,453
Total revenues	3,940,959	3,612,717	3,215,989
Costs and expenses
Cost of sales	1,415,459	1,315,340	1,203,107
Labor and other related	1,087,258	930,356	817,214
Other restaurant operating	885,562	783,745	667,797
Depreciation and amortization	151,600	127,773	104,767
General and administrative	234,642	197,135	174,047
Hurricane property losses	-	3,101	3,024
Provision for impaired assets and restaurant closings	14,154	27,170	2,394
Contribution for "Dine Out for Hurricane Relief"	-	1,000	1,607
Income from operations of unconsolidated affiliates	(5)	(1,479)	(1,725)
Total costs and expenses	3,788,670	3,384,141	2,972,232
Income from operations	152,289	228,576	243,757
Other income (expense), net	7,950	(2,070)	(2,104)
Interest income	3,312	2,087	1,349
Interest expense	(14,804)	(6,848)	(3,629)
Income before provision for income taxes and
elimination of minority interest	148,747	221,745	239,373
Provision for income taxes	41,812	73,808	78,622
Income before elimination of minority interest	106,935	147,937	160,751
Elimination of minority interest	6,775	1,191	9,180
Net income	$100,160	$146,746	$151,571

Basic earnings per common share
Net income	$1.35	$1.98	$2.05
Basic weighted average number of shares outstanding	73,971	73,952	74,117

Diluted earnings per common share
Net income	$1.31	$1.92	$1.95
Diluted weighted average number of shares outstanding	76,213	76,541	77,549

Cash dividends per common share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	COMPENSATION	STOCK	TOTAL
Balance, December 31, 2003	74,279	788	257,185	874,332	(2,078)	-	(161,808)	968,419
Purchase of treasury stock	(2,155)	-	-	-	-	-	(95,554)	(95,554)
Reissuance of treasury stock	1,643	-	-	(5,556)	-	-	50,538	44,982
Dividends ($0.49 per share)	-	-	-	(38,524)	-	-	-	(38,524)
Stock option income tax benefit	-	-	14,527	-	-	-	-	14,527
Stock option compensation expense	-	-	1,730	-	-	-	-	1,730
Net income	-	-	-	151,571	-	-	-	151,571
Foreign currency translation adjustment	-	-	-	-	(40)	-	-	(40)
Total comprehensive income	-	-	-	-	-	-	-	151,531
Balance, December 31, 2004	73,767	788	273,442	981,823	(2,118)	-	(206,824)	1,047,111
Purchase of treasury stock	(2,177)	-	-	-	-	-	(92,363)	(92,363)
Reissuance of treasury stock	2,220	-	(3,686)	(28,687)	-	-	88,280	55,907
Dividends ($0.52 per share)	-	-	-	(38,753)	-	-	-	(38,753)
Stock option income tax benefit	-	-	16,514	-	-	-	-	16,514
Stock option compensation expense	-	-	3,412	-	-	-	-	3,412
Issuance of restricted stock	1,044	-	3,686	(3,185)	-	(44,202)	43,701	-
Amortization of restricted stock	-	-	-	-	-	3,344	-	3,344
Net income	-	-	-	146,746	-	-	-	146,746
Foreign currency translation adjustment	-	-	-	-	2,502	-	-	2,502
Total comprehensive income	-	-	-	-	-	-	-	149,248
Balance, December 31, 2005	74,854	788	293,368	1,057,944	384	(40,858)	(167,206)	1,144,420
Reclassification upon adoption of SFAS No. 123R	-	-	(40,858)	-	-	40,858	-	-
Purchase of treasury stock	(1,419)	-	-	-	-	-	(59,435)	(59,435)
Reissuance of treasury stock	1,432	-	-	(25,340)	-	-	65,177	39,837
Dividends ($0.52 per share)	-	-	-	(38,896)	-	-	-	(38,896)
Stock option income tax benefit	-	-	8,058	-	-	-	-	8,058
Stock option compensation expense	-	-	10,245	-	-	-	-	10,245
Issuance of restricted stock	260	-	(9,761)	(1,597)	-	-	11,358	-
Amortization of restricted stock	-	-	8,820	-	-	-	-	8,820
Net income	-	-	-	100,160	-	-	-	100,160
Foreign currency translation adjustment	-	-	-	-	8,004	-	-	8,004
Total comprehensive income	-	-	-	-	-	-	-	108,164
Balance, December 31, 2006	75,127	$788	$269,872	$1,092,271	$8,388	$-	$(150,106)	$1,221,213

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$100,160	$146,746	$151,571
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	151,600	127,773	104,767
Provision for impaired assets and restaurant closings and hurricane losses	14,154	30,271	5,418
Stock-based compensation expense	70,642	13,474	7,495
Income tax benefit credited to equity	8,058	16,514	14,527
Excess income tax benefits from stock based compensation	(4,046)	-	-
Minority interest in consolidated entities’ income	6,775	1,191	9,180
Income from operations of unconsolidated affiliates	(5)	(1,479)	(1,725)
Benefit from deferred income taxes	(25,005)	(23,318)	(13,222)
(Gain) loss on disposal of property, fixtures and equipment and lease termination	(6,264)	3,605	4,102
Change in assets and liabilities, net of effects of acquisitions and FIN 46R consolidations:
Increase in inventories	(18,387)	(5,635)	(2,773)
Increase in other current assets	(30,932)	(19,686)	(11,884)
Increase in other assets	(147)	(10,301)	(20,440)
Increase in accounts payable, sales taxes payable and accrued expenses	52,578	28,415	29,025
Increase in deferred rent	12,386	12,099	8,123
Increase in unearned revenue	16,192	14,403	21,514
(Decrease) increase in income taxes payable	(2,274)	7,166	1,995
Increase in other long-term liabilities	22,729	22,876	1,303
Net cash provided by operating activities	368,214	364,114	308,976
Cash flows used in investing activities:
Purchase of investment securities	(5,632)	(5,568)	(60,125)
Maturities and sales of investment securities	6,779	5,165	79,524
Cash paid for acquisitions of businesses, net of cash acquired	(63,622)	(5,200)	(28,066)
Cash paid for designation rights	-	-	(42,500)
Capital expenditures	(315,235)	(327,862)	(254,871)
Proceeds from the sale of property, fixtures and equipment and lease termination	31,693	11,508	2,583
Proceeds from the sale of designation rights	-	-	11,075
Increase in cash from adoption of FIN 46R	-	-	1,080
Deposits to partner deferred compensation plans	(6,310)	-	-
Payments from unconsolidated affiliates	358	131	1,361
Distributions to unconsolidated affiliates	-	-	(121)
Investments in and advances to unconsolidated affiliates	(2,267)	(1,956)	(247)
Net cash used in investing activities	$(354,236)	$(323,782)	$(290,307)

 (CONTINUED...)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$371,787	$171,546	$124,723
Proceeds from minority interest contributions	3,323	8,635	5,100
Distributions to minority interest	(12,541)	(17,899)	(8,151)
(Decrease) increase in partner deposit and accrued buyout liability	(12,139)	11,830	10,798
Repayments of long-term debt	(294,147)	(141,084)	(71,369)
Proceeds from sale-leaseback transactions	-	5,000	-
Dividends paid	(38,896)	(38,753)	(38,524)
Excess income tax benefits from stock-based compensation	4,046	-	-
Payments for purchase of treasury stock	(59,435)	(92,363)	(95,554)
Proceeds from reissuance of treasury stock	34,004	49,655	39,393
Net cash used in financing activities	(3,998)	(43,433)	(33,584)
Net increase (decrease) in cash and cash equivalents	9,980	(3,101)	(14,915)
Cash and cash equivalents at the beginning of the period	84,876	87,977	102,892
Cash and cash equivalents at the end of the period	$94,856	$84,876	$87,977
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,582	$6,916	$3,683
Cash paid for income taxes, net of refunds	72,160	88,516	79,117
Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$6,083	$4,208	$1,833
Litigation liability and insurance receivable	(39,000)	39,000	-
Increase in guaranteed debt and investment in unconsolidated affiliate	2,495	-	-
Assets received for note	-	-	14,700
Debt assumed under FIN 46R	-	-	30,339
Issuance of restricted stock	9,761	44,202	-
Conversion of partner deposit and accrued buyout liability to notes	3,673	2,827	2,721

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION — OSI Restaurant Partners, Inc. (the “Company”) develops and operates casual dining restaurants primarily in the United States. The Company’s restaurants are generally organized as partnerships, with the Company as the general partner.

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

The Company consolidates variable interest entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Therefore, if the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity are included in the consolidated financial statements. The Company has ownership interests in 25 individual restaurants, which consist of six domestic Outback Steakhouses, 18 Carrabba’s Italian Grills and one Roy’s, which it consolidates, as it is the primary beneficiary of those restaurants.  The Company has ownership interests in one domestic Outback Steakhouse and in its joint ventures in Brazil and the Philippines that are not consolidated, as the Company is not the primary beneficiary.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION (CONTINUED) — The Company has a minority investment in an unconsolidated affiliate in which it has a 22.5% equity interest and for which it operates catering and concession facilities. Additionally, the Company guarantees a portion of the affiliate’s debt (see Note 7 of Notes to Consolidated Financial Statements). Although the Company holds an interest in this variable interest entity, the Company is not the primary beneficiary of this entity and therefore it is not consolidated.

The Company is a franchisor of 142 restaurants as of December 31, 2006, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated. However, the Company guarantees an uncollateralized line of credit that permits borrowing of up to $35,000,000, maturing in December 2008, for an entity affiliated with its California franchisees (see Note 7 of Notes to Consolidated Financial Statements). The limited liability company that holds this line of credit is a variable interest entity and is consolidated by the Company. This entity draws on its line of credit to loan funds to entities in California to purchase and/or build land and buildings for lease to individual Outback Steakhouse franchisees. Therefore, it holds as collateral the notes receivable and underlying assets from these corporations in offsetting amounts to the debt owed to the bank, which are both included in the Company’s Consolidated Balance Sheets.

REVISIONS AND RECLASSIFICATIONS — Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform with the 2006 presentation. The Company has revised its Consolidated Balance Sheet as of December 31, 2005 to reflect approximately $19,715,000 of accrued insurance in “Other long-term liabilities” and approximately $19,253,000 of other accrued expenses in “Accounts Payable.” Previously, the Company reported these amounts in “Accrued expenses.” The Company has also revised the Consolidated Statements of Cash Flows to reflect the line item “(Decrease) increase in partner deposit and accrued buyout liability” as financing cash flows rather than operating cash flows and reflected the conversion of partner deposits and accrued buyout liability to notes payable as a non-cash item. This revision caused “Net cash provided by operating activities” and “Net cash used in financing activities” to decrease by $9,003,000 and $8,077,000 for the years ended December 31, 2005 and 2004, respectively.  “Excess income tax benefits credited to equity” was presented separately in the 2006 presentation of cash flows from operating activities and had previously been included in the change in income taxes payable in the Consolidated Statements of Cash Flows. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS — Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less.

SHORT-TERM INVESTMENTS — The Company’s short-term investments, consisting primarily of high grade debt securities, are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, which approximates fair value at December 31, 2006. The Company owns no investments that are considered to be available-for-sale or trading securities. At December 31, 2006, all held-to-maturity securities had maturities of less than one year and are classified as current assets.

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, and short-term investments. The Company attempts to limit its credit risk associated with cash and cash equivalents and short-term investments by utilizing outside investment managers with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated A or higher, certificates of deposit, government obligations and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

INVENTORIES — Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company will periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2006 and 2005, inventories included advance purchases of approximately $57,660,000 and $27,185,000, respectively.

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

UNEARNED REVENUE — Unearned revenue represents the Company’s liability for gift cards and certificates that have been sold but not yet redeemed and are recorded at the redemption value. The Company recognizes restaurant sales and reduces the related deferred liability when gift cards and certificates are redeemed or the likelihood of the gift card or certificate being redeemed by the customer is remote (gift card breakage). As of December 31, 2006, the Company has determined that redemption of gift cards and certificates issued by the Outback, Carrabba’s and Bonefish concepts on or before three years prior to the balance sheet date is remote. The Company recognizes breakage income as a component of “Restaurant sales” in the Consolidated Statements of Income.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONSTRUCTION IN PROGRESS — The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $567,000, $378,000 and $207,000 in 2006, 2005 and 2004, respectively.

DERIVATIVES — The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas. The Company utilized derivative instruments to mitigate its exposure to material increases in natural gas prices between November 2006 and October 2007. It is not applying hedge accounting, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. The effects of these derivative instruments were immaterial to its financial statements for all periods presented.

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

DISTRIBUTION EXPENSE TO EMPLOYEE PARTNERS — The Company requires its general managers and area operating partners to enter into five-year employment agreements and purchase an interest in their restaurant’s annual cash flows for the duration of the agreement.  Payments made to managing partners pursuant to these programs are included in the line item “Labor and other related” expenses, and payments made to area operating partners pursuant to these programs are included in the line item “General and administrative” expenses in the Consolidated Statements of Income.

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

ADVERTISING COSTS — The Company’s policy is to report advertising costs as expenses in the year in which the costs are incurred or the first time the advertising takes place. The total amounts charged to advertising expense were approximately $151,173,000, $159,242,000 and $126,404,000 in 2006, 2005 and 2004, respectively.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME — For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates for the reporting period. Translation gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

STOCK-BASED COMPENSATION — Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value based method requires the Company to expense all stock-based employee compensation. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. The Company has adopted SFAS No. 123R using the modified prospective method. Accordingly, the Company has expensed all unvested and newly granted stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been retrospectively adjusted.

The incremental pre-tax stock-based compensation expense recognized for stock options due to the adoption of SFAS No. 123R for the year ended December 31, 2006 was approximately $10,245,000. Total stock-based compensation expense, including the incremental pre-tax stock-based compensation expense above, grants of other equity awards and employee partner stock buyout expense, was approximately $70,642,000, $13,474,000 and $7,495,000 with an associated tax benefit of approximately $25,941,000, $3,264,000 and $2,926,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not capitalize any stock-based compensation costs during the year ended December 31, 2006.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED) — Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the intrinsic value method. No stock-based employee compensation cost was reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share amounts using the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2005	2004
Net income	$146,746	$151,571
Stock-based employee compensation expense included in net income,
net of related taxes	7,092	4,576
Total stock-based employee compensation expense determined
under fair value based method, net of related taxes	(23,012)	(20,196)
Pro forma net income	$130,826	$135,951
Earnings per common share:
Basic	$1.98	$2.05
Basic - pro forma	$1.77	$1.83

Diluted	$1.92	$1.95
Diluted - pro forma	$1.72	$1.77

The preceding pro forma results were calculated using the Black-Scholes option pricing model. The following assumptions were used for the years ended December 31, 2005 and 2004, respectively: (1) risk-free interest rates of 4.22% and 3.63%; (2) dividend yield of 1.24% and 1.25%; (3) expected lives of 7.1 and 6.3 years; and (4) volatility of 28.9% and 30.0%. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes under SFAS No. 123R. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Results may vary depending on the assumptions applied within the model.

OSI Restaurant Partners, Inc.
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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS — In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact its method for presenting sales taxes in its financial statements.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS (CONTINUED) — In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

2. OTHER CURRENT ASSETS

Other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2006	2005
Income tax deposits	$41,091	$29,916
Accounts receivable	21,539	19,396
Accounts receivable - vendors	25,160	9,874
Accounts receivable - franchisees	3,601	1,777
Prepaid expenses	16,516	16,625
Deposits	2,094	2,651
Other current assets	500	500
	$110,501	$80,739

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, FIXTURES AND EQUIPMENT, NET

Property, fixtures and equipment consisted of the following (in thousands):
	DECEMBER 31,
	2006	2005
Land	$196,308	$200,394
Buildings and building improvements	806,863	689,056
Furniture and fixtures	295,848	231,608
Equipment	567,463	498,018
Leasehold improvements	383,939	345,640
Construction in progress	75,111	68,878
Less: accumulated depreciation	(776,606)	(645,894)
	$1,548,926	$1,387,700

The Company expensed repair and maintenance costs of approximately $95,000,000, $86,000,000 and $76,000,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $150,559,000, $126,115,000 and $104,013,000, respectively.

During 2005, the Company recorded an impairment charge of $7,581,000 against the deferred license fee receivable related to certain non-restaurant operations and an impairment charge of $14,975,000 for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen. The Company also recorded impairment charges for two Bonefish Grill restaurants and seven domestic Outback Steakhouse restaurants. Two of these Outback restaurants closed during 2005. The total provision for impaired assets and restaurant closings was $27,170,000 in 2005.

During 2006, the Company recorded impairment charges for eight domestic Outback Steakhouse restaurants, three international Outback Steakhouse restaurants, three Carrabba’s Italian Grill restaurants, three Cheeseburger in Paradise restaurants and three Bonefish Grill restaurants. Of these restaurants, six domestic Outback Steakhouses, one Bonefish Grill and one Cheeseburger in Paradise closed in 2006. The total provision for impaired assets and restaurant closings was $14,154,000 in 2006.

On October 11, 2005, the Company executed a sale agreement for certain land in Las Vegas, Nevada where a Company-owned Outback Steakhouse was operated. Pursuant to the agreement if the sale is consummated after the inspection and title and survey contingency periods, the Company will receive $8,800,000 on the closing date of the sale, which will be on or before March 31, 2008, and will be provided space in a new development to operate an Outback Steakhouse. The purchaser will pay the Company an additional $5,000,000 if plans for the new restaurant are not agreed upon prior to the closing date. In October 2006, a fire occurred at this Outback Steakhouse, and the Company recorded an impairment charge of $447,000 for the closing of this restaurant, (included in the total provision discussed above). This event does not affect the sale agreement, and, at this time, the Company does not intend to rebuild the restaurant before the closing date of the sale.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 is as follows (in thousands):

December 31, 2004	$109,028
Acquisitions (see Note 15 of Notes to Consolidated Financial Statements)	4,124
Acquisition adjustment	(525)
December 31, 2005	112,627
Acquisitions (see Note 15 of Notes to Consolidated Financial Statements)	37,832
Acquisition adjustment	(181)
December 31, 2006	$150,278

Intangible assets consisted of the following (in thousands):

	WEIGHTED AVERAGE
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2006	2005
Tradename (gross)	Indefinite	$13,100	$-
Trademarks (gross)	24	8,344	8,344
Less: accumulated amortization		(861)	(511)
Net trademarks		7,483	7,833
Trade dress (gross)	15	777	777
Less: accumulated amortization		(123)	(72)
Net trade dress		654	705
Favorable leases (gross, lives ranging from 2 to 30 years)	20	5,416	3,224
Less: accumulated amortization		(551)	(200)
Net favorable leases		4,865	3,024
Intangible assets, less total accumulated amortization of $1,535
and $783 at December 31, 2006 and 2005, respectively	22	$26,102	$11,562

The aggregate amortization expense related to these intangible assets was $825,000, $1,421,000, and $662,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Annual amortization expense related to these intangible assets for the next five years is anticipated to be approximately $700,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

Other assets consisted of the following (in thousands):

	DECEMBER 31,
	2006	2005
Other assets	$66,826	$59,921
Insurance receivable (see Notes 8 and 12)	2,885	41,696
Liquor licenses, net of accumulated amortization of $5,939 and $5,037 at December 31, 2006
and 2005, respectively	15,540	15,728
Deferred license fee	1,549	2,136
Assets held for sale	3,114	22,633
	$89,914	$142,114

On October 26, 2005, the Board of Directors approved up to $24,000,000 to be used for the purchase and development of 46 acres in Tampa, Florida. This purchase closed in December 2005. On December 5, 2006, the Company sold approximately 41.5 acres of this property for $17,300,000 and an escrow for site work improvements valued at $7,500,000. The Company kept approximately 4.5 acres of land for the development of three restaurants and recorded a gain of $2,785,000 in the line item “Other income (expense), net” in its Consolidated Statements of Income during the fourth quarter of 2006.

Assets held for sale as of December 31, 2006 consisted of $2,445,000 of land and $669,000 of buildings. Assets held for sale as of December 31, 2005 consisted of $21,439,000 of land, $1,194,000 of buildings. No gain or loss has been recorded on assets held for sale as it is anticipated that proceeds from the sale will exceed the net book value of the assets.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS (CONTINUED)

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

In March 2006, the Company acquired endorsement split dollar insurance policies with a $5 million death benefit for three executive officers. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater with the balance being appointed to a personal beneficiary designated by the executive officer. Upon the Company’s surrender of the policy it retains all of the cash value, however, upon payment of a death claim, it intends to retain an amount equal to the cumulative premiums it previously paid or the cash value, whichever is greater, and it intends to pay the balance of the stated death benefit to the beneficiary designated by the executive officer.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):
	DECEMBER 31,
	2006	2005
Accrued payroll and other compensation	$54,664	$53,709
Accrued insurance	16,778	10,086
Other accrued expenses	25,692	32,897
	$97,134	$96,692

No accrued restaurant closing expenses related to restaurant closing provisions were included in other accrued expenses as of December 31, 2006. Remaining accrued restaurant closing expenses of less than $100,000 were included in other accrued expenses as of December 31, 2005, related to restaurant closing provisions.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	DECEMBER 31,
	2006	2005
Revolving lines of credit, uncollateralized, interest rate at 6.00% at
December 31, 2006 and 5.00% to 5.21% at December 31, 2005	$154,000	$73,000
Outback Korea notes payable, interest rates ranging from 5.27% to 6.29% at
December 31, 2006 and 4.95% to 6.06% at December 31, 2005	39,700	46,670
Outback Korea long-term note payable, interest rate of 5.85% at December 31, 2006	10,629	-
Outback Japan notes payable, interest rates of 1.40% at
December 31, 2006 and 0.86% at December 31, 2005	5,114	5,085
Outback Japan revolving lines of credit, interest rates ranging from 1.05% to 1.26% at
December 31, 2006 and 0.69% to 0.77% at December 31, 2005	13,017	14,636
Other notes payable, uncollateralized, interest rates ranging 2.07% to 7.75% at
December 31, 2006 and 2.07% to 7.00% at December 31, 2005	7,993	8,424
Sale-leaseback obligation	4,925	6,250
Guaranteed debt of franchisee	32,083	31,283
Guaranteed debt of unconsolidated affiliate	2,495	-
	269,956	185,348
Less: current portion	(60,381)	(63,442)
Less: guaranteed debt	(34,578)	(31,283)
Long-term debt of OSI Restaurant Partners, Inc.	$174,997	$90,623

Effective March 10, 2006, the Company amended an uncollateralized $150,000,000 revolving credit facility that was scheduled to mature in June 2007 with a new $225,000,000 maximum borrowing amount and maturity date of June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 5.35% to 5.36% at December 31, 2006 and ranging from 4.39% to 4.69% at December 31, 2005). At December 31, 2006, the unused portion of the revolving line of credit was $71,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require the Company to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0.

Effective March 10, 2006, the Company also amended a $30,000,000 line of credit that was scheduled to mature in June 2007 with a new $40,000,000 maximum borrowing amount and maturity date of June 2011. The amended line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. There were no draws outstanding on this line of credit as of December 31, 2006 and 2005, however, $25,072,000 and $20,072,000, respectively, was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

On October 12, 2006, the Company entered into a short-term uncollateralized line of credit agreement that has a maximum borrowing amount of $50,000,000 and a maturity date of March 2007. The line permits borrowing at an interest rate 55 basis points over the LIBOR Market Index Rate at the time of each draw. The credit agreement contains certain restrictions and conditions as defined in the agreement.  There were no draws outstanding on this line of credit as of December 31, 2006.

The Company has notes payable with banks bearing interest at rates ranging from 5.27% to 6.29% and from 4.95% to 6.06% at December 31, 2006 and 2005, respectively, to finance development of the Company’s restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of December 31, 2006 maturing at dates ranging from January 2007 to October 2007. As of December 31, 2006 and 2005, the combined outstanding balance was approximately $39,700,000 and $46,670,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At December 31, 2006 and 2005, collateralized notes totaled approximately $41,360,000 and $34,326,000, respectively. The Company has been pre-approved by these banks for additional borrowings of approximately $15,900,000 and $4,800,000 at December 31, 2006 and 2005, respectively.

Effective September 28, 2006, the Company established an uncollateralized note payable at a principal amount of 10,000,000,000 Korean won, which bears interest at 1.25% over the Korean Stock Exchange 3-month certificate of deposit rate (5.85% as of December 31, 2006).  The proceeds of this note were used to refinance approximately 9,000,000,000 Korean won of short-term borrowings and to pay estimated 2006 corporate income taxes of 1,000,000,000 Korean won.  The note is denominated and payable in Korean won and matures in September 2009.  As of December 31, 2006, the outstanding principle on this note was approximately $10,629,000. The note contains certain restrictions and conditions as defined in the agreement that require the Company’s Korean subsidiary to maintain a ratio of debt to equity equal to or less than 2.5 to 1.0 and to maintain a ratio of bank borrowings to total assets equal to or less than 0.4 to 1.0.

The Company has notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes are payable to banks, collateralized by letters of credit and lease deposits of approximately $3,300,000 and $3,100,000 at December 31, 2006 and 2005, respectively, and bear interest at 1.40% and at 0.86% at December 31, 2006 and 2005, respectively. The notes are denominated and payable in Japanese yen, with outstanding balances as of December 31, 2006 maturing in September 2007. As of December 31, 2006 and 2005, outstanding balances totaled approximately $5,114,000 and $5,085,000, respectively.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000. Effective March 10, 2006, this revolving credit facility that was scheduled to mature in June 2007 was amended with a new maturity date in June 2011. The amended line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of December 31, 2006 and 2005, the Company had borrowed approximately $9,096,000 and $9,043,000, respectively, on the line of credit at an average interest rate of 1.19%, with draws as of December 31, 2006 maturing from February 2007 to June 2007. The revolving line of credit contains certain restrictions and conditions as defined in the agreement.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permits borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line matured in December 2006, and Outback Japan amended it to extend the maturity of the line until the earlier of March 31, 2007 or the date on which the acquisition of the Company by the investor group is final.  All other material provisions of the agreement remained the same. As of December 31, 2006 and 2005, Outback Japan had borrowed approximately $3,921,000 and $5,593,000, respectively, on the line of credit at an average interest rate of 1.17%, with draws as of December 31, 2006 maturing in January 2007. The revolving line of credit contains certain restrictions and conditions as defined in the agreement.

As of December 31, 2006 and 2005, the Company had approximately $7,993,000 and $8,424,000 of notes payable at interest rates ranging from 2.07% to 7.75% and from 2.07% to 7.00%, respectively. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

In August 2005, the Company entered into a sale-leaseback arrangement for five of its properties. Pursuant to this arrangement, the Company sold these properties for a total of $6,250,000, including $1,250,000 for tenant improvements. The Company then leased the sites back for a 30-year term and will make lease payments on the first day of each calendar month. Since this transaction does not qualify for sale-leaseback accounting treatment, the Company has included the proceeds in the Company’s Consolidated Balance Sheets as long-term debt. During the fourth quarter of 2006, the Company determined that it will not be leasing one of the sites and reduced the amount of long-term debt recorded by the original book value of the site including tenant improvements or $1,325,000 to $4,925,000. The Company does not have any further obligations with this site.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit matures in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities.” At December 31, 2006 and 2005, the outstanding balance on the line of credit was approximately $32,083,000 and $31,283,000, respectively, and is included in the Company’s Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California that own the land and/or building leased to those franchise locations. Events of default are defined in the line of credit agreement and include the Company’s covenant commitments under existing lines of credit. The Company is not the primary obligor on the line of credit, and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

DEBT GUARANTEES (CONTINUED)

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a new termination date in June 2011. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2006 and 2005, the outstanding balance on the line of credit was approximately $24,349,000 and $22,926,000, respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc, (“RHI”). If an event of default occurs (as defined in the agreement, and including the Company’s covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, the Company would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in favor of the Company. These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify the Company against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture. RY-8 was in violation of certain of its debt covenants. The Company has received a waiver from the bank of its guarantee obligation solely relating to this violation.

As a result of the Company’s recourse provisions and the financial performance of the restaurants that collateralize the guarantee, the estimated fair value of the guarantee to be recorded is immaterial to the Company’s financial condition and financial statements.

The Company is a guarantor of a portion of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. At December 31, 2006 and 2005, the outstanding balance on the bonds was $63,300,000.

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

As part of the amended guarantee, the Company and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. The Company is obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, the Company has made additional working capital contributions and loans to this affiliate in payments totaling $5,503,000. Of this amount, $1,867,000 was loaned during 2006 and $1,392,000 was loaned in 2005.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (CONTINUED)

DEBT GUARANTEES (CONTINUED)

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

In June 2006, in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company recognized a liability of $2,495,000, representing the estimated fair value of the guarantee and a corresponding increase to the Company’s investment in Speedway, which is included in the line item entitled “Investments In and Advances to Unconsolidated Affiliates, Net” in the Company’s Consolidated Balance Sheets. Prior to the June 2006 modifications, the guarantee was not subject to the recognition or measurement requirements of FIN 45 and no liability related to the guarantee was recorded at December 31, 2005 or any prior period.

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea. The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of December 31, 2006. Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances. The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016. The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000 as of December 31, 2006. If the Company were required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,900,000. As a result, the Company has not recognized a liability related to these guarantees in accordance with FIN 45. The Company has various depository and banking relationships with the lender, including several outstanding notes payable.

The aggregate payments of debt outstanding at December 31, 2006, for the next five years, are summarized as follows: 2007 - $60,381,000; 2008 - $34,126,000; 2009 - $12,321,000; 2010 - $1,162,000; 2011 - $157,041,000; and thereafter - $4,925,000. The carrying amount of long-term debt approximates fair value.

DEBT AND DEBT GUARANTEE SUMMARY (in thousands):

		PAYABLE	PAYABLE	PAYABLE
	TOTAL	DURING 2007	DURING 2008-2011	AFTER 2011
Debt	$235,378	$60,381	$170,072	$4,925

Debt guarantees:
Maximum availability of debt guarantees	$81,285	$-	$77,085	$4,200
Amount outstanding under debt guarantees	78,217	-	74,017	4,200
Carrying amount of liabilities	34,578	-	34,578	-

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2006	2005
Litigation (See Notes 5 and 12)	$-	$39,000
Accrued insurance liability	31,236	26,411
Other liabilities	18,628	194
	$49,864	$65,605

Other long-term liabilities at December 31, 2006 also include $10,409,000 for the unfunded portion of the PEP Stock Plan and $5,799,000 for the Diversified Plan, which are owed to managing partners and chef partners (see Note 13).

9. FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the years ended December 31, 2006, 2005 and 2004 was approximately $108,164,000, $149,248,000 and $151,531,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $8,004,000, $2,502,000 and ($40,000), respectively.

10. STOCKHOLDERS’ EQUITY

The Company repurchased shares of its common stock, $0.01 par value, as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Number of shares repurchased	1,419	2,177	2,155
Aggregate purchase price	$59,435	$92,363	$95,554

Repurchased shares are carried as treasury stock on the Consolidated Balance Sheets and are recorded at cost. During 2006, 2005 and 2004, the Company reissued approximately 1,692,000, 3,264,000 and 1,643,000 shares of treasury stock, respectively, that had a cost of approximately $76,535,000, $131,981,000 and $50,538,000, respectively for exercises of stock options and grants of restricted stock.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Current provision:
Federal	$52,277	$70,619	$76,321
State	11,403	16,435	11,213
Foreign	3,137	10,072	4,310
	66,817	97,126	91,844
Deferred benefit:
Federal	(21,650)	(19,944)	(11,569)
State	(2,325)	(1,565)	(1,653)
Foreign	(1,030)	(1,809)	-
	(25,005)	(23,318)	(13,222)
Income tax provision	$41,812	$73,808	$78,622

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.9	4.1	4.0
Employment related credits, net	(10.7)	(6.8)	(5.3)
Other, net	(0.1)	1.0	(0.9)
Total	28.1%	33.3%	32.8%

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2006	2005
Deferred income tax assets:
Deferred rent	$28,281	$22,947
Insurance reserves	17,771	13,208
Unearned revenue	4,925	25,979
Deferred compensation	26,629	2,425
Partner accrued buyout liability	9,512	9,382
Goodwill and amortization	10,620	10,735
Foreign net operating loss carryforward	1,512	3,439
Other, net	1,529	6,808
Gross deferred income tax assets	100,779	94,923
Less: valuation allowance	(4,149)	(6,543)
	96,630	88,380
Deferred income tax liability:
Less: depreciation	(4,586)	(21,343)
Net deferred tax assets	$92,044	$67,037

The Company has revised its income tax accounts as of and for the year ended December 31, 2005, to correct temporary differences related to the depreciation of assets held in consolidated tax partnerships and to separately reflect the tax assets and liabilities of different tax jurisdictions.  The revisions increased other current assets by $29.5 million, reduced non-current deferred tax assets by $11.4 million and increased income taxes payable of $18.1 million.  The revision decreased the current tax provision $11.4 million and the deferred tax benefit by a corresponding amount.  The revisions had no impact on results of operations and cash flows.

The changes in the valuation allowance account for the deferred tax assets are as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Balance at January 1	$6,543	$7,855	$6,081
Additions charged to costs and expenses	-	526	1,774
Change in assessments about the realization
of deferred tax assets	(2,394)	(1,838)	-
Balance at December 31	$4,149	$6,543	$7,855

A provision was not made for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be posted.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES — The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2007 and 2021. The restaurant facility leases primarily have renewal clauses from five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $111,987,000, $95,169,000 and $79,331,000, respectively, and included contingent rent of approximately $7,361,000, $5,826,000 and $4,695,000, respectively.

Future minimum rental payments on operating leases (including leases for restaurants scheduled to open in 2007) are as follows (in thousands):

2007	$99,168
2008	93,661
2009	87,460
2010	81,140
2011	69,900
Thereafter	209,710
Total minimum lease payments	$641,039

In January 2005, the Company executed a lease termination agreement to vacate a premises occupied by a Company-owned Outback Steakhouse. In accordance with the terms of this agreement, the Company vacated the restaurant and terminated its lease in June 2006. The Company received approximately $6,014,000 and recorded a gain of $5,165,000 on the disposal of this restaurant during the second quarter of 2006, which is included in the line item “Other income (expense), net” in the Company’s Consolidated Statements of Income.

PURCHASE OBLIGATIONS — The Company has minimum purchase commitments with various vendors through June 2009. Outstanding commitments as of December 31, 2006 were approximately $643,478,000 and consist primarily of minimum purchase commitments of beef, pork, chicken, and other food products related to normal business operations and contracts for advertising, marketing, sports sponsorships, printing and technology.

LONG-TERM INCENTIVES — On December 8, 2005, the Board approved long-term incentive agreements for certain of its brand presidents. Payments are contingent on employment as brand president for a ten-year term (a reduced payment may be made upon completion of the eighth year). The agreements provide for minimum payments of $500,000 to $1,000,000 per individual upon completion of the term. In addition, upon completion of the term, the individual will receive 5% of the excess, if any, of cumulative operating profit of the brand over the cumulative cost of capital employed in the brand. The cost of capital is subject to annual adjustment by the Company.

OSI Restaurant Partners, Inc.
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

As a result of the Indiana Supreme Court’s decision, the Company, at September 30, 2006, reversed its entry for the original $39,000,000 verdict that was recorded as a non-current liability in its Consolidated Balance Sheets and as a non-current receivable in other assets.

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

On November 7, 2006, a stockholder complaint was filed as a purported class action on behalf of all public stockholders of the Company, against the Company, each of Company’s directors, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. The complaint is captioned Charter Township of Clinton Police and Fire Retirement System v. OSI Restaurant Partners, Inc., Chris T. Sullivan, Robert D. Basham, A. William Allen, III, John A. Brabson, Jr., W.R. "Max" Carey, Jr., Debbie Fields, General (Ret.) Tommy Franks, Thomas A. James, Lee Roy Selmon, Toby S. Wilt, J. Timothy Gannon, Bain Capital Partners, LLC and Catterton Partners, Case No. 06-CA-010348 Div. B. The plaintiff alleges that it is an owner of the Company’s common stock. The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits the Company’s management expected to invest in the proposed transaction at the expense of the Company’s public stockholders. Among other things, the complaint seeks to enjoin the Company, its directors and the other defendants from proceeding with or consummating the merger. Bain Capital Partners, LLC and Catterton Partners are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Based on the facts known to date, the Company and other defendants believe that the claim asserted is without merit and intend to defend this suit vigorously.  The absence of an injunction prohibiting the consummation of the merger is a condition to the closing of the merger.  Subsequent to December 31, 2006, a second shareholder complaint was filed (see Note 19).

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUARANTEES — The Company guarantees debt owed to banks by some of its franchisees, joint venture partners and unconsolidated affiliates. The maximum amount guaranteed is approximately $81,285,000 with outstanding guaranteed amounts of approximately $78,217,000 at December 31, 2006. The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. The default would trigger a right for the Company to take over the borrower’s franchise or partnership interest.

Pursuant to the Company’s joint venture agreement for the development of Roy’s restaurants, RY-8, its joint venture partner, has the right to require the Company to purchase up to 25% of RY-8’s interests in the joint venture at anytime after June 17, 2004 and up to another 25% (total 50%) of its interests in the joint venture at anytime after June 17, 2009. The purchase price to be paid by the Company would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

In addition, if RY-8 is unable to fund its working capital needs and future interest payments, the Company would be obligated to make those payments on behalf of its joint venture partner.

INSURANCE — The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2006	2005	2004
Workers' Compensation	$1,000,000	$1,000,000	$1,000,000
General Liability (1)	1,500,000	1,500,000	1,500,000
Health (2)	300,000	300,000	300,000
Property Coverage	7,500,000	5,000,000	5,000,000
____________
(1)
Beginning in 2004, for claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)	The Company is self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year.

The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based on estimates provided by a third party administrator and insurance company. The Company’s accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.

PROPOSED MERGER — On November 5, 2006, the Company entered into a definitive agreement to be acquired by an investor group for $40.00 per share in cash. The Company’s Board of Directors, on the unanimous recommendation of a Special Committee of independent directors, approved the merger agreement and recommended that the Company’s shareholders adopt the agreement. If the proposed merger is approved by the Company’s shareholders, the Company must pay a merger transaction fee equal to 0.35% of the approximately $3.2 billion transaction value less $300,000 of fees already paid or $10,760,000. If the proposed merger is not approved, the Company may be required to pay a termination fee of $25,000,000 to $45,000,000 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000 (see Note 14).

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS

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

In 2002, the Company adopted the 2002 Managing Partner Stock Option Plan to provide for the issuance of options to managing partners and other key employees of the Company, including upon commencement of employment and to managing partners upon completion of the term of their employment agreements. In 2005, this plan was amended to allow the issuance of restricted stock and was renamed the Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”). No options or restricted stock may be granted under the MP Stock Plan to Directors or Officers of the Company or any of its subsidiaries or affiliated partnerships. The MP Stock Plan is administered by the Board of Directors. There are currently 7,500,000 shares of the Company’s common stock which may be issued or sold upon exercise of options or grants of restricted common stock under the MP Stock Plan. The term of options and restricted stock granted under the MP Stock Plan is determined by the Board of Directors and generally ranges from five to fifteen years.

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

In 2006, the Company adopted the Partner Equity Plan (the “PEP”) for managing partners and chef partners in domestic restaurants. The PEP, as approved by the Board and the Company’s shareholders, includes the Partner Equity Deferred Compensation Diversified Plan (the “Diversified Plan”) and the Partner Equity Deferred Compensation Stock Plan (the “PEP Stock Plan”).

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

STOCK-BASED COMPENSATION PLANS (CONTINUED)

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

Participants’ PEP Stock Plan accounts will be credited with phantom shares of the Company’s common stock at the time of a contribution based on the amount of the cash contribution to the PEP Stock Plan and the closing trading price of the Company’s common stock on the NYSE on the day of the contribution (or, if there is no trading of the shares on that day, on the next date on which trading occurs). Accounts will be credited with notional gains or losses from the date the contribution is credited based on actual increases and decreases in the value of the Company’s common stock. A participant will have no voting rights or other rights as a shareholder based on phantom shares of the Company’s common stock credited to his or her account, and the Company will have no obligation to set aside or reserve the Company’s common stock for the purpose of meeting its obligations under the PEP Stock Plan. Notwithstanding the foregoing, a participant will be entitled to receive credits to his or her account under the Diversified Plan equal to the amount of any dividends that are payable on the Company’s common stock based on the number of phantom shares of the Company’s common stock credited to the participant’s account at the time such dividend is declared. Although participants’ accounts in the PEP Stock Plan will not actually hold the Company’s common stock, the Company expects to cause the trust to purchase the Company’s common stock in the open market in amounts equal to the number of phantom shares credited to the PEP Stock Plan accounts. The Company will not issue shares of its common stock to the trust for PEP from its treasury or from authorized and unissued shares without shareholder approval. As of December 31, 2006, the trust has not purchased any shares (see Note 8).

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

STOCK-BASED COMPENSATION PLANS (CONTINUED)

Amounts credited to a partner’s accounts are fully vested at all times and participants will have no discretion with respect to the time and form of benefit payments under the PEP. Except in the event of the death or disability of the participant, each account will be distributed to the participant in three payments:

•	25% of the then total account balance will be distributed five years after the Company contribution is made (which generally occurs at the end of the five-year employment term);
•	an additional 25% of the account (i.e., one-third of the remaining account balance) will be distributed seven years after the Company contribution is made; and
•	the remaining account balance will be distributed 10 years after the Company contribution is made.

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

The Stock Plan, MP Stock Plan and PEP Stock Plan were amended in November 2006 as a result of the proposed merger (see Note 14).

As of December 31, 2006, the Company had granted to employees of the Company a cumulative total of approximately 22,740,000 options (after forfeitures) under the Stock Plan to purchase the Company’s common stock at prices ranging from $0.19 to $43.90 per share, which was the estimated fair market value at the time of each grant, and approximately 691,000 shares of restricted stock. As of December 31, 2006, the Company had granted to employees of the Company a cumulative total of approximately 6,696,000 options (after forfeitures) under the MP Stock Plan to purchase the Company’s common stock at prices ranging from $29.23 to $46.93 per share and approximately 663,000 shares of restricted stock and Partner Shares. As of December 31, 2006, options for approximately 3,056,000 shares were exercisable in total under both of the plans, and no shares of restricted stock or Partner Shares were exercisable under either plan. As of December 31, 2006, the Company had an obligation under the PEP Stock Plan to pay its participants the equivalent of approximately 291,000 shares of common stock, and the PEP stock trust had not purchased any shares as of December 31, 2006. The Company also had an obligation under the Diversified Plan to pay its participants approximately $6,154,000, and the Diversified trust was funded by approximately $6,100,000 as of December 31, 2006.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

STOCK OPTIONS

The following table presents a summary of the Company’s stock options as of December 31, 2006 and activity in the Company’s stock option plans for the year ended December 31, 2006 (in thousands, except option prices and contractual life):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2005	16,643	$32.25
Granted	100	36.65
Exercised	(1,335)	25.40
Forfeited	(785)	39.46
Outstanding at December 31, 2006	14,623	$32.52	8.3	$111,249

Exercisable at December 31, 2006	3,056	$25.96	4.7	$40,502
Fully vested, non-exercisable at December 31, 2006	8,069	$32.89	10.3	$59,126

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $21,249,000, $42,421,000 and $37,812,000, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2006, disclosed in the table above, represents the closing stock price on the last trading day of the year less the exercise price, multiplied by the number of in-the-money stock options outstanding. The excess cash tax benefit classified as a financing cash inflow for the year ended December 31, 2006 was approximately $4,046,000.

Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $8,058,000, $16,514,000 and $14,527,000 in 2006, 2005 and 2004, respectively. The tax benefits are credited to additional paid-in capital.

At December 31, 2006, there was approximately $16,816,000 of unrecognized, pre-tax compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 4.2 years. The weighted-average grant date fair value of stock options granted during 2006, 2005 and 2004 was $13.34, $14.80 and $12.67 per share, respectively.  The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2006: (1) risk-free interest rate of 4.6%; (2) dividend yield of 1.26%; (3) expected life of 7.5 years; and (4) volatility of 28.5%.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

RESTRICTED STOCK AND PARTNER SHARES

The following table presents restricted stock and Partner Share activity in the Company’s plans for the year ended December 31, 2006 (in thousands, except average fair value):

	NUMBER OF RESTRICTED SHARE AWARDS	WEIGHTED AVERAGE FAIR VALUE PER AWARD
Restricted stock and Partner Share awards outstanding at December 31, 2005	1,044	$41.54
Granted	605	36.39
Vested	-	-
Forfeited	(95)	41.84
Restricted stock and Partner Share awards outstanding at December 31, 2006	1,554	$39.62

The Company did not grant restricted stock during the year ended December 31, 2004.

The preceding table includes 339,250 non-vested Partner Shares granted with a weighted-average fair value of $36.11 and 10,000 Partner Shares forfeited with a weighted-average fair value of $36.04 during the year ended December 31, 2006.

On April 25, 2006, the Company’s Board of Directors awarded an equivalent of 79,000 shares of the Company’s common stock to certain employees with a weighted-average grant date fair value of $41.61 per award. These awards had an option to be settled in cash or through issuance of restricted stock, and therefore, qualified as liability-based awards under SFAS No. 123R as of September 30, 2006. In October 2006, the Board of Directors approved replacing the rewards with grants of restricted stock, which are included in the preceding table.

Compensation expense recognized in net income for restricted stock, liability-based and Partner Share awards granted during the year ended December 31, 2006 was approximately $9,234,000. At December 31, 2006, unrecognized pre-tax compensation expense related to non-vested restricted stock and Partner Share awards was approximately $48,472,000 and will be recognized over a weighted-average period of 5.2 years.

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

13. STOCK-BASED COMPENSATION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

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

OTHER BENEFIT PLAN

The Company has a qualified defined contribution 401(K) plan covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed approximately $1,800,000, $1,500,000 and $1,350,000 to the 401(K) plan during the plan years ended December 31, 2006, 2005 and 2004, respectively.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. PROPOSED MERGER

On November 5, 2006, the Company entered into a definitive agreement to be acquired by an investor group comprised of affiliates of Bain Capital Partners, LLC and Catterton Partners and Company founders Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon, for $40.00 per share in cash (the “Merger Consideration”). The Company’s Board of Directors, on the unanimous recommendation of a Special Committee of independent directors, approved the merger agreement and recommended that the Company’s shareholders adopt the agreement.

The total transaction value, including assumed debt, is approximately $3.2 billion. The transaction is expected to close prior to the end of April 2007, and is subject to approval of the Company’s shareholders (other than those Company managers investing in the acquisition) and customary closing conditions. The transaction is not subject to a financing condition.

After the effective time of the proposed merger, the Company will continue its current operations, except that it will cease to be an independent public company, and its common stock will no longer be traded on the New York Stock Exchange.

The merger agreement contains certain termination rights. The merger agreement provides that in certain circumstances, upon termination, the Company may be required to pay a termination fee of either $25,000,000 or, in certain circumstances, $45,000,000, and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000. Also under certain circumstances, upon termination, the Company may be entitled to receive a termination fee of $45,000,000.

Merger expenses of approximately $2,900,000 for the year ended December 31, 2006 were included in the line item “General and administrative” expenses in the Company’s Consolidated Statements of Income and reflect primarily the professional service costs incurred by the Company in connection with the proposed merger transaction.

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. PROPOSED MERGER (CONTINUED)

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

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BUSINESS COMBINATIONS

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

In February 2006, the Company purchased ten Outback Steakhouses from its franchisee in Eastern Canada for approximately $7,456,000 in cash and the assumption of the employee partner buyout liability for these locations of approximately $748,000 and other liabilities of approximately $134,000.  The Company recorded goodwill of approximately $3,209,000 associated with this transaction, $2,407,000 of which is expected to be deductible for income tax purposes. Additionally, the Company recorded favorable lease intangibles of $300,000, which will be amortized over the remaining terms of the associated leases, ranging from 4 to 15 years (see Note 4).

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. BUSINESS COMBINATIONS (CONTINUED)

In August 2006, the Company acquired the remaining 50% minority ownership interests in nineteen Carrabba’s restaurants, the remaining 20% minority ownership interests in six Carrabba’s restaurants, and an additional 10% ownership interest in one Carrabba’s restaurant for a total of $28,500,000 in cash and the forgiveness of amounts owed by the minority owners of $380,000 (see Note 16). Since the date of acquisition, the Company has reduced the minority partners’ remaining interest to 50% for one store, with no minority interests for the remaining twenty-five stores in the consolidated financial statements.  The Company recorded goodwill of $7,376,000 associated with this transaction, all of which is expected to be deductible for income tax purposes. Additionally, the Company recorded fixed assets of $1,830,000, a trade name asset of $13,100,000, minority interests in consolidated entities of $5,021,000 and favorable lease intangibles of $1,636,000, which will be amortized over the remaining terms of these associated leases, ranging from 16 to 30 years (see Note 4).

On October 1, 2006, the Company acquired the remaining 50% minority ownership interests in six Carrabba’s restaurants and the remaining 20% minority ownership interests in five Carrabba’s restaurants for $3,400,000 in cash and the assumption of certain employee partner buyout liabilities (see Note 16).

On October 1, 2006, the Company acquired the remaining 20% minority ownership interests in eight Bonefish Grill restaurants and the remaining 13% minority ownership interest in one Bonefish Grill restaurant for $2,500,000 in cash.

On November 8, 2006, the Company acquired the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea.  The total acquisition price was approximately $34,872,000, of which $17,831,000 was paid in cash to the sellers, $14,041,000 was paid in satisfaction of amounts outstanding under loans previously made by the Company to the sellers and $3,000,000 was placed into an interest-bearing escrow account. The escrowed monies are to provide a source for indemnification against claims of misrepresentation or breach of warranty and payment of certain expenses.  The Company recorded goodwill of $25,320,000 associated with this transaction, none of which is expected to be deductible for income tax purposes. Additionally, the Company recorded fixed assets of $1,378,000. The Company allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in fiscal 2007, as the Company obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The Company completed this acquisition to sever all relationships with the minority owners of Aussie Chung, Ltd. (see Note 12).

On a pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RELATED PARTY TRANSACTIONS

During 2001, Mr. Lee Roy Selmon, a member of the Board of Directors invested approximately $101,000 for a 10% interest in the operations of a Company-owned restaurant that bears his name and to which he is making a material image contribution. Mr. Selmon will receive a 1% royalty from all future Lee Roy Selmon’s restaurants developed by the Company. In 2006, Mr. Selmon received distributions from the Selmon’s partnership in the amount of approximately $80,000 and royalties in the amount of approximately $92,000. Mr. Selmon also serves on the board of directors of Fifth Third Bank, Florida region, which is a division of Fifth Third Bancorp. Some of the Company’s individual restaurant locations have depository relationships with Fifth Third Bancorp.

A member of the Board of Directors, through his wholly-owned corporation, has made investments in the aggregate amount of approximately $331,000 in seven limited partnerships that are parties to joint ventures that own and operate certain Carrabba’s Italian Grill restaurants. In 2006, this director received distributions of approximately $35,000 from these partnerships.

A member of the Board of Directors and a named executive officer of the Company, through his revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries, owns a 100% interest in AWA III Steakhouse, Inc., which owns 2.5% of Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars. In 2006, this director and officer did not receive distributions from these investments and made a capital contribution of approximately $296,000.

A named executive officer of the Company has made investments in the aggregate amount of approximately $227,000 in six limited partnerships that are parties to joint ventures that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants. In 2006, this officer received distributions from these partnerships of approximately $24,000.

A named executive officer of the Company has made investments in the aggregate amount of approximately $60,000 in three limited partnerships that are parties to joint ventures that own and operate certain Carrabba’s Italian Grill restaurants. In 2006, this officer did not receive distributions from these partnerships.

An executive officer of the Company has made investments in the aggregate amount of approximately $1,250,000 in an international franchisee that owns and operates six Outback Steakhouse restaurants in South East Asia. In 2006, he did not receive distributions from this franchisee.  Additionally, this executive officer has made an investment of $50,000 in a franchisee that operates two Bonefish Grill restaurants. In 2006, he received distributions of approximately $4,000 from this franchisee.

A sibling of a named executive officer is employed with a subsidiary of the Company as a restaurant managing partner and received aggregate compensation in 2006 of $79,000. As a qualified managing partner, the sibling was entitled to make investments in Company restaurants, on the same basis as other qualified managing partners, and invested $375,000 in partnerships that own and operate two Outback Steakhouse restaurants and received distributions from these partnerships in the aggregate amount of $127,000 in the year 2006.

A sibling of a named executive officer is employed with a subsidiary of the Company as a Vice President of Operations and received aggregate compensation in 2006 of $423,797. The sibling received benefits consistent with other employees in the same capacity. In addition, the sibling is allowed to purchase participation interests in cash flow from restaurants (on the same basis as other similarly situated employees) and he invested an aggregate amount of $392,000 in 23 limited partnerships that own and operate nine Outback restaurants, 11 Bonefish Grill restaurants and three Carrabba’s Italian Grill restaurants. In 2006, the sibling purchased participation interests for $125,000 and received distributions in the aggregate amount of $52,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RELATED PARTY TRANSACTIONS (CONTINUED)

The parents and a certain sibling of a member of the Board of Directors made investments in the aggregate amount of approximately $131,000 in four unaffiliated limited partnerships that own and operate four Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, Inc. and received distributions from the partnerships in the aggregate amount of approximately $29,000 during 2006.

The relatives of a member of the Board of Directors made investments of approximately $66,000 in one unaffiliated limited partnership that owns and operates two Bonefish Grill restaurants as a franchisee of Bonefish. They received distributions from this partnership in the aggregate amount of approximately $19,000 during 2006.

In January 2006, a member of the Company’s Board of Directors became a director on the board of Bank of America Corporation. The Company has various corporate banking relationships with Bank of America. They participate as a lender in the Company’s $225,000,000 revolving credit facility, and they are the lender for the $35,000,000 uncollateralized line of credit that the Company guarantees for a limited liability company that is owned by its California franchisee. In addition, individual restaurant locations have depository relationships with Bank of America in the ordinary course of business.

In August 2006, the Company acquired additional ownership of twenty-six Carrabba’s restaurants (see Note 15). A named executive officer of the Company received approximately $56,000 as a result of his ownership interest in one of these joint venture restaurants. He had contributed an aggregate amount of approximately $40,000 for this interest.

A named executive officer of the Company received approximately $35,000 as a result of the sale of his ownership interest in three joint venture restaurants to the Company in October 2006. He had contributed an aggregate amount of approximately $60,000 for this interest (see Note 15).

17. SEGMENT REPORTING

The Company operates restaurants under eight brands that have similar investment criteria and economic and operating characteristics and are considered one reportable operating segment. Approximately 8%, 7% and 6% of the Company’s total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, were attributable to operations in foreign countries, and approximately 9%, 7% and 6% of the Company’s total long-lived assets were located in foreign countries where the Company holds assets as of December 31, 2006, 2005 and 2004, respectively.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Net income	$100,160	$146,746	$151,571
Basic weighted average number of common shares outstanding	73,971	73,952	74,117
Basic earnings per common share	$1.35	$1.98	$2.05
Effect of stock-based compensation awards	2,242	2,589	3,432
Diluted weighted average number of common shares outstanding	76,213	76,541	77,549
Diluted earnings per common share	$1.31	$1.92	$1.95

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

Diluted earnings per common share excludes antidilutive stock options of approximately 4,466,000, 2,393,000 and 1,671,000 during 2006, 2005 and 2004, respectively.

19. SUBSEQUENT EVENTS

In January 2007, the staff of the SEC notified the Company that its inquiry in the South Korean matter involving improper payments to government officials has been terminated without a recommendation for an enforcement action.

On January 23, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share of the Company’s common stock. The dividend will be paid March 2, 2007 to shareholders of record as of February 16, 2007.

On January 30, 2007, a stockholder complaint was filed individually and as a purported class action on behalf of the injured stockholders of the Company against the Company, each of  the Company's directors, Timothy Gannon, Bain Capital  Partners LLC, Catterton Management Company, LLC, Paul E. Avery, Joseph J. Kadow and Dirk A. Montgomery in the Court of Chancery of the State of Delaware in and for New Castle County.   The complaint is captioned Robert Mann v. Chris T. Sullivan, Robert D. Basham, A. William Allen III, Debbi Fields, Thomas A. James, John A. Brabson, Jr., General (Ret) Tommy Franks, Lee Roy Selmon, Toby S. Wilt, Timothy Gannon, Bain Capital Partners, LLC, Catterton Management Company, LLC, Paul E. Avery, Joseph J. Kadow, Dirk A. Montgomery and OSI Restaurant Partners, Inc.  The complaint alleges, among other things, that the directors of the Company and Mr. Avery, Mr. Kadow and Mr. Montgomery breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits the Company’s founders and certain members of its management who are expected to invest in Kangaroo Holdings, Inc. at the expense of the Company’s public stockholders. Bain Capital and Catterton are alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Among other things, the complaint seeks to enjoin the Company, its directors and the other defendants from proceeding with or consummating the merger. Based on the facts known to date, the defendants believe that the claim asserted is without merit and intend to defend this suit vigorously. The absence of an injunction prohibiting the consummation of the merger is a condition to the closing of the merger.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ending as indicated, (in thousands, except per share data):

	2006
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$992,360	$992,025	$950,636	$1,005,938
Income from operations	54,725	37,809	26,372	33,711
Income before provision for income taxes and
elimination of minority interest	52,583	40,567	23,263	32,334
Net income (1)	32,231	28,832	17,268	21,829
Basic earnings per share	$0.44	$0.39	$0.23	$0.30
Diluted earnings per share	$0.42	$0.38	$0.23	$0.29

	2005
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
Revenues	$898,443	$919,113	$872,871	$922,290
Income from operations	82,633	64,922	47,741	33,280
Income before provision for income taxes and
elimination of minority interest	80,909	63,770	46,476	30,590
Net income (1)	50,351	39,534	29,472	27,389
Basic earnings per share	$0.68	$0.53	$0.40	$0.37
Diluted earnings per share	$0.65	$0.51	$0.38	$0.36
____________
(1)
Net income includes $2,532,000, $502,000, $10,513,000 and $607,000 in provisions for impaired assets and restaurant closings in the first, second, third and fourth quarters of 2006, respectively. Net income includes $951,000, $7,679,000, $1,396,000 and $17,144,000 in provisions for impaired assets and restaurant closings in the first, second, third and fourth quarters of 2005, respectively.

 Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of OSI Restaurant Partners, Inc:

We have completed integrated audits of OSI Restaurant Partners, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of OSI Restaurant Partners, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 1, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2006, the Company implemented the following enhancements to the system of internal controls:

•	Created a new position of Vice President, Corporate Controller, to monitor complex and/or estimate-based accounting, including accounting for gift cards and certificates.
•	Developed and implemented a consistent policy across all Company concepts for gift card and certificate accounting.
•	Implemented procedures to perform monthly reconciliations of unearned revenue for gift cards and certificates.
•	Established a process for expensing gift card incentive programs as incurred.

The Company is in the process of implementing the following additional enhancements to the system of internal controls:

•	Acquiring additional resources to create a centralized accounting team that will be responsible for gift card and certificate accounting.
•	Establishing policies to ensure appropriate communication regarding operating changes affecting accounting and control design.
•	Developing a process for tracking and recording gift card discounts or expense as issued.

We have concluded that the actions taken have remediated the material weakness in our internal control over financial reporting as of December 31, 2006.

There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table identifies the directors of the Company and their respective positions and offices:

		DIRECTOR
NAME	AGE	SINCE	BUSINESS EXPERIENCE
A. William Allen III	47	2005
Mr. Allen has served as Chief Executive Officer of the Company since March 2005. From January 2004 to March 2005, Mr. Allen served as President of West Coast Concepts of the Company and served as Co-Founder and President of Fleming’s Prime Steakhouse and Wine Bar from October 1999 until January 2004.

Robert D. Basham	59	1991
Mr. Basham is a Founder and served as Chief Operating Officer of the Company from its formation in 1991 until March 2005, at which time he resigned as Chief Operating Officer and was appointed Vice Chairman. Mr. Basham is a director of MarineMax, Inc., a recreational boat dealer.

John A. Brabson, Jr.	66	1992
Mr. Brabson has served as a Partner in Everest Partners, LLC, a real estate development company, and President of Brabson Investments, Inc., a privately owned investment company, since January 2000. From 1996 to January 2000, Mr. Brabson served as Chairman of the board of Lykes Bros., Inc., a privately owned diversified agricultural company. From 1990 to 1996, Mr. Brabson served as Chairman, Chief Executive Officer and President of Peoples Gas System, Inc., a gas service utility company.

William R. "Max" Carey, Jr.	59	1992
Mr. Carey serves as President and Founder of Corporate Resource Development, a sales and marketing consulting and training firm, since 1981. Mr. Carey is a director of Kforce, Inc., a national provider of professional and technical specialty staffing services, and of Lime Energy Corp, a developer, manufacturer and integrator of energy saving technologies and building automation controls as well as an independent developer of scalable, negative power systems.

Debbi Fields	50	1996	Ms. Fields is Founder of Mrs. Fields, Inc., an international franchisor and operator of retail dessert stores, serving as Chairman of the Board from 1992 to 1996.

DIRECTORS (CONTINUED)

		DIRECTOR
NAME	AGE	SINCE	BUSINESS EXPERIENCE
General (Ret) Tommy Franks	61	2005
General Franks has been President of Franks & Associates, LLC., a private consulting firm, since 2003. General Franks served in the United States Army from 1966 to 2003. In August 2003, he retired as a four star general after commanding Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom in Iraq. General Franks is a director of Bank of America, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act.

Thomas A. James	64	2002
Mr. James has been the Chairman and Chief Executive Officer of Raymond James Financial, Inc., a financial services company, since 1983, and Chief Executive Officer of its subsidiary, Raymond James and Associates, Inc., since 1969.

Lee Roy Selmon	52	1994
Mr. Selmon has been the President of University of South Florida (“USF”) Foundation Partnership for Athletics, since February 2004. Mr. Selmon is also a director of Fifth Third Bank, Florida region, which is a division of Fifth Third Bancorp. From May 2001 to February 2004, Mr. Selmon was USF’s Director of Athletics. From 1993 to May 2001, Mr. Selmon served as USF’s Associate Athletic Director for External Affairs.

Chris T. Sullivan	59	1991	Mr. Sullivan is a Founder and has served as Chairman of the Company since its formation in 1991. Mr. Sullivan served as Chief Executive Officer of the Company from 1991 until March 2005.

Toby S. Wilt	62	1997
Mr. Wilt has been the Chairman of Christie Cookie Company, a privately owned gourmet cookie manufacturer, retailer and wholesaler, since 1989, and President of TSW Investment Company, a privately owned investment company, since 1987. Mr. Wilt is a director of 1st Source Corporation, a registered bank holding company, and TLC Vision Corp, a diversified healthcare service company whose primary business is eye care.

EXECUTIVE OFFICERS

The following table identifies the executive officers of the Company and their respective positions and offices:

NAME	AGE	BUSINESS EXPERIENCE
A. William Allen III	47	See information above.

Paul E. Avery	47
Mr. Avery has served as Chief Operating Officer of the Company since March 2005. Mr. Avery has been in the restaurant industry for over 21 years and with the Company since 1989 when he started as the Managing Partner of one of the Company’s first Outback Steakhouse restaurants. He became Director of Operations in 1990, Senior Vice President of Operations in 1993, and President of the Outback Steakhouse concept in 1997. He was promoted to Company President in 2004 when he took on the additional responsibility of overseeing the operations of three of the Company’s other mid-scale casual dining concepts.

Michael W. Coble	58
Mr. Coble has served as President of Outback Steakhouse International, a wholly-owned subsidiary of the Company, since 2002 and as a director of that entity since April 2006, managing the Outback Steakhouse International brand of over 170 restaurants. Mr. Coble joined the Company in 1990 as the Joint Venture Partner under a franchise. From 1994 to 2002, he served as Joint Venture Partner of the Company.

Curt Glowacki	54
Mr. Glowacki began serving as President of OSF, a wholly-owned subsidiary of the Company, in January 2007. Mr. Glowacki joined Mexican Restaurants, Inc. in 1986, served as president and chief executive officer from 2000 to 2006, and currently serves on its board of directors.

Joseph J. Kadow	50
Mr. Kadow has served as Chief Officer - Legal and Corporate Affairs and Executive Vice President of the Company since April 2005, and General Counsel and Secretary since April 1994. Mr. Kadow also served as Senior Vice President from April 1994 to April 2005.

Dirk A. Montgomery	43
Mr. Montgomery has served as Chief Financial Officer since November 2005. Mr. Montgomery served as Retail Senior Financial Officer of ConAgra Foods, Inc. from November 2004 to October 2005. From 2000 to 2004, he was employed as Chief Financial Officer by Express, a subsidiary of Limited Brands, Inc. He also served in several senior management positions at Sara Lee Corporation from May 1991 to February 2000.

Steven T. Shlemon	47
Mr. Shlemon has served as President of Carrabba's, a wholly-owned subsidiary of the Company since April 2000, managing the Carrabba's brand of over 200 restaurants. Mr. Shlemon has been in the restaurant industry for over 26 years and has been with the Company since 1990 when he became an Outback Steakhouse Joint Venture Partner in Dallas. In 1995, he was promoted to Carrabba’s Director of Operations, and in 1997, he was promoted to Carrabba’s Vice President and Director of Operations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes that during the year 2006, all filings with the SEC of its officers, directors and 10% shareholders complied with requirements for timely reporting of ownership and changes in ownership of the Company’s common stock pursuant to Section 16(a) of the Exchange Act.

CODE OF BUSINESS ETHICS

We have adopted a written Code of Business Ethics that applies to our senior financial officers, including our principal executive officer, president, principal financial and accounting officer, chief operating officer, controller, treasurer and chief internal auditor, if any, of OSI Restaurant Partners, Inc. and of each significant subsidiary. This Code of Business Ethics is available on our website at http://investors.osirestaurantpartners.com under the Corporate Governance tab. We intend to disclose future amendments or waivers of provisions granted to our senior financial officers on this website.

GOVERNANCE OF THE COMPANY

The Company’s Board of Directors (the “Board”) has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee (collectively, the “Committees” and each, a “Committee”). The Board has adopted a charter for each Committee. In addition, the Board has adopted Corporate Governance Guidelines, a Code of Ethics for Senior Financial Officers and a Code of Business Conduct and Ethics for its directors, officers and employees. The charter for each Committee, the Corporate Governance Guidelines and the Codes may also be viewed in full text on the Company’s website located at http://investors.osirestaurantpartners.com under the Corporate Governance tab. The Company will provide to any shareholder printed copies of these documents if you contact the Company in writing, Attention: Investor Relations, OSI Restaurant Partners, Inc., 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607, or by email at news@outback.com.

CONTACTING THE BOARD OF DIRECTORS

Shareholders and other interested parties may communicate with the Board, Lead Independent Director or any individual director by email at BOD@outback.com, or by writing to either Board of Directors or Lead Independent Director at the principal executive offices of the Company: c/o Corporate Secretary, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607. Your communication should indicate that you are a shareholder. All communications are received and reviewed by the Secretary. The Secretary, depending on the nature of the communication, will handle the matter internally or will forward the communication to the Board or the Lead Independent Director.

AUDIT COMMITTEE

The Audit Committee of the Board is responsible for overseeing the Company’s financial reporting process on behalf of the Board and operates under a written charter adopted by the Board, which is available on our website at http://investors.osirestaurantpartners.com under the Corporate Governance tab. For the year 2006, the Audit Committee was comprised of Messrs. Brabson, Carey and James. Mr. James serves as Chairman of the Audit Committee. The Board has determined that Mr. James is an Audit Committee Financial Expert within the meaning of Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion and analysis describes the material elements of compensation awarded to, earned by or paid to the executive officers included in the Summary Compensation Table on page 119 (the “Named Executive Officers”) and should be read in conjunction with the information presented in the compensation tables, the footnotes to those tables and the related disclosures appearing elsewhere in this Form 10-K.

Our executive compensation program is administered by the Compensation Committee of our Board of Directors (referred to in this analysis as the “Committee”). The Committee has the responsibility of reviewing, evaluating, approving, or in some cases recommending for the approval of our full Board of Directors, annual compensation and compensation goals and objectives for our executive officers. Mr. Carey, Ms. Fields, General (Ret) Franks and Mr. Wilt are the members of the Committee. Mr. Wilt is the Committee Chairman. We have determined that each member of the Committee is independent, within the meaning of the listing standards of the New York Stock Exchange.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The Committee’s primary objective with respect to executive compensation is to establish programs that attract and retain key managers and align their compensation with our overall business strategies, values and performance. To this end, the Committee established, and our Board of Directors endorsed, an executive compensation philosophy for 2006 that included the following considerations:

•	a “pay-for-performance” feature that differentiates compensation results based upon our annual financial performance;
•
stock incentives, in certain cases, as a component of total compensation to closely align the interests of our executives with the long-term interests of our stockholders, facilitate the retention of talented executives and encourage ownership of our stock and capital accumulation; and

•
emphasis on total compensation versus cash compensation, under which base salaries are generally set somewhat lower than competitive levels but that motivates and rewards our executives with total compensation (including incentive programs) at or above competitive levels, if our financial performance meets or exceeds goals established for the year.

Our compensation program was designed to reward exceptional performance with both short-term and long-term benefits, based primarily upon the executive’s achievement of specific objective performance goals (including comparable sales increases, average unit volume growth, net income increases and development) as well as the executive’s achievement of subjective individual performance criteria determined by the Committee.

COMPENSATION DISCUSSION AND ANALYSIS (CONTINUED)

SETTING EXECUTIVE COMPENSATION

In setting executive compensation, the Committee believes it is important to be informed as to the current practices of similarly-situated public companies in our industry. Accordingly, the Committee reviews compensation levels for our executive officers against compensation levels at the companies in a comparable group of companies established by the Committee. The comparable group includes some, but not all, of the companies in the Dow Jones U.S. Restaurants and Bars Index.

In addition to the foregoing, the Committee also considers the following factors in setting total executive compensation:

•	level of responsibility;
•	individual experience;
•	internal equity;
•	the Company’s earnings and earnings growth;
•	the Company’s size and complexity;
•	the Company’s performance;
•	the anticipated level of difficulty of replacing the executive;
•	individual performance;
•	inflation and competitive considerations; and
•	compensation relative to peers in the industry.

Management makes recommendations to the Committee regarding base salary, cash bonuses and stock incentives for all management positions except the Chief Executive Officer.

2006 EXECUTIVE COMPENSATION COMPONENTS

For the fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were:

•	base salary;
•	performance-based cash incentives;
•	long-term stock incentives; and
•	other benefits.

A significant percentage of total compensation is allocated to performance-based compensation as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee establishes the appropriate level and mix of incentive compensation based in part on market information, its view of internal equity and consistency and other relevant considerations, such as rewarding extraordinary performance.

Base Salary

We provide Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Committee generally attempts to set base salaries of executive officers at levels that are below “market” rates, as determined from information gathered on the comparator groups described above, such that a significant portion of the executive’s compensation is performance-based compensation. Base salaries are subject to annual review as part of our performance review process and adjusted on the basis of individual and Company performance, level of responsibility, individual experience, and competitive, inflationary and internal equity considerations.

COMPENSATION DISCUSSION AND ANALYSIS (CONTINUED)

2006 EXECUTIVE COMPENSATION COMPONENTS (CONTINUED)

Performance-Based Cash Incentives

The Committee has established an officer bonus plan (the “Officer Bonus Plan”) intended to provide incentives to Messrs. Allen, Avery, Montgomery and Kadow for achieving certain objective performance goals relating to net income increases in excess of the prior year based upon Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) growth. The aggregate bonus under this plan is capped at 10% of adjusted EBITDA growth. Additionally, Mr. Kadow participates with officers, other than Messrs. Allen, Avery and Montgomery, in a kicker bonus pool of $2,000,000 payable if cash flow exceeds the prior year by certain threshold amounts. This program is designed to provide incentive pay only in the event performance objectives are met or exceeded and is updated annually by the Committee based on changes in the business plan. Under the Officer Bonus Plan, the officers are eligible to earn a quarterly or yearly bonus based upon the Company meeting objective goals as stated above.

In 2006, the officers were eligible to receive cash incentive bonuses under the Officer Bonus Plan with a bonus potential as follows: Mr. Allen, 150% of base salary; Mr. Montgomery, 150% of base salary; Mr. Avery, 300% of base salary; and Mr. Kadow, 100% of base salary. Additionally, regarding Mr. Allen, our net income must increase more than 5% over the prior year for any bonus to be paid. The bonus payout range begins at 20% of bonus potential if net income exceeds prior year by 5.1% and reaches 100% of potential bonus if net income exceeds prior year by 15%. Regarding Messrs. Montgomery, Avery and Kadow, the bonus payout range begins at 20% of bonus potential if net income exceeds prior year by 1.1% and reaches 100% of bonus potential if net income exceeds prior year by 10%.  Amounts paid to these officers under the Officer Bonus Plan for performance in 2006 are reflected in the Summary Compensation Table on page 119.

The Committee has established a quarterly concept bonus plan (the “Quarterly Concept Bonus Plan”) intended to provide incentives to Mr. Shlemon for achieving certain objective performance goals relating to net income for the concept for which he is responsible, Carrabba’s Italian Grill, Inc. The bonus is calculated as a factor of pre-tax income.

In 2006, Mr. Shlemon was eligible to receive a quarterly cash incentive bonus under the Quarterly Concept Bonus Plan based upon a factor of 1.55% of pre-tax income of Carrabba’s Italian Grill, Inc. Amounts paid to Mr. Shlemon under the Quarterly Concept Bonus Plan for performance in 2006 are reflected in the Summary Compensation Table on page 119.

Our Board of Directors has approved additional long-term incentive arrangements for certain of its brand presidents (“Brand President Arrangements”). Payments to brand presidents under these agreements are contingent on employment as brand president for a ten-year term (although a reduced payment may be made upon completion of the eighth year). The agreements provide for minimum payments of $500,000 to $3,000,000 per individual upon completion of the term. In addition, upon completion of the term, the individual will receive 5% of the excess, if any, of cumulative operating profit of the brand over the cumulative cost of capital employed in the brand during the term. The cost of capital is subject to our annual adjustment. Mr. Shlemon has a long-term incentive Brand President Arrangement. There were no payments under these arrangements in 2006.

COMPENSATION DISCUSSION AND ANALYSIS (CONTINUED)

2006 EXECUTIVE COMPENSATION COMPONENTS (CONTINUED)

Long-Term Stock Incentives

During the fourth quarter of 2005, the Committee discontinued issuing stock option awards and adopted a policy of issuing primarily restricted stock awards to our Named Executive Officers. The restricted stock awards are granted to certain of our executive officers and key employees in an effort to align a portion of the executive compensation package with the long-term interests of our stockholders by providing an incentive that focuses attention on managing the Company from the perspective of an owner with an equity stake in the business. Additionally, the Committee believes such long-term stock awards serve to compensate executive officers and other key employees for their efforts on our behalf, retain individuals of ability and initiative in professional, management and other key positions, and to induce such key employees to refrain from competing with us and our subsidiaries. The Committee and our Board of Directors are responsible for selecting recipients of long-term stock awards, determining the timing and amount of grants, setting option exercise prices and setting vesting and expiration dates. For compensation decisions regarding the grant of equity compensation to executive officers, the Committee typically considers recommendations from our Chief Executive Officer.

Grants of stock options and/or restricted stock generally are limited to the Company’s executive officers and other key employees and managers of the Company or its subsidiaries who are in a position to contribute substantially to the growth and success of the Company and its subsidiaries. We use stock options and/or restricted stock as a form of executive compensation to reward exceptional performance with a long-term benefit, facilitate stock ownership and deter recruitment of our key personnel by competitors and others. In evaluating annual compensation of our executive officers, the Committee takes into consideration stock options and/or restricted stock as a percentage of total compensation, consistent with its philosophy that stock incentives more closely align the interests of our employees with the long-term interests of our stockholders. In granting stock options and/or restricted stock to executive officers, the Committee has considered the number and size of stock options and/or restricted stock already held by an executive officer when determining the size of stock awards to be made to the officer in a given fiscal year.

Stock Options. Our Amended and Restated Stock Plan (the “Amended Stock Plan”) is designed to accomplish the goals described above by providing for the issuance of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code, and nonqualified stock options to certain of our executive officers and other employees. The Amended Stock Plan was originally adopted by our Board of Directors and stockholders in 1992 and has been amended from time to time. Generally, stock options awards have a time-based vesting schedule with a certain percentage of shares vesting over a period of time established by the Committee. We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We have not made equity grants in connection with the release or withholding of material non-public information. Options are awarded at a price established by the Committee which generally is the fair market value of our common stock on the New York Stock Exchange on the date of the grant. There were no options granted to the Named Executive Officers in 2006.

Restricted Stock.  Generally, restricted stock awards have a time-based vesting schedule with a certain percentage of shares vesting over a period of time established by the Committee. In certain cases, the vesting of a specified additional number of the restricted shares is accelerated if the Company achieves a certain market capitalization on the vesting date. Restricted stock awards granted to the Named Executive Officers in 2006 are reflected in the Grants on Plan-Based Awards table on page 120.

COMPENSATION DISCUSSION AND ANALYSIS (CONTINUED)

2006 EXECUTIVE COMPENSATION COMPONENTS (CONTINUED)

Other Benefits

Under their employment agreements, the Named Executive Officers are each entitled to receive certain perquisites and personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Such benefits include, but are not limited to, complimentary food, automobile allowances, life insurance, medical insurance, and (with the exception of Mr. Allen) three weeks vacation. In addition, our Board of Directors has approved a policy requiring Mr. Avery and Mr. Allen to use Company aircraft for security and time management purposes during business and personal travel. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers.

We entered into a Split Dollar Agreement and Limited Collateral Assignment (“Split Dollar Agreements”) as of November 7, 1999, with a trust established by Mr. Avery, pursuant to which we were to pay the premium costs of life insurance policies that pay a death benefit of not less than $5 million to one or more members of Mr. Avery’s family upon his death. Under the Split Dollar Agreements, we were to pay that portion of each annual policy premium that, in general terms, is equal to the annual increase in the cash value of the policy. We may cause the Split Dollar Agreements to be terminated and the policies to be surrendered at any time upon 30 days’ prior notice. Upon surrender of the policy or payment of the death benefit under the policy, we are entitled to repayment from Mr. Avery of an amount equal to the cumulative premiums we previously paid, with all remaining payments to be made to his trust. We ceased paying the premiums for the split dollar policies in July 2002. In 2005, we entered into an Endorsement Split Dollar Agreement with Mr. Avery pursuant to which the collateral assignments were released and the ownership of the policies was transferred to us. The beneficiary of the policies was changed to the Company to the extent of premiums paid or the cash value, whichever is greater with the balance being appointed to a personal beneficiary designated by Mr. Avery. Upon our surrender of the policy we retain all of the cash value, however upon payment of a death claim, we intend to retain an amount equal to the cumulative premiums we previously paid or the cash value, whichever is greater, and pay the balance of the stated death benefit to the beneficiary designated by Mr. Avery.

Additionally, in March 2006 we acquired endorsement split dollar life insurance policies with a $5 million death benefit for Messrs. Allen, Montgomery and Kadow. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater with the balance being appointed to a personal beneficiary designated by the executive officer. Upon our surrender of the policy we retain all of the cash value, however upon payment of a death claim, we intend to retain an amount equal to the cumulative premiums we previously paid or the cash value, whichever is greater, and pay the balance of the stated death benefit to the beneficiary designated by the executive officer.

Attributed costs of perquisites and other personal benefits provided to the Named Executive Officers are reflected in the Summary Compensation Table on page 119.

COMPENSATION DISCUSSION AND ANALYSIS (CONTINUED)

CHANGE OF CONTROL BENEFITS

During 2006 and in connection with the proposed acquisition by an investor group comprised of investment funds affiliated with Bain Capital Partners, LLC and Catterton Management Company, LLC, which are private equity firms (the “Merger”), we entered into amendments to our employment agreements with Messrs. Allen, Avery, Kadow and Montgomery providing for change in control severance benefits in the event of certain qualifying terminations of employment in connection with or following a merger.  These amendments were approved in order to provide the executives an incentive to continue to be employed by us in the event  an alternative proposal arose and was accepted during the solicitation period and in the event they were unable to enter  into satisfactory employment arrangements with the buying group.

The agreements provide that in the event of a separation of service of the executive by the Company without cause or by the executive for good reason within two years after a change of control, the executive will be paid a lump sum equal to two times the sum of (i) his gross annual base salary at the rate in effect immediately prior to the change of control and (ii) the aggregate cash bonus compensation paid to him for the two fiscal years preceding the year in which the change of control occurs divided by two. However, in the case of Mr. Montgomery, if he is not employed for the two entire fiscal years preceding the year in which a change of control occurs, the amount for the purposes of clause (ii) will be equal to his target bonus for the year in which the change of control occurs.

Pursuant to agreements with each of Mr. Allen, Mr. Avery and Mr. Kadow, the options owned by each of them will become fully vested and exercisable if, within two years after a change of control, the executive is terminated by the Company without cause, resigns for good reason, dies or suffers a disability.

Pursuant to agreements with each of Mr. Allen, Mr. Kadow and Mr. Montgomery, the restricted stock owned by each of them will become fully vested and all restrictions will lapse if, within two years after a change of control, the executive is terminated by the Company without cause, resigns for good reason, dies or suffers a disability.

Pursuant to our agreement with Mr. Allen, if a change of control and subsequent separation of service cause the vesting of all restricted stock granted to Mr. Allen pursuant to certain restricted stock agreements, we will not be required to pay Mr. Allen severance compensation of $5,000,000, as previously required under Mr. Allen’s employment agreement in certain circumstances.

Each agreement provides a “conditional gross-up” for excise and related taxes in the event the severance compensation and other payments or distributions to an executive pursuant to an employment agreement, stock option agreement, restricted stock agreement or otherwise would constitute “excess parachute payments,” as defined in Section 280G of the Internal Revenue Code. The tax gross up will be provided if the aggregate parachute value of all severance and other change of control payments to the executive is greater than 110% of the maximum amount that may be paid under Section 280G of the Internal Revenue Code without imposition of an excise tax. If the parachute value of an executive’s payments does not exceed the 110% threshold, the executive’s payments under the change of control agreement will be reduced to the extent necessary to avoid imposition of the excise tax on “excess parachute payments.”

Each of Mr. Allen, Mr. Avery, Mr. Kadow and Mr. Montgomery currently expects that the existing employment agreements with the change of control provisions described above will be amended and restated in connection with the Merger, in which event the change of control payments described above would not become payable.

COMPENSATION DISCUSSION AND ANALYSIS (CONTINUED)

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction to public companies for compensation in excess of $1,000,000 paid to certain individuals. Compensation paid under our incentive plans is not fully deductible for federal income tax purposes. Compensation costs for restricted stock grants are generally deductible when they vest, however, we expect that a majority of the compensation cost for restricted stock grants will not be deductible for federal income tax purposes due to limitations under Section 162(m) of the Internal Revenue Code described above. Additionally, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of SFAS No. 123R.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Since April 25, 2006, the Compensation Committee has consisted of Debbi Fields, W.R. Carey, Jr., General (Ret) Tommy Franks and Toby S. Wilt, none of whom is or was an officer or employee of the Company or any of its subsidiaries. From January 1, 2006, to April 25, 2006, the Compensation Committee consisted of Debbi Fields, W.R. Carey, Jr., and Toby S. Wilt.

Toby S. Wilt through his wholly-owned corporation TSW Investments, Inc. has investments in seven limited partnerships, each of which owns and operates one Carrabba’s Italian Grill restaurant as a franchisee of Carrabba’s Italian Grill, Inc. (“Carrabba’s”), a subsidiary of the Company. These investments were made in the years 1999 to 2002. Carrabba’s owns a 45% interest as a general partner in each of these limited partnerships. In 2006, Mr. Wilt received distributions from these partnerships in the aggregate amount of $35,000.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee

W. R. Carey, Jr.
Debbi Fields
General (Ret) Tommy Franks
Toby S. Wilt, Chairman

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation earned by the Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and the three other most highly compensated executive officers (each, a “Named Executive Officer”) for the year ended December 31, 2006:

				NON-EQUITY
				INCENTIVE	ALL
		RESTRICTED		PLAN	OTHER
		STOCK	OPTION	COMPEN-	COMPEN-
NAME AND PRINCIPAL POSITION	SALARY	AWARDS (1)	AWARDS (1)	SATION (2)	SATION	TOTAL
A. William Allen III	$787,500	$3,365,647	$649,761	$59,063	$64,361	$4,926,332
Chief Executive Officer
(Principal Executive Officer) (3)
Dirk A. Montgomery	400,000	641,928	-	90,000	20,337	1,152,265
Chief Financial Officer (Principal
Financial and Accounting Officer) (4)
Paul E. Avery	661,500	-	726,777	297,675	33,655	1,719,607
Chief Operating Officer (5)
Joseph J. Kadow	436,800	587,671	268,563	65,520	7,575	1,366,129
Executive Vice President, Chief
Officer-Legal and Corporate Affairs (6)
Steven T. Shlemon	252,000	-	-	458,090	4,800	714,890
President of subsidiary
Carrabba's Italian Grill, Inc. (7)
____________
(1)
Stock and option awards consist of compensation cost recognized in the Company’s financial statements with respect to awards granted in previous fiscal years and the subject fiscal year. Restricted stock and option awards are expensed on a straight-line basis over the estimated life of the award. The restricted stock awards are valued at the market value of the common stock on the date of the grant. The option awards are valued at fair value using the Black-Scholes option pricing model. Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123R, “Share-Based Payment.”  The fair value based method requires the Company to expense all stock-based employee compensation.  See Item 8, Note 1 and Note 13 of Notes to Consolidated Financial Statements for discussion of the adoption of SFAS No. 123R and the Black-Scholes option pricing model.

(2)
Incentive payments made to Messrs. Allen, Montgomery, Avery and Kadow represent amounts earned under the Officer Bonus Plan.  Incentive payments to Mr. Shlemon represent amounts earned under the Quarterly Concept Bonus Plan.  See Compensation Discussion and Analysis for a discussion of the plans for 2006.

(3)	Other compensation for Mr. Allen includes personal use of the Company’s aircraft of $57,236, life insurance premiums of $2,325 and a car allowance of $4,800.
(4)	Other compensation for Mr. Montgomery includes a relocation cost reimbursement of $18,124 relating to his move in 2005 and life insurance premiums of $2,213.
(5)	Other compensation for Mr. Avery includes personal use of the Company’s aircraft of $25,377, life insurance premiums of $3,478 and a car allowance of $4,800.
(6)	Other compensation for Mr. Kadow includes a car allowance of $4,800 and life insurance premiums of $2,775.
(7)	Other compensation for Mr. Shlemon includes a car allowance of $4,800.

EXECUTIVE COMPENSATION (CONTINUED)

GRANTS ON PLAN-BASED AWARDS

The following table summarizes the stock awards earned by the Named Executive Officers for the year ended December 31, 2006:

ESTIMATED FUTURE PAYOUTS
		UNDER EQUITY INCENTIVE			MARKET
		PLAN AWARDS			VALUE
	GRANT	(NUMBER OF SHARES) (#)			ON GRANT
NAME	DATE	THRESHOLD	TARGET	MAXIMUM	DATE
Joseph J. Kadow (1)	10/24/2006	-	25,000	-	$856,500
______________
(1)
Represents a restricted stock award dated October 24, 2006 under the Outback Steakhouse, Inc. Amended and Restated Stock Plan valued at market on the grant date of $34.26 per share. There are no threshold or maximum share amounts. This award vests as to 5,000 shares on each of October 26, 2008 and October 26, 2009, and as to 15,000 shares on October 26, 2010. See Potential Payments upon Termination or Change in Control for additional information regarding vesting.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Options

The following table summarizes outstanding stock options for each Named Executive Officer as of December 31, 2006:

	NUMBER OF SECURITIES			OPTION
	UNDERLYING UNEXERCISED OPTIONS			EXERCISE	OPTION
	(NUMBER OF SHARES) (#)			PRICE	EXPIRATION
NAME	EXERCISABLE	UNEXERCISABLE (1)		PER SHARE	DATE
A. William Allen III	-	300,000	(2)	$28.39	7/24/2012

Paul E. Avery	83,000	-		15.00	7/23/2007
	200,000	-		24.94	2/2/2010
	300,000	-		28.06	4/25/2011
	60,000	240,000	(3)	34.12	1/22/2013

Joseph J. Kadow	20,000	30,000	(4)	28.39	7/24/2012
	-	75,000	(5)	39.57	10/27/2014
	100,000	-		24.88	1/27/2009
_____________
(1)	See Potential Payments upon Termination or Change in Control for additional information regarding vesting.
(2)	Unexercisable options vest as to 100,000 shares on each of May 1, 2007, May 1, 2008 and May 1, 2009.
(3)	Unexercisable options vest as to 60,000 shares on January 22, 2007 and 180,000 shares on January 22, 2008.
(4)	Unexercisable options vest on July 1, 2007.
(5)	Unexercisable options vest as to 15,000 shares on each of October 27, 2007 and October 27, 2008, and as to 45,000 shares on October 27, 2009.

EXECUTIVE COMPENSATION (CONTINUED)

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (CONTINUED)

Stock Awards

The following table summarizes unvested restricted stock awards for each Named Executive Officer as of December 31, 2006. The holder of restricted stock has the right to vote and receive dividends with respect to the shares, but may not transfer or otherwise dispose of the shares until they vest. The unvested portion of each restricted stock award is subject to forfeiture if the holder’s employment terminates prior to vesting.

	SHARES OF RESTRICTED STOCK AWARDS
	THAT HAVE NOT VESTED
NAME	NUMBER OF SHARES (#) (1)		MARKET VALUE (2)
A. William Allen III	300,000	(3)	$11,760,000
	150,000	(4)	5,880,000

Dirk A. Montgomery	100,000	(5)	3,920,000

Joseph J. Kadow	50,000	(6)	1,960,000
	25,000	(7)	980,000
_____________
(1)	See Potential Payments upon Termination or Change in Control for additional information regarding vesting.
(2)	Market value was calculated by multiplying the closing market price of $39.20 on December 29, 2006, the last trading day of 2006, by the number of shares.
(3)
The grant of 300,000 shares of restricted common stock will vest as follows: on December 31, 2009, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $6,060,000,000; on December 31, 2011, 90,000 shares, plus an additional 30,000 shares if the market capitalization of the Company exceeds $8,060,000,000; and on December 31, 2014, the balance of all remaining unvested shares.

(4)	The grant of 150,000 shares of restricted stock vests as to 75,000 shares on each of December 31, 2009 and December 31, 2011.
(5)
The grant of 100,000 shares of restricted common stock will vest as follows: on November 1, 2010, 50,000 shares, plus an additional 10,000 shares if the market capitalization of the Company exceeds $6,000,000,000; and on November 1, 2012, the balance of all remaining unvested shares.

(6)	The grant of 50,000 shares of restricted stock vests as to 10,000 shares on each of October 26, 2008 and October 26, 2009, and as to 30,000 shares on October 26, 2010.
(7)	The grant of 25,000 shares of restricted stock vests as to 5,000 shares on each of October 26, 2008 and October 26, 2009, and as to 15,000 shares on October 26, 2010.

EXECUTIVE COMPENSATION (CONTINUED)

OPTION EXERCISES AND STOCK VESTED

The following table summarizes exercises of stock options and vesting of restricted stock awards for each Named Executive Officer for the year ended December 31, 2006:

	OPTION AWARDS			STOCK AWARDS
	NUMBER			NUMBER
	OF SHARES		VALUE	OF SHARES	VALUE
	ACQUIRED ON		REALIZED ON	ACQUIRED ON	REALIZED ON
NAME	EXERCISE (#)		EXERCISE	VESTING (#)	VESTING
A. William Allen III	200,000	(1)	$2,178,000	-	$-
_____________
(1)	Stock option was awarded on July 24, 2002 for 500,000 shares of common stock with an exercise price of $28.39 per share. The remaining 300,000 shares of this option are not vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

PROPOSED MERGER

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

MANAGEMENT EMPLOYMENT AGREEMENTS

On November 5, 2006, the Company entered into amendments to certain employment, stock option and restricted stock agreements with the Company’s Chief Executive Officer, Chief Operating Officer, Chief Officer — Legal and Corporate Affairs and Chief Financial Officer. Each employment agreement provides benefits to the executive in the event of specified triggering events in connection with a change of control.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (CONTINUED)

MANAGEMENT EMPLOYMENT AGREEMENTS (CONTINUED)

Pursuant to the Chief Executive Officer’s Amendment, if a change of control and subsequent separation of service cause the vesting of all restricted stock granted to him pursuant to certain Restricted Stock Agreements, the Company will not be required to pay him severance compensation of $5,000,000, as previously required under his employment agreement in certain circumstances.

Pursuant to the Amendments for the Chief Executive Officer, Chief Operating Officer and Chief Officer — Legal and Corporate Affairs, the options owned by each of them will become fully vested and exercisable if, within two years after a change of control, the executive is terminated by the Company without cause, resigns for good reason, dies or suffers a disability.

Pursuant to the Amendments for each of the Chief Executive Officer, Chief Officer — Legal and Corporate Affairs and Chief Financial Officer, the restricted stock owned by each of them will become fully vested and all restrictions will lapse if, within two years after a change of control, the executive is terminated by the Company without cause, resigns for good reason, dies or suffers a disability.

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

Each of Mr. Allen, Mr. Avery, Mr. Kadow, Mr. Montgomery and Mr. Shlemon are subject to confidentiality obligations, non-competition and non-solicitation covenants for two years following termination of employment.

Assuming that the current employment agreements remain in effect, that the merger is completed on April 30, 2007 and that thereafter each executive officer’s employment is terminated on that date without cause or voluntarily terminated on that date by the executive officer for good reason, the estimated cost of the cash severance benefits described above (including any estimated tax gross-up payment) would be as follows: Mr. Allen, $9,592,000, Mr. Avery, $2,938,000, Mr. Kadow, $833,000, and Mr. Montgomery, $4,246,000.

Each of Mr. Allen, Mr. Avery, Mr. Kadow and Mr. Montgomery and the successor company currently expects that the existing employment agreements described above will be amended and restated, in which event the amounts described in the immediately preceding paragraph would not become payable.

However, a “conditional gross-up” amount for excise and related taxes on “excess parachute payments” is expected to be payable to Mr. Allen in conjunction with the merger even if there is no separation of service within two years of the change of control. The amount of this “conditional gross-up” payment to Mr. Allen is estimated to be $2,436,000.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (CONTINUED)

STOCK OPTION PLANS AND RESTRICTED STOCK GRANTS

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

We estimate the amounts that will be payable to each named executive officer in settlement of stock options as follows: Mr. Allen, $3,483,000, Mr. Avery, $10,433,000 and Mr. Kadow, $2,125,250. We estimate the aggregate amount that will be payable to all directors and executive officers in settlement of stock options, restricted stock (other than restricted stock held by Mr. Allen, Mr. Kadow and Mr. Montgomery) and other equity-based awards to be approximately $19,265,000. Mr. Allen, Mr. Kadow and Mr. Montgomery will contribute their restricted stock to the successor in exchange for common stock of the successor.

LIFE INSURANCE BENEFITS

The Company has various key man life insurance policies for three of the Company’s founders and four of the Company’s executive officers. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater with the balance being appointed to a personal beneficiary designated by the founder or executive officer. Upon the Company’s surrender of the policy it retains all of the cash value, however, upon payment of a death claim, it intends to retain an amount equal to the cumulative premiums it previously paid or the cash value, whichever is greater, and it intends to pay the balance of the stated death benefit to the beneficiary designated by the founder or executive officer.  The death benefit is: $40,000,000 each as to Messrs. Sullivan, Basham and Gannon; and $5,000,000 each as to Messrs. Allen, Avery, Kadow and Montgomery.

DIRECTOR COMPENSATION

The Company pays its directors who are not employees of the Company fees as follows:

DIRECTOR'S
DESCRIPTION	FEE
Annual retainer paid in quarterly installments	$60,000
Committee Chair (other than Audit) fee	5,000
Audit Committee Chair fee	8,000
Board meeting fee	1,500
Committee meeting (other than Audit) fee	1,000
Audit Committee meeting fee	2,000
Telephonic Board or Committee meeting fee	500

In July 1997, the Board adopted the Outback Steakhouse, Inc. Directors' Deferred Compensation and Stock Plan (“Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, directors who are not employees of the Company are required to receive at least 50% of their total fees in common stock of the Company and may choose to receive the remaining 50% in cash and/or shares of common stock in the Company. The receipt of any portion in shares of common stock of the Company may be deferred and held as share equivalents under the Deferred Compensation Plan for a period of time, as determined by each director. The Deferred Compensation Plan does not currently have limits on the number of shares of common stock issuable under the plan. The total number of shares of common stock that may be issuable under the plan will depend upon, among other factors, the deferral elections made by participants in such plans. As of December 31, 2006, there were 37,522 common share equivalents issued and outstanding. The Company’s intention is to use treasury shares to settle issuances under this plan. Dividends are paid in cash directly by the Company on common stock and share equivalents; prior to April 12, 2004, dividends paid on share equivalents were credited to the directors’ deferral accounts.

Generally, upon election to the Board prior to April 1, 2004, each director who was not an employee was granted a one-time stock option to acquire 45,000 shares of common stock. The exercise price for such shares was equal to the closing sale price of the common stock on the date of the grant as reported on the NYSE. Options granted to directors generally were granted upon the same terms and conditions as options granted to executive officers and key employees. Commencing on April 1, 2004, upon election to the Board, any new director will instead receive restricted stock having a value at time of grant of $100,000. The restricted stock will vest in equal installments over a five-year term. On April 27, 2005, 2,403 shares of restricted stock were granted to General (Ret) Tommy Franks upon his election to the Board, with a value of $41.62 per share, vesting 480 shares on April 27, 2006, April 27, 2007, April 27, 2008, and April 27, 2009, and 483 shares on April 27, 2010, and expiring on April 27, 2010.

DIRECTOR COMPENSATION (CONTINUED)

The following table summarizes fees earned or paid in cash to non-employee directors for the year ended December 31, 2006:

	FEES EARNED
	OR PAID	STOCK	ALL OTHER
NAME	IN CASH	AWARDS (1)	COMPENSATION (2)	TOTAL
John A. Brabson, Jr. (3)	$61,250	$40,750	$2,439	$104,439
William R. "Max" Carey, Jr. (4)	26,500	76,000	4,722	107,222
Debbi Fields (5)	18,000	69,000	4,387	91,387
General (Ret) Tommy Franks (6)	18,500	70,000	2,460	90,960
Thomas A. James (7)	62,250	41,750	4,087	108,087
Lee Roy Selmon (8)	34,750	33,250	2,411	70,411
Toby S. Wilt (9)	58,000	38,500	2,643	99,143
_____________
(1)
Stock awards are issued in lieu of cash at the option of the individual director and are valued at the market price of the common stock on the grant date; consists of common stock grants and share equivalents. Share equivalents are held under the Directors’ Deferred Compensation Plan and settled 100% in the Company's common stock.

(2)	Consists of dividends paid on stock awards.
(3)
Stock awards in 2006 consisted of 1,069 share equivalents. As of December 31, 2006, Mr. Brabson owned 5,085 share equivalents and options to purchase 15,003 shares of common stock at an exercise price of $38.42 per share.

(4)	Stock awards in 2006 consisted of 1,993 share equivalents. As of December 31, 2006, Mr. Carey owned 9,816 share equivalents.
(5)	Stock awards in 2006 consisted of 1,825 share equivalents. As of December 31, 2006, Ms. Fields owned 9,150 share equivalents.
(6)	Stock awards in 2006 consisted of 1,849 share equivalents. As of December 31, 2006, General Franks owned 3,043 share equivalents and 1,923 shares of unvested restricted stock.
(7)	Stock awards in 2006 consisted of 1,096 shares of common stock. As of December 31, 2006, Mr. James owned options to purchase 45,000 shares of common stock at an exercise price of $30.60 per share.
(8)	Stock awards in 2006 consisted of 882 share equivalents. As of December 31, 2006, Mr. Selmon owned 4,990 share equivalents.
(9)
Stock awards in 2006 consisted of 1,015 share equivalents. As of December 31, 2006, Mr. Wilt owned 5,469 share equivalents and options to purchase 45,000 shares of common stock at an exercise price of $15.00 per share.

Mr. Sullivan and Mr. Basham are executive officers, other than Named Executive Officers, and do not receive any additional compensation for services provided as a director.

We entered into a Split Dollar Agreement and Limited Collateral Assignment (“Split Dollar Agreements”) as of November 7, 1999, with each of the respective trusts established by Mr. Sullivan and Mr. Basham (each, a “Policy Employee”), pursuant to which we were to pay the premium costs of life insurance policies that pay a death benefit of not less than $5 million to one or more members of a Policy Employee’s family upon the death of that Policy Employee. Under the Split Dollar Agreements, we were to pay that portion of each annual policy premium that, in general terms, is equal to the annual increase in the cash value of the policy. We may cause the Split Dollar Agreements to be terminated and the policies to be surrendered at any time upon 30 days’ prior notice. Upon surrender of the policy or payment of the death benefit under the policy, we are entitled to repayment from the Policy Employee of an amount equal to the cumulative premiums we previously paid, with all remaining payments to be made to the respective trusts. We ceased paying the premiums for the split dollar policies in July 2002. In 2005, we entered into Endorsement Split Dollar Agreements with the Policy Employees pursuant to which the collateral assignments were released and the ownership of the policies was transferred to us. The beneficiary of the policies was changed to the Company to the extent of premiums paid or the cash value, whichever is greater with the balance being appointed to a personal beneficiary designated by each Policy Employee. Upon our surrender of the policy we retain all of the cash value, however upon payment of a death claim, we intend to retain an amount equal to the cumulative premiums we previously paid or the cash value, whichever is greater, and pay the balance of the stated death benefit to the applicable beneficiary designated by Policy Employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table provides information about the common stock that may be issued under all of OSI Restaurant Partners, Inc.’s existing equity compensation plans as of December 31, 2006 (in thousands, except option prices):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	16,268	$29.23	4,919
Equity compensation plans not approved by security holders (2)	238	-	-
	16,506	$28.81	4,919
____________
(1)
Consists of common stock that may be issued under the (i) Outback Steakhouse, Inc. Amended and Restated Stock Plan, (ii) Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan, and (iii) Outback Steakhouse, Inc. Partner Equity Plan.

(2)	Consists of common stock that may be issued as (i) inducement grants, and (ii) notional shares held under the Outback Steakhouse, Inc. Directors’ Deferred Compensation and Stock Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes the beneficial ownership of the Company's common stock as of February 5, 2007 (except as noted) by each person known to the Company to beneficially own more than five percent of the Company's common stock, each director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group. The beneficial ownership percentages reflected in the table below are based on 75,308,339 shares of our common stock outstanding.  The named stockholders have sole voting and dispositive power with respect to all shares shown as being beneficially owned by them, except as otherwise indicated.

	AMOUNT
	BENEFICIALLY	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNED	CLASS
Chris T. Sullivan (1) (19)	2,471,823	3.3%
Robert D. Basham (2) (19)	4,328,204	5.7%
J. Timothy Gannon (3) (19)	1,193,303	1.6%
A. William Allen III (4) (19)	650,000	*
Paul E. Avery (5) (19)	736,100	1.0%
John A. Brabson, Jr. (6)	36,034	*
W. R. Carey, Jr. (7)	-	*
Michael W. Coble (8)	40,000	*
Debbi Fields (9)	625	*
General (Ret) Tommy Franks (10)	2,603	*
Thomas A. James (11)	53,273	*
Joseph J. Kadow (12) (19)	195,000	*
Dirk A. Montgomery (13) (19)	100,000	*
Lee Roy Selmon (14)	-	*
Steven T. Shlemon (15)	76,008	*
Toby S. Wilt (16)	75,000	*
Capital Research and Management Company (17)	6,901,500	9.2%
FMR Corp. (18)	6,092,880	8.1%
Lord, Abbett & Co. LLC (21)	5,251,540	7.0%

Filed as a group (7 persons) (19)	9,674,430	12.7%
All directors and executive officers
as a group (15 persons) (20)	8,764,670	11.5%
_____________
*	Less than one percent.
(1)
Includes 2,458,003 shares owned by CTS Equities, Limited Partnership, an investment partnership (“CTSLP”). Mr. Sullivan is a limited partner of CTSLP, the sole member of CTS Equities, LLC and the sole general partner of CTSLP. Also includes 2,568 shares owned by Mr. Sullivan’s children for whom Mr. Sullivan serves as custodian.

(2)
Includes 2,886,878 shares owned by RDB Equities, Limited Partnership, an investment partnership (“RDBLP”). Mr. Basham is a limited partner of RDBLP, the sole member of RDB Equities, LLC and the sole general partner of RDBLP. Also includes 1,441,326 shares owned by the Robert D. Basham Revocable Trust of 1992, of which Mr. Basham is the sole beneficiary.

(CONTINUED)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(3)	Includes 565,303 shares owned by JTG Equities, Ltd. and held in a prepaid forward account. Mr. Gannon is a limited partner in JTG Equities.
(4)
Includes 450,000 shares of restricted stock that vest beginning in 2009 through 2014. Does not include options to purchase 300,000 shares of common stock that are not exercisable within 60 days of February 5, 2007.

(5)
Includes (i) 703,000 shares of common stock which may be acquired by Mr. Avery upon the exercise of stock options, and (ii) 15,000 shares held by the Avery Family Foundation of which Mr. Avery has sole voting power. Does not include options to purchase 180,000 shares of common stock that are not exercisable within 60 days of February 5, 2007.

(6)
Includes 15,003 shares of common stock which may be acquired by Mr. Brabson upon the exercise of stock options. Does not include share equivalents representing value of notional shares held under the Directors’ Deferred Compensation and Stock Plan, as amended.

(7)	Does not include share equivalents representing value of notional shares held under the Directors’ Deferred Compensation and Stock Plan, as amended.
(8)	Consists of 40,000 shares of common stock which may be acquired by Mr. Coble upon the exercise of stock options.
(9)	Does not include share equivalents representing value of notional shares held under the Directors’ Deferred Compensation and Stock Plan, as amended.
(10)
Includes 1,923 shares of restricted stock that vest in annual installments through 2010. Does not include share equivalents representing value of notional shares held under the Directors’ Deferred Compensation and Stock Plan, as amended.

(11)	Includes 45,000 shares of common stock which may be acquired by Mr. James upon the exercise of stock options.
(12)
Includes (i) 120,000 shares of common stock which may be acquired by Mr. Kadow upon the exercise of stock options, and (ii) 75,000 shares of restricted stock that vest in three annual installments beginning in 2008. Does not include options to purchase 105,000 shares that are not exercisable within 60 days of February 5, 2007.

(13)	Consists of 100,000 shares of restricted stock which vest in beginning in 2010 through 2012.
(14)	Does not include share equivalents representing value of notional shares held under the Directors’ Deferred Compensation and Stock Plan, as amended.
(15)	Includes 1,608 shares owned by Mr. Shlemon as custodian for a minor child.
(16)
Includes 45,000 shares which may be acquired by Mr. Wilt through the exercise of stock options. Does not include share equivalents representing value of notional shares held under the Directors’ Deferred Compensation and Stock Plan, as amended.

(17)
Based on a Schedule 13G filed by Capital Research and Management Company, a Delaware corporation (“CRMC”), with the Securities and Exchange Commission (the “SEC”) on February 12, 2007, reflecting beneficial ownership as of December 29, 2006. These shares are owned by various investment companies for which CRMC serves as investment adviser with power to direct investments. CRMC has sole power to vote 3,181,500 of the shares, has shared voting power with respect to no shares and has sole dispositive power with respect to all shares.

(18)
Based on a Schedule 13G/A filed by FMR Corp., a Delaware corporation, with the SEC on February 14, 2006, reflecting beneficial ownership as of December 31, 2005. Includes: (i) 5,837,940 shares beneficially owned by Fidelity Management & Research Company; (ii) 50,500 shares beneficially owned by Fidelity Management Trust Company; (iii) 203,840 shares beneficially owned by Fidelity International Limited; and (iv) 600 shares beneficially owned by Strategic Advisers, Inc. FMR Corp. has the sole power to vote or direct the vote of 431,240 shares and has shared voting power with respect to no shares. FMR Corp. has the sole power to dispose of all 6,092,880 shares.

(19)
Filed as a group with the Securities and Exchange Commission on Schedule 13E3 dated January 17, 2007. Includes 823,000 shares of common stock which may be acquired upon the exercise of stock options. Does not include options to purchase 585,000 shares of common stock that are not exercisable within 60 days of February 5, 2007.

(20)
Includes 968,003 shares of common stock which may be acquired upon the exercise of stock options. Does not include options to purchase 585,000 shares of common stock that are not exercisable within 60 days of February 5, 2007.

(21)
Based on a Schedule 13G filed by Lord, Abbett & Co. LLC, a Delaware corporation, with the SEC on February 14, 2007, reflecting beneficial ownership as of December 29, 2006. Lord, Abbett & Co. LLC has the sole power to vote or direct the vote of 5,023,540 shares and has the sole power to dispose of all 5,251,540 shares.

Unless otherwise indicated, the mailing address of the Company, and of persons identified in the above table, is 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607. The mailing address for each of CTSLP and RDBLP is 3111 South Valley View, Suite B-101, Las Vegas, Nevada 89102. The address of CRMC is 333 South Hope Street, 55th Floor, Los Angeles, California 90071. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The address of JPMC is 270 Park Avenue, New York, New York 10017. The address for Lord, Abbett & Co. LLC is 90 Hudson Street, Jersey City, New Jersey 07302.

CHANGE IN CONTROL

PROPOSED MERGER

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

The merger agreement also contains certain termination rights. The merger agreement provides that in certain circumstances, upon termination, the Company may be required to pay a termination fee of either $25,000,000 or, in certain circumstances, $45,000,000, and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $7,500,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

In accordance with Rule 404 of Regulation S-K, the following related party transactions are required to be reported here in this Item 13. See Item 8, Note 16 in the Notes to Consolidated Financial Statements for a complete summary of related party transactions.

Mr. Allen, our Chief Executive Officer and Director, through his revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries, owns all of the equity interests in AWA III Steakhouses, Inc., which owns 2.5% of Outback/Flemings, LLC. Outback/Flemings, LLC serves as the general partner of limited partnerships that own certain Fleming’s Steakhouses. During 2006, Mr. Allen, through his ownership interest in Outback/Flemings, LLC, received no distributions from investments in 40 restaurants and paid in capital of $296,000.

A sibling of Mr. Shlemon is employed with a subsidiary of the Company as a restaurant managing partner and received aggregate compensation in 2006 of $79,000. As a qualified managing partner, the sibling was entitled to make investments in Company restaurants, on the same basis as other qualified managing partners, and invested $375,000 in partnerships that own and operate two Outback Steakhouse restaurants and received distributions from these partnerships in the aggregate amount of $127,000 in the year 2006.

During 2001, Mr. Lee Roy Selmon, a member of the Board of Directors invested approximately $101,000 for a 10% interest in the operations of a Company-owned restaurant that bears his name and to which he is making a material image contribution. Mr. Selmon will receive a 1% royalty from all future Lee Roy Selmon’s restaurants developed by the Company. In 2006, Mr. Selmon received distributions from the Selmon’s partnership in the amount of approximately $80,000 and royalties in the amount of approximately $92,000. Mr. Selmon also serves on the board of directors of Fifth Third Bank, Florida region, which is a division of Fifth Third Bancorp. Some of the Company’s individual restaurant locations have depository relationships with Fifth Third Bancorp.

A sibling of Mr. Kadow is employed with a subsidiary of the Company as a Vice President of Operations and received aggregate compensation in 2006 of $423,797. The sibling received benefits consistent with other employees in the same capacity. In addition, the sibling is allowed to purchase participation interests in cash flow from restaurants (on the same basis as other similarly situated employees) and he invested an aggregate amount of $392,000 in 23 limited partnerships that own and operate nine Outback restaurants, 11 Bonefish Grill restaurants and three Carrabba’s Italian Grill restaurants. In 2006, the sibling purchased participation interests for $125,000 and received distributions in the aggregate amount of $52,000.

INTERESTS OF OUR DIRECTORS AND EXECUTIVE OFFICERS IN THE PROPOSED MERGER

As discussed in Item 12 above under Change in Control - Proposed Merger Transaction, it is contemplated that a merger will occur prior to April 30, 2007. In conjunction with this proposed merger, directors and executive officers have interests in the transaction as discussed below.

STOCK OPTIONS, RESTRICTED STOCK AND OTHER EQUITY-BASED AWARDS

As of the effective time of the proposed merger:

•
each outstanding option to purchase shares of our common stock held by a director or executive officer, whether vested or unvested, will be canceled and converted into the right to receive a cash payment equal to the excess (if any) of the $40.00 per share cash merger consideration over the exercise price per share of the option, multiplied by the number of shares subject to the option, without interest and less any applicable withholding taxes;

•	each holder under our Directors’ Deferred Compensation Plan, as amended, will be entitled to $40.00 per each notional share held under such holder’s account;

INTERESTS OF OUR DIRECTORS AND EXECUTIVE OFFICERS IN THE PROPOSED MERGER (CONTINUED)

STOCK OPTIONS, RESTRICTED STOCK AND OTHER EQUITY-BASED AWARDS (CONTINUED)

•
each award of restricted stock held by Mr. Allen, Mr. Avery, Mr. Kadow and Mr. Montgomery will be exchanged for shares of common stock of the successor such that immediately following the proposed closing each of Mr. Allen, Mr. Avery, Mr. Kadow and Mr. Montgomery will own approximately 1.5%, 1.0%, 0.3% and 0.3%, respectively, of the fully-diluted outstanding common stock of the successor, subject to dilution by other members of management who may be given the opportunity to exchange restricted or unrestricted stock for shares of common stock of the successor at the same price per share as the other investors. The common stock of the successor will vest in five equal annual installments on each of the first five anniversaries of the closing; provided that vesting will accelerate in the event of a termination of employment as a result of death or disability, without cause or by the executive with good reason or upon a subsequent change of control; and

•
each award of restricted stock held by an executive officer or director that is not exchanged for the successor common stock as described in the immediately preceding bullet point will be converted into the right to receive $40.00 per share in cash, plus certain earnings thereon, less any applicable withholding taxes, payable on a deferred basis at the time the underlying restricted stock would have vested under its terms as in effect immediately prior to the effective time and subject to the satisfaction by the holder of all terms and conditions to which such vesting was subject; provided, however, that the holder’s deferred cash account will become immediately vested and payable upon termination of such holder’s employment by us without cause or upon such holder’s death or disability.

We estimate the amounts that will be payable to each named executive officer in settlement of stock options as follows: Mr. Allen, $3,483,000, Mr. Avery, $10,433,000 and Mr. Kadow, $2,125,250. We estimate the aggregate amount that will be payable to all directors and executive officers in settlement of stock options, restricted stock (other than restricted stock held by Mr. Allen, Mr. Avery, Mr. Kadow and Mr. Montgomery) and other equity-based awards to be approximately $19,265,000. Mr. Allen, Mr. Avery, Mr. Kadow and Mr. Montgomery will contribute their restricted stock to the successor in exchange for common stock of the successor.

ARRANGEMENTS WITH MR. SULLIVAN, MR. BASHAM AND MR. GANNON REGARDING PROPOSED MERGER

Each of Mr. Sullivan, Mr. Basham and Mr. Gannon is a director or director emeritus.

Equity Roll-Over:  Immediately prior to the effective time of the proposed merger, Mr. Sullivan, Mr. Basham and Mr. Gannon will exchange 1,800,000, 2,500,000 and 300,000 shares of common stock, respectively, for the successor common stock representing approximately 6.0%, 8.3% and 1.0%, respectively, of the fully-diluted outstanding common stock of the successor immediately following the closing, subject to dilution by other members of management who may be given the opportunity to exchange restricted or unrestricted stock for shares of common stock of the successor at the same price per share as the other investors.

Preemptive Rights:  Subject to customary exceptions, prior to an initial public offering or a change of control of the successor, each of Mr. Sullivan, Mr. Basham and Mr. Gannon will have preemptive rights that will entitle them to purchase a pro rata share of:
•	Any additional issuance of equity by the successor or any of its subsidiaries; and
•	Any loans to, or debt securities issued by, the successor or any of its subsidiaries, if the sponsors are participating in the applicable financing as a lender.

INTERESTS OF OUR DIRECTORS AND EXECUTIVE OFFICERS IN THE PROPOSED MERGER (CONTINUED)

ARRANGEMENTS WITH MR. SULLIVAN, MR. BASHAM AND MR. GANNON REGARDING PROPOSED MERGER (CONTINUED)

Board Representation:  Prior to an initial public offering or a change of control, each of Mr. Sullivan and Mr. Basham will be entitled to appoint a director to the successor‘s Board of Directors (and to the Board of Directors of each subsidiary of the successor on which a representative of any sponsor serves as a director) for so long as such individual (or his permitted transferees) holds at least 50% of the shares of the successor common stock owned on the date of the closing.

Management Fee:  Mr. Sullivan, Mr. Basham and Mr. Gannon will receive an annual management fee of $5,600,000 in the aggregate (which may be paid to them directly or to an entity that they organized).

Employment Agreements:  Each of Mr. Sullivan, Mr. Basham and Mr. Gannon will enter into an employment agreement with the successor providing annual compensation of $800,000 in the aggregate. Each employment agreement will have an initial term of five years, with automatic one-year renewal periods and will provide a severance benefit in an amount equal to the applicable individual’s annual compensation for a period equal to the greater of the remainder of the initial term of the employment agreement or two years, payable over 24 months in the event employment is terminated as a result of death or disability, by the successor without cause or by the individual with good reason.

Legal Fees:  The successor will pay the fees and reasonable out-of-pocket fees and expenses of each of Mr. Sullivan, Mr. Basham and Mr. Gannon incurred in connection with the merger and related transactions.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

In connection with the review and approval or ratification of a Related Person Transaction, the Company adopted on January 28, 2004 a written policy titled OSI Restaurant Partners, Inc. Code of Business Conduct and Ethics which is located on our website at http://investors.osirestaurantpartners.com under the Corporate Governance tab. Each member of management of the Company must disclose to the General Counsel and/or Audit Committee, as applicable, the material terms of the Related Person Transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the Related Person’s direct or indirect interest in, or relationship to, the Related Person Transaction. The Audit Committee must advise the Board of the Related Person Transaction and any requirement for disclosure in the Company’s applicable filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and related rules, and, to the extent required to be disclosed, management must ensure that the Related Person Transaction is disclosed in accordance with such Acts and related rules.

INDEPENDENCE OF DIRECTORS

The Board consists of 10 persons, a majority of whom are independent. The Board has determined that the following six directors have no material relationship with the Company and as such satisfy the requirements to be considered “independent” as defined in the applicable listing standards of the New York Stock Exchange (“NYSE”): John A. Brabson, Jr., William R. Carey, Jr., Debbi Fields, General (Ret) Tommy Franks, Thomas A. James and Toby S. Wilt. The Board has determined that Thomas A. James is an Audit Committee Financial Expert within the meaning of Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. In making its determination, the Board considered the matters disclosed in this Item 13, Certain Relationships and Related Transactions, and Director Independence.

LEAD INDEPENDENT DIRECTOR

The Company’s non-management directors meet at regularly scheduled executive sessions without management. Ms. Fields has been designated as the Lead Independent Director and presides over these executive sessions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP for 2006 and 2005 for audit and non-audit services (as well as all "out-of-pocket" costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table:

	YEARS ENDED DECEMBER 31,
CATEGORY	2006	2005
Audit Fees	$1,919,300	$1,105,900
Audit-Related Fees	40,000	102,600
Tax Fees	-	-
All Other Fees	3,900	3,800
Total Fees	$1,963,200	$1,212,300

Audit fees for the years ended December 31, 2006 and 2005 include professional services rendered for the audits of the consolidated financial statements of the Company, including review of quarterly filings with the SEC, as well as statutory audits, consents, income tax provision procedures, restatement of the Company’s financial statements and assistance with review of documents filed with the SEC. Audit fees also include the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002.

The Audit-Related fees for the years ended December 31, 2006 and 2005 include benefit plan audits.

The All Other fees for the years ended December 31, 2006 and 2005 include annual subscription licenses for an accounting research tool, which the Company licenses from PricewaterhouseCoopers LLP.

The Audit Committee has considered whether provision of other services is compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected PricewaterhouseCoopers LLP's independence.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee requires that each engagement of the Company’s independent registered certified public accounting firm to perform auditing services and permitted non-audit services be approved by the Audit Committee in advance, including the fees and principal terms thereof. However, the Audit Committee has pre-approved $35,000 of annual accounting consulting services that may be used at management’s discretion if necessary. In 2006, audit-related services of $7,000 were used under the pre-approval authorization, which represented approximately 0.4% of total fees to PricewaterhouseCoopers LLP in that year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) LISTING OF FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

The following consolidated financial statements of the Registrant and subsidiaries, included in the Registrant’s Annual Report to Shareholders, are included in Item 8:

•	Consolidated Balance Sheets - December 31, 2006 and 2005
•	Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004
•	Notes to Consolidated Financial Statements

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

3.01 (e)
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

10.18
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

10.21
First Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement between Outback Steakhouse Japan KK and Wachovia Bank, NA (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.22
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

10.23
$20,000,000 Credit Agreement dated as of April 27, 2004 between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.24
Designation Rights Agreement for the Purchase of Certain Designation Rights Relating to Real Estate and Leasehold Interests of Chi-Chi’s, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 3, 2004 and incorporated herein by reference)

Number	Description

10.25
Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., AWA III Steakhouses, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.26
Purchase Agreement by and between Outback Steakhouse, Inc., OS Prime, Inc., FPSH Limited Partnership, and Paul M. Fleming (included as an exhibit to Registrant’s Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference)

10.27
Second Amendment to Credit and Guaranty Agreement by and among RY-8, Inc., Wachovia Bank, National Association, Roy’s Holdings, Inc., Outback Steakhouse, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

10.28
Second Amended and Restated Indemnity Agreement by and among RY-8, Inc., Roy’s Holdings, Inc., Outback Steakhouse, Inc., and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

10.29
Second Amended and Restated Pledge of Interest and Security Agreement by RY-8, Inc. on behalf of Outback Steakhouse, Inc. and OS Pacific, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed December 27, 2004 and incorporated herein by reference)

10.30
Second Amended and Restated Unconditional Guaranty Agreement by Outback Steakhouse, Inc. to and for the benefit of Bank of America, N.A. (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.31
Second Amended and Restated Loan Agreement between T-Bird Nevada, LLC and Bank of America, N.A. (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.32	Second Amended and Restated Promissory Note by T-Bird Nevada, LLC (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.33
Amended and Restated Agreement of Borrower by and among T-Bird Nevada, LLC, Thomas J. Shannon, Jr., Outback Steakhouse, Inc., and the franchisees included in Exhibit A to the agreement (included as an exhibit to Registrant’s Current Report on Form 8-K filed February 4, 2005 and incorporated herein by reference)

10.34
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

10.35*
Description of Employment Terms and Bonus Arrangements for Named Executive Officers (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.36*
Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (included as an exhibit to Registrant’s Notice of Annual Meeting of Stockholders to be held on April 27, 2005 and incorporated herein by reference)

10.37
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

Number	Description

10.38
Amended and Restated Note between Outback Steakhouse, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference)

10.39*
Employment Agreement effective March 8, 2005 by and among A. William Allen, III, OS Restaurant Services, Inc., and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.40*
Amendment to Officer Employment Agreement entered into by and among OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Paul E. Avery effective for all purposes as of March 8, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.41*
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

10.42*
Restricted Stock Agreement effective April 27, 2005 by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc., and A. William Allen, III (included as an exhibit to Registrant’s Current Report on Form 8-K/A filed May 18, 2005 and incorporated herein by reference)

10.43*
Restricted Stock Agreement effective April 27, 2005 by and between Outback Steakhouse, Inc. and General (Ret) Tommy R. Franks (included as an exhibit to Registrant’s Current Report on Form 8-K filed May 26, 2005 and incorporated herein by reference)

10.44*
Summary of Consulting Arrangement between Robert S. Merritt and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.45	Restricted Stock Agreement, Partner Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.46	Restricted Stock Agreement, Director Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.47	Restricted Stock Agreement, Officer Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.48	Restricted Stock Agreement, Officer Inducement Form (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

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

10.51
Third Amendment to Lease Agreement made as of December 31, 2003 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

Number	Description

10.52
Fourth Amendment to Lease Agreement made as of March 17, 2005 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.53
Fifth Amendment to Lease Agreement made as of June 23, 2005 by and between Crescent Brookdale Associates, LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.54*
Restricted Stock Agreement by and between Outback Steakhouse, Inc. and Richard Renninger effective on the date of commencement of Grantee’s employment with the Company (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.55
Amended and Restated Sublicense Agreement dated as of July 22, 2005 and effective as of January 1, 2005 by and between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.56
Action by Unanimous Written Consent of the Members of OS/PLCK, LLC executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.57
Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.58
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

10.59*
Officer Employment Agreement made and entered into effective October 18, 2005, for a term commencing November 1, 2005, by and among Dirk Montgomery and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.60*
Restricted Stock Agreement made and entered into by and between Outback Steakhouse, Inc. and Dirk Montgomery effective on the date of commencement of Grantee’s employment with the Company (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 21, 2005 and incorporated herein by reference)

10.61*
Restricted Stock Agreement made and entered into effective October 26, 2005, by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc. and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.62*
Restricted Stock Agreement made and entered into effective December 31, 2005, by and between OS Restaurant Services, Inc., Outback Steakhouse, Inc. and A. William Allen, III (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.63
Sixth Amendment to Lease Agreement made and entered into as of January 9, 2006 by and between Corporate Center One Owner LLC and Outback Steakhouse, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

Number	Description

10.64
Amended and Restated Credit Agreement dated as of March 10, 2006 entered into by and among Outback Steakhouse, Inc., the Banks listed herein, Wachovia Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent and Bank of America, N.A, and Wells Fargo Bank, National Association, as Co-Documentation Agents (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.65
Amended and Restated Guaranty Agreement made as of the 10th day of March, 2006, by the undersigned to and for the benefit of Wachovia Bank, National Association, a national banking association in its capacity as Agent for itself, the Banks and the Swing Line Lender and their successors and assigns (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.66
Second Amendment to Credit Agreement made as of the 10th day of March, 2006, by and among Outback Steakhouse, Inc. Wachovia Bank, National Association, and Outback Steakhouse of Florida, Inc., Carrabba’s Italian Grill, Inc., Outback Steakhouse International, Inc., OS Capital, Inc., OS Pacific, Inc., OS Prime, Inc., OS Tropical, Inc. and Bonefish Grill, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.67
Second Amendment to Multi-Currency Revolving Credit Facility and Guaranty Agreement made as of the 10th day of March, 2006, by and among Outback Steakhouse Japan KK, Wachovia Bank, National Association, London Branch and Outback Steakhouse, Inc., Outback Steakhouse International, Inc. and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.68
Third Amendment to Credit and Guaranty Agreement made as of the 10th day of March, 2006, by and among RY-8, Inc., Wachovia Bank, National Association, Roy’s Holdings, Inc., Outback Steakhouse, Inc. and OS Pacific, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

10.69*
Outback Steakhouse, Inc. Partner Equity Plan, Partner Equity Deferred Compensation Diversified Plan Document (included as an exhibit to Registrant’s Registration Statement on Form S-8, filed on March 17, 2006, No. 333-132514, and incorporated herein by reference)

10.70*
Outback Steakhouse, Inc. Partner Equity Plan, Partner Equity Deferred Compensation Stock Plan Document (included as an exhibit to Registrant’s Registration Statement on Form S-8, filed on March 17, 2006, No. 333-132514, and incorporated herein by reference)

10.71*
Employment Agreement effective January 1, 2002 by and between Michael W. Coble and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.72*
Employment Agreement effective May 1, 2002 by and between Greg L. Walther and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.73*
Amendment to Employment Agreement effective January 25, 2006 by and among Outback Steakhouse International, L.P. and Greg L. Walther (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

Number	Description

10.74
Amendment to Bond Documents and Supplemental Indenture dated as of June 30, 2006 by and among The Huntington National Bank; Fifth Third Bank; PNC Bank, National Association; Kentucky Speedway, LLC: The Huntington National Bank, Trustee; County of Gallatin, Kentucky; OSI Restaurant Partners, Inc.; Richard L. Duchossois; Richard T. Farmer; Jerry L. Carroll: John R. Lindahl; Larry T. Thrailkill; Trustee of the Deepwater Trust and John R. Lindahl, Trustee of the Blue Water Trust (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.75
Amended and Restated Limited Guarantee dated as of June 30, 2006 by and among The Huntington National Bank; Fifth Third Bank; PNC Bank, National Association; The Huntington National Bank, Trustee; OSI Restaurant Partners, Inc.; Richard L. Duchossois; Richard T. Farmer; Jerry L Carroll; John R. Lindahl; Larry T. Thrailkill, Trustee of the Deepwater Trust and John R. Lindahl, Trustee of The Blue Water Trust (included as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.76*
General Release dated August 30, 2006 by and between Benjamin Novello and OS Restaurant Services, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed August 30, 2006 and incorporated herein by reference)

10.77*
Restricted Stock Agreement effective October 1, 2006 by and between OSI Restaurant Partners, Inc. and Jody Bilney (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference)

10.78
Credit Agreement dated as of October 12, 2006 between OSI Restaurant Partners, Inc. and Wachovia Bank, National Association (included as an exhibit to Registrant’s Current Report on Form 8-K filed October 18, 2006 and incorporated herein by reference)

10.79*
Officer Employment Agreement amended November 1, 2006 and effective April 27, 2000, by and among Steven T. Shlemon and Carrabba’s Italian Grill, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 7, 2006 and incorporated herein by reference)

10.80*
Amendment to Officer Employment Agreement and Restricted Stock Agreement made and entered into effective November 5, 2006, by and between Dirk Montgomery and OSI Restaurant Partners, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.81*
Amendment to Officer Employment Agreement and Incentive Compensation Agreements made and entered into effective November 5, 2006, by and among A. William Allen, III, OSI Restaurant Partners, Inc., and OS Restaurant Services, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.82*
Amendment to Officer Employment Agreement and Stock Option Agreements made and entered into effective November 5, 2006, by and among Paul E. Avery, OSI Restaurant Partners, Inc., and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.83*
Amendment to Officer Employment Agreement and Incentive Compensation Agreements made and entered into effective November 5, 2006, by and among Joseph J. Kadow, OSI Restaurant Partners, Inc., OS Restaurant Services, Inc., OS Management, Inc., and Outback Steakhouse of Florida, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.84*	Amendment to Outback Steakhouse, Inc. Amended and Restated Stock Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

Number	Description

10.85*
Amendment to Outback Steakhouse, Inc. Amended and Restated Managing Partner Stock Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.86*	Amendment to Outback Steakhouse, Inc. Partner Equity Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.87*
Amendment to Outback Steakhouse, Inc. Directors’ Deferred Compensation and Stock Plan (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 6, 2006 and incorporated herein by reference)

10.88*
Unit Purchase Agreement dated as of November 8, 2006 and effective as of October 31, 2006 by and among Outback Steakhouse International, L.P.., Eun Tae Chung, Chai Woo Yi and Yoon Hee Eoh (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 15, 2006 and incorporated herein by reference)

10.89*
Officer Employment Agreement amended November 10, 2006 and effective January 1, 2002, by and among Michael W. Coble and Outback Steakhouse International, Inc. (included as an exhibit to Registrant’s Current Report on Form 8-K filed November 13, 2006 and incorporated herein by reference)

14.1
Code of Ethics for Senior Financial Officers, as adopted January 28, 2004 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

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

Date: March 1, 2007	OUTBACK STEAKHOUSE, INC.

By: /s/ A. William Allen, III
A. William Allen, III Chief Executive Officer (Principal Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ A. William Allen, III	Director, Chief Executive Officer (Principal Executive Officer)	March 1, 2007
A. William Allen, III

/s/ Dirk A. Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007
Dirk A. Montgomery

/s/ Chris T. Sullivan	Chairman of the Board	March 1, 2007
Chris T. Sullivan

/s/ Robert D. Basham	Vice Chairman of the Board	March 1, 2007
Robert D. Basham

/s/ John A. Brabson, Jr.	Director	March 1, 2007
John A. Brabson, Jr.

/s/ W.R. “Max” Carey, Jr.	Director	March 1, 2007
W.R. “Max” Carey, Jr.

/s/ Debbi Fields	Director	March 1, 2007
Debbi Fields

/s/ Thomas A. James	Director	March 1, 2007
Thomas A. James

/s/ Lee Roy Selmon	Director	March 1, 2007
Lee Roy Selmon

Signature	Title	Date

/s/ Toby S. Wilt	Director	March 1, 2007
Toby S. Wilt

/s/ General (Ret) Tommy Franks	Director	March 1, 2007
General (Ret) Tommy Franks