Form 10-Q
period 2007-03-31
OSI RESTAURANT PARTNERS, INC.
filed 2007-05-10
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

YES ☐ NO ☒

As of May 8, 2007, the registrant had outstanding 75,582,567 shares of Common Stock, $0.01 par value.

OSI RESTAURANT PARTNERS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2007
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$69,768	$94,856
Short-term investments	1,879	681
Inventories	83,543	87,066
Deferred income tax assets	24,492	22,092
Other current assets	63,054	110,501
Total current assets	242,736	315,196
Property, fixtures and equipment, net	1,555,758	1,548,926
Investments in and advances to unconsolidated affiliates, net	25,519	26,269
Deferred income tax assets	89,229	69,952
Goodwill	150,107	150,278
Intangible assets	26,008	26,102
Other assets	92,990	89,914
Notes receivable collateral for franchisee guarantee	32,450	31,950
	$2,214,797	$2,258,587

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$141,692	$165,674
Sales taxes payable	18,832	22,978
Accrued expenses	109,993	97,134
Current portion of partner deposit and accrued buyout liability	15,833	15,546
Unearned revenue	127,490	186,977
Income taxes payable	19,004	15,497
Current portion of long-term debt	38,936	60,381
Total current liabilities	471,780	564,187
Partner deposit and accrued buyout liability	106,503	102,924
Deferred rent	75,786	73,895
Long-term debt	155,598	174,997
Guaranteed debt	35,078	34,578
Other long-term liabilities	77,709	49,864
Total liabilities	922,454	1,000,445
Commitments and contingencies
Minority interests in consolidated entities	37,823	36,929
Stockholders' Equity
Common stock, $0.01 par value, 200,000 shares authorized; 78,750 and
78,750 shares issued; 75,539 and 75,127 shares outstanding as
of March 31, 2007 and December 31, 2006, respectively	788	788
Additional paid-in capital	276,894	269,872
Retained earnings	1,100,230	1,092,271
Accumulated other comprehensive income	7,192	8,388
	1,385,104	1,371,319
Less treasury stock, 3,211 and 3,623 shares at March 31, 2007
and December 31, 2006, respectively, at cost	(130,584)	(150,106)
Total stockholders’ equity	1,254,520	1,221,213
	$2,214,797	$2,258,587

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenues
Restaurant sales	$1,061,363	$986,734
Other revenues	5,253	5,626
Total revenues	1,066,616	992,360
Costs and expenses
Cost of sales	376,148	359,700
Labor and other related	292,656	269,975
Other restaurant operating	238,054	216,429
Depreciation and amortization	41,004	35,505
General and administrative	67,240	54,122
Provision for impaired assets and restaurant closings	5,296	2,532
Loss (income) from operations of unconsolidated affiliates	708	(628)
Total costs and expenses	1,021,106	937,635
Income from operations	45,510	54,725
Other income (expense), net	-	(328)
Interest income	901	557
Interest expense	(3,404)	(2,371)
Income before provision for income taxes and
elimination of minority interest	43,007	52,583
Provision for income taxes	13,898	16,724
Income before elimination of minority interest	29,109	35,859
Elimination of minority interest	1,499	3,628
Net income	$27,610	$32,231

Basic earnings per common share
Net income	$0.37	$0.44
Basic weighted average number of shares outstanding	74,407	74,083

Diluted earnings per common share
Net income	$0.36	$0.42
Diluted weighted average number of shares outstanding	77,166	77,111

Cash dividends per common share	$0.13	$0.13

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net income	$27,610	$32,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,004	35,505
Provision for impaired assets and restaurant closings	5,296	2,532
Stock-based compensation expense	14,043	19,969
Income tax benefit credited to equity	2,113	5,239
Excess income tax benefits from stock-based compensation	(983)	(3,047)
Minority interest in consolidated entities’ income	1,499	3,628
Loss (income) from operations of unconsolidated affiliates	708	(628)
Benefit from deferred income taxes	(19,106)	(12,753)
Loss on disposal of property, fixtures and equipment	2,552	284
Change in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in inventories	3,523	(42)
Decrease (increase) in other current assets	45,048	(19,175)
Increase in other assets	(3,146)	(634)
Decrease in accounts payable, sales taxes payable and accrued expenses	(15,257)	(3,762)
Increase in deferred rent	1,891	2,485
Decrease in unearned revenue	(59,487)	(56,325)
Increase in income taxes payable	3,507	19,253
Increase (decrease) in other long-term liabilities	26,232	(757)
Net cash provided by operating activities	77,047	24,003
Cash flows used in investing activities:
Purchase of investment securities	(2,104)	(1,934)
Maturities and sales of investment securities	906	1,930
Cash paid for acquisitions of businesses, net of cash acquired	(250)	(7,456)
Capital expenditures	(55,003)	(85,769)
Proceeds from the sale of property, fixtures and equipment	8	4,940
Payments from unconsolidated affiliates	50	141
Investments in and advances to unconsolidated affiliates	(1,800)	-
Net cash used in investing activities	$(58,193)	$(88,148)

(CONTINUED…)

OSI Restaurant Partners, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$44,852	$67,267
Proceeds from minority interest contributions	1,919	881
Distributions to minority interest	(2,204)	(7,521)
(Decrease) increase in partner deposit and accrued buyout liability	(2,538)	889
Repayments of long-term debt	(87,543)	(20,788)
Dividends paid	(9,887)	(9,779)
Excess income tax benefits from stock-based compensation	983	3,047
Payments for purchase of treasury stock	-	(11,576)
Proceeds from reissuance of treasury stock	10,476	18,217
Net cash (used in) provided by financing activities	(43,942)	40,637
Net decrease in cash and cash equivalents	(25,088)	(23,508)
Cash and cash equivalents at the beginning of the period	94,856	84,876
Cash and cash equivalents at the end of the period	$69,768	$61,368

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,318	$2,384
Cash paid for income taxes, net of refunds	1,495	5,267

Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows of their restaurants	$882	$2,751
Conversion of partner deposit and accrued buyout liability to notes	1,848	100

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

This Note should be read in conjunction with Note 1, “Summary of Significant Accounting Policies,” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of the Annual Report on Form 10-K of OSI Restaurant Partners, Inc. (the “Company”) for the year ended December 31, 2006 (“2006 10-K”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company's 2006 10-K.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 10).

Revisions and Reclassifications

Certain prior year amounts shown in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 2007 presentation. The Company has revised its Unaudited Consolidated Statements of Cash Flows to reflect the line item “(Decrease) increase in partner deposit and accrued buyout liability” as financing cash flows rather than operating cash flows and reflected the conversion of partner deposits and accrued buyout liability to notes payable as a non-cash item. This revision caused “Net cash provided by operating activities” to decrease by $789,000 and “Net cash (used in) provided by financing activities” to increase by $789,000 for the three months ended March 31, 2006. These reclassifications had no effect on total assets, total liabilities, stockholders’ equity or net income.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Other Current Assets

Other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Income tax deposits	$4,818	$41,091
Accounts receivable	21,986	21,539
Accounts receivable - vendors	11,464	25,160
Accounts receivable - franchisees	1,931	3,601
Prepaid expenses	20,218	16,516
Deposits	1,909	2,094
Other current assets	728	500
	$63,054	$110,501

3. Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Land	$199,537	$196,308
Buildings and building improvements	807,550	806,863
Furniture and fixtures	308,890	295,848
Equipment	575,105	567,463
Leasehold improvements	418,008	383,939
Construction in progress	59,325	75,111
Less: accumulated depreciation	(812,657)	(776,606)
	$1,555,758	$1,548,926

During the three months ended March 31, 2006, the Company recorded a provision for impaired assets and restaurant closings of $2,532,000, which included $914,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen and $1,618,000 for the impairment of one Carrabba’s Italian Grill.

During the three months ended March 31, 2007, the Company recorded a provision for impaired assets and restaurant closings of $5,296,000 which included the following: $3,779,000 of impairment charges for one domestic Outback Steakhouse restaurant, one Carrabba’s Italian Grill restaurant, one Bonefish Grill restaurant and one Lee Roy Selmon’s restaurant, a $512,000 impairment charge for one domestic Outback Steakhouse restaurant as a result of a fire and a $1,005,000 impairment charge related to one of the Company’s corporate aircraft.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the three months ended March 31, 2007 is as follows (in thousands):

December 31, 2006	$150,278
Acquisition adjustment	(171)
March 31, 2007	$150,107

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE
	AMORTIZATION	MARCH 31,	DECEMBER 31,
	PERIOD (YEARS)	2007	2006
Tradename (gross)	Indefinite	$13,100	$13,100
Trademarks (gross)	24	8,344	8,344
Less: accumulated amortization		(949)	(861)
Net trademarks		7,395	7,483
Trade dress (gross)	15	777	777
Less: accumulated amortization		(136)	(123)
Net trade dress		641	654
Favorable leases (gross, lives ranging from 2 to 30 years)	20	5,400	5,416
Less: accumulated amortization		(528)	(551)
Net favorable leases		4,872	4,865
Intangible assets, less total accumulated amortization of $1,613 and
$1,535 at March 31, 2007 and December 31, 2006, respectively	22	$26,008	$26,102

Annual amortization expense related to these intangible assets for each of the next five years is anticipated to be approximately $720,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Other Assets

Other assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Other assets	$69,540	$66,826
Insurance receivables (see Note 8)	2,885	2,885
Liquor licenses, net of accumulated amortization of $6,194 and $5,939 at
March 31, 2007 and December 31, 2006, respectively	15,857	15,540
Deferred license fee	1,594	1,549
Assets held for sale	3,114	3,114
	$92,990	$89,914

Assets held for sale as of March 31, 2007 and December 31, 2006 consisted of $2,445,000 of land and $669,000 of buildings.  A loss has not been recorded on assets held for sale as it is anticipated that proceeds from the sale will exceed the net book value of the assets.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Accrued payroll and other compensation	$56,495	$54,664
Accrued insurance	16,718	16,778
Other accrued expenses	36,780	25,692
	$109,993	$97,134

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Revolving lines of credit, uncollateralized, interest rates at 5.87% at
March 31, 2007 and at 6.00% at December 31, 2006	$134,000	$154,000
Outback Korea notes payable, interest rates ranging from 5.90% to 6.16% at
March 31, 2007 and 5.27% to 6.29% at December 31, 2006	36,040	39,700
Outback Korea long-term note payable, interest rate of 6.10% at March 31, 2007
and 5.85% at December 31, 2006	10,492	10,629
Outback Japan notes payable, interest rate of 1.40% at December 31, 2006	-	5,114
Outback Japan revolving lines of credit, interest rates ranging from 1.05% to 1.26%
at December 31, 2006	-	13,017
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.25% at March 31, 2007 and 2.07% to 7.75% at December 31, 2006	9,077	7,993
Sale-leaseback obligation	4,925	4,925
Guaranteed debt of franchisee	32,583	32,083
Guaranteed debt of unconsolidated affiliate	2,495	2,495
	229,612	269,956
Less: current portion	(38,936)	(60,381)
Less: guaranteed debt	(35,078)	(34,578)
Long-term debt of OSI Restaurant Partners, Inc.	$155,598	$174,997

The Company has an uncollateralized $225,000,000 revolving credit facility that is scheduled to mature in June 2011. The line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate (LIBOR) (ranging from 5.32% to 5.35% at March 31, 2007 and ranging from 5.35% to 5.36% at December 31, 2006). At March 31, 2007, the unused portion of the revolving line of credit was $91,000,000.

The Company also has a $40,000,000 line of credit that is scheduled to mature in June 2011. The line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. There were no draws outstanding on this line of credit as of March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, $25,040,000 and $25,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants.

On October 12, 2006, the Company entered into a short-term uncollateralized line of credit agreement that has a maximum borrowing amount of $50,000,000 and an original maturity date of March 2007. On March 14, 2007, the Company amended the maturity date to May 30, 2007. The line permits borrowing at an interest rate 55 basis points over the LIBOR Market Index Rate at the time of each draw. There were no draws outstanding on this line of credit as of March 31, 2007 and December 31, 2006.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Long-term Debt (continued)

The Company has notes payable with banks bearing interest at rates ranging from 5.90% to 6.16% and from 5.27% to 6.29% at March 31, 2007 and December 31, 2006, respectively, to finance development of the Company’s restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of March 31, 2007 maturing at dates ranging from April 2007 to October 2007. As of March 31, 2007 and December 31, 2006, the combined outstanding balance was approximately $36,040,000 and $39,700,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2007 and December 31, 2006, collateralized notes totaled approximately $42,410,000 and $41,360,000, respectively. The Company has been pre-approved by these banks for additional borrowings of approximately $18,900,000 and $15,900,000 at March 31, 2007 and December 31, 2006, respectively.

Effective September 28, 2006, the Company established an uncollateralized note payable at a principal amount of 10,000,000,000 Korean won, which bears interest at 1.25% over the Korean Stock Exchange 3-month certificate of deposit rate (6.10% and 5.85% as of March 31, 2007 and December 31, 2006, respectively).   The note is denominated and payable in Korean won and matures in September 2009.  As of March 31, 2007 and December 31, 2006, the outstanding principle on this note was approximately $10,492,000 and $10,629,000, respectively.

The Company had notes payable with banks to finance the development of the Company’s restaurants in Japan (“Outback Japan”). The notes were payable to banks, collateralized by letters of credit and lease deposits of approximately $3,300,000 at December 31, 2006, and had an interest rate of 1.40% at December 31, 2006. The notes were denominated and payable in Japanese yen. As of December 31, 2006, the outstanding balance totaled approximately $5,114,000.  The notes had been paid as of March 31, 2007.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permitted borrowing up to a maximum of $10,000,000 and was scheduled to mature in June 2011. The line of credit permitted borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of December 31, 2006, the Company had borrowed approximately $9,096,000 on the line of credit at an average interest rate of 1.19%.  Borrowings under this line of credit had been paid as of March 31, 2007.

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permitted borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The line originally matured in December 2006, and Outback Japan amended it to extend the maturity of the line until the earlier of March 31, 2007 or the date on which the acquisition of the Company by the investor group is final (see Note 11).  All other material provisions of the agreement remained the same. As of December 31, 2006, the Company had borrowed approximately $3,921,000 on the line of credit at an average interest rate of 1.17%. As of March 31, 2007, borrowings under this line of credit had been paid.

As of March 31, 2007 and December 31, 2006, the Company had approximately $9,077,000 and $7,993,000 of notes payable at interest rates ranging from 2.07% to 7.25% and from 2.07% to 7.75%, respectively. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Long-term Debt (continued)

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit matures in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR. The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities.” At March 31, 2007 and December 31, 2006, the outstanding balance on the line of credit was approximately $32,583,000 and $32,083,000, respectively, and is included in the Company’s Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a termination date in June 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2007 and December 31, 2006, the outstanding balance on the line of credit was approximately $24,355,000 and $24,349,000, respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc, (“RHI”). If an event of default occurs (as defined in the agreement, and including the Company’s covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.

OSI Restaurant Partners, Inc.
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

The Company is a guarantor of up to $17,585,000 of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. The bonds have a put feature that allows the lenders to require full payment of the debt on or after June 2011. At March 31, 2007 and December 31, 2006, the outstanding balance on the bonds was $63,300,000. The Company’s guarantee will proportionally decrease as payments are made on the bonds.

As part of the guarantee, the Company and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. The Company is obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, the Company has made additional working capital contributions and loans to this affiliate in payments totaling $5,503,000. The Company did not make any additional working capital contributions or loans during the three months ended March 31, 2007, and it loaned $1,867,000 during 2006.

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

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea. The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of March 31, 2007 and December 31, 2006. Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances. The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016. The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000, respectively, as of March 31, 2007 and December 31, 2006. If the Company were required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,900,000. As a result, the Company has not recognized a liability related to these guarantees in accordance with FIN 45. The Company has various depository and banking relationships with the lender, including several outstanding notes payable.

The Company’s contractual debt guarantees as of March 31, 2007 are summarized in the table below (in thousands):

	MAXIMUM	AMOUNT
	AVAILABILITY	OUTSTANDING	CARRYING
	OF DEBT	UNDER DEBT	AMOUNT OF
	GUARANTEES	GUARANTEES	LIABILITIES
T-Bird Nevada, LLC	$35,000	$32,583	$32,583
RY-8, Inc.	24,500	24,355	-
Kentucky Speedway, LLC	17,585	17,585	2,495
Korean landlords	4,200	4,200	-
	$81,285	$78,723	$35,078

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Accrued insurance liability	$33,729	$31,236
Other liabilities	43,980	18,628
	$77,709	$49,864

Other long-term liabilities as of March 31, 2007 and December 31, 2006 include $13,415,000 and $10,409,000, respectively, for the unfunded portion of the Partner Equity Deferred Compensation Stock Plan and $7,756,000 and $5,799,000, respectively, for the Partner Equity Deferred Compensation Diversified Plan, which are owed to managing partners and chef partners.

9. Foreign Currency Translation and Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2007 and 2006 was $26,414,000 and $33,901,000, respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($1,196,000) and $1,670,000, respectively.

10. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions.  Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $1,612,000 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, the Company recorded $22,184,000 of unrecognized tax benefits in “Other long-term liabilities.”  Of this amount, $13,256,000, if recognized, would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets and the federal tax benefit of state income tax items.  The liability has increased by $1,028,000 in the quarter ended March 31, 2007 to a total of $23,212,000.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Income Taxes (continued)

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at January 1, 2007 by approximately $6,700,000 to $7,400,000 within the next twelve months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 2000 through 2006.

As of January 1, 2007, the Company accrued $3,951,000 of interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties was $4,677,000.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The adoption of FIN 48 did not affect the Company’s policy on classification of interest and penalties.

11. Proposed Merger

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

The total transaction value, including assumed debt, is approximately $3.2 billion.  In addition to that value, an estimated $400,000,000 in funding will be necessary to complete the merger, refinance existing indebtedness, pay fees and expenses and provide a source of funds for capital expenditures. The transaction is subject to approval of the Company’s shareholders (without consideration of the vote of the Company’s founders and managers investing in the acquisition) and customary closing conditions (see Note 15). The transaction is not subject to a financing condition.

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

Merger expenses of approximately $6,138,000 for the three months ended March 31, 2007 were included in the line item “General and administrative” expenses in the Company’s Unaudited Consolidated Statements of Income and reflect primarily the professional service costs incurred by the Company in connection with the proposed merger transaction.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Recently Issued Financial Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on its financial statements.

13. Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Net income	$27,610	$32,231
Basic weighted average number of common shares outstanding	74,407	74,083
Basic earnings per common share	$0.37	$0.44
Effect of stock-based compensation awards	2,759	3,028
Diluted weighted average number of common shares outstanding	77,166	77,111
Diluted earnings per common share	$0.36	$0.42

Basic earnings per common share is computed using net income and the basic weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using net income and the diluted weighted average number of common shares outstanding. Diluted weighted average common shares outstanding includes potentially dilutive common shares, restricted stock awards, Partner Shares and contingently issuable shares under the Partner Equity Plan outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and issuance of restricted stock awards and Partner Shares using the treasury stock method.

Diluted earnings per common share excludes antidilutive stock options of approximately 3,596,000 and 2,226,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Subsequent to the end of the first quarter, the Company made an interest payment of $242,000 on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. In the future, if RY-8 is unable to fund its working capital needs and interest payments, the Company would be obligated to make those payments on behalf of its joint venture partner.

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., subsidiaries of the Company, are defendants in a class action lawsuit brought by the U.S Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, Case No. 06-cv-1935, filed September 28, 2006) alleging that they have engaged in a nationwide pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment. In addition to the EEOC, two former employees have successfully intervened as party plaintiffs in the case. The case is currently in the motion stage, and litigation is, by its nature, uncertain both as to time and expense involved and as to the final outcome of such matters. While the Company intends to vigorously defend itself in this lawsuit, protracted litigation or unfavorable resolution of this lawsuit could have a material adverse effect on the business, results of operations or financial condition and could damage its reputation with its employees and its customers.

On November 8, 2006, a putative class action complaint captioned Charter Township of Clinton Police and Fire Retirement System v. OSI Restaurant Partners, Inc., et al., No. 06-CA-010348, was filed in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida against the Company, each of the Company’s directors, J. Timothy Gannon, Bain Capital Partners, LLC, and Catterton Partners, challenging the proposed transaction as unfair and inadequate to the Company’s public stockholders.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  Commitments and Contingencies (continued)

On January 25, 2007, plaintiff’s counsel in the Florida action voluntarily dismissed the action as to Mr. Gannon and filed an amended complaint, which did not name Mr. Gannon as a defendant, against the remaining defendants. The amended complaint alleges that the Company’s directors breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits the investor group at the expense of the Company’s public stockholders; that the directors of the Company breached their fiduciary duties by failing to disclose certain allegedly material information to stockholders; and that the Company, Bain Capital and Catterton aided and abetted the alleged fiduciary breaches. The amended complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiffs. Following a case management conference, the court granted plaintiff discovery from the defendants. On February 23, 2007, defendants Brabson, Carey, Fields, Franks, James, and Wilt answered the amended complaint and asserted affirmative defenses. The other defendants filed motions to dismiss the amended complaint on the same date.

On January 30, 2007, a class action complaint captioned Robert Mann v. Chris T. Sullivan, et al., No. CA2709-N, was filed in the Court of Chancery of Delaware in and for New Castle County against the same defendants stated above, including Mr. Gannon and except that Catterton Management Company LLC was named as a defendant rather than Catterton Partners. Paul E. Avery, Joseph J. Kadow, and Dirk A. Montgomery were also named as defendants. The complaint alleges that the Company’s directors and the officer defendants breached their fiduciary duties in connection with the proposed transaction, and that Mr. Gannon, Bain Capital and Catterton aided and abetted the alleged fiduciary breaches. The complaint seeks, among other relief, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiffs.

Counsel for the parties to these two suits have reached an agreement in principle, expressed in a memorandum of understanding, providing for the settlement of the suits subject to Florida court approval and on terms and conditions that include, among other things, certain supplemental disclosure in the proxy statement prepared in connection with the special meeting of stockholders at which the adoption of the merger agreement will be voted upon and, in the event that any termination fee becomes due and payable by the Company, an agreement by Bain Capital and Catterton to waive a portion of such Company termination fee. The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to all claims asserted in these suits. If the Florida court approves the settlement contemplated in the memorandum of understanding, both suits will be dismissed with prejudice. The absence of an injunction arising from these matters prohibiting the consummation of the merger is a condition to the closing of the merger. The settlement contemplated by the parties is expressly conditioned upon the affirmative vote of a majority of the outstanding shares of OSI’s common stock entitled to vote at the special meeting (or any adjournment thereof) for the adoption of the merger agreement with, and without, consideration as to the vote of any shares held by the investor group and on the closing of the merger and the merger agreement and transactions contemplated thereby. The defendants considered it desirable that the actions be settled to avoid the burden, expense, risk, inconvenience and distraction of continued litigation and to resolve all of the claims that were or could have been brought in the actions being settled.

The Company is subject to other legal proceedings, claims and liabilities that arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the Company’s financial position or results of operations and cash flows.

OSI Restaurant Partners, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. Subsequent Events

In April 2007, the Company was served with a putative class action complaint captioned Gerald D. Wells, Jr. et al. v. OSI Restaurant Partners, Inc., Case No. 07-1431, that was filed in the United States District Court for the District of Pennsylvania alleging violations of the Fair and Accurate Credit Transactions Act, or FACTA. In addition, the Company had previously been provided with a copy of a putative class action complaint captioned Saunders v. Roy’s Family of Restaurants, Inc., Case No. SACV07-164 CJC (ANx), that was filed in the United States District Court for the Central District of California also alleging violations of FACTA, but have not yet been formally served in the suit. FACTA restricts, among other things, the credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. The suits allege that the defendants violated a provision of FACTA by including more information on the electronically printed credit and debit card receipts provided to customers than is permitted under FACTA. Both complaints seek monetary damages, including statutory damages, punitive damages, attorneys’ fees and injunctive relief. These lawsuits are among a number of lawsuits with similar allegations that have been filed recently against large retailers and foodservice operators, among others, as a result of the implementation of FACTA, which became fully effective as of December 4, 2006. The Company is currently examining information relating to the allegations in these complaints and is evaluating developing judicial interpretations of the statute. While the Company intends to vigorously defend against these actions, both of these cases are in the preliminary stages of litigation, and as a result, the ultimate outcome of these cases and their potential financial impact on the Company are not determinable at this time.

On April 12, 2007, the Company announced the appointment of a new president of Outback Steakhouse of Florida, Inc., a subsidiary of the Company. This officer has invested $111,000 in eleven Outback Steakhouse restaurants, $176,000 in fourteen Carrabba’s restaurants and $105,000 in ten Bonefish Grill restaurants. He received distributions of $34,000 and $96,000 during the quarter ended March 31, 2007 and the year ended December 31, 2006, respectively, from these ownership interests. Additionally, this officer has made an investment of $93,000 in a franchisee that operates five Bonefish Grill restaurants. He received distributions of $6,000 and $23,000 during the quarter ended March 31, 2007 and the year ended December 31, 2006, respectively, from this franchisee.

On May 8, 2007, the Company announced that the special meeting of stockholders that had been called for May 8 to consider and vote upon the merger agreement was postponed until May 15, 2007. The meeting was postponed to permit the solicitation of additional votes (see Note 11).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.

Overview

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, more than 1,400 system-wide restaurants and 2006 annual revenues for Company-owned restaurants exceeding $3.9 billion. We operate in all 50 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises. Our primary focus as a company of restaurants is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. Our sales are primarily generated through a diverse customer base, which includes people eating in our restaurants as regular patrons who return for meals several times a week or on special occasions such as birthday parties, private events and for business entertainment. Secondarily, we generate revenues through sales of franchises and ongoing royalties.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies. Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiatives to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental sales contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is very high. We are not a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

•	Average unit volumes - a per restaurant calculated average sales amount, which helps us gauge the changes in consumer traffic, pricing and development of the brand;
•	Operating margins - restaurant revenues after deduction of the main restaurant-level operating costs (including cost of sales, restaurant operating expenses, and labor and related costs);
•	System-wide sales - a total sales volume for all company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the health of our brands; and
•
Same-store or comparable sales - a year-over-year comparison of sales volumes for restaurants that are open in both years in order to remove the impact of new openings in comparing the operations of existing restaurants.

Our consolidated operating results are affected by the growth of our newer brands. As we continue to develop and expand new restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics. Labor and related expenses as a percentage of restaurant sales are higher at our newer format restaurants than have typically been experienced at Outback Steakhouses. However, cost of sales as a percentage of restaurant sales at those restaurants is lower than those at Outback Steakhouse. These trends are expected to continue with our planned development of restaurants.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Unaudited Consolidated Statements of Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenues
Restaurant sales	99.5%	99.4%
Other revenues	0.5	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	35.4	36.5
Labor and other related (1)	27.6	27.4
Other restaurant operating (1)	22.4	21.9
Depreciation and amortization	3.8	3.6
General and administrative	6.3	5.5
Provision for impaired assets and restaurant closings	0.5	0.3
Loss (income) from operations of unconsolidated affiliates	0.1	(0.1)
Total costs and expenses	95.7	94.5
Income from operations	4.3	5.5
Other income (expense), net	-	(* )
Interest income	0.1	*
Interest expense	(0.4)	(0.2)
Income before provision for income taxes and
elimination of minority interest	4.0	5.3
Provision for income taxes	1.3	1.7
Income before elimination of minority interest	2.7	3.6
Elimination of minority interest	0.1	0.4
Net income	2.6%	3.2%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales grew by 5.9% for the quarter ended March 31, 2007 compared with the corresponding period in 2006. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not. There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, Inc. and sales of franchised and development joint venture restaurants. The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
OSI RESTAURANT PARTNERS, INC. RESTAURANT SALES
(in millions):
Outback Steakhouses
Domestic	$592	$583
International	85	76
Total	677	659
Carrabba's Italian Grills	180	162
Bonefish Grills	91	73
Fleming's Prime Steakhouse and Wine Bars	56	48
Other restaurants	57	45
Total Company-owned restaurant sales	$1,061	$987

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following information presents the second component of system-wide sales, sales for franchised and unconsolidated development joint venture restaurants. These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total income. Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percentage of sales. Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of OSI Restaurant Partners, Inc., and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouses
Domestic	$92	$93
International	18	27
Total	110	120
Bonefish Grills	4	3
Total franchise and development joint venture sales (1)	$114	$123
Income from franchise and development joint ventures (2)	$5	$5
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Unaudited Consolidated Statements of Income.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Unaudited Consolidated Statements of Income in the line items Other revenues or Income from operations of unconsolidated affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	MARCH 31,
	2007	2006
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	684	672
Company-owned - international	122	106
Franchised and development joint venture - domestic	107	106
Franchised and development joint venture - international	45	42
Total	958	926
Carrabba's Italian Grills
Company-owned	234	205
Bonefish Grills
Company-owned	120	97
Franchised and development joint venture	7	6
Total	127	103
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	50	40
Roy’s
Company-owned	23	21
Cheeseburger in Paradise
Company-owned	40	32
Lee Roy Selmon’s
Company-owned	6	4
Blue Coral Seafood and Spirits
Company-owned	2	-
Paul Lee's Chinese Kitchens
Company-owned	-	3
System-wide total	1,440	1,334

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006

REVENUES

Restaurant sales. Restaurant sales increased by 7.6% to $1,061,363,000 during the first quarter of 2007 compared with $986,734,000 in the same period in 2006. The increase in restaurant sales was attributable to additional revenues of approximately $79,433,000 from the opening of new restaurants after March 31, 2006. This increase was partially offset by decreases in sales at existing restaurants. The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended March 31, 2007 and 2006:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Average restaurant unit volumes (weekly):
Outback Steakhouses	$67,579	$67,584
Carrabba's Italian Grills	60,463	62,222
Bonefish Grills	60,351	62,722
Fleming's Prime Steakhouse and Wine Bars	91,653	93,239
Roy's	80,362	82,478
Operating weeks:
Outback Steakhouses	10,118	8,615
Carrabba's Italian Grills	2,976	2,601
Bonefish Grills	1,504	1,170
Fleming's Prime Steakhouse and Wine Bars	608	510
Roy's	296	261
Year to year percentage change:
Menu price increases (1):
Outback Steakhouses	0.4%	0.6%
Carrabba's Italian Grills	3.2%	1.2%
Bonefish Grills	1.9%	2.2%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-0.5%	-1.1%
Carrabba's Italian Grills	-1.3%	2.7%
Bonefish Grills	-0.6%	2.1%
Fleming's Prime Steakhouse and Wine Bars	3.3%	7.0%
Roy's	-2.2%	4.6%
__________________
(1)
Reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Menu price increases are not provided for Fleming's and Roy's as a significant portion of their sales come from specials, which fluctuate daily.

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, decreased by $373,000 to $5,253,000 in the first quarter of 2007 as compared with $5,626,000 in 2006. This decrease primarily resulted from lower royalties for Outback Steakhouse International as a result of the acquisition of the remaining 18% minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea in November 2006 and lower franchise fees and royalties for Outback Steakhouse International as a result of the purchase in February 2006 of ten Eastern Canada Outback Steakhouse franchise restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased 1.1% to 35.4% as a percentage of restaurant sales in the first quarter of 2007 compared with the same period in 2006. This decrease in cost of sales was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouses. This decrease as a percentage of restaurant sales is also the result of the impact of certain Outback Steakhouse efficiency initiatives and general price increases, partially offset by increases in beef and produce costs. The Outback Steakhouse efficiency initiatives announced in 2006 reduced cost of sales by 0.7% as a percentage of restaurant sales. Beginning in February 2007, the Company experienced increases in beef costs of approximately 5%, which negatively impacted cost of sales by 0.4% as a percentage of restaurant sales, while all other commodities provided a net 0.1% benefit. The remaining decrease in cost of sales as a percentage of restaurant sales was driven by price increases.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Program and other stock-based compensation expenses. Labor and other related expenses increased 0.2% as a percentage of restaurant sales to 27.6% in the first quarter of 2007 compared with the same period in 2006. This increase in labor costs as a percentage of restaurant sales was due to minimum wage initiatives in several states and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba's Italian Grills. The increase as a percentage of restaurant sales was partially offset by Outback Steakhouse labor efficiencies, a reduction in the conversion costs related to the implementation of the Partner Equity Program and general price increases.

Other restaurant operating expenses. Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. Substantial portions of these expenses are fixed or indirectly variable. These costs increased 0.5% to 22.4% as a percentage of restaurant sales in the first quarter of 2007 compared with the same period in 2006. This increase primarily resulted from increased advertising at Outback Steakhouse. Other restaurant operating expense increases as a percentage of restaurant sales are also due to declines in average unit volumes and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.

Depreciation and amortization. Depreciation and amortization costs increased 0.2% as a percentage of total revenues to 3.8% in the first quarter of 2007 compared to the same period in 2006. Increased depreciation expense as a percentage of total revenues resulted from lower average unit volumes during the quarter and higher depreciation costs for certain of our new restaurant formats, which have higher average construction costs than an Outback Steakhouse.

General and administrative. General and administrative costs increased by $13,118,000 to $67,240,000 in the first quarter of 2007 compared with $54,122,000 during the same period in 2006. This increase resulted from an increase in overall administrative costs associated with operating additional domestic and international Outback Steakhouses, Carrabba’s Italian Grills, Fleming’s Prime Steakhouses, Roy’s, Bonefish Grills and Cheeseburger in Paradise restaurants. Additionally, the increase resulted from $6,138,000 of costs associated with the proposed merger transaction and increases of $2,539,000 in professional fees for the Outback Steakhouse re-branding initiative and accounting remediation costs, which were incurred in the first quarter of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006 (continued)

Provision for impaired assets and restaurant closings. A provision of $5,296,000 was recorded during the first quarter of 2007 which included the following: $3,779,000 of impairment charges for one domestic Outback Steakhouse restaurant, one Carrabba’s Italian Grill restaurant, one Bonefish Grill restaurant and one Lee Roy Selmon’s restaurant, a $512,000 impairment charge for one domestic Outback Steakhouse restaurant as a result of a fire and a $1,005,000 impairment charge related to one of our corporate aircraft. During the first quarter of 2006, a provision of $2,532,000 was recorded which included $914,000 for an impairment charge for intangible and other asset impairments related to the closing of Paul Lee’s Chinese Kitchen and $1,618,000 for the impairment of one Carrabba’s Italian Grill.

Loss (income) from operations of unconsolidated affiliates. Loss (income) from operations of unconsolidated affiliates represents our portion of net income or loss from restaurants operated as development joint ventures. Income from development joint ventures decreased by $1,336,000 to a loss of $708,000 during the first quarter of 2007 compared with income of $628,000 during the same period in 2006. This decrease was attributable primarily to losses of $1,019,000 incurred on our investment in the Kentucky Speedway during the first quarter of 2007.

Income from operations. Income from operations decreased by $9,215,000 to $45,510,000 in the first quarter of 2007 compared with $54,725,000 in the same period in 2006 as a result of declines in average unit volumes at domestic Outback Steakhouses and Carrabba’s Italian Grills, costs associated with the proposed merger transaction, increases in professional fees for the Outback Steakhouse re-branding initiative and accounting remediation, the provision for impaired assets and restaurant closings and the changes in the relationships between revenues and expenses discussed above.

Interest income. Interest income was $901,000 during the first quarter of 2007 compared with $557,000 in the same period in 2006. Interest income increased due to higher interest rates on short-term investment and cash equivalent balances during the first quarter of 2007 compared with the same period in 2006. Interest income for the quarters ended March 31, 2007 and 2006 included interest of approximately $460,000 and $386,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $3,404,000 during the first quarter of 2007 compared with $2,371,000 in the same period in 2006. The increase in interest expense was due to higher average debt balances and higher interest rates during the first quarter of 2007 compared with the first quarter of 2006. Interest expense for the quarters ended March 31, 2007 and 2006 included approximately $460,000 and $386,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Provision for income taxes. The provision for income taxes reflects expected income taxes due at federal statutory rates and state income tax rates, net of the federal benefit. The effective income tax rate was 32.3% for the first quarter of 2007 compared to 31.8% for the first quarter of 2006. This increase in the effective income tax rate was primarily due to non-deductible merger costs incurred and an increase in tax contingency reserves, partially offset with an increase in FICA tax credits for employee-reported tips that we expect to receive for fiscal 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006 (continued)

Elimination of minority interest. The allocation of minority owners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the ownership interests in certain restaurants in which we have a controlling interest. As a percentage of revenues, the income allocations were 0.1% for the first quarter of 2007 compared with 0.4% for the first quarter of 2006.  This decrease is due to the acquisition of the remaining minority ownership interests in twenty-six Carrabba’s restaurants in August 2006, the acquisition of the remaining minority ownership interests in eleven Carrabba’s restaurants in October 2006, the acquisition of the remaining minority ownership interests in nine Bonefish Grill restaurants in October 2006 and the acquisition of the remaining minority ownership interests in eighty-eight Outback Steakhouse restaurants in South Korea in November 2006.

Net income and earnings per share. Net income for the first quarter of 2007 was $27,610,000 compared with $32,231,000 in the same period in 2006. Basic earnings per share decreased to $0.37 during the first quarter of 2007 compared with $0.44 for the same period in 2006 as a result of the decrease in net income and the increase in basic weighted average shares outstanding of approximately 324,000 shares. Basic weighted average shares outstanding increased as a result of the issuance of shares under stock option plans. Diluted earnings per share decreased to $0.36 during the first quarter of 2007 compared with $0.42 for the same period in 2006 as a result of the decrease in net income and the increase in diluted weighted average shares outstanding of approximately 55,000 shares. The increase in diluted weighted average shares outstanding was primarily due to the effect of contingently issuable shares related to the Partner Equity Deferred Compensation Stock Plan for the quarter ended March 31, 2007 compared with March 31, 2006 and the issuance of shares under stock option plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Net cash provided by operating activities	$77,047	$24,003
Net cash used in investing activities	(58,193)	(88,148)
Net cash (used in) provided by financing activities	(43,942)	40,637
Net decrease in cash and cash equivalents	$(25,088)	$(23,508)

We require capital principally for the development of new restaurants, remodeling older restaurants and investments in technology, and we also use capital for acquisitions of franchisees and joint venture partners. We require capital to pay dividends to common stockholders (refer to additional discussion in the Dividend section of Management’s Discussion and Analysis of Financial Condition and Results of Operation). We also utilize capital to repurchase our common stock as part of an ongoing share repurchase program. Capital expenditures totaled approximately $315,235,000 for the year ended December 31, 2006 and approximately $55,003,000 and $85,769,000 during the first three months of 2007 and 2006, respectively. We either lease our restaurants under operating leases for periods ranging from five to 30 years (including renewal periods) or build free standing restaurants where it is cost effective.

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

In the first quarter of 2006, we implemented changes to our general manager partner program that are effective for all new general manager partner and chef partner employment agreements signed after March 1, 2006. Additionally, all managing partners currently under contract were given an opportunity to elect participation in the new plan. Upon completion of each five-year term of employment, the managing partner will participate in a deferred compensation program in lieu of receiving stock options under the historical plan. We will require the use of capital to fund this new Partner Equity Plan as each general managing partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the first two years of the plan. Future funding requirements will vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

The total transaction value, including assumed debt, is approximately $3.2 billion.  In addition to that value, an estimated $400,000,000 in funding will be necessary to complete the merger, refinance existing indebtedness, pay fees and expenses and provide a source of funds for capital expenditures. The transaction is subject to approval of our shareholders (without consideration of the vote of our founders and managers investing in the acquisition) and customary closing conditions. The transaction is not subject to a financing condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

On May 8, 2007, we announced that the special meeting of stockholders that had been called for May 8 to consider and vote upon the merger agreement was postponed until May 15, 2007. The meeting was postponed to permit the solicitation of additional votes.

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

Merger expenses of approximately $6,138,000 for the three months ended March 31, 2007 were included in the line item “General and administrative” expenses in our Consolidated Statements of Income and reflect primarily the professional service costs incurred in connection with the proposed merger transaction.

CREDIT FACILITIES

We have an uncollateralized $225,000,000 revolving credit facility that is scheduled to mature in June 2011. The line of credit permits borrowing at interest rates ranging from 45 to 65 basis points over the 30, 60, 90 or 180-day LIBOR (ranging from 5.32% to 5.35% at March 31, 2007 and ranging from 5.35% to 5.36% at December 31, 2006). At March 31, 2007, the unused portion of the line of credit was $91,000,000.

The credit agreement contains certain restrictions and conditions as defined in the agreement that require us to maintain consolidated net worth equal to or greater than consolidated total debt and to maintain a ratio of total consolidated debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) equal to or less than 3.0 to 1.0. At March 31, 2007, we were in compliance with these debt covenants.

We also have a $40,000,000 line of credit that is scheduled to mature in June 2011. The line permits borrowing at interest rates ranging from 45 to 65 basis points over LIBOR for loan draws and 55 to 80 basis points over LIBOR for letter of credit advances. The credit agreement contains certain restrictions and conditions as defined in the agreement. At March 31, 2007, we were in compliance with these debt covenants. There were no draws outstanding on this line of credit as of March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, $25,040,000 and $25,072,000, respectively, of the line of credit was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

On October 12, 2006, we entered into a short-term uncollateralized line of credit agreement that has a maximum borrowing amount of $50,000,000 and an original maturity date of March 2007. On March 14, 2007, we amended the maturity date to May 30, 2007. The line permits borrowing at an interest rate 55 basis points over the LIBOR Market Index Rate at the time of each draw. The credit agreement contains certain restrictions and conditions as defined in the agreement. At March 31, 2007, we were in compliance with these debt covenants. There were no draws outstanding on this line of credit as of March 31, 2007 and December 31, 2006.

We have notes payable with banks bearing interest at rates ranging from 5.90% to 6.16% and from 5.27% to 6.29% at March 31, 2007 and December 31, 2006, respectively, to finance development of our restaurants in South Korea. The notes are denominated and payable in Korean won, with outstanding balances as of March 31, 2007 maturing at dates ranging from April 2007 to October 2007. As of March 31, 2007 and December 31, 2006, the combined outstanding balance was approximately $36,040,000 and $39,700,000, respectively. Certain of the notes payable are collateralized by lease and other deposits. At March 31, 2007 and December 31, 2006, collateralized notes totaled approximately $42,410,000 and $41,360,000, respectively. We have been pre-approved by these banks for additional borrowings of approximately $18,900,000 and $15,900,000 at March 31, 2007 and December 31, 2006, respectively.

Effective September 28, 2006, we established an uncollateralized note payable at a principal amount of 10,000,000,000 Korean won, which bears interest at 1.25% over the Korean Stock Exchange 3-month certificate of deposit rate (6.10% and 5.85% as of March 31, 2007 and December 31, 2006, respectively).  The note is denominated and payable in Korean won and matures in September 2009.  As of March 31, 2007 and December 31, 2006, the outstanding principle on this note was approximately $10,492,000 and $10,629,000, respectively. The note contains certain restrictions and conditions as defined in the agreement that require our Korean subsidiary to maintain a ratio of debt to equity equal to or less than 2.5 to 1.0 and to maintain a ratio of bank borrowings to total assets equal to or less than 0.4 to 1.0.  At March 31, 2007, we were in compliance with these debt covenants.

We had notes payable with banks to finance the development of our restaurants in Japan (“Outback Japan”). The notes were payable to banks, collateralized by letters of credit and lease deposits of approximately $3,300,000 at December 31, 2006, and had an interest rate of 1.40% at December 31, 2006. The notes were denominated and payable in Japanese yen. As of December 31, 2006, the outstanding balance totaled approximately $5,114,000.  The notes had been paid as of March 31, 2007.

In October 2003, Outback Japan established a revolving line of credit to finance the development of new restaurants in Japan and refinance certain notes payable. The line permitted borrowing up to a maximum of $10,000,000, contained certain restrictions and conditions as defined in the agreement and was scheduled to mature in June 2011. The line of credit permitted borrowing at interest rates ranging from 45 to 65 basis points over LIBOR. As of December 31, 2006, Outback Japan had borrowed approximately $9,096,000 on the line of credit at an average interest rate of 1.19%.  As of March 31, 2007, borrowings under this line of credit had been paid.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES (continued)

In February 2004, Outback Japan established an additional revolving line of credit to finance the development of new restaurants in Japan and to refinance certain notes payable. The line permitted borrowing up to a maximum of $10,000,000 with interest of LIBOR divided by a percentage equal to 1.00 minus the Eurocurrency Reserve Percentage. The revolving line of credit contains certain restrictions and conditions as defined in the agreement. The line originally matured in December 2006, and Outback Japan amended it to extend the maturity of the line until the earlier of March 31, 2007 or the date on which the acquisition of us by the investor group is final (see Note 11 of Unaudited Notes to Consolidated Financial Statements included in Item 1 of this report).  All other material provisions of the agreement remained the same. As of December 31, 2006, Outback Japan had borrowed approximately $3,921,000 on the line of credit at an average interest rate of 1.17%.  As of March 31, 2007, borrowings under this line of credit had been paid.

As of March 31, 2007 and December 31, 2006, we had approximately $9,077,000 and $7,993,000, respectively, of notes payable at interest rates ranging from 2.07% to 7.25% and from 2.07% to 7.75%, respectively. These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

Our primary source of credit is our uncollateralized revolving line of credit that permits borrowing up to $225,000,000. Based upon provisions of the line of credit agreement and operating data and outstanding borrowings as of and through March 31, 2007, the margin over LIBOR rates charged to us on future amounts drawn under the line will continue to be 0.125% higher than our base margin unless: (i) outstanding debt balances decrease by more than $101,200,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent increase more than 10.8%. Furthermore, the margin over LIBOR rates charged to us on future amounts drawn under the line would increase by an additional 0.125% if: (i) outstanding debt balances increased by more than $132,900,000; or (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 11.4%. In addition, based upon provisions of the line of credit agreement, availability of funds under the uncollateralized revolving line of credit would not be affected unless: (i) outstanding debt balances increased by more than $217,000,000; (ii) earnings before interest, taxes, depreciation, amortization and rent decreased more than 26.1%; or (iii) our net worth decreased approximately 17.3%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR and matures in December 2008. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R. The outstanding balance on the line of credit at March 31, 2007 and December 31, 2006 was approximately $32,583,000 and $32,083,000, respectively, and is included in our Unaudited Consolidated Balance Sheets as long-term debt. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be operated as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

The consolidated financial statements also include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Unaudited Consolidated Statements of Income entitled “Elimination of minority interest.” All material intercompany balances and transactions have been eliminated.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed twice with a termination date in June 2007. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2007 and December 31, 2006, the outstanding balance on the line of credit was approximately $24,355,000 and $24,349,000, respectively.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs (as defined in the agreement, and including our covenant commitments under existing lines of credit), then the total outstanding balance, including any accrued interest, is immediately due from the guarantors. At March 31, 2007, we were in compliance with the debt covenants.

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

We are the guarantor of up to $17,585,000 of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”). Speedway is an unconsolidated affiliate in which we have a 22.5% equity interest and for which we operate catering and concession facilities. Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022. The bonds have a put feature that allows the lenders to require full payment of the debt on or after June 2011. At March 31, 2007 and December 31, 2006, the outstanding balance on the bonds was approximately $63,300,000. Our guarantee will proportionally decrease as payments are made on the bonds.

As part of the guarantee, we and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio. We are obligated to contribute 27.78% of such amounts. Speedway has not yet reached its operating break-even point. Since the initial investment, we have made additional working capital contributions and loans to this affiliate in payments totaling $5,503,000. We did not make any additional working capital contributions or loans during the three months ended March 31, 2007, and we loaned $1,867,000 during 2006. In addition, based on current operating performance, we anticipate making additional contributions in 2007 of approximately $1,500,000 to $2,000,000. This affiliate is expected to incur further operating losses at least through 2007.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

Our Korean subsidiary is the guarantor of debt owed by landlords of two of our Outback Steakhouse restaurants in Korea. We are obligated to purchase the building units occupied by our two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of March 31, 2007 and December 31, 2006. Under the terms of the guarantees, our monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances. The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016. The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000, respectively, as of March 31, 2007 and December 31, 2006. If we were required to perform under either guarantee, we would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,900,000. As a result, we have not recognized a liability related to these guarantees in accordance with FIN 45. We have various depository and banking relationships with the lender, including several outstanding notes payable.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. Effective January 1, 2007, we adopted the provisions of FIN 48 (see Note 10 of Unaudited Notes to Consolidated Financial Statements included in Item 1 of this report).

SHARE REPURCHASE

On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. We will fund the repurchase program with available cash and bank credit facilities. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through March 31, 2007, approximately 10,398,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2007, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000. No share repurchases were made in the quarter ended March 31, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS

Our Board of Directors authorized the following dividends during 2006 and 2007:

Declaration	Record	Payable	Amount per Share
Date	Date	Date	of Common Stock
January 24, 2006	February 17, 2006	March 3, 2006	$0.13
April 25, 2006	May 19, 2006	June 2, 2006	0.13
July 25, 2006	August 18, 2006	September 1, 2006	0.13
October 24, 2006	November 17, 2006	December 1, 2006	0.13
January 23, 2007	February 16, 2007	March 2, 2007	0.13

As a result of the proposed merger transaction, we have not yet declared a dividend in the second quarter of 2007, and our payment of future dividends is restricted by the terms of the merger agreement. If the merger is not completed or if it is significantly delayed, then we will continue to base future dividend decisions on a number of factors, including our operating results and financial requirements. If we were to continue to pay dividends at the current dividend rate, the annual dividend payment would be between $38,000,000 and $40,000,000, depending on the shares outstanding during the respective quarters. We would pay the dividend with cash flow from operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that adoption of this statement will have on our financial statements.

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

Our exposure to interest rate fluctuations is limited to our outstanding bank debt. At March 31, 2007, outstanding borrowings under our revolving lines of credit bear interest at 45 to 65 basis points over the 30, 60, 90 or 180-day London Interbank Offered Rate. The weighted average effective interest rate on the $134,000,000 outstanding balance under these lines at March 31, 2007 was 5.87%. Notes payable of approximately $46,532,000 to South Korean banks bear interest at rates ranging from 5.90% to 6.16% at March 31, 2007.  Our Japanese lines of credit and notes payable had been paid as of March 31, 2007.

At March 31, 2007 and December 31, 2006, our total debt, excluding consolidated guaranteed debt, was approximately $194,534,000 and $235,378,000, respectively. Should interest rates based on our average borrowings through March 31, 2007 increase by one percentage point, our estimated annual interest expense would increase by approximately $2,498,000 over amounts reported for the three months ended March 31, 2007.

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, our outstanding debt to South Korean banks of approximately $46,532,000 at March 31, 2007 and to our royalties from international franchisees. We do not use financial instruments to hedge foreign currency exchange rate changes. Our investments in these countries totaled approximately $41,015,000 and $42,211,000 as of March 31, 2007 and December 31, 2006, respectively.

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

OSI Restaurant Partners, Inc.
CONTROLS AND PROCEDURES

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., our subsidiaries, are defendants in a class action lawsuit brought by the U.S Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, Case No. 06-cv-1935, filed September 28, 2006) alleging that they have engaged in a nationwide pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment. In addition to the EEOC, two former employees have successfully intervened as party plaintiffs in the case. The case is currently in the motion stage, and litigation is, by its nature, uncertain both as to time and expense involved and as to the final outcome of such matters. While we intend to vigorously defend ourselves in this lawsuit, protracted litigation or unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition and could damage our reputation with our employees and our customers.

On November 8, 2006, a putative class action complaint captioned Charter Township of Clinton Police and Fire Retirement System v. OSI Restaurant Partners, Inc., et al., No. 06-CA-010348, was filed in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida against us, each of our directors, J. Timothy Gannon, Bain Capital Partners, LLC, and Catterton Partners, challenging the proposed transaction as unfair and inadequate to our public stockholders.

On January 25, 2007, plaintiff’s counsel in the Florida action voluntarily dismissed the action as to Mr. Gannon and filed an amended complaint, which did not name Mr. Gannon as a defendant, against the remaining defendants. The amended complaint alleges that our directors breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits the investor group at the expense of our public stockholders; that our directors breached their fiduciary duties by failing to disclose certain allegedly material information to stockholders; and that we, Bain Capital and Catterton aided and abetted the alleged fiduciary breaches. The amended complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiffs. Following a case management conference, the court granted plaintiff discovery from the defendants. On February 23, 2007, defendants Brabson, Carey, Fields, Franks, James, and Wilt answered the amended complaint and asserted affirmative defenses. The other defendants filed motions to dismiss the amended complaint on the same date.

On January 30, 2007, a class action complaint captioned Robert Mann v. Chris T. Sullivan, et al., No. CA2709-N, was filed in the Court of Chancery of Delaware in and for New Castle County against the same defendants stated above, including Mr. Gannon and except that Catterton Management Company LLC was named as a defendant rather than Catterton Partners. Paul E. Avery, Joseph J. Kadow, and Dirk A. Montgomery were also named as defendants. The complaint alleges that our directors and the officer defendants breached their fiduciary duties in connection with the proposed transaction, and that Mr. Gannon, Bain Capital and Catterton aided and abetted the alleged fiduciary breaches. The complaint seeks, among other relief, an injunction against the proposed transaction, declaratory relief, compensatory and/or rescissory damages to the putative class, and an award of attorneys’ fees and expenses to plaintiffs.

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 1. Legal Proceedings (continued)

Counsel for the parties to these two suits have reached an agreement in principle, expressed in a memorandum of understanding, providing for the settlement of the suits subject to Florida court approval and on terms and conditions that include, among other things, certain supplemental disclosure in the proxy statement prepared in connection with the special meeting of stockholders at which the adoption of the merger agreement will be voted upon and, in the event that any termination fee becomes due and payable by us, an agreement by Bain Capital and Catterton to waive a portion of such company termination fee. The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to all claims asserted in these suits. If the Florida court approves the settlement contemplated in the memorandum of understanding, both suits will be dismissed with prejudice. The absence of an injunction arising from these matters prohibiting the consummation of the merger is a condition to the closing of the merger. The settlement contemplated by the parties is expressly conditioned upon the affirmative vote of a majority of the outstanding shares of OSI’s common stock entitled to vote at the special meeting (or any adjournment thereof) for the adoption of the merger agreement with, and without, consideration as to the vote of any shares held by the investor group and on the closing of the merger and the merger agreement and transactions contemplated thereby. The defendants considered it desirable that the actions be settled to avoid the burden, expense, risk, inconvenience and distraction of continued litigation and to resolve all of the claims that were or could have been brought in the actions being settled.

In April 2007, we were served with a putative class action complaint captioned Gerald D. Wells, Jr. et al. v. OSI Restaurant Partners, Inc., Case No. 07-1431, that was filed in the United States District Court for the District of Pennsylvania alleging violations of the Fair and Accurate Credit Transactions Act, or FACTA. In addition, we had previously been provided with a copy of a putative class action complaint captioned Saunders v. Roy’s Family of Restaurants, Inc., Case No. SACV07-164 CJC (ANx), that was filed in the United States District Court for the Central District of California also alleging violations of FACTA, but have not yet been formally served in the suit. FACTA restricts, among other things, the credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. The suits allege that the defendants violated a provision of FACTA by including more information on the electronically printed credit and debit card receipts provided to customers than is permitted under FACTA. Both complaints seek monetary damages, including statutory damages, punitive damages, attorneys’ fees and injunctive relief. These lawsuits are among a number of lawsuits with similar allegations that have been filed recently against large retailers and foodservice operators, among others, as a result of the implementation of FACTA, which became fully effective as of December 4, 2006. We are currently examining information relating to the allegations in these complaints and are evaluating developing judicial interpretations of the statute. While we intend to vigorously defend against these actions, both of these cases are in the preliminary stages of litigation, and as a result, the ultimate outcome of these cases and their potential financial impact on us are not determinable at this time.

OSI Restaurant Partners, Inc.
PART II: OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2006 10-K which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2006 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Following is information relating to the shares of common stock issued by us in transactions not registered under the Securities Act of 1933:

During the quarter ended March 31, 2007, we issued approximately 2,330 shares of our common stock at $32.38 per share to one of our area operating partners for his interest in one Outback Steakhouse. The aggregate value of shares issued was approximately $75,000. We also issued approximately 17,620 shares of our common stock at $38.47 per share to one of our area operating partners for his interest in five Outback Steakhouses. The aggregate value of shares issued was approximately $678,000. This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(c) Issuer Purchases of Equity Securities

The following table includes information with respect to purchases of our common stock made by us during the quarter ended March 31, 2007:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum number of shares that may yet be purchased under the programs (1)
January 1, 2007 - January 31, 2007	-		-	2,749,000
February 1, 2007 - February 28, 2007	-		-	2,908,000
March 1, 2007 - March 31, 2007	-		-	2,984,000
Total	-		-	2,984,000
___________
(1)
On July 26, 2000, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our common stock, with the timing, price, quantity and manner of the purchases to be made at the discretion of management, depending upon market conditions. In addition, the Board of Directors authorized the repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises. On July 23, 2003, our Board of Directors extended both the repurchase authorization for an additional 2,500,000 shares of our common stock, and the authorization to offset shares issued as a result of stock option exercises. On February 13, 2006, our Board of Directors authorized the repurchase of an additional 1,500,000 shares and authorized the continued repurchase of shares on a regular basis to offset shares issued as a result of stock option exercises and as restricted shares vest and become dilutive. During the period from the authorization date through March 31, 2007, approximately 10,398,000 shares of our common stock have been issued as the result of stock option exercises. As of March 31, 2007, under these authorizations we have repurchased approximately 15,415,000 shares of our common stock for approximately $552,057,000.

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

Date: May 10, 2007	OSI RESTAURANT PARTNERS, INC.

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)