Form 10-Q
period 2008-06-30
OSI RESTAURANT PARTNERS, LLC
filed 2008-08-14
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 1-15935
OSI RESTAURANT PARTNERS, LLC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☐   NO ☒ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐  NO  ☒

As of August 14, 2008, the registrant has 100 units, no par value, of Common Units outstanding (all of which are owned by OSI HoldCo, Inc., our direct owner), and none are publicly traded.
__________________
* The registrant has not been subject to such filing requirements for the past 90 days.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2008
(Unaudited)

	PART I — FINANCIAL INFORMATION
		Page No.
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets — June 30, 2008 (Successor) and December 31, 2007 (Successor)	3
	Consolidated Statements of Operations — For the Three and Six Months Ended June 30, 2008 (Successor) and the Periods June 15, 2007 to June 30, 2007 (Successor), April 1, 2007 to June 14, 2007 (Predecessor) and January 1, 2007 to June 14, 2007 (Predecessor)	5
	Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2008 (Successor) and the Periods June 15, 2007 to June 30, 2007 (Successor) and January 1, 2007 to June 14, 2007 (Predecessor)	6
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	68
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	70
Item 6.	Exhibits	71
	Signature	72

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR
	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$79,970	$171,104
Current portion of restricted cash	4,246	4,006
Inventories	83,568	81,036
Deferred income tax assets	27,061	24,618
Other current assets	80,628	86,149
Total current assets	275,473	366,913
Restricted cash	30,184	32,237
Property, fixtures and equipment, net	1,170,476	1,245,245
Investments in and advances to unconsolidated affiliates, net	28,067	26,212
Goodwill	898,940	1,060,529
Intangible assets, net	700,966	716,631
Other assets, net	224,835	223,242
Notes receivable collateral for franchisee guarantee	33,150	32,450
Total assets	$3,362,091	$3,703,459

(CONTINUED…)

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	SUCCESSOR
	JUNE 30,	DECEMBER 31,
	2008	2007
LIABILITIES AND UNITHOLDER’S EQUITY
Current Liabilities
Accounts payable	$113,828	$155,923
Sales taxes payable	14,772	18,589
Accrued expenses	138,883	136,377
Current portion of accrued buyout liability	13,419	11,793
Unearned revenue	126,483	196,298
Income taxes payable	1,342	2,803
Current portion of long-term debt	86,595	34,975
Current portion of guaranteed debt	33,283	32,583
Total current liabilities	528,605	589,341
Partner deposit and accrued buyout liability	118,381	122,738
Deferred rent	37,417	21,416
Deferred income tax liability	255,909	291,709
Long-term debt	1,739,955	1,808,475
Guaranteed debt	2,495	2,495
Other long-term liabilities, net	251,875	233,031
Total liabilities	2,934,637	3,069,205
Commitments and contingencies
Minority interests in consolidated entities	30,472	34,862
Unitholder’s Equity
Common units, no par value, 100 units authorized, issued and outstanding
as of June 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	641,847	641,647
Accumulated deficit	(235,894)	(40,055)
Accumulated other comprehensive loss	(8,971)	(2,200)
Total unitholder’s equity	396,982	599,392
	$3,362,091	$3,703,459

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
	THREE	PERIOD	PERIOD	SIX	PERIOD	PERIOD
	MONTHS	FROM	FROM	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	APRIL 1 to	ENDED	JUNE 15 to	JANUARY 1 to
	JUNE 30,	JUNE 30,	JUNE 14,	JUNE 30,	JUNE 30,	JUNE 14,
	2008	2007	2007	2008	2007	2007
Revenues
Restaurant sales	$1,010,781	$198,663	$855,326	$2,075,082	$198,663	$1,916,689
Other revenues	5,727	835	4,695	10,908	835	9,948
Total revenues	1,016,508	199,498	860,021	2,085,990	199,498	1,926,637
Costs and expenses
Cost of sales	355,178	69,681	305,307	728,058	69,681	681,455
Labor and other related	282,538	55,319	247,625	577,039	55,319	540,281
Other restaurant operating	262,397	48,730	202,491	521,015	48,730	440,545
Depreciation and amortization	46,990	7,858	33,842	94,041	7,858	74,846
General and administrative	54,306	11,288	90,907	126,480	11,288	158,147
Provision for impaired assets and
restaurant closings	185,517	764	3,234	189,181	764	8,530
(Income) loss from operations of
unconsolidated affiliates	(2,368)	(363)	(16)	(3,245)	(363)	692
Total costs and expenses	1,184,558	193,277	883,390	2,232,569	193,277	1,904,496
(Loss) income from operations	(168,050)	6,221	(23,369)	(146,579)	6,221	22,141
Other expense, net	(3,805)	-	-	(3,805)	-	-
Interest income	1,660	870	660	2,447	870	1,561
Interest expense	(21,960)	(7,664)	(2,808)	(69,787)	(7,664)	(6,212)
(Loss) income before benefit from income
taxes and minority interest in
consolidated entities' (loss) income	(192,155)	(573)	(25,517)	(217,724)	(573)	17,490
Benefit from income taxes	(14,751)	(963)	(15,554)	(31,482)	(963)	(1,656)
(Loss) income before minority interest in
consolidated entities' (loss) income	(177,404)	390	(9,963)	(186,242)	390	19,146
Minority interest in consolidated
entities' (loss) income	(739)	250	186	120	250	1,685
Net (loss) income	$(176,665)	$140	$(10,149)	$(186,362)	$140	$17,461

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR		PREDECESSOR
	SIX	PERIOD	PERIOD
	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	JUNE 30,	JUNE 30,	JUNE 14,
	2008	2007	2007
Cash flows from operating activities:
Net (loss) income	$(186,362)	$140	$17,461
Adjustments to reconcile net (loss) income to cash
(used in) provided by operating activities:
Depreciation and amortization	94,041	7,858	74,846
Amortization of deferred financing fees	5,535	475	-
Provision for impaired assets and restaurant closings	189,181	764	8,530
Stock-based and other non-cash compensation expense	18,241	2,621	33,981
Income tax benefit credited to equity	-	-	3,052
Excess income tax benefits from stock-based compensation	-	-	(1,541)
Minority interest in consolidated entities’ income	120	250	1,685
(Income) loss from operations of unconsolidated affiliates	(3,245)	(363)	692
Change in deferred income taxes	(38,243)	12,674	(41,732)
(Gain) loss on disposal of property, fixtures and equipment	(1,794)	534	3,496
Unrealized gain on interest rate collar	(1,611)	-	-
Loss on life insurance investments	3,642	-	-
Gain on restricted cash investments	(461)	(390)	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(2,532)	5,284	5,235
Decrease (increase) in other current assets	2,208	(12,326)	44,853
Decrease (increase) in other assets	7,451	(2,217)	(5,352)
(Decrease) increase in accrued interest payable	(1,490)	7,083	74
(Decrease) increase in accounts payable, sales taxes
payable and accrued expenses	(54,339)	(21,097)	44,558
Increase in deferred rent	16,001	4,409	4,108
Decrease in unearned revenue	(69,815)	(2,241)	(68,311)
(Decrease) increase in income taxes payable	(1,461)	(14,213)	2,527
Increase in other long-term liabilities	1,450	1,124	27,471
Net cash (used in) provided by operating activities	(23,483)	(9,631)	155,633
Cash flows used in investing activities:
Purchase of investment securities	-	-	(2,455)
Maturities and sales of investment securities	-	204	2,002
Cash paid for acquisition of business, net of cash acquired	-	-	(250)
Acquisition of OSI	-	(3,092,274)	-
Acquisitions of liquor licenses	(1,702)	-	(1,553)
Proceeds from sale-leaseback transaction	-	925,090	-
Capital expenditures	(60,232)	(9,645)	(119,359)
Proceeds from the sale of property, fixtures and equipment	9,753	-	1,948
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	94,445	2,935	-
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(92,171)	(120,745)	-
Payments from unconsolidated affiliates	1,490	-	-
Distributions to unconsolidated affiliates	-	-	(86)
Net cash used in investing activities	$(48,417)	$(2,294,435)	$(119,753)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR		PREDECESSOR
	SIX	PERIOD	PERIOD
	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	JUNE 30,	JUNE 30,	JUNE 14,
	2008	2007	2007
Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$310	$17,900	$123,648
Proceeds from the issuance of senior secured term loan facility	-	1,310,000	-
Proceeds from the issuance of revolving lines of credit	-	11,500	-
Proceeds from the issuance of senior notes	-	550,000	-
Repayments of long-term debt	(8,790)	(136,559)	(210,834)
Deferred financing fees	-	(66,963)	-
Contributions from KHI	-	42,413	-
Proceeds from minority interest contributions	446	202	3,940
Distributions to minority interest	(4,955)	(963)	(4,579)
Decrease in partner deposit and
accrued buyout liability	(6,245)	(1,898)	(6,212)
Excess income tax benefits from stock-based compensation	-	-	1,541
Dividends paid	-	-	(9,887)
Proceeds from the issuance of common stock	-	590,622	-
Proceeds from exercise of employee stock options	-	-	14,477
Net cash (used in) provided by financing activities	(19,234)	2,316,254	(87,906)
Net (decrease) increase in cash and cash equivalents	(91,134)	12,188	(52,026)
Cash and cash equivalents at the beginning of the period	171,104	42,830	94,856
Cash and cash equivalents at the end of the period	$79,970	$55,018	$42,830

Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows
of their restaurants	$-	$-	$882
Conversion of partner deposit and accrued buyout liability to notes	2,955	50	3,198
Acquisitions of property, fixtures and equipment
through accounts payable	2,881	9,291	5,305
Litigation liability and insurance receivable	10,791	365	600

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Basis of Presentation

On June 14, 2007, OSI Restaurant Partners, Inc., by means of a merger and related transactions (the “Merger”), was acquired by Kangaroo Holdings, Inc. (the “Ultimate Parent” or “KHI”), which is controlled by an investor group comprised of Bain Capital Partners, LLC (“Bain Capital”), Catterton Partners (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders” of the Company) and certain members of management of the Company. In connection with the Merger, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (see Note 2).

Therefore, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The operations of OSI Restaurant Partners, Inc. and its subsidiaries are referred to for the Predecessor period and the operations of OSI Restaurant Partners, LLC and its subsidiaries are referred to for the Successor period.  Unless the context otherwise indicates, as used in this report, the term the “Company” and other similar terms mean (a) prior to the Merger, OSI Restaurant Partners, Inc. and (b) after the Merger, OSI Restaurant Partners, LLC.

The Company develops and operates casual dining restaurants primarily in the United States.  Additional Outback Steakhouse and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s interim results of operations, financial position and cash flows for the periods presented have been included.  These financial statements should be read in conjunction with the financial statements and financial notes thereto included in Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the SEC on May 29, 2008.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.           Transactions

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI for $40.00 per share in cash (“Merger Consideration”).  On May 21, 2007, this agreement was amended to increase the Merger Consideration to $41.15 per share in cash, payable to all shareholders except the Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, the Company converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.

The assets and liabilities of the Company were assigned values, part carryover basis pursuant to Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF No. 88-16”), and part fair value, similar to a step acquisition, pursuant to EITF No. 90-12, “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16” (“EITF No. 90-12”). As a result, there were zero retained earnings and accumulated depreciation after the allocation was made.

The total purchase price was approximately $3.1 billion.  The Merger was financed by borrowings under new senior secured credit facilities (see Note 9), proceeds from the issuance of senior notes (see Note 9), the proceeds from the Private Restaurant Properties, LLC (“PRP”) Sale-Leaseback Transaction described below, the investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Transactions (continued)

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to its newly-formed sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (“Master Lessee”), the Company’s wholly-owned subsidiary, under a market rate master lease.  In accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases” (“SFAS No. 98”), the sale at fair market value to PRP and subsequent leaseback by Master Lessee qualified for sale-leaseback accounting treatment and no gain or loss was recorded.  The market rate master lease is a triple net lease with a 15-year term.  The sale of substantially all of the domestic wholly-owned restaurant properties to PRP and entry into the market rate master lease and the underlying subleases resulted in operating leases for the Company and is referred to as the “PRP Sale-Leaseback Transaction.”

The Company identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as the Company had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, the Company had to notify PRP of the intent to repurchase such properties at the original purchase price.  The Company included approximately $17,825,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in its Consolidated Balance Sheet at December 31, 2007. The lease payments made pursuant to the lease agreement were treated as interest expense until the requirements for sale-leaseback treatment were achieved or the Company notified PRP of the intent to repurchase the properties.  As of June 30, 2008, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  The Company was required to notify PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and has 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  Since the payment was not required to be made as of June 30, 2008, the Company included $6,450,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in its Consolidated Balance Sheet at June 30, 2008.

In accordance with revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company determined that PRP is a variable interest entity; however the Company is not its primary beneficiary.  As a result, PRP has not been consolidated into the Company’s financial statements.  If the market rate master lease were to be terminated in connection with any default by the Company or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, the Company could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that it leases under the market rate master lease.

The following table reflects the pro forma total revenues and net loss for the Predecessor periods presented as though the Merger had taken place at the beginning of the period.  The pro forma results are not necessarily indicative of the results of operations that would have occurred had the Merger actually taken place on the first day of the respective periods, nor of future results of operations.

	PRO FORMA
	(UNAUDITED, IN THOUSANDS)
	PERIOD FROM	PERIOD FROM
	APRIL 1 TO JUNE 14,	JANUARY 1 TO JUNE 14,
	2007	2007
Total revenues	$860,021	$1,926,637
Net loss	$(20,689)	$(29,334)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Recently Issued Financial Accounting Standards

On January 1, 2008, the Company adopted EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF No. 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split dollar life insurance arrangements.  EITF No. 06-4 requires recognition of a liability for the discounted future benefit obligation owed to an insured employee by the insurance carrier. The Company has endorsement split dollar insurance policies for its Founders and four of its executive officers that provide benefit to the respective Founders and executive officers that extends into postretirement periods.  Upon adoption, the Company recorded a cumulative effect adjustment that increased its Accumulated deficit and Other long-term liabilities by $9,476,000 in its Consolidated Balance Sheet.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope.  The Company elected to apply the provisions of FSP SFAS No. 157-2, and therefore, will defer the requirements of SFAS No. 157 as it relates to nonfinancial assets or liabilities that are recognized or disclosed at fair value on a nonrecurring basis until January 1, 2009. See Note 5 for the Company’s disclosure requirements and accounting effect of the adoption of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The adoption of SFAS No. 159 on January 1, 2008 did not have an effect on the Company’s consolidated financial statements as the Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed and the accounting for goodwill and financial statement disclosures.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and is applicable to business combinations with an acquisition date on or after this date.  The Company is currently evaluating the impact that SFAS No. 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity and consolidated net (loss) income.  The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Recently Issued Financial Accounting Standards (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other generally accepted accounting principles in the United States (“U.S. GAAP”).   FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently evaluating the impact that FSP SFAS No. 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to provide guidance to nongovernmental entities on accounting principles and the framework for selecting principles to be used in the preparation of financial statements presented in conformity with U.S. GAAP.  The provisions of SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect SFAS No. 162 to materially affect its financial statements.

4.           Stock-based and Deferred Compensation Plans

The Company’s Ultimate Parent permits the grant of stock options and restricted stock of KHI to Company management and other key employees through the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”). The maximum term of options and restricted stock granted under the Equity Plan is ten years. As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded by the Company, where applicable.

On June 14, 2008, 941,512 shares of KHI restricted stock issued to four of the Company’s officers and other members of management vested. The shares of restricted stock that vested were originally “rolled over” from the Predecessor in conjunction with the Merger, and therefore, were not issued under the Equity Plan.

Compensation expense from KHI restricted stock awards included in net (loss) income in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008 was $1,745,000 and $3,489,000, respectively, and for the period from June 15 to June 30, 2007 was $307,000.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible. In accordance with SFAS No. 157, measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, the Company reflects the impact of its own credit risk on its liabilities, as well as any collateral. The Company also considers the credit standing of its counterparties in measuring the fair value of its assets.

As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•	Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its variable-rate debt.  The valuation of the Company’s interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Additionally, the Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate its exposure to material increases in natural gas prices.  The valuation of the Company’s natural gas derivatives is based on quoted exchange prices.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

				TOTAL
				JUNE 30,
	LEVEL 1	LEVEL 2	LEVEL 3	2008
Assets:
Derivative financial instruments	$421	$-	$-	$421
Liabilities:
Derivative financial instruments	$-	$3,746	$-	$3,746

A SFAS No. 157 credit valuation adjustment of $395,000 decreased the liability recorded as of June 30, 2008.

The Company does not have any fair value measurements using significant, unobservable inputs nor does it have any assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008.

6.           Property, Fixtures and Equipment, Net

During the three and six months ended June 30, 2008, the Company recorded impairment charges of $17,398,000 and $21,062,000, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations.

For the period from April 1 to June 14, 2007, the Company recorded a provision for impaired assets and restaurant closings of $3,234,000 for impairment charges for certain of the Company’s restaurants.  For the period from January 1 to June 14, 2007, the Company recorded a provision for impaired assets and restaurant closings of $8,530,000 which included $7,525,000 of impairment charges for certain of the Company’s restaurants and an impairment charge of $1,005,000 related to one of the Company’s corporate aircraft.  For the period from June 15 to June 30, 2007, the Company recorded a provision for impaired assets and restaurant closings of $764,000 for additional impairment charges for certain of the Company’s restaurants.

The fixed asset impairment charges occurred as a result of the book value of an asset group exceeding its estimated fair value.  Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently of other asset groups.  Restaurant fair value is determined based on estimates of future cash flows.

In the fourth quarter of 2007, the Company began marketing the Roy’s concept for sale. In May 2008, the Company determined that the Roy’s concept would not be marketed for sale at this time due to poor overall market conditions.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the six months ended June 30, 2008 is as follows (in thousands):

SUCCESSOR:
December 31, 2007	$1,060,529
Impairment loss	(161,589)
June 30, 2008	$898,940

During the second quarter of 2008, the Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  The Company’s review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  The Company also used the discounted cash flow method to determine the fair value of its intangible assets.  Due to the poor overall economic conditions, declining sales at Company-owned restaurants and a challenging environment for the restaurant industry, the Company recorded an aggregate goodwill impairment loss of $161,589,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  The Company also recorded impairment charges of $3,037,000 for the Carrabba’s Italian Grill trade name and $3,493,000 for the Blue Coral Seafood and Spirits trademark.

Definite-lived intangible assets have been amortized on a straight-line basis.  The aggregate expense related to the amortization of the Company’s trademarks, trade dress, favorable leases and franchise agreements was $4,618,000 and $8,890,000 for the three and six months ended June 30, 2008, respectively, and $162,000, $269,000 and $549,000 for the periods from April 1 to June 14, 2007, January 1 to June 14, 2007 and June 15 to June 30, 2007, respectively.

8.           Other Assets

On April 4, 2008, the Company sold a parcel of land in Las Vegas, Nevada for $9,800,000. As additional consideration, the purchaser is obligated to transfer and convey title for an approximately 6,800 square foot condominium unit in the not yet constructed condominium tower for the Company to utilize as a future full-service restaurant.  Conveyance of title must be no later than September 9, 2012, subject to extensions, and both parties must agree to the plans and specifications of the restaurant unit by September 9, 2010. If title does not transfer or both parties do not agree to the plans and specifications per the terms of the contract, then the Company will receive an additional $4,000,000 from the purchaser.  The Company recorded a gain of $6,662,000 for this sale in the line item “General and administrative” expense in its Consolidated Statements of Operations for the three and six months ended June 30, 2008 and recorded a receivable of $1,200,000 in the line item “Other Assets” in its Consolidated Balance Sheet at June 30, 2008 for the estimated fair market value of the condominium unit.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	SUCCESSOR
	JUNE 30,	DECEMBER 31,
	2008	2007
Senior secured term loan facility, interest rate of 5.13% at
June 30, 2008 and 7.13% at December 31, 2007	$1,253,450	$1,260,000
Senior notes, interest rate of 10.00% at June 30, 2008 and December 31, 2007	550,000	550,000
Other notes payable, uncollateralized, interest rates ranging from
2.07% to 7.30% at June 30, 2008 and December 31, 2007	11,725	10,700
Sale-leaseback obligations	11,375	22,750
Guaranteed debt of franchisee	33,283	32,583
Guaranteed debt of unconsolidated affiliate	2,495	2,495
	1,862,328	1,878,528
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(86,595)	(34,975)
Less: guaranteed debt	(35,778)	(35,078)
Long-term debt of OSI Restaurant Partners, LLC	$1,739,955	$1,808,475

On June 14, 2007, in connection with the Merger, the Company entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000 and consist of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The $1,310,000,000 term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  The Company will be required to prepay outstanding term loans, subject to certain exceptions, with:

▪	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;
▪
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $50,000,000 for the fiscal year ended December 31, 2007 or $75,000,000 for each subsequent fiscal year, if its rent-adjusted leverage ratio exceeds a certain minimum threshold;

▪	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and
▪	100% of the net proceeds of any incurrence of debt, excluding permitted debt issuances.

Additionally, the Company will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  Since there were no loans outstanding under the pre-funded revolving credit facility at December 31, 2007, the Company was not required to make any repayments under the pre-funded revolving credit facility in 2008.  In April 2008, the Company funded its capital expenditure account with $90,018,000 for the year ended December 31, 2007 using its “annual true cash flow.”  This funding allows the Company to maintain its required deposit amount, as specified in the credit agreement.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,253,450,000 and $1,260,000,000 at June 30, 2008 and December 31, 2007, respectively.  The Company has classified $75,000,000 of its term loans as current at June 30, 2008 due to its prepayment requirements.

In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of its term loan.  The Company paid and recorded $749,000 of interest expense for the six months ended June 30, 2008 as a result of the quarterly expiration of the collar’s option pairs.  The Company records any marked-to-market changes in the fair value of its derivative instruments in earnings in the period of change in accordance with SFAS No. 133.  The Company included $3,746,000 and $5,357,000 in the line item “Accrued expenses” in its Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively, and included $12,459,000 of interest income and $10,848,000 of interest expense in the line item “Interest expense” in its Consolidated Statement of Operations for the six months ended June 30, 2008 for the effects of its interest rate collar.  A SFAS No. 157 credit valuation adjustment of $395,000 decreased the liability recorded as of June 30, 2008 (see Note 5).

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013.  There were no loans outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007; however, $53,040,000 and $49,540,000, respectively, of the credit facility was not available for borrowing as (i) $28,540,000 and $25,040,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants and (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once the Company fully utilizes $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At June 30, 2008 and December 31, 2007, $28,039,000 and $29,002,000 of restricted cash remains available for capital expenditures, and no draws are outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

The obligations under the Company’s senior secured credit facilities are guaranteed by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts (the “Guarantors”) and by OSI HoldCo, Inc. (the Company’s direct owner and a wholly-owned subsidiary of the Company’s Ultimate Parent) and, subject to the conditions described below, are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Guarantors and OSI HoldCo, Inc., in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of substantially all of the Company’s domestic wholly-owned subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries that are directly owned by the Company, OSI HoldCo, Inc., or a Guarantor.  Also, the Company is required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to the Company’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Company’s consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Company-wide consolidated EBITDA.

On June 14, 2007, the Company issued senior notes in an aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., a wholly-owned subsidiary, as co-issuer (“Co-Issuer”), Wells Fargo Bank, National Association, as trustee, and the Guarantors.  Proceeds from the issuance of the notes were used to finance the Merger, and the notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

As of June 30, 2008 and December 31, 2007, all of the Company’s consolidated subsidiaries were restricted subsidiaries.  The notes are initially guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility (see Note 12).  The notes are general, unsecured senior obligations of the Company, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The notes are effectively subordinated to all of the Company’s, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The notes are senior in right of payment to all of the Company’s, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

The Company filed a Registration Statement on Form S-4 (which became effective on June 2, 2008) for an exchange offer relating to its senior notes.  As a result, the Company is required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

On June 13, 2008, the Company renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($11,501,000 at June 30, 2008 and $12,790,000 at December 31, 2007) to finance development of its restaurants in South Korea.  The line bears interest at 1.50% and 0.80% over the Korean Stock Exchange three-month certificate of deposit rate (6.86% and 6.48% at June 30, 2008 and December 31, 2007, respectively).  The line matures June 13, 2009.  There were no draws outstanding on this line of credit as of June 30, 2008 and December 31, 2007.

On June 13, 2008, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,792,000 at June 30, 2008 and $5,329,000 at December 31, 2007).  The line bears interest at 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (6.51% at June 30, 2008 and 6.83% at December 31, 2007) and matures June 12, 2009.  There were no draws outstanding on this line of credit as of June 30, 2008 and December 31, 2007.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit matures in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.  The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At June 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was approximately $33,283,000 and $32,583,000, respectively, and is included in the Company’s Consolidated Balance Sheets. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur requiring the Company to perform under the guarantee obligation, it has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement. The Company is not the primary obligor on the line of credit and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee.

The consolidated financial statements include the accounts and operations of the Roy’s consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of the Company’s controlling financial interest in this venture, it is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ (loss) income.” All material intercompany balances and transactions have been eliminated.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants.  The line of credit originally expired in December 2004 and was renewed three times with a termination date in April 2009. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At June 30, 2008 and December 31, 2007, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, the Company would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in the Company’s favor. These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify it against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

The Company is a partial guarantor of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”).  Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities.  Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022.  The bonds have a put feature that allows the lenders to require full payment of the debt on or after June 2011.  At June 30, 2008 and December 31, 2007, the outstanding balance on the bonds was approximately $63,300,000, and the Company’s guarantee was $17,585,000.  The Company’s guarantee will proportionally decrease as payments are made on the bonds.

As part of the guarantee, the Company and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio.  The Company is obligated to contribute 27.78% of such amounts.  Speedway has not yet reached its operating break-even point.  Since the initial investment, the Company has increased its investment by making additional working capital contributions and subordinated loans to this affiliate in payments totaling $7,636,000.  Of this amount, the Company made subordinated loans of $2,133,000 during 2007.  The Company did not make any working capital contributions or subordinated loans to this affiliate during the six months ended June 30, 2008, but it received a subordinated loan request of $1,067,000 in May 2008.  The Company made this payment subsequent to the end of the second quarter.

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

In May 2008, Speedway entered into an asset purchase agreement with Speedway Motorsports, Inc. (“Motorsports”), a Delaware corporation.  In accordance with the terms of the agreement, Speedway’s assets and liabilities will be sold to Motorsports for a purchase price equal to a $10,000 non-refundable deposit, the assumption of Speedway’s debt and a $7,500,000 note payable of 60 equal $125,000 monthly installments. Additionally, Speedway will receive a contingent payment of $7,500,000 (also payable in 60 equal monthly installments) if the existing sales tax rebate program is extended by the legislature for an additional 20 years and a Sprint Cup Race is scheduled at the Kentucky Speedway. The sale of Speedway is expected to close in the fourth quarter of 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea.  The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of each of June 30, 2008 and December 31, 2007.  Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000, respectively, as of each of June 30, 2008 and December 31, 2007.  If the Company were required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $3,000,000 and $2,800,000, respectively.  The Company has considered these guarantees and accounted for them in accordance with FIN 45.  The Company has various depository and banking relationships with the lender.

The Company’s contractual debt guarantees as of June 30, 2008 are summarized in the table below (in thousands):

	MAXIMUM	AMOUNT
	AVAILABILITY	OUTSTANDING	CARRYING
	OF DEBT	UNDER DEBT	AMOUNT OF
	GUARANTEES	GUARANTEES	LIABILITIES
T-Bird Nevada, LLC	$35,000	$33,283	$33,283
RY-8, Inc.	24,500	24,500	-
Kentucky Speedway, LLC	17,585	17,585	2,495
Korean landlords	4,200	4,200	-
	$81,285	$79,568	$35,778

10.           Comprehensive (Loss) Income and Foreign Currency Translation and Transactions

Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments.  Total comprehensive (loss) income for the three months ended June 30, 2008 and the periods from April 1 to June 14, 2007 and June 15 to June 30, 2007 was ($179,607,000), ($9,907,000) and $972,000, respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($2,942,000), $242,000 and $832,000, respectively.

Total comprehensive (loss) income for the six months ended June 30, 2008 and the periods from January 1 to June 14, 2007 and June 15 to June 30, 2007 was ($193,133,000), $16,507,000 and $972,000, respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($6,771,000), ($954,000) and $832,000, respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of June 30, 2008 and December 31, 2007.

Foreign currency transaction gains and losses are recorded in “Other expense, net” in the Company’s Consolidated Statements of Operations and included a net loss of $3,805,000 for the three and six months ended June 30, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.

As of June 30, 2008 and December 31, 2007, the Company had $17,207,000 and $18,463,000, respectively, of unrecognized tax benefits ($11,403,000 and $13,202,000, respectively, in “Other long-term liabilities” and $5,804,000 and $5,261,000, respectively, in “Accrued expenses”).  Of these amounts, $14,544,000 and $14,813,000, respectively, if recognized, would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets and the federal tax benefit of state income tax items.

The Company’s liability for unrecognized tax benefits decreased by $173,000 during the three months ended June 30, 2008 as a result of settlements of state tax contingencies with state tax authorities.  The Company’s liability for unrecognized tax benefits decreased by $1,256,000 during the six months ended June 30, 2008 as a result of lapses in the applicable statutes of limitations and settlements of state tax contingencies with state tax authorities.  This decrease was partially offset by an increase for tax positions taken during a prior period.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will significantly decrease by approximately $6,700,000 to $7,400,000 within the next twelve months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2007. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 2000 through 2007.

As of June 30, 2008 and December 31, 2007, the Company accrued $5,281,000 and $4,489,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its benefit from income taxes and recognized related expense of $423,000 and $550,000 for the three and six months ended June 30, 2008, respectively, and expense of $259,000, $703,000 and $39,000 for the periods from April 1 to June 14, 2007, January 1 to June 14, 2007 and June 15, to June 30, 2007, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of FIN 48, and it has not changed since the adoption of FIN 48.

The benefit from income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the second quarter of 2008 was 7.7% compared to 61.0% and 168.1% for the periods from April 1 to June 14, 2007 and from June 15 to June 30, 2007, respectively.  The decrease in the effective income tax rate is primarily due to the $161,589,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of the Company stock.  The effective income tax rate was unusually high for the period from June 15 to June 30, 2007 as a result of the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) at that time.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Income Taxes (continued)

The effective income tax rate for the first half of 2008 was 14.5% compared to (9.5)% and 168.1% for the periods from January 1 to June 14, 2007 and from June 15 to June 30, 2007, respectively.  The increase in the effective income tax rate for the six months ended June 30, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in the current period.  Additionally, the non-deductible goodwill impairment charge partially offset the increase in the effective income tax rate.  The decrease in the effective income tax rate for the six months ended June 30, 2008 as compared to the period from June 15 to June 30, 2007 was due to the non-deductible goodwill impairment charge and to the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) in the prior period.

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements

On June 14, 2007, in connection with the Merger, the Company issued senior notes in an aggregate principal amount of $550,000,000 under an indenture agreement. The notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts (see Note 9). All other subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

In accordance with the terms of the indenture agreement, the following unaudited condensed consolidating financial statements present the financial position, results of operations and cash flows for the periods indicated of OSI Restaurant Partners, LLC—Parent only (“OSI Parent”), OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as a co-issuer of the exchange notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to senior notes presented as an obligation of both OSI Parent and OSI Co-Issuer, investments in subsidiaries, and intercompany balances and transactions.

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$12,192	$-	$31,603	$36,175	$-	$79,970
Current portion of restricted cash	-	-	4,246	-	-	4,246
Inventories	34,911	-	31,045	17,612	-	83,568
Deferred income tax assets	25,748	-	1,330	(17)	-	27,061
Other current assets	25,180	-	28,234	27,214	-	80,628
Total current assets	98,031	-	96,458	80,984	-	275,473
Restricted cash	30,184	-	-	-	-	30,184
Property, fixtures and equipment, net	33,518	-	721,698	415,260	-	1,170,476
Investments in and advances to
unconsolidated affiliates, net	899	-	-	27,168	-	28,067
Investments in Subsidiaries	118,250	-	1,782	-	(120,032)	-
Due from (to) Subsidiaries	2,571,483	-	(614,278)	29,819	(1,987,024)	-
Goodwill	-	-	557,313	341,627	-	898,940
Intangible assets, net	-	-	516,031	184,935	-	700,966
Other assets, net	151,302	-	21,287	52,246	-	224,835
Notes receivable collateral for
franchisee guarantee	-	-	-	33,150	-	33,150
Total assets	$3,003,667	$-	$1,300,291	$1,165,189	$(2,107,056)	$3,362,091

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND UNITHOLDER’S
EQUITY
Current Liabilities
Accounts payable	$4,653	$-	$67,845	$41,330	$-	$113,828
Sales taxes payable	31	-	10,741	4,000	-	14,772
Accrued expenses	39,436	-	74,771	24,676	-	138,883
Current portion of accrued
buyout liability	-	-	9,446	3,973	-	13,419
Unearned revenue	184	-	94,953	31,346	-	126,483
Income taxes payable	-	-	-	1,342	-	1,342
Current portion of long-term debt	75,000	-	9,982	1,613	-	86,595
Current portion of guaranteed debt	-	-	-	33,283	-	33,283
Total current liabilities	119,304	-	267,738	141,563	-	528,605
Partner deposit and accrued
buyout liability	-	-	87,904	30,477	-	118,381
Deferred rent	914	-	23,105	13,398	-	37,417
Deferred income tax liability	103,301	-	159,576	(6,968)	-	255,909
Long-term debt	1,728,450	550,000	9,608	1,897	(550,000)	1,739,955
Guaranteed debt	2,495	-	-	-	-	2,495
Accumulated losses in Subsidiaries in
excess of investment	211,057	-	-	462	(211,519)	-
Due to (from) Subsidiaries	297,842	-	591,564	1,097,618	(1,987,024)	-
Other long-term liabilities, net	143,322	-	78,882	29,671	-	251,875
Total liabilities	2,606,685	550,000	1,218,377	1,308,118	(2,748,543)	2,934,637
Minority interests in consolidated
entities	-	-	-	30,472	-	30,472
Unitholder’s Equity
Additional paid-in capital	641,847	(550,000)	-	-	550,000	641,847
(Accumulated deficit) retained earnings	(235,894)	-	81,914	(164,430)	82,516	(235,894)
Accumulated other comprehensive
(loss) income	(8,971)	-	-	(8,971)	8,971	(8,971)
Total unitholder’s equity	396,982	(550,000)	81,914	(173,401)	641,487	396,982
	$3,003,667	$-	$1,300,291	$1,165,189	$(2,107,056)	$3,362,091

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$-	$-	$148,005	$84,562	$(61,463)	$171,104
Current portion of restricted cash	4,006	-	-	-	-	4,006
Inventories	31,870	-	31,585	17,581	-	81,036
Deferred income tax assets	23,554	-	1,081	(17)	-	24,618
Other current assets	40,468	-	23,616	22,065	-	86,149
Total current assets	99,898	-	204,287	124,191	(61,463)	366,913
Restricted cash	32,237	-	-	-	-	32,237
Property, fixtures and equipment, net	34,168	-	776,847	434,230	-	1,245,245
Investments in and advances to
unconsolidated affiliates, net	2,116	-	-	24,096	-	26,212
Investments in Subsidiaries	40,212	-	1,022	260	(41,494)	-
Due from (to) Subsidiaries	2,838,305	-	451,007	8,402	(3,297,714)	-
Goodwill	-	-	559,532	500,997	-	1,060,529
Intangible assets, net	-	-	524,277	192,354	-	716,631
Other assets, net	143,999	-	20,893	58,350	-	223,242
Notes receivable collateral for
franchisee guarantee	-	-	-	32,450	-	32,450
Total assets	$3,190,935	$-	$2,537,865	$1,375,330	$(3,400,671)	$3,703,459

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND UNITHOLDER’S
EQUITY
Current Liabilities
Accounts payable	$6,058	$-	$87,916	$61,949	$-	$155,923
Bank overdraft payable	61,463	-	-	-	(61,463)	-
Sales taxes payable	28	-	13,589	4,972	-	18,589
Accrued expenses	36,050	-	68,704	31,623	-	136,377
Current portion of accrued
buyout liability	-	-	9,081	2,712	-	11,793
Unearned revenue	184	-	155,998	40,116	-	196,298
Income taxes payable	-	-	-	2,803	-	2,803
Current portion of long-term debt	30,925	-	2,705	1,345	-	34,975
Current portion of guaranteed debt	-	-	-	32,583	-	32,583
Total current liabilities	134,708	-	337,993	178,103	(61,463)	589,341
Partner deposit and accrued
buyout liability	3,339	-	89,462	29,937	-	122,738
Deferred rent	735	-	12,709	7,972	-	21,416
Deferred income tax liability	137,698	-	159,573	(5,562)	-	291,709
Long-term debt	1,796,900	550,000	9,294	2,281	(550,000)	1,808,475
Guaranteed debt	2,495	-	-	-	-	2,495
Due to (from) Subsidiaries	377,284	-	1,823,638	1,096,792	(3,297,714)	-
Other long-term liabilities, net	138,384	-	70,107	24,540	-	233,031
Total liabilities	2,591,543	550,000	2,502,776	1,334,063	(3,909,177)	3,069,205
Minority interests in consolidated
entities	-	-	-	34,862	-	34,862
Unitholder’s Equity
Additional paid-in capital	641,647	(550,000)	-	-	550,000	641,647
(Accumulated deficit) retained earnings	(40,055)	-	35,089	8,605	(43,694)	(40,055)
Accumulated other comprehensive
(loss) income	(2,200)	-	-	(2,200)	2,200	(2,200)
Total unitholder’s equity	599,392	(550,000)	35,089	6,405	508,506	599,392
	$3,190,935	$-	$2,537,865	$1,375,330	$(3,400,671)	$3,703,459

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	THREE MONTHS ENDED JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$736,758	$274,023	$-	$1,010,781
Other revenues	-	-	4,324	1,403	-	5,727
Total revenues	-	-	741,082	275,426	-	1,016,508
Costs and expenses
Cost of sales	386	-	262,951	91,841	-	355,178
Labor and other related	(26)	-	204,630	77,934	-	282,538
Other restaurant operating	-	-	191,836	70,561	-	262,397
Depreciation and amortization	590	-	29,766	16,634	-	46,990
General and administrative	11,741	-	24,411	18,154	-	54,306
Provision for impaired assets
and restaurant closings	-	-	9,347	176,170	-	185,517
Loss (income) from operations
of unconsolidated affiliates	411	-	-	(2,779)	-	(2,368)
Total costs and expenses	13,102	-	722,941	448,515	-	1,184,558
(Loss) income from operations	(13,102)	-	18,141	(173,089)	-	(168,050)
Equity in (losses) earnings of subsidiaries	(157,850)	-	424	(421)	157,847	-
Other income (expense), net	-	-	20	(3,825)	-	(3,805)
Interest income	2,190	-	563	1,056	(2,149)	1,660
Interest expense	(21,439)	-	(1,673)	(997)	2,149	(21,960)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' loss	(190,201)	-	17,475	(177,276)	157,847	(192,155)
(Benefit) provision for income taxes	(13,536)	-	416	(1,631)	-	(14,751)
(Loss) income before minority interest in
consolidated entities' loss	(176,665)	-	17,059	(175,645)	157,847	(177,404)
Minority interest in consolidated
entities' loss	-	-	-	(739)	-	(739)
Net (loss) income	$(176,665)	$-	$17,059	$(174,906)	$157,847	$(176,665)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	SIX MONTHS ENDED JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,509,985	$565,097	$-	$2,075,082
Other revenues	-	-	7,436	3,472	-	10,908
Total revenues	-	-	1,517,421	568,569	-	2,085,990
Costs and expenses
Cost of sales	386	-	538,451	189,221	-	728,058
Labor and other related	(2,437)	-	419,278	160,198	-	577,039
Other restaurant operating	-	-	376,309	144,706	-	521,015
Depreciation and amortization	1,292	-	59,782	32,967	-	94,041
General and administrative	26,622	-	60,287	39,571	-	126,480
Provision for impaired assets
and restaurant closings	-	-	13,339	175,842	-	189,181
Loss (income) from operations
of unconsolidated affiliates	1,204	-	-	(4,449)	-	(3,245)
Total costs and expenses	27,067	-	1,467,446	738,056	-	2,232,569
(Loss) income from operations	(27,067)	-	49,975	(169,487)	-	(146,579)
Equity in (losses) earnings of subsidiaries	(126,247)	-	759	(722)	126,210	-
Other expense, net	-	-	-	(3,805)	-	(3,805)
Interest income	4,590	-	1,142	2,091	(5,376)	2,447
Interest expense	(68,893)	-	(4,239)	(2,031)	5,376	(69,787)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(217,617)	-	47,637	(173,954)	126,210	(217,724)
(Benefit) provision for income taxes	(31,255)	-	812	(1,039)	-	(31,482)
(Loss) income before minority interest in
consolidated entities' income	(186,362)	-	46,825	(172,915)	126,210	(186,242)
Minority interest in consolidated
entities' income	-	-	-	120	-	120
Net (loss) income	$(186,362)	$-	$46,825	$(173,035)	$126,210	$(186,362)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO JUNE 30, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$151,497	$47,166	$-	$198,663
Other revenues	-	-	677	158	-	835
Total revenues	-	-	152,174	47,324	-	199,498
Costs and expenses
Cost of sales	-	-	53,897	15,784	-	69,681
Labor and other related	202	-	42,459	12,658	-	55,319
Other restaurant operating	-	-	38,204	10,526	-	48,730
Depreciation and amortization	249	-	5,162	2,447	-	7,858
General and administrative	2,185	-	6,688	2,415	-	11,288
Provision for impaired assets
and restaurant closings	-	-	750	14	-	764
Income from operations
of unconsolidated affiliates	(158)	-	(5)	(200)	-	(363)
Total costs and expenses	2,478	-	147,155	43,644	-	193,277
(Loss) income from operations	(2,478)	-	5,019	3,680	-	6,221
Equity in earnings (losses) of subsidiaries	7,721	-	1,786	184	(9,691)	-
Interest income	1,008	-	77	203	(418)	870
Interest expense	(7,489)	-	(397)	(196)	418	(7,664)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(1,238)	-	6,485	3,871	(9,691)	(573)
(Benefit) provision for income taxes	(1,378)	-	31	384	-	(963)
Income (loss) before minority interest in
consolidated entities' income	140	-	6,454	3,487	(9,691)	390
Minority interest in consolidated
entities' income	-	-	20	230	-	250
Net income (loss)	$140	$-	$6,434	$3,257	$(9,691)	$140

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)
	PERIOD FROM APRIL 1, 2007 TO JUNE 14, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$626,588	$228,738	$-	$855,326
Other revenues	-	-	3,155	1,540	-	4,695
Total revenues	-	-	629,743	230,278	-	860,021
Costs and expenses
Cost of sales	-	-	229,092	76,215	-	305,307
Labor and other related	7,813	-	175,128	64,684	-	247,625
Other restaurant operating	-	-	144,782	57,709	-	202,491
Depreciation and amortization	592	-	22,470	10,780	-	33,842
General and administrative	44,707	-	29,110	17,090	-	90,907
Provision for impaired assets
and restaurant closings	-	-	3,230	4	-	3,234
Loss (income) from operations
of unconsolidated affiliates	542	-	31	(589)	-	(16)
Total costs and expenses	53,654	-	603,843	225,893	-	883,390
(Loss) income from operations	(53,654)	-	25,900	4,385	-	(23,369)
Equity in earnings (losses) of subsidiaries	12,002	-	(1,041)	82	(11,043)	-
Interest income	1,644	-	489	920	(2,393)	660
Interest expense	(1,790)	-	(1,874)	(1,537)	2,393	(2,808)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(41,798)	-	23,474	3,850	(11,043)	(25,517)
(Benefit) provision for income taxes	(31,649)	-	15,687	408	-	(15,554)
(Loss) income before minority interest in
consolidated entities' income	(10,149)	-	7,787	3,442	(11,043)	(9,963)
Minority interest in consolidated
entities' income	-	-	27	159	-	186
Net (loss) income	$(10,149)	$-	$7,760	$3,283	$(11,043)	$(10,149)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)
	PERIOD FROM JANUARY 1, 2007 TO JUNE 14, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,406,275	$510,414	$-	$1,916,689
Other revenues	-	-	7,012	2,936	-	9,948
Total revenues	-	-	1,413,287	513,350	-	1,926,637
Costs and expenses
Cost of sales	-	-	512,356	169,099	-	681,455
Labor and other related	7,916	-	391,685	140,680	-	540,281
Other restaurant operating	-	-	314,617	125,928	-	440,545
Depreciation and amortization	2,153	-	49,465	23,228	-	74,846
General and administrative	58,952	-	65,143	34,052	-	158,147
Provision for impaired assets
and restaurant closings	946	-	5,823	1,761	-	8,530
Loss (income) from operations
of unconsolidated affiliates	1,733	-	106	(1,147)	-	692
Total costs and expenses	71,700	-	1,339,195	493,601	-	1,904,496
(Loss) income from operations	(71,700)	-	74,092	19,749	-	22,141
Equity in earnings (losses) of subsidiaries	51,546	-	(761)	519	(51,304)	-
Interest income	3,691	-	980	1,983	(5,093)	1,561
Interest expense	(3,750)	-	(4,237)	(3,318)	5,093	(6,212)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(20,213)	-	70,074	18,933	(51,304)	17,490
(Benefit) provision for income taxes	(37,674)	-	31,226	4,792	-	(1,656)
Income (loss) before minority interest in
consolidated entities' income	17,461	-	38,848	14,141	(51,304)	19,146
Minority interest in consolidated
entities' income	-	-	25	1,660	-	1,685
Net income (loss)	$17,461	$-	$38,823	$12,481	$(51,304)	$17,461

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	SIX MONTHS ENDED JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$23,030	$-	$(95,605)	$(12,371)	$61,463	$(23,483)

Cash flows used in investing activities:
Acquisitions of liquor licenses	-	-	(1,054)	(648)	-	(1,702)
Capital expenditures	(3,467)	-	(24,316)	(32,449)	-	(60,232)
Proceeds from the sale of property,
fixtures and equipment	-	-	9,753	-	-	9,753
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	92,956	-	1,489	-	-	94,445
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(90,451)	-	(1,720)	-	-	(92,171)
Payments from unconsolidated affiliates	13	-	-	1,477	-	1,490
Net cash used in investing activities	(949)	-	(15,848)	(31,620)	-	(48,417)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	-	-	-	310	-	310
Repayments of long-term debt	(6,550)	-	(1,531)	(709)	-	(8,790)
Proceeds from minority interest
contributions	-	-	-	446	-	446
Distributions to minority interest	-	-	-	(4,955)	-	(4,955)
(Decrease) increase in partner deposit and
accrued buyout liability	(3,339)	-	(3,418)	512	-	(6,245)
Cash flows used in financing activities	(9,889)	-	(4,949)	(4,396)	-	(19,234)
Net increase (decrease) in cash
and cash equivalents	12,192	-	(116,402)	(48,387)	61,463	(91,134)
Cash and cash equivalents at the
beginning of the period	-	-	148,005	84,562	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$12,192	$-	$31,603	$36,175	$-	$79,970

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO JUNE 30, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(1,393,127)	$-	$809,972	$613,993	$(40,469)	$(9,631)

Cash flows used in investing activities:
Maturities and sales of
investment securities	204	-	-	-	-	204
Acquisition of OSI	(835,238)	-	(1,629,833)	(627,203)	-	(3,092,274)
Proceeds from sale-leaseback
transaction	-	-	872,014	53,076	-	925,090
Capital expenditures	(52)	-	(2,299)	(7,294)	-	(9,645)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	2,935	-	-	-	-	2,935
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(120,745)	-	-	-	-	(120,745)
Net cash used in investing activities	(952,896)	-	(760,118)	(581,421)	-	(2,294,435)

Cash flows used in financing activities:
Proceeds from issuance of
long-term debt	17,825	-	-	75	-	17,900
Proceeds from the issuance of senior
secured term loan facility	1,310,000	-	-	-	-	1,310,000
Proceeds from the issuance of senior
revolving lines of credit	11,500	-	-	-	-	11,500
Proceeds from the issuance of
senior notes	550,000	-	-	-	-	550,000
Repayments of long-term debt	(136,516)	-	(43)	-	-	(136,559)
Deferred financing fees	(66,963)	-	-	-	-	(66,963)
Contributions from KHI	42,413	-	-	-	-	42,413
Proceeds from minority interest
contributions	-	-	-	202	-	202
Distributions to minority interest	-	-	(636)	(327)	-	(963)
Decrease in partner deposit and
accrued buyout liability	-	-	(1,648)	(250)	-	(1,898)
Proceeds from the issuance of
common stock	590,622	-	-	-	-	590,622
Net cash used in financing activities	2,318,881	-	(2,327)	(300)	-	2,316,254
Net (decrease) increase in cash
and cash equivalents	(27,142)	-	47,527	32,272	(40,469)	12,188
Cash and cash equivalents at the
beginning of the period	27,142	-	18,646	21,680	(24,638)	42,830
Cash and cash equivalents at the
end of the period	$-	$-	$66,173	$53,952	$(65,107)	$55,018

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)
	PERIOD FROM JANUARY 1, 2007 TO JUNE 14, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$57,765	$-	$12,760	$109,746	$(24,638)	$155,633

Cash flows used in investing activities:
Purchase of investment securities	(2,455)	-	-	-	-	(2,455)
Maturities and sales of
investment securities	2,002	-	-	-	-	2,002
Cash paid for acquisition of business,
net of cash acquired	-	-	-	(250)	-	(250)
Acquisitions of liquor licenses	-	-	(601)	(952)	-	(1,553)
Capital expenditures	(21,003)	-	(39,421)	(58,935)	-	(119,359)
Proceeds from the sale of property,
fixtures and equipment	1,948	-	-	-	-	1,948
Distributions to unconsolidated
affiliates	-	-	(86)	-	-	(86)
Net cash used in investing activities	(19,508)	-	(40,108)	(60,137)	-	(119,753)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	123,516	-	-	132	-	123,648
Repayments of long-term debt	(141,000)	-	(641)	(69,193)	-	(210,834)
Proceeds from minority interest
contributions	-	-	-	3,940	-	3,940
Distributions to minority interest	-	-	(70)	(4,509)	-	(4,579)
Decrease in partner deposit and
accrued buyout liability	-	-	(5,741)	(471)	-	(6,212)
Excess income tax benefits from
stock-based compensation	1,541	-	-	-	-	1,541
Dividends paid	(9,887)	-	-	-	-	(9,887)
Proceeds from exercise of employee
stock options	14,477	-	-	-	-	14,477
Net cash used in financing activities	(11,353)	-	(6,452)	(70,101)	-	(87,906)
Net increase (decrease) in cash
and cash equivalents	26,904	-	(33,800)	(20,492)	(24,638)	(52,026)
Cash and cash equivalents at the
beginning of the period	238	-	52,446	42,172	-	94,856
Cash and cash equivalents at the
end of the period	$27,142	$-	$18,646	$21,680	$(24,638)	$42,830

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Commitments and Contingencies

The Company’s consolidated financial statements include the accounts and operations of its Roy’s consolidated joint venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated joint venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of the Company’s controlling financial interest in this venture, it is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the consolidated statements of operations entitled “Minority interest in consolidated entities’ (loss) income.” All material intercompany balances and transactions have been eliminated.

Pursuant to the Company’s joint venture agreement for the development of Roy’s restaurants, RY-8, its joint venture partner, has the right to require the Company to purchase up to 25% of RY-8’s interests in the joint venture at any time after June 17, 2004 and up to another 25% (total 50%) of its interests in the joint venture at anytime after June 17, 2009.  The purchase price to be paid by the Company would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

The Company has made interest payments and paid line of credit renewal fees totaling approximately $1,835,000 and has made capital expenditures for additional restaurant development on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.

In January 2008, the Company entered into a premium financing agreement for its 2008 general liability and property insurance.  The agreement’s total premium balance is $3,729,000, payable in eleven monthly installments of $319,000 and one down payment of $319,000. The agreement includes interest at the rate of 5.75% per year.

Certain of the Company’s executive officers, in the event of a termination of employment by the Company without cause or a termination by the executive for good reason, will be entitled to receive as full and complete severance compensation an amount equal to the sum of (i) the base salary then in effect plus, (ii) the average of the three most recent annual bonuses paid to the executive, such severance payable in 12 equal monthly installments from the effective date of such termination, (iii) any accrued but unpaid bonus in respect of the fiscal year preceding the year in which such termination of employment occurred, (iv) continuation for one year of medical, dental and vision benefits generally available to executive officers and (v) full vesting of life insurance benefits and benefit continuation for one year following such termination.

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on the Company’s financial position or results of operations and cash flows.  In addition, the Company is subject to the following legal proceedings and actions, which depending on the outcome, which is uncertain at this time, could have a material adverse effect on the Company’s financial condition.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Commitments and Contingencies (continued)

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc. are the defendants in a class action lawsuit brought by the U.S. Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, Case No. 06-cv-1935, filed September 28, 2006) alleging that they have engaged in a pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment. In addition to the EEOC, two former employees have successfully intervened as party plaintiffs in the case. On November 3, 2007, the EEOC’s nationwide claim of gender discrimination was dismissed and the scope of the suit was limited to the states of Colorado, Wyoming and Montana. However, the Company expects the EEOC to pursue claims of gender discrimination against the Company on a nationwide basis through other proceedings. Litigation is, by its nature, uncertain both as to time and expense involved and as to the final outcome of such matters. While the Company intends to vigorously defend itself in this lawsuit, protracted litigation or unfavorable resolution of this lawsuit could have a material adverse effect on the Company’s business, results of operations or financial condition and could damage the Company’s reputation with its employees and its customers.

In April 2007, the Company was served with a putative class action complaint captioned Gerald D. Wells, Jr. et al. v. OSI Restaurant Partners, Inc., Case No. 07-1431, that was filed in the United States District Court for the District of Pennsylvania alleging violations of the Fair and Accurate Credit Transactions Act, or FACTA, on behalf of customers of Carrabba’s Italian Grill. In June 2007, a putative class action complaint captioned David Sochin v. OSI Restaurant Partners, Inc., Case No. 07-02228 was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of FACTA on behalf of customers of Fleming’s Prime Steakhouse and Wine Bar. In addition, the Company had previously been provided with a copy of a putative class action complaint captioned Saunders v. Roy’s Family of Restaurants, Inc., Case No. SACV07-164 CJC (ANx), that was filed in the United States District Court for the Central District of California alleging violations of FACTA on behalf of customers of Roy’s restaurants; an amended complaint in that suit was served in May 2007, naming Roy’s/Woodland Hills-I, Limited Partnership and Outback Steakhouse of Florida, Inc. as defendants in place of Roy’s Family of Restaurants, Inc. Outback Steakhouse of Florida, Inc. has been dismissed from the Saunders suit, leaving Roy’s/Woodland Hills-I, Limited Partnership as the only defendant. The issue of whether class certification is proper under the circumstances presented by the Saunders case is now pending before the U. S. Court of Appeals for the Ninth Circuit. The Company has obtained a stay of the Saunders case pending the decision of the Ninth Circuit Court of Appeals, at which time the District Court will review the status of any appellate decision. As the appellate decision has not yet been issued, the Company has requested an extension of the stay, which was due to expire on April 15, 2008. The Company has also been served in a putative class action complaint captioned Stephen Troy et al. v. Carrabba’s Italian Grill, Inc., Case No. 07-CV-4329 that was filed in the United States District Court for the Northern District of Illinois. The Troy case alleges violations of FACTA on behalf of Illinois residents only. On August 31, 2007, a putative class action complaint captioned Lauren C. Hughes and Anthony Pasquarello et al. v. OSI Restaurant Partners, Inc. d/b/a Outback Steakhouse and Does 1 through 10, inclusive, was filed in the United States District Court for the Western District of Pennsylvania alleging violations of FACTA on behalf of customers of Outback Steakhouse.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Commitments and Contingencies (continued)

FACTA restricts, among other things, the credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. Each suit alleges that the defendants violated a provision of FACTA by including more information on the electronically printed credit and debit card receipts provided to customers than is permitted under FACTA. Each complaint seeks monetary damages, including statutory damages, punitive damages, attorneys’ fees and injunctive relief. These lawsuits are among a number of lawsuits with similar allegations that have been filed recently against large retailers and foodservice operators, among others, as a result of the implementation of FACTA, which became fully effective as of December 4, 2006. On February 20, 2008, the Company received an order granting its motion to consolidate the Wells, Sochin, Hughes and Troy cases before a single judge. These four cases are now deemed consolidated for all pre-trial purposes.

On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 (the “Act”) was signed into law. The Act provides that entities that printed an expiration date on credit and debit card receipts and truncated the credit or debit card number were not in willful non-compliance with FACTA and therefore are not liable for statutory damages. As a result of the Act, the Company does not believe any of the FACTA lawsuits described above will have a material adverse effect on the Company’s financial condition.

On February 21, 2008, a purported class action complaint captioned Ervin, et al. v. OS Restaurant Services, Inc. was filed in the U.S. District Court, Northern District of Illinois (Case No.: 08-C-1091). This lawsuit alleges violations of state and federal wage and hour law in connection with tipped employees and overtime compensation and seeks relief in the form of unspecified back pay and attorney fees. It alleges a class action under state law and a collective action under federal law. While the Company intends to vigorously defend itself, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

One of the Company’s subsidiaries received a notice of proposed assessment of employment taxes in March 2008 from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to the Company’s general manager partners, chef partners, and area operating partners who hold partnership interests in limited partnerships with Company affiliates should have been treated as wages and subjected to employment taxes. The Company believes that it has complied and continues to comply with the law pertaining to the proper federal tax treatment of partner distributions.  In May 2008, the Company filed a protest of the proposed employment tax assessment. Because the Company is at a preliminary stage of the administrative process for resolving disputes with the IRS, it cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of this process. If the IRS examiner’s position were to be sustained, the additional employment taxes and other amounts that would be assessed would be material.

 OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Related Parties

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees of $2,275,000 and $4,550,000 for the three and six months ended June 30, 2008, respectively, and $424,000 for the period from June 15 to June 30, 2007 were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

In October 2007, the Company entered into an agreement in principle to sell the majority of its interest in its Lee Roy Selmon’s concept to an investor group led by Lee Roy Selmon and Peter Barli, President of the concept. The agreement in principle has expired, and the Company is no longer in discussions with this investor group.

In February 2008, the Company purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in its Outback Steakhouse catering operations from one of its area operating partners for $3,615,000. In April 2008, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from the Company to its direct owner, OSI HoldCo, Inc., which is recorded as a receivable in the line item “Other current assets” in the Company’s Consolidated Balance Sheet at June 30, 2008.  In July 2008, OSI HoldCo, Inc. repaid the loan.

On June 14, 2008, 941,512 shares of KHI restricted stock issued to four of the Company’s officers and other members of management vested. In accordance with the terms of the Employee Rollover Agreement and the Restricted Stock Agreement, KHI loaned approximately $2,067,000 to these individuals in July 2008 for their personal income tax obligations that resulted from the vesting.  The loans are full recourse and are collateralized by the shares of KHI restricted stock that vested.

15.           Subsequent Events

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also board members of the Company and of KHI.  In conjunction with the sale of the aircraft, the Company entered into a lease agreement with Billabong in which the Company may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, the Company must supply its own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft will be deferred and recognized ratably over a five-year period.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.

Overview

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, more than 1,475 system-wide restaurants and revenues for Company-owned restaurants exceeding $1.9 billion for the period from January 1 to June 14, 2007 and $2.2 billion for the period from June 15 to December 31, 2007. We operate in all 50 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises. Our primary concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  Our other non-core concepts include Roy’s, Cheeseburger in Paradise, Lee Roy Selmon’s and Blue Coral, and our long-range plan is to exit these non-core concepts.  However, we do not have an established timeframe for these exits.

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

Promotion of our Outback Steakhouse and Carrabba’s Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and newer brands. We now offer “off the menu” daily specials at our Outback Steakhouses.  These specials reflect a range of entrées and price points, and we believe they provide new reasons for customers to come back to Outback Steakhouse more often.  We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers an experience that we believe reaches beyond the existing interpretation of Australia and the Outback in our restaurants, and it is expressed in updated fabrics, textures, art, lighting, props and murals. Our advertising spending is targeted to promote and maintain brand image and develop consumer awareness. We strive to increase sales through excellence in execution. Our marketing strategy of getting people to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

OSI Restaurant Partners, LLC
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

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new restaurants, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under the senior notes.

Items Affecting Comparability

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI, which is controlled by an investor group comprised of affiliates of Bain Capital and Catterton, our Founders and certain members of management for $40.00 per share in cash.  On May 21, 2007, this agreement was amended to increase the Merger Consideration to $41.15 per share in cash, payable to all shareholders except our Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.

The accompanying consolidated financial statements are presented for two periods: “Predecessor” and “Successor,” which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The operations of OSI Restaurant Partners, Inc. are referred to for the Predecessor period and the operations of OSI Restaurant Partners, LLC are referred to for the Successor period.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean (a) prior to the Merger, OSI Restaurant Partners, Inc. and (b) after the Merger, OSI Restaurant Partners, LLC.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability (continued)

Our assets and liabilities were assigned values, part carryover basis pursuant to EITF No. 88-16, and part fair value, similar to a step acquisition, pursuant to EITF No. 90-12.  As a result, there were zero retained earnings and accumulated depreciation after the allocation was made.  Depreciation and amortization are higher in the Successor period due to these fair value assessments resulting in increases to the carrying value of property, plant and equipment and intangible assets.

Interest expense has increased substantially in the Successor period in connection with our new financing arrangements.  These arrangements include the issuance of senior notes in an aggregate principal amount of $550,000,000 and senior secured credit facilities with a syndicate of institutional lenders and financial institutions. The senior secured credit facilities provide for senior secured financing of up to $1,560,000,000 and consist of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

Merger expenses of approximately $27,036,000, $33,174,000 and $397,000 for the periods from April 1 to June 14, 2007, January 1 to June 14, 2007 and June 15 to June 30, 2007, respectively, management fees of $2,275,000 and $4,550,000 for the three and six months ended June 30, 2008, respectively, and management fees of approximately $424,000 for the period from June 15 to June 30, 2007 were included in General and administrative expenses in our Consolidated Statements of Operations and reflect primarily the professional service costs incurred in connection with the Merger and the management services provided by our Management Company (see “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties at fair market value to our newly-formed sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (“Master Lessee”), our wholly-owned subsidiary, under a market rate master lease.  In accordance with SFAS No. 98, the sale at fair market value to PRP and subsequent leaseback by Master Lessee qualified for sale-leaseback accounting treatment and no gain or loss was recorded.  The market rate master lease is a triple net lease with a 15-year term.  The sale of substantially all of our domestic wholly-owned restaurant properties to PRP and entry into the market rate master lease and the underlying subleases resulted in operating leases for us and is referred to as the “PRP Sale-Leaseback Transaction.”  Rent expense has increased substantially in the Successor period in connection with the PRP Sale-Leaseback Transaction since these properties were previously owned.

We identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as we had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, we had to notify PRP of the intent to repurchase such properties at the original purchase price.  We included approximately $17,825,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2007. The lease payments made pursuant to the lease agreement were treated as interest expense until the requirements for sale-leaseback treatment were achieved or we notified PRP of the intent to repurchase the properties.  As of June 30, 2008, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  We were required to notify PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and have 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  Since the payment was not required to be made as of June 30, 2008, we included $6,450,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in our Consolidated Balance Sheet at June 30, 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth our combined, consolidated results of operations for the three and six months ended June 30, 2007.  The three and six months ended June 30, 2007 include the results of operations for the period from April 1, 2007 to June 14, 2007 and for the period from January 1, 2007 to June 14, 2007, respectively, of the Predecessor and the results of operations for the period from June 15, 2007 to June 30, 2007 of the Successor on a combined basis.

Although this presentation does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”), we believe it provides a meaningful method of comparing the current period to the prior period that includes both Predecessor and Successor results.  The combined information is the result of adding the Successor and Predecessor columns and does not include any pro forma assumptions or adjustments.

The following table presents our consolidated results of operations for the periods from April 1, 2007 to June 14, 2007 (Predecessor) and June 15, 2007 to June 30, 2007 (Successor) and the combination of the results of these periods (in thousands):

			NON-GAAP
			COMBINED
			PREDECESSOR/
	PREDECESSOR	SUCCESSOR	SUCCESSOR
	PERIOD	PERIOD	THREE
	FROM	FROM	MONTHS
	APRIL 1 to	JUNE 15 to	ENDED
	JUNE 14,	JUNE 30,	JUNE 30,
	2007	2007	2007
Revenues
Restaurant sales	$855,326	$198,663	$1,053,989
Other revenues	4,695	835	5,530
Total revenues	860,021	199,498	1,059,519
Costs and expenses
Cost of sales	305,307	69,681	374,988
Labor and other related	247,625	55,319	302,944
Other restaurant operating	202,491	48,730	251,221
Depreciation and amortization	33,842	7,858	41,700
General and administrative	90,907	11,288	102,195
Provision for impaired assets and restaurant closings	3,234	764	3,998
Income from operations of unconsolidated affiliates	(16)	(363)	(379)
Total costs and expenses	883,390	193,277	1,076,667
(Loss) income from operations	(23,369)	6,221	(17,148)
Interest income	660	870	1,530
Interest expense	(2,808)	(7,664)	(10,472)
Loss before benefit from income taxes and
minority interest in consolidated entities' income	(25,517)	(573)	(26,090)
Benefit from income taxes	(15,554)	(963)	(16,517)
(Loss) income before minority interest in
consolidated entities' income	(9,963)	390	(9,573)
Minority interest in consolidated entities' income	186	250	436
Net (loss) income	$(10,149)	$140	$(10,009)

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following table presents our consolidated results of operations for the periods from January 1, 2007 to June 14, 2007 (Predecessor) and June 15, 2007 to June 30, 2007 (Successor) and the combination of the results of these periods (in thousands):

			NON-GAAP
			COMBINED
			PREDECESSOR/
	PREDECESSOR	SUCCESSOR	SUCCESSOR
	PERIOD	PERIOD	SIX
	FROM	FROM	MONTHS
	JANUARY 1 to	JUNE 15 to	ENDED
	JUNE 14,	JUNE 30,	JUNE 30,
	2007	2007	2007
Revenues
Restaurant sales	$1,916,689	$198,663	$2,115,352
Other revenues	9,948	835	10,783
Total revenues	1,926,637	199,498	2,126,135
Costs and expenses
Cost of sales	681,455	69,681	751,136
Labor and other related	540,281	55,319	595,600
Other restaurant operating	440,545	48,730	489,275
Depreciation and amortization	74,846	7,858	82,704
General and administrative	158,147	11,288	169,435
Provision for impaired assets and restaurant closings	8,530	764	9,294
Loss (income) from operations of unconsolidated affiliates	692	(363)	329
Total costs and expenses	1,904,496	193,277	2,097,773
Income from operations	22,141	6,221	28,362
Interest income	1,561	870	2,431
Interest expense	(6,212)	(7,664)	(13,876)
Income (loss) before benefit from income taxes and
minority interest in consolidated entities' income	17,490	(573)	16,917
Benefit from income taxes	(1,656)	(963)	(2,619)
Income before minority interest in
consolidated entities' income	19,146	390	19,536
Minority interest in consolidated entities' income	1,685	250	1,935
Net income	$17,461	$140	$17,601

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

		NON-GAAP		NON-GAAP
		COMBINED		COMBINED
		PREDECESSOR/		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR
	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007
Revenues
Restaurant sales	99.4%	99.5%	99.5%	99.5%
Other revenues	0.6	0.5	0.5	0.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	35.1	35.6	35.1	35.5
Labor and other related (1)	28.0	28.7	27.8	28.2
Other restaurant operating (1)	26.0	23.8	25.1	23.1
Depreciation and amortization	4.6	3.9	4.5	3.9
General and administrative	5.3	9.6	6.1	8.0
Provision for impaired assets and restaurant closings	18.3	0.4	9.1	0.4
(Income) loss from operations of unconsolidated affiliates	(0.2)	(* )	(0.2)	*
Total costs and expenses	116.5	101.6	107.0	98.7
(Loss) income from operations	(16.5)	(1.6)	(7.0)	1.3
Other expense, net	(0.4)	-	(0.2)	-
Interest income	0.2	0.1	0.1	0.1
Interest expense	(2.2)	(1.0)	(3.3)	(0.6)
(Loss) income before benefit from income taxes and
minority interest in consolidated entities' (loss) income	(18.9)	(2.5)	(10.4)	0.8
Benefit from income taxes	(1.4)	(1.6)	(1.5)	(0.1)
(Loss) income before minority interest in
consolidated entities' (loss) income	(17.5)	(0.9)	(8.9)	0.9
Minority interest in consolidated entities' (loss) income	(0.1)	*	*	0.1
Net (loss) income	(17.4)%	(0.9)%	(8.9)%	0.8%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 3.6% and 1.5% for the three and six months ended June 30, 2008, respectively, compared with the corresponding period in 2007.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

		NON-GAAP		NON-GAAP
		COMBINED		COMBINED
		PREDECESSOR/		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR
	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouses
Domestic	$553	$582	$1,136	$1,174
International	72	78	156	163
Total	625	660	1,292	1,337
Carrabba's Italian Grills	175	182	360	362
Bonefish Grills	101	94	201	185
Fleming's Prime Steakhouse and Wine Bars	54	54	112	110
Other restaurants	56	64	110	121
Total Company-owned restaurant sales	$1,011	$1,054	$2,075	$2,115

OSI Restaurant Partners, LLC
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

These sales do not represent sales of OSI Restaurant Partners, LLC, and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

		NON-GAAP		NON-GAAP
		COMBINED		COMBINED
		PREDECESSOR/		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR
	THREE	THREE	SIX	SIX
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2008	2007	2008	2007
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouses
Domestic	$85	$91	$173	$183
International	40	33	76	60
Total	125	124	249	243
Bonefish Grills	4	5	8	9
Total franchise and development joint venture sales (1)	$129	$129	$257	$252
Income from franchise and development joint ventures (2)	$7	$5	$13	$10
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “(Income) loss from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following table reflects the number of full-service restaurants by concept and ownership structures as of June 30, 2008 and 2007:

	SUCCESSOR
	JUNE 30,
	2008	2007
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	686	685
Company-owned - international	131	126
Franchised and development joint venture - domestic	108	108
Franchised and development joint venture - international	51	48
Total	976	967
Carrabba's Italian Grills
Company-owned	237	237
Bonefish Grills
Company-owned	144	126
Franchised and development joint venture	7	7
Total	151	133
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	57	51
Other
Company-owned	72	75
System-wide total	1,493	1,463

None of our individual brands are considered separate reportable segments for purposes of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) as the brands have similar economic characteristics, nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2008 (Successor) compared to three months ended June 30, 2007 (Combined)

REVENUES

Restaurant sales. Restaurant sales decreased by 4.1% or $43,208,000 during the three months ended June 30, 2008 as compared with the same period in 2007.  This decrease was primarily attributable to decreases in sales volume at existing restaurants and was partially offset by additional revenues of approximately $33,100,000 from the opening of 48 new restaurants after June 30, 2007.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended June 30, 2008 and 2007:

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR
	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2008	2007
Average restaurant unit volumes (weekly):
Outback Steakhouses	$61,948	$65,332
Carrabba's Italian Grills	$56,876	$59,461
Bonefish Grills	$55,341	$59,491
Fleming's Prime Steakhouse and Wine Bars	$73,720	$82,596
Operating weeks:
Outback Steakhouses	8,931	8,909
Carrabba's Italian Grills	3,076	3,068
Bonefish Grills	1,822	1,588
Fleming's Prime Steakhouse and Wine Bars	730	654
Year to year percentage change:
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-5.3%	-0.2%
Carrabba's Italian Grills	-5.0%	-1.0%
Bonefish Grills	-8.0%	-1.0%
Fleming's Prime Steakhouse and Wine Bars	-8.4%	1.2%

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 0.5% of restaurant sales to 35.1% in the second quarter of 2008 as compared with 35.6% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, 1.2% was a result of general menu price increases, 0.5% was due to the impact of certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives and 0.1% was from decreases in produce costs.  This decrease as a percentage of restaurant sales was partially offset by increases in beef, dairy, seafood and cooking oil costs that negatively impacted cost of sales by 1.3% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2008 (Successor) compared to three months ended June 30, 2007 (Combined) (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses decreased 0.7% as a percentage of restaurant sales to 28.0% in the second quarter of 2008 as compared with 28.7% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, approximately 0.7% was due to reduced deferred compensation expenses, 0.6% was attributable to the Outback Steakhouse cost savings initiatives, 0.2% was a result of changes in the market value of the underlying investments for PEP and a reduction in the ongoing expense for PEP and 0.2% was from a decrease in worker’s compensation insurance costs.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.3% for health insurance costs, 0.3% from kitchen and service labor costs and 0.3% as a result of declines in average unit volumes.  Additionally, increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba’s Italian Grills, increased labor and other related expenses by 0.1% as a percentage of restaurant sales compared to the second quarter of 2007.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 2.2% to 26.0% as a percentage of restaurant sales in the second quarter of 2008 as compared with 23.8% in the same period in 2007.  Of the increase as a percentage of restaurant sales, approximately 1.6% was attributable to increased cash and non-cash rent charges from PRP, 0.6% was from declines in average unit volumes, 0.3% was due to higher occupancy costs and 0.2% resulted from amortization of net favorable leases and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.3% for general liability insurance and 0.2% from a reduction in pre-opening costs and lower repair and maintenance costs.

Depreciation and amortization. Depreciation and amortization costs increased 0.7% as a percentage of total revenues to 4.6% in the second quarter of 2008 as compared with 3.9% in the same period in 2007.  As a result of the Merger, our assets and liabilities were assigned new values which are part carryover basis and part fair value basis as of the closing date, June 14, 2007.  Depreciation and amortization costs as a percentage of total revenues increased as a result of these fair value assessments that caused increases to the carrying value of our property, plant and equipment and intangible assets.  Additionally, increased depreciation expense as a percentage of total revenues resulted from higher depreciation costs for certain of our newer restaurant formats, which have higher average construction costs than Outback Steakhouses.

General and administrative. General and administrative costs decreased by $47,889,000 to $54,306,000 in the second quarter of 2008 as compared with $102,195,000 in the same period in 2007.  This decrease primarily was attributable to savings realized from the non-recurrence of certain expenses from the second quarter of 2007 such as $27,400,000 of Merger expenses, $4,000,000 of deferred compensation expense for corporate employees and $2,800,000 of consulting and professional fees.  Other general and administrative costs decreases resulted from a $6,662,000 gain from the sale of land in Las Vegas, Nevada in the second quarter of 2008 and a shift in the timing of our annual managing partner conference and certain other meetings to the first quarter of 2008 as opposed to the second quarter of 2007.  These decreases were partially offset by $1,900,000 of additional management fees incurred in the second quarter of 2008 as a result of the Merger, $3,000,000 of additional corporate payroll in the second quarter of 2008 and an increase in overall administrative costs associated with operating additional restaurants.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2008 (Successor) compared to three months ended June 30, 2007 (Combined) (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings.  During the second quarter of 2008, a provision of $185,517,000 was recorded which included $161,589,000 of goodwill impairment charges for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts, $3,037,000 of impairment charges for the Carrabba’s Italian Grill trade name, $3,493,000 of impairment charges for the Blue Coral Seafood and Spirits trademark and $17,398,000 of impairment charges for certain of our restaurants.  A provision of $3,998,000 was recorded during the second quarter of 2007 which included impairment charges for domestic Outback Steakhouse restaurants.

Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  We also used the discounted cash flow method to determine the fair value of our intangible assets.  The goodwill and trade name impairment charges occurred due to the poor overall economic conditions, declining sales at our restaurants and a challenging environment for the restaurant industry.  The fixed asset impairment charges occurred as a result of the book value of an asset group exceeding its estimated fair value.  Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently of other asset groups.  Restaurant fair value is determined based on estimates of future cash flows.

(Income) loss from operations of unconsolidated affiliates. (Income) loss from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures increased by $1,989,000 in the second quarter of 2008 compared to the same period in 2007 primarily as a result of an increase in income from our joint venture in Brazil.

Other expense, net.  Other expense, net for the three months ended June 30, 2008 included foreign currency transaction losses of $3,805,000 on international investments.

Interest expense. Interest expense was $21,960,000 in the second quarter of 2008 as compared with $10,472,000 in the same period in 2007. The increase in interest expense resulted from a significant increase in outstanding debt as a result of the Merger.  Interest expense was partially offset by $12,459,000 of interest income recorded for our interest rate collar.  Interest expense for the second quarters of 2008 and 2007 included approximately $244,000 and $506,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Benefit from income taxes.  The benefit from income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the second quarter of 2008 was 7.7% compared to 61.0% and 168.1% for the periods from April 1 to June 14, 2007 and from June 15 to June 30, 2007, respectively.  The decrease in the effective income tax rate is primarily due to the $161,589,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of our stock.  The effective income tax rate was unusually high for the period from June 15 to June 30, 2007 as a result of the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) at that time.

Minority interest in consolidated entities’ (loss) income.  The allocation of minority owners’ (loss) income included in this line item represents the portion of loss or income from operations included in consolidated operating results attributable to the minority ownership interests in certain restaurants in which we have a controlling interest. As a percentage of total revenues, the (loss) allocations were (0.1%) for the second quarter of 2008 compared with income allocations of less than 0.1% for the second quarter of 2007.  This decrease is primarily due to declining operating results at Blue Coral Seafood and Spirits.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2008 (Successor) compared to six months ended June 30, 2007 (Combined)

REVENUES

Restaurant sales.  Restaurant sales decreased by 1.9% or $40,270,000 during the first half of 2008 as compared with the same period in 2007.  This decrease was primarily attributable to decreases in sales volume at existing restaurants and was partially offset by additional revenues of approximately $56,967,000 from the opening of 48 new restaurants after June 30, 2007.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the six months ended June 30, 2008 and 2007:

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR
	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2008	2007
Average restaurant unit volumes (weekly):
Outback Steakhouses	$63,509	$66,457
Carrabba's Italian Grills	$58,394	$59,954
Bonefish Grills	$56,196	$59,909
Fleming's Prime Steakhouse and Wine Bars	$77,792	$86,959
Operating weeks:
Outback Steakhouses	17,894	17,673
Carrabba's Italian Grills	6,168	6,044
Bonefish Grills	3,582	3,092
Fleming's Prime Steakhouse and Wine Bars	1,432	1,262
Year to year percentage change:
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-3.9%	-0.4%
Carrabba's Italian Grills	-2.1%	-1.1%
Bonefish Grills	-5.9%	-0.9%
Fleming's Prime Steakhouse and Wine Bars	-7.4%	2.4%

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 0.4% of restaurant sales to 35.1% in the first half of 2008 as compared with 35.5% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, 1.0% was a result of general menu price increases, 0.5% was due to the impact of certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives and 0.1% was from decreases in produce costs.  This decrease as a percentage of restaurant sales was partially offset by increases in beef, dairy, seafood and cooking oil costs that negatively impacted cost of sales by 1.2% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2008 (Successor) compared to six months ended June 30, 2007 (Combined) (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and other stock-based and incentive compensation expenses.  Labor and other related expenses decreased 0.4% as a percentage of restaurant sales to 27.8% in the first half of 2008 as compared with 28.2% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, approximately 0.5% was attributable to the Outback Steakhouse cost savings initiatives, 0.4% was due to reduced deferred compensation expenses, 0.3% was a result of changes in the market value of the underlying investments for PEP and a reduction in the ongoing expense for PEP and 0.1% was from a reduction in distribution expense to managing partners.  The decrease was partially offset by increases as a percentage of restaurant sales of approximately 0.3% from kitchen and service labor costs, 0.2% for health insurance costs and 0.3% as a result of declines in average unit volumes.  Additionally, increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba’s Italian Grills, increased labor and other related expenses by 0.1% as a percentage of restaurant sales compared to the second quarter of 2007.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 2.0% to 25.1% as a percentage of restaurant sales in the first half of 2008 as compared with 23.1% in the same period in 2007.  Of the increase as a percentage of restaurant sales, approximately 1.7% was attributable to increased cash and non-cash rent charges from PRP, 0.5% was from declines in average unit volumes, 0.2% was due to higher occupancy costs and 0.2% resulted from amortization of net favorable leases and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.2% from a reduction in pre-opening costs, 0.2% for lower supply and repair and maintenance costs and 0.2% as a result of declines in advertising expense and general liability insurance.

Depreciation and amortization. Depreciation and amortization costs increased 0.6% as a percentage of total revenues to 4.5% in the first half of 2008 as compared with 3.9% in the same period in 2007.  As a result of the Merger, our assets and liabilities were assigned new values which are part carryover basis and part fair value basis as of the closing date, June 14, 2007.  Depreciation and amortization costs as a percentage of total revenues increased as a result of these fair value assessments that caused increases to the carrying value of our property, plant and equipment and intangible assets.  Additionally, increased depreciation expense as a percentage of total revenues resulted from higher depreciation costs for certain of our newer restaurant formats, which have higher average construction costs than Outback Steakhouses.

General and administrative. General and administrative costs decreased by $42,955,000 to $126,480,000 in the first half of 2008 as compared with $169,435,000 in the same period in 2007.  This decrease primarily was attributable to savings realized from the non-recurrence of certain expenses from the first half of 2007 such as $33,600,000 of Merger expenses, $7,700,000 of consulting and professional fees and $5,100,000 of deferred compensation expense for corporate employees.  Other general and administrative costs decreases resulted from a $6,662,000 gain from the sale of land in Las Vegas, Nevada in the first half of 2008.  These decreases were partially offset by $4,100,000 of additional management fees incurred in the first half of 2008 as a result of the Merger, $4,900,000 of additional corporate payroll in the first half of 2008 and an increase in overall administrative costs associated with operating additional restaurants.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2008 (Successor) compared to six months ended June 30, 2007 (Combined) (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings. During the six months ended June 30, 2008, we recorded a provision for impaired assets and restaurant closings of $189,181,000 which included $161,589,000 of goodwill impairment charges for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts, $3,037,000 of impairment charges for the Carrabba’s Italian Grill trade name, $3,493,000 of impairment charges for the Blue Coral Seafood and Spirits trademark and $21,062,000 of impairment charges for certain of our restaurants. A provision of $9,294,000 was recorded during the first half of 2007 which included $8,289,000 of impairment charges for certain of our restaurants and an impairment charge of $1,005,000 related to one of our corporate aircraft.

Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  We also used the discounted cash flow method to determine the fair value of our intangible assets.  The goodwill and trade name impairment charges occurred due to the poor overall economic conditions, declining sales at our restaurants and a challenging environment for the restaurant industry.  The fixed asset impairment charges occurred as a result of the book value of an asset group exceeding its estimated fair value.  Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently of other asset groups.  Restaurant fair value is determined based on estimates of future cash flows.

(Income) loss from operations of unconsolidated affiliates. (Income) loss from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures. Income from development joint ventures increased by $3,574,000 in the first half of 2008 compared to the same period in 2007 primarily as a result of an increase in income from our joint venture in Brazil.

Other expense, net.  Other expense, net for the six months ended June 30, 2008 included foreign currency transaction losses of $3,805,000 on international investments.

Interest expense.  Interest expense was $69,787,000 in the first half of 2008 as compared with $13,876,000 in the same period in 2007. The increase in interest expense resulted from a significant increase in outstanding debt as a result of the Merger.  Interest expense for the six months ended June 30, 2008 and 2007 included approximately $529,000 and $966,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Benefit from income taxes.  The benefit from income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the first half of 2008 was 14.5% compared to (9.5)% and 168.1% for the periods from January 1 to June 14, 2007 and from June 15 to June 30, 2007, respectively.  The increase in the effective income tax rate for the six months ended June 30, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in the current period.  Additionally, the $161,589,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of our stock, partially offset the increase in the effective income tax rate.  The decrease in the effective income tax rate for the six months ended June 30, 2008 as compared to the period from June 15 to June 30, 2007 was due to the non-deductible goodwill impairment charge and to the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) in the prior period.

Minority interest in consolidated entities’ (loss) income. The allocation of minority owners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the minority ownership interests in certain restaurants in which we have a controlling interest. As a percentage of total revenues, the income allocations were less than 0.1% for the first half of 2008 compared with 0.1% for the first half of 2007.  This decrease is primarily due to declining operating results at Blue Coral Seafood and Spirits.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	SIX	PERIOD	PERIOD
	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	JUNE 30,	JUNE 30,	JUNE 14,
	2008	2007	2007
Net cash (used in) provided by operating activities	$(23,483)	$(9,631)	$155,633
Net cash used in investing activities	(48,417)	(2,294,435)	(119,753)
Net cash (used in) provided by financing activities	(19,234)	2,316,254	(87,906)
Net (decrease) increase in cash and cash equivalents	$(91,134)	$12,188	$(52,026)

Operating activities.

Net cash used in operating activities for the six months ended June 30, 2008 was ($23,483,000) compared to net cash provided by operating activities of $155,633,000 for the period from January 1 to June 14, 2007 and net cash used in operating activities of ($9,631,000) for the period from June 15 to June 30, 2007. The decrease is primarily attributable to lower restaurant income from operations and timing differences of payroll, property tax and insurance payments.

Investing activities.

Net cash used in investing activities for the six months ended June 30, 2008 was ($48,417,000) compared to ($119,753,000) and ($2,294,435,000) for the periods from January 1 to June 14, 2007 and June 15 to June 30, 2007, respectively. Net cash used in investing activities for the six months ended June 30, 2008 primarily includes capital expenditures of $60,232,000.  Net cash used in investing activities for period from January 1 to June 14, 2007 primarily includes capital expenditures of $119,359,000. Net cash used in investing activities for the period from June 15 to June 30, 2007 primarily includes the acquisition of OSI for $3,092,274,000 and was partially offset by $925,090,000 in proceeds from sale-leaseback transactions.

Financing activities.

Net cash (used in) provided by financing activities for the six months ended June 30, 2008 was ($19,234,000) compared to ($87,906,000) for the period from January 1 to June 14, 2007 and net cash provided by financing activities of $2,316,254,000 for the period from June 15 to June 30, 2007. Net cash used in financing activities during the six months ended June 30, 2008 was primarily repayments of long-term debt of $8,790,000.  Net cash used in financing activities for period from January 1 to June 14, 2007 primarily includes repayments of long-term debt of $210,834,000 and payment of dividends of $9,887,000, and was partially offset by proceeds from issuance of long-term debt of $123,648,000 and proceeds from exercise of employee stock options of $14,477,000. Net cash provided by financing activities for period from June 15 to June 30, 2007 primarily includes proceeds from the issuances of long-term debt, the senior secured term loan facility, revolving lines of credit, and senior notes totaling $1,889,400,000, contributions from KHI of $42,413,000 and proceeds from the issuance of common stock of $590,622,000, and was partially offset by repayments of long-term debt of $136,559,000.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan facility (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the development of new restaurants, remodeling older restaurants, investments in technology and acquisitions of franchisees and joint venture partners.

Capital expenditures totaled approximately $60,232,000, $119,359,000 and $9,645,000 for the six months ended June 30, 2008 and the periods from January 1 to June 14, 2007 and June 15 to June 30, 2007, respectively.  We estimate that our capital expenditures will be approximately $220,000,000 or less in total for 2008 and 2009. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. The level of capital expenditures is subject to review and change throughout 2008.  Variable interest rates on the senior secured term loan facility declined during the six months ended June 30, 2008 (to 5.13% at June 30, 2008 from 7.13% at December 31, 2007).  If interest rates remain at current levels, our capital requirements to make scheduled interest payments on our debt could be reduced through the remainder of 2008.

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties at fair market value to our newly-formed sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Master Lessee, our wholly-owned subsidiary, under a market rate master lease.  In accordance with SFAS No. 98, the sale at fair market value to PRP and subsequent leaseback by Master Lessee qualified for sale-leaseback accounting treatment and no gain or loss was recorded.  The market rate master lease is a triple net lease with a 15-year term.  We account for leases under the PRP Sale-Leaseback Transaction as operating leases.  Rent expense has increased substantially in the Successor period in connection with the PRP Sale-Leaseback Transaction.

We identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as we had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, we had to notify PRP of the intent to repurchase such properties at the original purchase price.  As of June 30, 2008, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  We were required to notify PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and have 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.

In accordance with FIN 46R, we determined that PRP is a variable interest entity; however we are not its primary beneficiary.  As a result, PRP has not been consolidated into our financial statements.  If the market rate master lease were to be terminated in connection with any default by us or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, we could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that we lease under the market rate master lease.

Upon completion of the Merger, we entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  We also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are our Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to us until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement (see “Items Affecting Comparability” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Under our general manager partner program, upon completion of each five-year term of employment, our general manager and chef partners are eligible to participate in a deferred compensation program (the Partner Equity Plan or “PEP”). We will require the use of capital to fund the PEP as each general manager and chef partner earns a contribution and currently estimate funding requirements ranging from $20,000,000 to $25,000,000 in each of the next two years of the plan. Future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Upon the closing of the Merger, certain stock options that had been granted to managing partners and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract and at the beginning of an employment agreement were converted into the right to receive cash in the form of a “Supplemental PEP” contribution and a “Supplemental Cash” payment, respectively.

Upon the closing of the Merger, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the pre-merger stock plan in the same manner as managing partners or convert some or all of it into restricted stock of KHI.  Grants of restricted stock under the pre-merger stock plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of June 30, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions is approximately $86,390,000, of which approximately $8,532,000 and $77,858,000 is included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.   As of December 31, 2007, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions is approximately $82,143,000, of which approximately $3,666,000 and $78,477,000 is included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of June 30, 2008 and December 31, 2007, we invested approximately $70,339,000 and $72,239,000, respectively, in various corporate owned life insurance policies and another $2,145,000 and $2,968,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now will receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is $3,986,000 and $3,164,000 as of June 30, 2008 and December 31, 2007, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

As of June 30, 2008 and December 31, 2007, there is approximately $18,707,000 and $11,023,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of future cash resources.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Area operating partners historically have been required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000. In connection with the Merger, each area operating partner sold his or her interest in the restaurants and became a partner in a new management partnership that provides services to the restaurants.  The restaurants pay a management fee to the management partnerships based on a percentage of the cash flow of the restaurants. The area operating partner receives distributions from the management partnership based on a percentage of the restaurant’s annual cash flows for the duration of the agreement.  We retained the option to purchase the partners’ interests in the management partnerships after the restaurant has been open for a five-year period on the terms specified in the agreements.  For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and percentage for buyout will be adjusted based on the associated restaurant’s return on investment compared to our targeted return on investment.  The area operating partner percentage may range from 3.0% to 12.0%.  This adjustment to the area operating partner’s percentage will be made beginning after the first five full calendar quarters from the date of the associated restaurant’s opening and will be made each quarter thereafter based on a trailing 12-month restaurant return on investment.  The percentage for buyout will be the distribution percentage for the 24 months preceding the buyout.  Area operating partner distributions will continue to be paid monthly and buyouts will be paid in cash over a two-year period.

Effective January 1, 2007, area operating partners who provide supervisory services for a restaurant in which they do not have an associated ownership interest in a management partnership have the opportunity to earn a bonus payment.  This payment is based on growth in the associated restaurant cash flows according to terms specified in the program and will be paid in a lump sum within 90 days of the end of the five-year period provided for in the program.

Our non-core concepts include Roy’s, Cheeseburger in Paradise, Lee Roy Selmon’s and Blue Coral, and our long-range plan is to exit these non-core concepts.  However, we do not have an established timeframe for these exits.

In October 2007, we entered into an agreement in principle to sell the majority of our interest in our Lee Roy Selmon’s concept to an investor group led by Lee Roy Selmon and Peter Barli, President of the concept. The agreement in principle has expired, and we are no longer in discussions with this investor group.

In the fourth quarter of 2007, we began marketing the Roy’s concept for sale. In May 2008, we determined that the Roy’s concept would not be marketed for sale at this time due to poor overall market conditions.

In February 2008, we purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in our Outback Steakhouse catering operations from one of our area operating partners for $3,615,000. In April, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from us to our direct owner, OSI HoldCo, Inc., which is recorded as a receivable in the line item “Other current assets” in our Consolidated Balance Sheet at June 30, 2008.  In July 2008, OSI HoldCo, Inc. repaid the loan.

On April 4, 2008, we sold a parcel of land in Las Vegas, Nevada for $9,800,000.  As additional consideration, the purchaser is obligated to transfer and convey title for an approximately 6,800 square foot condominium unit in the not yet constructed condominium tower for us to utilize as a future full-service restaurant.  Conveyance of title must be no later than September 9, 2012, subject to extensions, and both parties must agree to the plans and specifications of the restaurant unit by September 9, 2010. If title does not transfer or both parties do not agree to the plans and specifications per the terms of the contract, then we will receive an additional $4,000,000 from the purchaser.  We recorded a gain of $6,662,000 for this sale in the line item “General and administrative” expense in our Consolidated Statements of Operations for the three and six months ended June 30, 2008 and recorded a receivable of $1,200,000 in the line item “Other Assets” in our Consolidated Balance Sheet at June 30, 2008 for the estimated fair market value of the condominium unit.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Since we are a partial guarantor of $68,000,000 in bonds issued by Speedway, we and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio.  We are obligated to contribute 27.78% of such amounts.  Speedway has not yet reached its operating break-even point.  Since the initial investment, we have increased our investment by making additional working capital contributions and subordinated loans to this affiliate in payments totaling $7,636,000.  Of this amount, we made subordinated loans of $2,133,000 during 2007.  We did not make any working capital contributions or subordinated loans to this affiliate during the six months ended June 30, 2008, but we received a subordinated loan request of $1,067,000 in May 2008.  We made this payment in July 2008, and we anticipate making total contributions in 2008 of approximately $2,000,000 to $3,000,000.  This affiliate is expected to incur further operating losses at least through 2008.

In May 2008, Speedway entered into an asset purchase agreement with Motorsports.  In accordance with the terms of the agreement, Speedway’s assets and liabilities will be sold to Motorsports for a purchase price equal to a $10,000 non-refundable deposit, the assumption of Speedway’s debt and a $7,500,000 note payable of 60 equal $125,000 monthly installments.  Additionally, Speedway will receive a contingent payment of $7,500,000 (also payable in 60 equal monthly installments) if the existing sales tax rebate program is extended by the legislature for an additional 20 years and a Sprint Cup Race is scheduled at the Kentucky Speedway.  The sale of Speedway is expected to close in the fourth quarter of 2008.

On July 1, 2008, we sold one of our aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of our Founders who are also our board members and board members of KHI.  The proceeds from this sale will be used for our working capital needs.  In conjunction with the sale of the aircraft, we entered into a lease agreement with Billabong in which we may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, we must supply our own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft will be deferred and recognized ratably over a five-year period.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS

On June 14, 2007, in connection with the Merger, we entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000 and consist of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The $1,310,000,000 term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (5.00% at June 30, 2008 and 7.25% at December 31, 2007) (“Base Rate”).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 2.46% to 3.11% at June 30, 2008 and from 4.60% to 4.70% at December 31, 2007) (“Eurocurrency Rate”).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, a 25 basis point reduction may be taken on the interest rate if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (B2 at June 30, 2008 and December 31, 2007).

We will be required to prepay outstanding term loans, subject to certain exceptions, with:

▪	50% of our “annual excess cash flow” (with step-downs to 25% and 0% based upon our rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;
▪
100% of our “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $50,000,000 for the fiscal year ended December 31, 2007 or $75,000,000 for each subsequent fiscal year, if our rent-adjusted leverage ratio exceeds a certain minimum threshold;

▪	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and
▪	100% of the net proceeds of any incurrence of debt, excluding permitted debt issuances.

Additionally, we will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  Since there were no loans outstanding under the pre-funded revolving credit facility at December 31, 2007, we were not required to make any repayments under the pre-funded revolving credit facility in 2008.  In April 2008, we funded our capital expenditure account with $90,018,000 for the year ended December 31, 2007 using our “annual true cash flow.”  This funding allows us to maintain our required deposit amount, as specified in the credit agreement.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,253,450,000 and $1,260,000,000 at June 30, 2008 and December 31, 2007, respectively.  We have classified $75,000,000 of our term loans as current at June 30, 2008 due to our prepayment requirements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid and recorded $749,000 of interest expense for the six months ended June 30, 2008 as a result of the quarterly expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  We included $3,746,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively, and included $12,459,000 of interest income and $10,848,000 of interest expense in the line item “Interest expense” in our Consolidated Statement of Operations for the six months ended June 30, 2008 for the effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $395,000 decreased the liability recorded as of June 30, 2008.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007; however, $53,040,000 and $49,540,000, respectively, of the credit facility was not available for borrowing as (i) $28,540,000 and $25,040,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants and (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, in the development of Roy's restaurants.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once we fully utilize $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At June 30, 2008 and December 31, 2007, $28,039,000 and $29,002,000, respectively, of restricted cash remains available for capital expenditures, and no draws are outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, a 25 basis point reduction may be taken on the interest rate if the Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At June 30, 2008, we were in compliance with these debt covenants.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our capital expenditures are limited by the credit agreement.  Our annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  Our annual expenditure limits may increase after an acquisition.  However, if (i) the rent adjusted leverage ratio at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flows” are insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, our capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the rent adjusted leverage ratio is less than 5.25 to 1.00.

The obligations under our senior secured credit facilities are guaranteed by each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts (the “Guarantors”) and by OSI HoldCo, Inc. (our direct owner and a wholly-owned subsidiary of our Ultimate Parent) and, subject to the conditions described below, are secured by a perfected security interest in substantially all of our assets and assets of the Guarantors and OSI HoldCo, Inc., in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of substantially all of our domestic wholly-owned subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries that are directly owned by us, OSI HoldCo, Inc., or a Guarantor.  Also, we are required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of our consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of our Company-wide consolidated EBITDA.

On June 14, 2007, we issued senior notes in an aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., Co-Issuer, Wells Fargo Bank, National Association, as trustee, and the Guarantors.  Proceeds from the issuance of the notes were used to finance the Merger, and the notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

The indenture governing the notes limits, under certain circumstances, our ability and the ability of Co-Issuer and our restricted subsidiaries to: incur liens, make investments and loans, incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.

In accordance with the terms of the senior notes and the senior secured credit facility, our restricted subsidiaries are also subject to restrictive covenants.  As of June 30, 2008 and December 31, 2007, all of our consolidated subsidiaries were restricted subsidiaries.  Under certain circumstances, we are permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Additional notes may be issued under the indenture from time to time, subject to certain limitations.  Initial and additional notes issued under the indenture will be treated as a single class for all purposes under the indenture, including waivers, amendments, redemptions and offers to purchase.

The notes are initially guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility.  The notes are general, unsecured senior obligations of us, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The notes are effectively subordinated to all of our, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The notes are senior in right of payment to all of our, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

We filed a Registration Statement on Form S-4 (which became effective June 2, 2008) for an exchange offer relating to our senior notes.  As a result, we are required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

We may redeem some or all of the notes on and after June 15, 2011 at the redemption prices (expressed as percentages of principal amount of the notes to be redeemed) listed below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date.

Year	Percentage
2011	105.0%
2012	102.5%
2013 and thereafter	100.0%

We also may redeem all or part of the notes at any time prior to June 15, 2011, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium as of, and accrued and unpaid interest and additional interest, if any, to the date of redemption.

We also may redeem up to 35% of the aggregate principal amount of the notes until June 15, 2010, at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of notes originally issued under the indenture and any additional notes issued under the indenture remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the closing date of each such equity offering.

Upon a change in control as defined in the indenture, we will be required to make an offer to purchase all of the notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.  If we were required to make this offer, we may not have sufficient financial resources to purchase all of the notes tendered and may be limited by our senior secured facilities from doing so.  See Item 1A. Risk Factors in this Form 10-Q for additional information.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

On June 13, 2008, we renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($11,501,000 at June 30, 2008 and $12,790,000 at December 31, 2007) to finance development of our restaurants in South Korea.  The line bears interest at 1.50% and 0.80% over the Korean Stock Exchange three-month certificate of deposit rate (6.86% and 6.48% at June 30, 2008 and December 31, 2007, respectively). The line matures June 13, 2009.  There were no draws outstanding on this line of credit as of June 30, 2008 and December 31, 2007.

On June 13, 2008, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,792,000 at June 30, 2008 and $5,329,000 at December 31, 2007).  The line bears interest at 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (6.51% at June 30, 2008 and 6.83% at December 31, 2007) and matures June 12, 2009.  There were no draws outstanding on this line of credit as of June 30, 2008 and December 31, 2007.

Prior to the Merger, we had notes payable that were used to finance the development of our restaurants in South Korea.  Certain of these notes payable were collateralized by lease and other deposits.  At June 30, 2008 and December 31, 2007, these lease and other deposits totaled approximately $40,931,000 and $45,254,000, respectively, but were no longer used as collateral on any of our Korean debt.

As of June 30, 2008 and December 31, 2007, we had approximately $11,725,000 and $10,700,000, respectively, of notes payable at interest rates ranging from 2.07% to 7.30%.  These notes have been primarily issued for buyouts of general manager interests in the cash flows of their restaurants and generally are payable over five years.

We believe that expected cash flow from operations, planned borrowing capacity and restricted cash balances are adequate to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future.  Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

On January 1, 2008, we adopted EITF Issue No. 06-4, which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split dollar life insurance arrangements.  EITF No. 06-4 requires recognition of a liability for the discounted future benefit obligation owed to an insured employee by the insurance carrier. We have endorsement split dollar insurance policies for our Founders and four of our executive officers that provide benefit to the respective Founders and executive officers that extends into postretirement periods.  Upon adoption, we recorded a cumulative effect adjustment that increased our Accumulated deficit and Other long-term liabilities by $9,476,000 in our Consolidated Balance Sheet.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13 as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope.  We elected to apply the provisions of FSP SFAS No. 157-2, and therefore, will defer the requirements of SFAS No. 157 as it relates to nonfinancial assets or liabilities that are recognized or disclosed at fair value on a nonrecurring basis until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The adoption of SFAS No. 159 on January 1, 2008 did not have an effect on our consolidated financial statements as we did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and is applicable to business combinations with an acquisition date on or after this date.  We are currently evaluating the impact that SFAS No. 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160.  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity and consolidated net (loss) income.  The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133.  SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact that SFAS No. 161 will have on our financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3.  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP.   FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  We are currently evaluating the impact that FSP SFAS No. 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162.  SFAS No. 162 is intended to provide guidance to nongovernmental entities on accounting principles and the framework for selecting principles to be used in the preparation of financial statements presented in conformity with U.S. GAAP.  The provisions of SFAS No. 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect SFAS No. 162 to materially affect our financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent OSI Restaurant Partners, LLC’s expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

Our actual results could differ materially from those stated or implied in the forward-looking statements included elsewhere in this report and as a result, among other things, of the following:

(i)
Our substantial leverage and significant restrictive covenants in our various credit facilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new restaurants, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under the senior notes;

(ii)	The restaurant industry is a highly competitive industry with many well-established competitors;

(iii)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of price increases); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns; change in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; interest rates; exchange rates; and increases in various costs, including construction and real estate costs;

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

(viii)	Minimum wage increases could cause a significant increase in our labor costs; and/or

(ix)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

OSI Restaurant Partners, LLC
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in foreign currency rates or changes in commodity prices since December 31, 2007.  See “Quantitative and Qualitative Disclosures About Market Risk” in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on May 29, 2008 for further information about market risk.  Since interest rates on our term loan facility declined 2.0% from December 31, 2007 to June 30, 2008, we have included disclosures on our interest rate risk below.

Interest Rate Risk

Our exposure to interest rate fluctuations includes our borrowings under our senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin.  We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We do not enter into financial instruments for trading or speculative purposes.

For fixed-rate debt, interest rate changes do not affect our earnings or cash flows.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid and recorded $749,000 of interest expense for the six months ended June 30, 2008 as a result of the quarterly expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  We included $3,746,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively, and included $12,459,000 of interest income and $10,848,000 of interest expense in the line item “Interest expense” in our Consolidated Statement of Operations for the six months ended June 30, 2008 for the effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $395,000 decreased the liability recorded as of June 30, 2008.

At June 30, 2008 and December 31, 2007, we had $550,000,000 of fixed-rate debt outstanding through our senior notes and $1,253,450,000 and $1,260,000,000, respectively, of variable-rate debt outstanding on our senior secured credit facilities.  We also had $96,960,000 and $100,460,000, respectively, in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $53,040,000 and $49,540,000, respectively), and $100,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.  Based on $1,253,450,000 of outstanding variable-rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $12,535,000 per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant:

	Principal Outstanding at	Additional Interest Expense
	June 30,	Q3	Q4	Q1	Q2
Variable-Rate Debt	2008	2008	2008	2009	2009
Senior secured term loan facility	$1,253,450,000	$3,133,625	$3,133,625	$3,133,625	$3,133,625

At June 30, 2008 and December 31, 2007, the interest rate on our term loan facility was 5.13% and 7.13%, respectively.

OSI Restaurant Partners, LLC
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Interest Rate Risk (continued)

In June 2008, we renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($11,501,000 at June 30, 2008 and $12,790,000 at December 31, 2007) and a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,792,000 at June 30, 2008 and $5,329,000 at December 31, 2007) to finance development of our restaurants in South Korea.  The renewed lines bear interest at 1.15% to 1.50% over the Korean Stock Exchange three-month certificate of deposit rate.  There were no draws outstanding on these lines of credit as of June 30, 2008 and December 31, 2007.

At June 30, 2008 and December 31, 2007, our total debt, excluding consolidated guaranteed debt, was approximately $1,826,550,000 and $1,843,450,000, respectively.

Our ability to make scheduled payments on or to refinance our debt obligations and to satisfy our operating lease obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.

A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments.  As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates.  This effect would be realized in the periods subsequent to the periods when the debt matures.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

OSI Restaurant Partners, LLC
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows. In addition, we are subject to the following legal proceedings and actions, which depending on the outcome, which is uncertain at this time, could have a material adverse effect on our financial condition.

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc. are the defendants in a class action lawsuit brought by the U.S. Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, Case No. 06-cv-1935, filed September 28, 2006) alleging that they have engaged in a pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment. In addition to the EEOC, two former employees have successfully intervened as party plaintiffs in the case. On November 3, 2007, the EEOC’s nationwide claim of gender discrimination was dismissed and the scope of the suit was limited to the states of Colorado, Wyoming and Montana. However, we expect the EEOC to pursue claims of gender discrimination against us on a nationwide basis through other proceedings. Litigation is, by its nature, uncertain both as to time and expense involved and as to the final outcome of such matters. While we intend to vigorously defend ourselves in this lawsuit, protracted litigation or unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition and could damage our reputation with our employees and our customers.

In April 2007, we were served with a putative class action complaint captioned Gerald D. Wells, Jr. et al. v. OSI Restaurant Partners, Inc., Case No. 07-1431, that was filed in the United States District Court for the District of Pennsylvania alleging violations of the Fair and Accurate Credit Transactions Act, or FACTA, on behalf of customers of Carrabba’s Italian Grill. In June 2007, a putative class action complaint captioned David Sochin v. OSI Restaurant Partners, Inc., Case No. 07-02228 was filed in the United States District Court for the Eastern District of Pennsylvania alleging violations of FACTA on behalf of customers of Fleming’s Prime Steakhouse and Wine Bar. In addition, we had previously been provided with a copy of a putative class action complaint captioned Saunders v. Roy’s Family of Restaurants, Inc., Case No. SACV07-164 CJC (ANx), that was filed in the United States District Court for the Central District of California alleging violations of FACTA on behalf of customers of Roy’s restaurants; an amended complaint in that suit was served in May 2007, naming Roy’s/Woodland Hills-I, Limited Partnership and Outback Steakhouse of Florida, Inc. as defendants in place of Roy’s Family of Restaurants, Inc. Outback Steakhouse of Florida, Inc. has been dismissed from the Saunders suit, leaving Roy’s/Woodland Hills-I, Limited Partnership as the only defendant. The issue of whether class certification is proper under the circumstances presented by the Saunders case is now pending before the U.S. Court of Appeals for the Ninth Circuit. We have obtained a stay of the Saunders case pending the decision of the Ninth Circuit Court of Appeals, at which time the District Court will review the status of any appellate decision. As the appellate decision has not yet been issued, the Company has requested an extension of the stay, which was due to expire on April 15, 2008. We have also been served in a putative class action complaint captioned Stephen Troy et al. v. Carrabba’s Italian Grill, Inc., Case No. 07-CV-4329 that was filed in the United States District Court for the Northern District of Illinois. The Troy case alleges violations of FACTA on behalf of Illinois residents only. On August 31, 2007, a putative class action complaint captioned Lauren C. Hughes and Anthony Pasquarello et al. v. OSI Restaurant Partners, Inc. d/b/a Outback Steakhouse and Does 1 through 10, inclusive, was filed in the United States District Court for the Western District of Pennsylvania alleging violations of FACTA on behalf of customers of Outback Steakhouse.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings (continued)

FACTA restricts, among other things, the credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. Each suit alleges that the defendants violated a provision of FACTA by including more information on the electronically printed credit and debit card receipts provided to customers than is permitted under FACTA. Each complaint seeks monetary damages, including statutory damages, punitive damages, attorneys’ fees and injunctive relief. These lawsuits are among a number of lawsuits with similar allegations that have been filed recently against large retailers and foodservice operators, among others, as a result of the implementation of FACTA, which became fully effective as of December 4, 2006. On February 20, 2008, we received an order granting our motion to consolidate the Wells, Sochin, Hughes and Troy cases before a single judge. These four cases are now deemed consolidated for all pre-trial purposes.  While we intend to vigorously defend against these actions, each of these cases is in the preliminary stages of litigation, and as a result, the ultimate outcome of these cases and their potential financial impact on us are not determinable at this time.

On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 was signed into law. This Act provides that entities that printed an expiration date on credit and debit card receipts and truncated the credit or debit card number were not in willful non-compliance with FACTA and therefore are not liable for statutory damages. As a result of this Act, we do not believe any of the FACTA lawsuits described above will have a material adverse effect on our financial condition.

On February 21, 2008, a purported class action complaint captioned Ervin, et al. v. OS Restaurant Services, Inc. was filed in the U.S. District Court, Northern District of Illinois (Case No.: 08-C-1091). This lawsuit alleges violations of state and federal wage and hour law in connection with tipped employees and overtime compensation and seeks relief in the form of unspecified back pay and attorney fees. It alleges a class action under state law and a collective action under federal law. While we intend to vigorously defend ourselves, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

One of our subsidiaries received a notice of proposed assessment of employment taxes in March 2008 from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to our general manager partners, chef partners, and area operating partners who hold partnership interests in limited partnerships with our affiliates should have been treated as wages and subjected to employment taxes. We believe that we have complied and continue to comply with the law pertaining to the proper federal tax treatment of partner distributions. In May 2008, we filed a protest of the proposed employment tax assessment. Because we are at a preliminary stage of the administrative process for resolving disputes with the IRS, we cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of this process. If the IRS examiner’s position were to be sustained, the additional employment taxes and other amounts that would be assessed would be material.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in “Risk Factors” in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on May 29, 2008 which could materially affect our business, financial condition or future results.  There have not been any significant changes with respect to the risks described in Amendment No. 3 to our Registration Statement on Form S-4, but these are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

OSI Restaurant Partners, LLC
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

Date: August 14, 2008	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)