Form 10-Q
period 2008-09-30
OSI RESTAURANT PARTNERS, LLC
filed 2008-11-14
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

YES  ☐  NO  ☒

As of November 14, 2008, the registrant has 100 units, no par value, of Common Units outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2008
(Unaudited)

	PART I — FINANCIAL INFORMATION
		Page No.
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets — September 30, 2008 (Successor) and December 31, 2007 (Successor)	3
	Consolidated Statements of Operations — For the Three and Nine Months Ended September 30, 2008 (Successor) and the Three Months Ended September 30, 2007 (Successor), the Periods June 15, 2007 to September 30, 2007 (Successor) and January 1, 2007 to June 14, 2007 (Predecessor)	5
	Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2008 (Successor) and the Periods June 15, 2007 to September 30, 2007 (Successor) and January 1, 2007 to June 14, 2007 (Predecessor)	6
	Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 4.	Controls and Procedures	76
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	77
Item 1A.	Risk Factors	78
Item 6.	Exhibits	79
	Signature	80

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$168,914	$171,104
Current portion of restricted cash	4,958	4,006
Inventories	89,039	81,036
Deferred income tax assets	26,125	24,618
Other current assets	79,735	86,149
Total current assets	368,771	366,913
Restricted cash	6,975	32,237
Property, fixtures and equipment, net	1,124,574	1,245,245
Investments in and advances to unconsolidated affiliates, net	26,357	26,212
Goodwill	902,282	1,060,529
Intangible assets, net	695,567	716,631
Other assets, net	210,335	223,242
Notes receivable collateral for franchisee guarantee	33,150	32,450
Total assets	$3,368,011	$3,703,459

(CONTINUED…)

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	SUCCESSOR
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
LIABILITIES AND UNITHOLDER’S EQUITY
Current Liabilities
Accounts payable	$156,561	$155,923
Sales taxes payable	12,086	18,589
Accrued expenses	163,571	136,377
Current portion of accrued buyout liability	16,851	11,793
Unearned revenue	116,837	196,298
Income taxes payable	1,100	2,803
Current portion of long-term debt	87,143	34,975
Current portion of guaranteed debt	33,283	32,583
Total current liabilities	587,432	589,341
Partner deposit and accrued buyout liability	110,581	122,738
Deferred rent	45,759	21,416
Deferred income tax liability	220,728	291,709
Long-term debt	1,766,654	1,808,475
Guaranteed debt	2,495	2,495
Other long-term liabilities, net	255,621	233,031
Total liabilities	2,989,270	3,069,205
Commitments and contingencies
Minority interests in consolidated entities	29,588	34,862
Unitholder’s Equity
Common units, no par value, 100 units authorized, issued and outstanding
as of September 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	646,953	641,647
Accumulated deficit	(282,532)	(40,055)
Accumulated other comprehensive loss	(15,268)	(2,200)
Total unitholder’s equity	349,153	599,392
	$3,368,011	$3,703,459

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR				PREDECESSOR
	THREE	THREE	NINE	PERIOD	PERIOD
	MONTHS	MONTHS	MONTHS	FROM	FROM
	ENDED	ENDED	ENDED	JUNE 15 to	JANUARY 1 to
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	JUNE 14,
	2008	2007	2008	2007	2007
Revenues
Restaurant sales	$941,747	$1,001,451	$3,016,829	$1,200,114	$1,916,689
Other revenues	6,788	5,121	17,696	5,956	9,948
Total revenues	948,535	1,006,572	3,034,525	1,206,070	1,926,637
Costs and expenses
Cost of sales	340,458	359,380	1,068,516	429,061	681,455
Labor and other related	265,408	283,061	842,447	338,380	540,281
Other restaurant operating	255,970	248,426	776,985	297,156	440,545
Depreciation and amortization	47,548	45,205	141,589	53,063	74,846
General and administrative	62,823	59,325	189,303	70,613	158,147
Provision for impaired assets and
restaurant closings	15,277	2,456	204,458	3,220	8,530
Loss (income) from operations of
unconsolidated affiliates	1,366	224	(1,879)	(139)	692
Total costs and expenses	988,850	998,077	3,221,419	1,191,354	1,904,496
(Loss) income from operations	(40,315)	8,495	(186,894)	14,716	22,141
Other expense, net	(6,391)	-	(10,196)	-	-
Interest income	1,429	2,401	3,876	3,271	1,561
Interest expense	(36,564)	(43,747)	(106,351)	(51,411)	(6,212)
(Loss) income before benefit from income
taxes and minority interest in
consolidated entities' income (loss)	(81,841)	(32,851)	(299,565)	(33,424)	17,490
Benefit from income taxes	(35,256)	(15,630)	(66,738)	(16,593)	(1,656)
(Loss) income before minority interest in
consolidated entities' income (loss)	(46,585)	(17,221)	(232,827)	(16,831)	19,146
Minority interest in consolidated
entities' income (loss)	52	(537)	172	(287)	1,685
Net (loss) income	$(46,637)	$(16,684)	$(232,999)	$(16,544)	$17,461

See notes to unaudited consolidated financial statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR		PREDECESSOR
	NINE	PERIOD	PERIOD
	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	SEPTEMBER 30,	SEPTEMBER 30,	JUNE 14,
	2008	2007	2007
Cash flows from operating activities:
Net (loss) income	$(232,999)	$(16,544)	$17,461
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Depreciation and amortization	141,589	53,063	74,846
Amortization of deferred financing fees	8,210	2,779	-
Provision for impaired assets and restaurant closings	204,458	3,220	8,530
Stock-based and other non-cash compensation expense	20,993	11,382	33,981
Income tax benefit credited to equity	-	-	3,052
Excess income tax benefits from stock-based compensation	-	-	(1,541)
Minority interest in consolidated entities’ income (loss)	172	(287)	1,685
(Income) loss from operations of unconsolidated affiliates	(1,879)	(139)	692
Change in deferred income taxes	(72,488)	(5,112)	(41,732)
Loss on disposal of property, fixtures and equipment	5,380	1,652	3,496
Unrealized gain on interest rate collar	(126)	-	-
Loss (gain) on life insurance investments	8,168	(1,802)	-
Gain on restricted cash investments	(566)	(390)	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(8,003)	5,270	5,235
Decrease (increase) in other current assets	5,563	(8,717)	44,853
Decrease (increase) in other assets	23,408	2,724	(5,352)
Increase in accrued interest payable	12,626	17,721	74
(Decrease) increase in accounts payable, sales taxes
payable and accrued expenses	(15,930)	(48,259)	44,558
Increase in deferred rent	24,343	13,860	4,108
Decrease in unearned revenue	(79,461)	(11,458)	(68,311)
(Decrease) increase in income taxes payable	(1,703)	(12,854)	2,527
Increase in other long-term liabilities	1,684	3,853	27,471
Net cash provided by operating activities	43,439	9,962	155,633
Cash flows used in investing activities:
Purchase of investment securities	-	-	(2,455)
Maturities and sales of investment securities	-	839	2,002
Purchase of Company-owned life insurance	(879)	(63,932)	-
Cash paid for acquisition of business, net of cash acquired	-	-	(250)
Acquisition of OSI	-	(3,092,274)	-
Acquisitions of liquor licenses	(1,898)	-	(1,553)
Proceeds from sale-leaseback transaction	8,100	925,090	-
Capital expenditures	(88,585)	(56,586)	(119,359)
Proceeds from the sale of property, fixtures and equipment	9,753	-	1,948
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	119,381	68,431	-
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(94,505)	(77,934)	-
Payments from unconsolidated affiliates	311	9	-
Investments in and advances to unconsolidated affiliates	(1,067)	(4,917)	(86)
Net cash used in investing activities	$(49,389)	$(2,301,274)	$(119,753)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SUCCESSOR		PREDECESSOR
	NINE	PERIOD	PERIOD
	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	SEPTEMBER 30,	SEPTEMBER 30,	JUNE 14,
	2008	2007	2007
Cash flows provided by (used in) financing activities:
Proceeds from issuance of long-term debt	$30,034	$17,900	$123,648
Proceeds from the issuance of senior secured term loan facility	-	1,310,000	-
Proceeds from the issuance of revolving lines of credit	-	11,500	-
Proceeds from the issuance of senior notes	-	550,000	-
Repayments of long-term debt	(12,878)	(152,018)	(210,834)
Deferred financing fees	-	(66,963)	-
Contributions from KHI	-	42,413	-
Proceeds from minority interest contributions	786	674	3,940
Distributions to minority interest	(5,974)	(2,905)	(4,579)
Decrease in partner deposit and
accrued buyout liability	(8,208)	(1,382)	(6,212)
Excess income tax benefits from stock-based compensation	-	-	1,541
Dividends paid	-	-	(9,887)
Proceeds from the issuance of common stock	-	600,373	-
Proceeds from exercise of employee stock options	-	-	14,477
Net cash provided by (used in) financing activities	3,760	2,309,592	(87,906)
Net (decrease) increase in cash and cash equivalents	(2,190)	18,280	(52,026)
Cash and cash equivalents at the beginning of the period	171,104	42,830	94,856
Cash and cash equivalents at the end of the period	$168,914	$61,110	$42,830

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,676	$30,994	$6,443
Cash (received) paid for income taxes, net of refunds	(46)	4,343	(25,097)

Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows
of their restaurants	$-	$-	$882
Conversion of partner deposit and accrued buyout liability to notes	4,566	1,463	3,198
Acquisitions of property, fixtures and equipment
through accounts payable	8,174	11,960	5,305
Litigation liability and insurance receivable	15,741	-	600

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

The Company owns and operates casual dining restaurants primarily in the United States.  Additional Outback Steakhouse and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

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

2.           Transactions

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI.  On May 21, 2007, this agreement was amended to provide for increased merger consideration of $41.15 per share in cash, payable to all shareholders except the Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, the Company converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.

The assets and liabilities of the Company were assigned values, part carryover basis pursuant to Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF No. 88-16”), and part fair value, similar to a step acquisition, pursuant to EITF No. 90-12, “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16” (“EITF No. 90-12”).  As a result, retained earnings and accumulated depreciation were zero after the allocation was completed.

The total purchase price was approximately $3.1 billion.  The Merger was financed by borrowings under new senior secured credit facilities (see Note 10), proceeds from the issuance of senior notes (see Note 10), the proceeds from the Private Restaurant Properties, LLC (“PRP”) Sale-Leaseback Transaction described below, the investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

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

The Company identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as the Company had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, the Company was required to notify PRP of the intent to repurchase such properties at the original purchase price.  The Company included approximately $17,825,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in its Consolidated Balance Sheet at December 31, 2007. The lease payments made pursuant to the lease agreement were treated as interest expense until the requirements for sale-leaseback treatment were achieved or the Company notified PRP of the intent to repurchase the properties.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  The Company notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  Since the payment was not required to be made as of September 30, 2008, the Company included $6,450,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in its Consolidated Balance Sheet at September 30, 2008 (see Note 16).

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

PRO FORMA
(UNAUDITED, IN THOUSANDS)
PERIOD FROM
JANUARY 1 TO JUNE 14,
2007
Total revenues	$1,926,637
Net loss	$(29,334)

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

In September 2008, the FASB issued FSP SFAS No. 133-1 and Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, for each statement of financial position presented.  FSP SFAS No. 133-1 and FIN 45-4 amends Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to  require the guarantor to provide an additional disclosure about the current status of the payment/performance risk of a guarantee.  FSP SFAS No. 133-1 and FIN 45-4 also provides clarification of the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged.  The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amend SFAS No. 133 and FASB Interpretation No. 45 are effective for interim and annual reporting periods ending after November 15, 2008, and the Company does not expect these provisions to materially affect its financial statements upon adoption at the end of the year.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Compensation expense from KHI restricted stock awards included in net (loss) income in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $1,764,000 and $5,253,000, respectively, and for the three months ended September 30, 2007 and the period from June 15 to September 30, 2007 was $1,764,000 and $2,071,000, respectively.

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

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Additionally, the Company’s restaurants are dependent upon energy to operate and are affected by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate its exposure to material increases in natural gas prices.  The valuation of the Company’s natural gas derivatives is based on quoted exchange prices.

The following table presents the Company’s derivative liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

				TOTAL
				SEPTEMBER 30,
	LEVEL 1	LEVEL 2	LEVEL 3	2008
Liabilities:
Derivative financial instruments	$935	$5,230	$-	$6,165

A SFAS No. 157 credit valuation adjustment of $758,000 decreased the liability recorded for the interest rate collar as of September 30, 2008.

The Company does not have any fair value measurements using significant, unobservable inputs nor does it have any assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Property, Fixtures and Equipment, Net

During the three and nine months ended September 30, 2008, the Company recorded impairment charges of $15,277,000 and $36,370,000, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations.

During the three months ended September 30, 2007, the Company recorded a provision for impaired assets and restaurant closings of $2,456,000 for impairment charges for certain of the Company’s restaurants.  For the period from January 1 to June 14, 2007, the Company recorded a provision for impaired assets and restaurant closings of $8,530,000 which included $7,525,000 of impairment charges for certain of the Company’s restaurants and an impairment charge of $1,005,000 related to one of the Company’s corporate aircraft.  For the period from June 15 to September 30, 2007, the Company recorded a provision for impaired assets and restaurant closings of $3,220,000 for impairment charges for certain of the Company’s restaurants.

The fixed asset impairment charges occurred as a result of the book value of an asset group exceeding its estimated fair value.  Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently of other asset groups.  Restaurant fair value is determined based on estimates of future cash flows.

In the fourth quarter of 2007, the Company began marketing the Roy’s concept for sale. In May 2008, the Company determined that the Roy’s concept would not be marketed for sale at this time due to poor overall market conditions.  The Company, however, is marketing the sale of its Cheeseburger in Paradise concept.  As of September 30, 2008, the Company determined that its Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the nine months ended September 30, 2008 is as follows (in thousands):

SUCCESSOR:
December 31, 2007	$1,060,529
Impairment loss	(161,589)
Purchase accounting adjustment	3,342
September 30, 2008	$902,282

During the second quarter of 2008, the Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  The Company’s review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  The Company also used the discounted cash flow method to determine the fair value of its intangible assets.  Due to poor overall economic conditions, declining sales at Company-owned restaurants and a challenging environment for the restaurant industry, the Company recorded an aggregate goodwill impairment loss of $161,589,000 for the international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  The Company also recorded impairment charges of $3,037,000 for the Carrabba’s Italian Grill trade name and $3,462,000 for the Blue Coral Seafood and Spirits trademark.

Definite-lived intangible assets have been amortized on a straight-line basis.  The aggregate expense related to the amortization of the Company’s trademarks, trade dress, favorable leases and franchise agreements was $4,137,000 and $13,027,000 for the three and nine months ended September 30, 2008, respectively, and $4,005,000, $269,000 and $4,554,000 for the three months ended September 30, 2007 and the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007, respectively.

8.           Other Assets

On April 4, 2008, the Company sold a parcel of land in Las Vegas, Nevada for $9,800,000. As additional consideration, the purchaser is obligated to transfer and convey title for an approximately 6,800 square foot condominium unit in the not yet constructed condominium tower for the Company to utilize as a future full-service restaurant.  Conveyance of title must be no later than September 9, 2012, subject to extensions, and both parties must agree to the plans and specifications of the restaurant unit by September 9, 2010. If title does not transfer or both parties do not agree to the plans and specifications per the terms of the contract, then the Company will receive an additional $4,000,000 from the purchaser.  The Company recorded a gain of $6,662,000 for this sale in the line item “General and administrative” expense in its Consolidated Statements of Operations for the nine months ended September 30, 2008 and recorded a receivable of $1,200,000, which is included in the line item “Other Assets” in its Consolidated Balance Sheet at September 30, 2008, for the estimated fair market value of the condominium unit.

9.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SUCCESSOR
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Accrued payroll and other compensation	$67,044	$57,473
Accrued insurance	22,277	18,853
Accrued interest	17,074	4,448
Other accrued expenses	57,176	55,603
	$163,571	$136,377

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	SUCCESSOR
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Senior secured term loan facility, interest rate of 6.00% at
September 30, 2008 and 7.13% at December 31, 2007	$1,250,175	$1,260,000
Senior secured working capital revolving credit facility, interest rate of
5.75% at September 30, 2008	30,000	-
Senior notes, interest rate of 10.00% at September 30, 2008 and December 31, 2007	550,000	550,000
Other notes payable, uncollateralized, interest rates ranging from 2.28% to 7.30%
at September 30, 2008 and 2.07% to 7.30% at December 31, 2007	12,247	10,700
Sale-leaseback obligations	11,375	22,750
Guaranteed debt of franchisee	33,283	32,583
Guaranteed debt of unconsolidated affiliate	2,495	2,495
	1,889,575	1,878,528
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(87,143)	(34,975)
Less: guaranteed debt	(35,778)	(35,078)
Long-term debt of OSI Restaurant Partners, LLC	$1,766,654	$1,808,475

On June 14, 2007, in connection with the Merger, the Company entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The $1,310,000,000 term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (5.00% at September 30, 2008 and 7.25% at December 31, 2007) (“Base Rate”).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 5.04% to 5.37% at September 30, 2008 and from 4.60% to 4.70% at December 31, 2007) (“Eurocurrency Rate”).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (B2 at September 30, 2008 and December 31, 2007).  Subsequent to the end of the third quarter, the Company’s Moody’s Applicable Corporate Rating was downgraded to Caa1.

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

▪	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and
▪	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

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

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,250,175,000 and $1,260,000,000 at September 30, 2008 and December 31, 2007, respectively.  The Company has classified $75,000,000 of its term loans as current at September 30, 2008 due to its prepayment requirements.

In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of the Company’s term loan.  The Company paid and recorded $490,000 and $1,239,000 of interest expense for the three and nine months ended September 30, 2008, respectively, as a result of the quarterly expiration of the collar’s option pairs.  The Company records any marked-to-market changes in the fair value of its derivative instruments in earnings in the period of change in accordance with SFAS No. 133.  The Company included $5,230,000 and $5,357,000 in the line item “Accrued expenses” in its Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively, and included $1,484,000 of interest expense for the three months ended September 30, 2008 and $12,459,000 of interest income and $12,332,000 of interest expense for the nine months ended September 30, 2008 in the line item “Interest expense” in its Consolidated Statement of Operations for the effects of its interest rate collar.  A SFAS No. 157 credit valuation adjustment of $758,000 decreased the liability recorded as of September 30, 2008 (see Note 5).

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At September 30, 2008, the outstanding balance was $30,000,000.  There were no loans outstanding under the revolving credit facility at December 31, 2007.  In addition to outstanding borrowings, if any, at September 30, 2008 and December 31, 2007, $53,040,000 and $49,540,000, respectively, of the credit facility was not available for borrowing as (i) $28,540,000 and $25,040,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants and (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (see Note 16).  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.  Subsequent to the end of the third quarter, the Company borrowed an additional $20,000,000 from its working capital revolving credit facility.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once the Company fully utilizes $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At September 30, 2008 and December 31, 2007, $6,055,000 and $29,002,000 of restricted cash remains available for capital expenditures, and no draws are outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013. At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

The obligations under the Company’s senior secured credit facilities are guaranteed by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (the Company’s direct owner and a wholly-owned subsidiary of the Company’s Ultimate Parent) and, subject to the conditions described below, are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Guarantors and OSI HoldCo, Inc., in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of substantially all of the Company’s domestic wholly-owned subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries that are directly owned by the Company, OSI HoldCo, Inc., or a Guarantor.  Also, the Company is required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to the Company’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Company’s consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Company-wide consolidated EBITDA.

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

The notes are initially guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility (see Note 13).  As of September 30, 2008 and December 31, 2007, all of the Company’s consolidated subsidiaries were restricted subsidiaries. The notes are general, unsecured senior obligations of the Company, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The notes are effectively subordinated to all of the Company’s, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The notes are senior in right of payment to all of the Company’s, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

The Company filed a Registration Statement on Form S-4 (which became effective on June 2, 2008) for an exchange offer relating to its senior notes.  As a result, the Company is required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

On June 13, 2008, the Company renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($10,103,000 at September 30, 2008 and $12,790,000 at December 31, 2007) to finance development of its restaurants in South Korea.  The line bears interest at 1.50% and 0.80% over the Korean Stock Exchange three-month certificate of deposit rate (7.29% and 6.48% at September 30, 2008 and December 31, 2007, respectively).  The line matures June 13, 2009.  There were no draws outstanding on this line of credit as of September 30, 2008 and December 31, 2007.

On June 13, 2008, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,210,000 at September 30, 2008 and $5,329,000 at December 31, 2007).  The line bears interest at 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (6.94% at September 30, 2008 and 6.83% at December 31, 2007) and matures June 12, 2009.  There were no draws outstanding on this line of credit as of September 30, 2008 and December 31, 2007.

As of September 30, 2008 and December 31, 2007, the Company had approximately $12,247,000 and $10,700,000, respectively, of notes payable at interest rates ranging from 2.28% to 7.30% and from 2.07% to 7.30%, respectively.  These notes have been primarily issued for buyouts of general manager and area operating partner interests in the cash flows of their restaurants and generally are payable over five years.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by its California franchisee. This line of credit matures in December 2008. The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.  The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At September 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was approximately $33,283,000 and $32,583,000, respectively, and is included in the Company’s Consolidated Balance Sheets. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the Company’s franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur or if the line of credit is not renewed at the December 31, 2008 maturity date and T-Bird is unable to pay the outstanding balance, the Company would be required to perform under its guarantee obligation.  If this occurs, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement. The Company is not the primary obligor on the line of credit and it is not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in it having to perform in accordance with the terms of the guarantee.

The consolidated financial statements include the accounts and operations of the Roy’s consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party which the Company is required to guarantee.  The guarantee provides the Company control through its collateral interest in the joint venture partner’s membership interest.  As a result of the Company’s controlling financial interest in this venture, it is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ income (loss).” All material intercompany balances and transactions have been eliminated.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants.  The line of credit originally expired in December 2004 and was renewed three times with a revised termination date in April 2009. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At September 30, 2008 and December 31, 2007, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

If an event of default occurs or the line of credit is not renewed at the April 2009 termination date and RY-8 is unable to pay the outstanding balance owed, the Company would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in the Company’s favor. These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify it against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

The Company is a partial guarantor of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”).  Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities.  Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022.  The bonds have a put feature that allows the lenders to require full payment of the debt on or after June 2011.  At September 30, 2008 and December 31, 2007, the outstanding balance on the bonds was approximately $63,300,000, and the Company’s guarantee was $17,585,000.  The Company’s guarantee will proportionally decrease as payments are made on the bonds.

As part of the guarantee, the Company and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio.  The Company is obligated to contribute 27.78% of such amounts.  Speedway has not yet reached its operating break-even point.  Since the initial investment, the Company has increased its investment by making additional working capital contributions and subordinated loans to this affiliate in payments totaling $8,703,000 as of September 30, 2008.  Of this amount, the Company made subordinated loans of $1,067,000 and $2,133,000 during the nine months ended September 30, 2008 and 2007, respectively.  The Company did not make any working capital contributions during the nine months ended September 30, 2008.  Subsequent to the end of the third quarter, the Company made an additional subordinated loan of $533,000.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

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

In May 2008, Speedway entered into an asset purchase agreement with Speedway Motorsports, Inc. (“Motorsports”), a Delaware corporation.  In accordance with the terms of the agreement, Speedway’s assets and liabilities will be sold to Motorsports for a purchase price equal to a $10,000 non-refundable deposit, the assumption of Speedway’s debt and a $7,500,000 note payable in 60 equal $125,000 monthly installments. Additionally, Speedway will receive a contingent payment of $7,500,000 (also payable in 60 equal monthly installments) if the existing sales tax rebate program is extended by the legislature for an additional 20 years and a Sprint Cup Race is scheduled at the Kentucky Speedway. The sale of Speedway is expected to close in the fourth quarter of 2008.

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea.  The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as of each of September 30, 2008 and December 31, 2007.  Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000, respectively, as of each of September 30, 2008 and December 31, 2007.  If the Company were required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $3,000,000 and $2,800,000, respectively.  The Company has considered these guarantees and accounted for them in accordance with FIN 45.  The Company has various depository and banking relationships with the lender.

The Company’s contractual debt guarantees as of September 30, 2008 are summarized in the table below (in thousands):

	MAXIMUM	AMOUNT
	AVAILABILITY	OUTSTANDING	CARRYING
	OF DEBT	UNDER DEBT	AMOUNT OF
	GUARANTEES	GUARANTEES	LIABILITIES
T-Bird Nevada, LLC	$35,000	$33,283	$33,283
RY-8, Inc.	24,500	24,500	-
Kentucky Speedway, LLC	17,585	17,585	2,495
Korean landlords	4,200	4,200	-
	$81,285	$79,568	$35,778

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Comprehensive (Loss) Income and Foreign Currency Translation and Transactions

Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments.  Total comprehensive loss for the three months ended September 30, 2008 and 2007 was $52,934,000, and $15,908,000, respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($6,297,000) and $776,000, respectively.

Total comprehensive (loss) income for the nine months ended September 30, 2008 and the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007 was ($246,067,000), $16,507,000 and ($14,936,000), respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($13,068,000), ($954,000) and $1,608,000, respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of September 30, 2008 and December 31, 2007.

Foreign currency transaction gains and losses are recorded in “Other expense, net” in the Company’s Consolidated Statements of Operations and included a net loss of $6,391,000 and $10,196,000 for the three and nine months ended September 30, 2008, respectively.

12.           Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.

As of September 30, 2008 and December 31, 2007, the Company had $14,858,000 and $18,463,000, respectively, of unrecognized tax benefits ($9,111,000 and $13,202,000, respectively, in “Other long-term liabilities” and $5,747,000 and $5,261,000, respectively, in “Accrued expenses”).  Of these amounts, $12,867,000 and $14,813,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets and the federal tax benefit of state income tax items.

The Company’s liability for unrecognized tax benefits decreased by $2,349,000 and $3,605,000 during the three and nine months ended September 30, 2008, respectively, as a result of lapses in the applicable statutes of limitations and settlements of state tax contingencies with state tax authorities.  The decrease during the nine months ended September 30, 2008 was partially offset by an increase for tax positions taken during a prior period.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 2000 through 2007.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Income Taxes (continued)

As of September 30, 2008 and December 31, 2007, the Company accrued $4,813,000 and $4,489,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its benefit from income taxes and recognized related (benefit) and expense of ($282,000) and $268,000 for the three and nine months ended September 30, 2008, respectively, and expense of $336,000, $703,000 and $375,000 for the three months ended September 30, 2007, the period from  January 1 to June 14, 2007 and the period from June 15 to September 30, 2007, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of FIN 48, and it has not changed since the adoption of FIN 48.

The benefit from income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the third quarter of 2008 was 43.1% compared to 47.6% for the third quarter of 2007.  The decrease in the effective income tax rate is primarily due to a decrease in the expected FICA tax credit for employee-reported tips as a percentage of projected pretax loss.

The effective income tax rate for the first nine months of 2008 was 22.3% compared to (9.5)% and 49.6% for the periods from January 1 to June 14, 2007 and from June 15 to September 30, 2007, respectively.  The increase in the effective income tax rate for the nine months ended September 30, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in the current period.  Additionally, the $161,589,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of the Company stock, partially offset the increase in the effective income tax rate.  The decrease in the effective income tax rate for the nine months ended September 30, 2008 as compared to the period from June 15 to September 30, 2007 was due to the non-deductible goodwill impairment charge and to the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) in the prior period.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements

On June 14, 2007, in connection with the Merger, the Company issued senior notes in an aggregate principal amount of $550,000,000 under an indenture agreement. The notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (see Note 10). All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

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

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$95,880	$-	$34,527	$38,507	$-	$168,914
Current portion of restricted cash	-	-	4,958	-	-	4,958
Inventories	38,280	-	32,983	17,776	-	89,039
Deferred income tax assets	24,801	-	1,341	(17)	-	26,125
Other current assets	21,458	-	25,708	32,569	-	79,735
Total current assets	180,419	-	99,517	88,835	-	368,771
Restricted cash	6,975	-	-	-	-	6,975
Property, fixtures and equipment, net	26,955	-	698,404	399,215	-	1,124,574
Investments in and advances to
unconsolidated affiliates, net	1,066	-	-	25,291	-	26,357
Investments in Subsidiaries	-	-	1,844	-	(1,844)	-
Due from (to) Subsidiaries	2,472,644	-	-	-	(2,472,644)	-
Goodwill	-	-	560,655	341,627	-	902,282
Intangible assets, net	-	-	508,941	186,626	-	695,567
Other assets, net	142,284	-	22,202	45,849	-	210,335
Notes receivable collateral for
franchisee guarantee	-	-	-	33,150	-	33,150
Total assets	$2,830,343	$-	$1,891,563	$1,120,593	$(2,474,488)	$3,368,011

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND UNITHOLDER’S
EQUITY
Current Liabilities
Accounts payable	$7,017	$-	$101,030	$48,514	$-	$156,561
Sales taxes payable	44	-	8,695	3,347	-	12,086
Accrued expenses	54,165	-	81,799	27,607	-	163,571
Current portion of accrued
buyout liability	-	-	12,229	4,622	-	16,851
Unearned revenue	-	-	90,693	26,144	-	116,837
Income taxes payable	-	-	-	1,100	-	1,100
Current portion of long-term debt	81,450	-	4,031	1,662	-	87,143
Current portion of guaranteed debt	-	-	-	33,283	-	33,283
Total current liabilities	142,676	-	298,477	146,279	-	587,432
Partner deposit and accrued
buyout liability	-	-	82,716	27,865	-	110,581
Deferred rent	828	-	28,439	16,492	-	45,759
Deferred income tax liability	66,945	-	159,577	(5,794)	-	220,728
Long-term debt	1,748,725	550,000	16,144	1,785	(550,000)	1,766,654
Guaranteed debt	2,495	-	-	-	-	2,495
Accumulated losses in Subsidiaries
in excess of investment	132,948	-	-	1,202	(134,150)	-
Due to (from) Subsidiaries	238,654	-	1,165,885	1,068,105	(2,472,644)	-
Other long-term liabilities, net	147,919	-	76,332	31,370	-	255,621
Total liabilities	2,481,190	550,000	1,827,570	1,287,304	(3,156,794)	2,989,270
Minority interests in consolidated
entities	-	-	-	29,588	-	29,588
Unitholder’s Equity
Additional paid-in capital	646,953	(550,000)	-	-	550,000	646,953
(Accumulated deficit) retained earnings	(282,532)	-	63,993	(181,031)	117,038	(282,532)
Accumulated other comprehensive
(loss) income	(15,268)	-	-	(15,268)	15,268	(15,268)
Total unitholder’s equity	349,153	(550,000)	63,993	(196,299)	682,306	349,153
	$2,830,343	$-	$1,891,563	$1,120,593	$(2,474,488)	$3,368,011

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

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

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	THREE MONTHS ENDED SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$679,158	$262,589	$-	$941,747
Other revenues	-	-	1,892	4,896	-	6,788
Total revenues	-	-	681,050	267,485	-	948,535
Costs and expenses
Cost of sales	(520)	-	253,088	87,890	-	340,458
Labor and other related	(3,269)	-	193,133	75,544	-	265,408
Other restaurant operating	-	-	183,793	72,177	-	255,970
Depreciation and amortization	630	-	30,117	16,801	-	47,548
General and administrative	17,913	-	27,705	17,205	-	62,823
Provision for impaired assets
and restaurant closings	-	-	9,162	6,115	-	15,277
Loss from operations
of unconsolidated affiliates	901	-	-	465	-	1,366
Total costs and expenses	15,655	-	696,998	276,197	-	988,850
Loss from operations	(15,655)	-	(15,948)	(8,712)	-	(40,315)
Equity in (losses) earnings of subsidiaries	(33,845)	-	63	(741)	34,523	-
Other expense, net	-	-	(20)	(6,371)	-	(6,391)
Interest income	1,684	-	408	1,688	(2,351)	1,429
Interest expense	(35,684)	-	(2,228)	(1,003)	2,351	(36,564)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(83,500)	-	(17,725)	(15,139)	34,523	(81,841)
(Benefit) provision for income taxes	(36,863)	-	195	1,412	-	(35,256)
(Loss) income before minority interest in
consolidated entities' income	(46,637)	-	(17,920)	(16,551)	34,523	(46,585)
Minority interest in consolidated
entities' income	-	-	-	52	-	52
Net (loss) income	$(46,637)	$-	$(17,920)	$(16,603)	$34,523	$(46,637)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	NINE MONTHS ENDED SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,189,143	$827,686	$-	$3,016,829
Other revenues	-	-	9,328	8,368	-	17,696
Total revenues	-	-	2,198,471	836,054	-	3,034,525
Costs and expenses
Cost of sales	(134)	-	791,540	277,110	-	1,068,516
Labor and other related	(5,707)	-	612,413	235,741	-	842,447
Other restaurant operating	-	-	560,102	216,883	-	776,985
Depreciation and amortization	1,922	-	89,900	49,767	-	141,589
General and administrative	44,536	-	87,988	56,779	-	189,303
Provision for impaired assets
and restaurant closings	-	-	22,500	181,958	-	204,458
Loss (income) from operations
of unconsolidated affiliates	2,105	-	-	(3,984)	-	(1,879)
Total costs and expenses	42,722	-	2,164,443	1,014,254	-	3,221,419
(Loss) income from operations	(42,722)	-	34,028	(178,200)	-	(186,894)
Equity in (losses) earnings of subsidiaries	(160,093)	-	822	(1,461)	160,732	-
Other expense, net	-	-	(19)	(10,177)	-	(10,196)
Interest income	6,274	-	1,549	3,780	(7,727)	3,876
Interest expense	(104,577)	-	(6,467)	(3,034)	7,727	(106,351)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(301,118)	-	29,913	(189,092)	160,732	(299,565)
(Benefit) provision for income taxes	(68,119)	-	1,008	373	-	(66,738)
(Loss) income before minority interest in
consolidated entities' income	(232,999)	-	28,905	(189,465)	160,732	(232,827)
Minority interest in consolidated
entities' income	-	-	-	172	-	172
Net (loss) income	$(232,999)	$-	$28,905	$(189,637)	$160,732	$(232,999)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	THREE MONTHS ENDED SEPTEMBER 30, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$730,231	$271,220	$-	$1,001,451
Other revenues	-	-	5,825	1,712	(2,416)	5,121
Total revenues	-	-	736,056	272,932	(2,416)	1,006,572
Costs and expenses
Cost of sales	-	-	268,393	90,987	-	359,380
Labor and other related	9,712	-	198,130	75,219	-	283,061
Other restaurant operating	-	-	180,500	70,342	(2,416)	248,426
Depreciation and amortization	2,149	-	28,446	14,610	-	45,205
General and administrative	12,725	-	29,383	17,217	-	59,325
Provision for impaired assets
and restaurant closings	-	-	112	2,344	-	2,456
Loss (income) from operations
of unconsolidated affiliates	1,316	-	(3)	(1,089)	-	224
Total costs and expenses	25,902	-	704,961	269,630	(2,416)	998,077
(Loss) income from operations	(25,902)	-	31,095	3,302	-	8,495
Equity in earnings (losses) of subsidiaries	32,058	-	(1,433)	(184)	(30,441)	-
Other (expense) income, net	(250)	-	250	-	-	-
Interest income	3,079	-	(77)	487	(1,088)	2,401
Interest expense	(42,778)	-	(1,501)	(556)	1,088	(43,747)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' loss	(33,793)	-	28,334	3,049	(30,441)	(32,851)
(Benefit) provision for income taxes	(17,109)	-	294	1,185	-	(15,630)
(Loss) income before minority interest in
consolidated entities' loss	(16,684)	-	28,040	1,864	(30,441)	(17,221)
Minority interest in consolidated
entities' loss	-	-	(20)	(517)	-	(537)
Net (loss) income	$(16,684)	$-	$28,060	$2,381	$(30,441)	$(16,684)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO SEPTEMBER 30, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$881,728	$318,386	$-	$1,200,114
Other revenues	-	-	6,502	1,870	(2,416)	5,956
Total revenues	-	-	888,230	320,256	(2,416)	1,206,070
Costs and expenses
Cost of sales	-	-	322,290	106,771	-	429,061
Labor and other related	9,914	-	240,589	87,877	-	338,380
Other restaurant operating	-	-	218,704	80,868	(2,416)	297,156
Depreciation and amortization	2,398	-	33,608	17,057	-	53,063
General and administrative	14,910	-	36,071	19,632	-	70,613
Provision for impaired assets
and restaurant closings	-	-	862	2,358	-	3,220
Loss (income) from operations
of unconsolidated affiliates	1,158	-	(8)	(1,289)	-	(139)
Total costs and expenses	28,380	-	852,116	313,274	(2,416)	1,191,354
(Loss) income from operations	(28,380)	-	36,114	6,982	-	14,716
Equity in earnings (losses) of subsidiaries	39,779	-	353	-	(40,132)	-
Other (expense) income, net	(250)	-	250	-	-	-
Interest income	4,087	-	-	690	(1,506)	3,271
Interest expense	(50,267)	-	(1,898)	(752)	1,506	(51,411)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' loss	(35,031)	-	34,819	6,920	(40,132)	(33,424)
(Benefit) provision for income taxes	(18,487)	-	325	1,569	-	(16,593)
(Loss) income before minority interest in
consolidated entities' loss	(16,544)	-	34,494	5,351	(40,132)	(16,831)
Minority interest in consolidated
entities' loss	-	-	-	(287)	-	(287)
Net (loss) income	$(16,544)	$-	$34,494	$5,638	$(40,132)	$(16,544)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	NINE MONTHS ENDED SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$49,218	$-	$(72,339)	$5,097	$61,463	$43,439

Cash flows provided by (used in)
investing activities:
Purchase of Company-owned
life insurance	(879)	-	-	-	-	(879)
Acquisitions of liquor licenses	-	-	(1,054)	(844)	-	(1,898)
Proceeds from sale-leaseback transaction	8,100	-	-	-	-	8,100
Capital expenditures	(2,146)	-	(43,344)	(43,095)	-	(88,585)
Proceeds from the sale of property,
fixtures and equipment	-	-	9,753	-	-	9,753
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	116,428	-	2,953	-	-	119,381
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(90,623)	-	(3,882)	-	-	(94,505)
Payments from unconsolidated affiliates	13	-	-	298	-	311
Investments in and advances to
unconsolidated affiliates	(1,067)	-	-	-	-	(1,067)
Net cash provided by (used in)
investing activities	29,826	-	(35,574)	(43,641)	-	(49,389)

Cash flows provided by (used in)
financing activities:
Proceeds from issuance of long-term debt	30,000	-	-	34	-	30,034
Repayments of long-term debt	(9,825)	-	(2,051)	(1,002)	-	(12,878)
Proceeds from minority interest
contributions	-	-	-	786	-	786
Distributions to minority interest	-	-	-	(5,974)	-	(5,974)
Decrease in partner deposit and
accrued buyout liability	(3,339)	-	(3,514)	(1,355)	-	(8,208)
Net cash provided by (used in)
financing activities	16,836	-	(5,565)	(7,511)	-	3,760
Net increase (decrease) in cash
and cash equivalents	95,880	-	(113,478)	(46,055)	61,463	(2,190)
Cash and cash equivalents at the
beginning of the period	-	-	148,005	84,562	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$95,880	$-	$34,527	$38,507	$-	$168,914

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO SEPTEMBER 30, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(1,428,522)	$-	$876,722	$655,408	$(93,646)	$9,962

Cash flows used in investing activities:
Maturities and sales of
investment securities	839	-	-	-	-	839
Purchase of Company-owned life
insurance	(63,932)	-	-	-	-	(63,932)
Acquisition of OSI	(835,240)	-	(1,629,831)	(627,203)	-	(3,092,274)
Proceeds from sale-leaseback
transaction	-	-	872,014	53,076	-	925,090
Capital expenditures	(2,509)	-	(16,477)	(37,600)	-	(56,586)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	68,431	-	-	-	-	68,431
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(77,934)	-	-	-	-	(77,934)
Payments from unconsolidated affiliates	1	-	8	-	-	9
Investments in and advances to
unconsolidated affiliates	(2,133)	-	-	(2,784)	-	(4,917)
Net cash used in investing activities	(912,477)	-	(774,286)	(614,511)	-	(2,301,274)

Cash flows provided by (used in)
financing activities:
Proceeds from issuance of
long-term debt	17,825	-	42	33	-	17,900
Proceeds from the issuance of senior
secured term loan facility	1,310,000	-	-	-	-	1,310,000
Proceeds from the issuance of
revolving lines of credit	11,500	-	-	-	-	11,500
Proceeds from the issuance of
senior notes	550,000	-	-	-	-	550,000
Repayments of long-term debt	(151,291)	-	(664)	(63)	-	(152,018)
Deferred financing fees	(66,963)	-	-	-	-	(66,963)
Contributions from KHI	42,413	-	-	-	-	42,413
Proceeds from minority interest
contributions	-	-	-	674	-	674
Distributions to minority interest	-	-	-	(2,905)	-	(2,905)
Decrease in partner deposit and
accrued buyout liability	-	-	(1,356)	(26)	-	(1,382)
Proceeds from the issuance of
common stock	600,373	-	-	-	-	600,373
Net cash provided by (used in)
financing activities	2,313,857	-	(1,978)	(2,287)	-	2,309,592
Net (decrease) increase in cash
and cash equivalents	(27,142)	-	100,458	38,610	(93,646)	18,280
Cash and cash equivalents at the
beginning of the period	27,142	-	18,645	21,681	(24,638)	42,830
Cash and cash equivalents at the
end of the period	$-	$-	$119,103	$60,291	$(118,284)	$61,110

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Unaudited Consolidating Financial Statements (continued)

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
Investments in and advances to
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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Commitments and Contingencies

The Company’s consolidated financial statements include the accounts and operations of its Roy’s consolidated joint venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party which the Company is required to guarantee.  The guarantee provides the Company control through its collateral interest in the joint venture partner’s membership interest.  As a result of the Company’s controlling financial interest in this venture, it is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the consolidated statements of operations entitled “Minority interest in consolidated entities’ income (loss).” All material intercompany balances and transactions have been eliminated.

Pursuant to the Company’s joint venture agreement for the development of Roy’s restaurants, RY-8, its joint venture partner, has the right to require the Company to purchase up to 25% of RY-8’s interests in the joint venture at any time after June 17, 2004 and up to another 25% (total 50%) of its interests in the joint venture at any time after June 17, 2009.  The purchase price to be paid by the Company would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

The Company has made interest payments and paid line of credit renewal fees totaling approximately $2,034,000 and has made capital expenditures for additional restaurant development on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.

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

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on the Company’s financial position or results of operations and cash flows.  In addition, the Company is subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on the Company’s financial condition.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Commitments and Contingencies (continued)

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

In 2007, the Company was served with five separate putative class action complaints in various United States District Courts alleging violations of the Fair and Accurate Credit Transactions Act, or FACTA, on behalf of customers of certain concepts. In 2008, four of the five complaints were deemed consolidated for all pre-trial purposes after the Company’s motion to consolidate cases before a single judge was granted. FACTA restricts, among other things, the credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. Each suit alleged that the defendants violated a provision of FACTA by including more information on the electronically printed credit and debit card receipts provided to customers than is permitted under FACTA. These lawsuits were among a number of lawsuits with similar allegations that were filed against large retailers and foodservice operators, among others, as a result of the implementation of FACTA, which became fully effective as of December 4, 2006.

On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 (the “Act”) was signed into law. The Act provides that entities that printed an expiration date on credit and debit card receipts and truncated the credit or debit card number were not in willful non-compliance with FACTA and therefore are not liable for statutory damages. As a result of the Act, all of the above FACTA cases were settled for nominal amounts in the fiscal quarter ending September 30, 2008.

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

 OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.           Related Parties

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees of $2,600,000 and $7,273,000 for the three and nine months ended September 30, 2008, respectively, $2,445,000 for the three months ended September 30, 2007 and $2,869,000 for the period from June 15 to September 30, 2007 were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

In October 2007, the Company entered into an agreement in principle to sell the majority of its interest in its Lee Roy Selmon’s concept to an investor group led by Lee Roy Selmon and Peter Barli, President of the concept. The agreement in principle has expired, and the Company is no longer in discussions with this investor group.

In February 2008, the Company purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in its Outback Steakhouse catering operations from one of its area operating partners for $3,615,000. In April 2008, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from the Company to its direct owner, OSI HoldCo, Inc.  In July 2008, OSI HoldCo, Inc. repaid the loan.

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

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also board members of the Company and of KHI.  In conjunction with the sale of the aircraft, the Company entered into a lease agreement with Billabong in which the Company may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, the Company must supply its own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft will be deferred and recognized ratably over a five-year period.  As of September 30, 2008, the Company had paid $105,000 to Billabong for use of the aircraft.

Prior to the Merger, the Company was a party to a Stock Redemption Agreement with each of its Founders, which provided that following a Founder’s death, the personal representative of the Founder had the right to require the Company to purchase the Company’s common stock beneficially owned by the Founder at the date of death. The Company’s obligation to purchase common stock beneficially owned by the Founders was funded by key-man life insurance policies on the life of each of the Founders.  These policies were owned by the Company and provided a death benefit of $30,000,000 per Founder. In connection with the Merger, the Stock Redemption Agreements were terminated and on September 5, 2008, the Company surrendered the key-man insurance policies for approximately $5,900,000, the cash value at that date.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.           Subsequent Events

On October 6, 2008, the Company paid $6,450,000 to PRP for the remaining two restaurant properties included in the PRP Sale-Leaseback Transaction (see Note 2).

On October 16, 2008, the Company executed an asset purchase agreement to sell certain non-restaurant operations that were previously subject to a licensing agreement. The Company sold tangible assets with no remaining book value and relinquished the right to receive cumulative future license fees of $6,000,000 over the remaining term of the licensing agreement in exchange for a cash payment of $2,900,000. In conjunction with this transaction, the previous licensing agreement was terminated and a new three-year licensing agreement for use of one Company trademark was signed. The Company recorded a gain of approximately $800,000 from this sale in October 2008.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact the Company’s consolidated financial statements.

Subsequent to the end of the third quarter, the Company committed $1,260,000 of its working capital revolving credit facility for the issuance of two short-term letters of credit for two of its energy providers (see Note 10).

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

Overview

We are one of the largest casual dining restaurant companies in the world, with eight restaurant concepts, nearly 1,500 system-wide restaurants and revenues for Company-owned restaurants exceeding $1.9 billion for the period from January 1 to June 14, 2007 and $2.2 billion for the period from June 15 to December 31, 2007. We operate in 49 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises. Our primary concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  Our other non-core concepts include Roy’s, Cheeseburger in Paradise, Lee Roy Selmon’s and Blue Coral Seafood and Spirits.  Our long-range plan is to exit these non-core concepts, but we do not have an established timeframe within which this will occur.

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

The recent disruptions in the financial markets, including the subprime mortgage crisis and the bankruptcy or restructuring of certain financial institutions, pose challenges to our business as consumer confidence and spending, availability of credit, interest rates, foreign currency exchanges rates and other items are adversely impacted (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Promotion of our Outback Steakhouse and Carrabba’s Italian Grill restaurants is assisted by the use of national and spot television and radio media, which we have also begun to use in certain markets for our Bonefish Grill brand. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and smaller brands. We now offer “off the menu” daily specials at our Outback Steakhouses.  These specials reflect a range of entrées and price points, and we believe they provide new reasons for customers to come back to Outback Steakhouse more often.  We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers an experience that we believe reaches beyond the existing interpretation of Australia and the Outback in our restaurants, and it is expressed in updated fabrics, textures, art, lighting, props and murals. Our advertising spending is targeted to promote and maintain brand image and develop consumer awareness. We strive to increase sales through excellence in execution. Our marketing strategy of getting people to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

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

Our consolidated operating results are affected by the growth of our smaller brands.  As we continue to develop and expand restaurant concepts at different rates, our cost of sales, labor costs, restaurant operating expenses and income from operations change from the mix of brands in our portfolio with slightly different operating characteristics.  Labor and related expenses as a percentage of restaurant sales are higher at our newer format restaurants than have typically been experienced at Outback Steakhouses.  However, cost of sales as a percentage of restaurant sales at those restaurants is lower than those at Outback Steakhouse.  These trends are expected to continue with our planned development of restaurants.

Our industry’s challenges and risks include, but are not limited to, economic conditions, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, and commodity pricing. Additionally, our planned development schedule is subject to risk because of significant real estate and construction costs and the availability of capital, and our results are affected by consumer tolerance of price increases. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI, which is controlled by an investor group comprised of affiliates of Bain Capital and Catterton, our Founders and certain members of management.  On May 21, 2007, this agreement was amended to provide for increased merger consideration of $41.15 per share in cash, payable to all shareholders except our Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.

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

Our assets and liabilities were assigned values, part carryover basis pursuant to EITF No. 88-16, and part fair value, similar to a step acquisition, pursuant to EITF No. 90-12.  As a result, retained earnings and accumulated depreciation were zero after the allocation was completed.  Depreciation and amortization are higher in the Successor period due to these fair value assessments resulting in increases to the carrying value of property, plant and equipment and intangible assets.

Interest expense has increased substantially in the Successor period in connection with our new financing arrangements.  These arrangements include the issuance of senior notes in an aggregate principal amount of $550,000,000 and senior secured credit facilities with a syndicate of institutional lenders and financial institutions. The senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

Merger expenses of approximately $1,778,000, $33,174,000 and $2,175,000 for the three months ended September 30, 2007, the period from January 1 to June 14, 2007 and the period from June 15 to September 30, 2007, respectively, management fees of $2,600,000 and $7,273,000 for the three and nine months ended September 30, 2008, respectively, and management fees of $2,445,000 for the three months ended September 30, 2007 and $2,869,000 for the period from June 15 to September 30, 2007 were included in General and administrative expenses in our Consolidated Statements of Operations and reflect primarily the professional service costs incurred in connection with the Merger and the management services provided by our Management Company (see “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

We identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as we had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, we were required to notify PRP of the intent to repurchase such properties at the original purchase price.  We included approximately $17,825,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2007. The lease payments made pursuant to the lease agreement were treated as interest expense until the requirements for sale-leaseback treatment were achieved or we notified PRP of the intent to repurchase the properties.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  We notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  Since the payment was not required to be made as of September 30, 2008, we included $6,450,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in our Consolidated Balance Sheet at September 30, 2008.  On October 6, 2008, we paid $6,450,000 to PRP for these remaining two restaurant properties.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth our combined, consolidated results of operations for the nine months ended September 30, 2007.  The nine months ended September 30, 2007 includes the results of operations for the period from January 1, 2007 to June 14, 2007 of the Predecessor and the results of operations for the period from June 15, 2007 to September 30, 2007 of the Successor on a combined basis.

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

The following table presents our consolidated results of operations for the periods from January 1, 2007 to June 14, 2007 (Predecessor) and June 15, 2007 to September 30, 2007 (Successor) and the combination of the results of these periods (in thousands):

			NON-GAAP
			COMBINED
			PREDECESSOR/
	PREDECESSOR	SUCCESSOR	SUCCESSOR
	PERIOD	PERIOD	NINE
	FROM	FROM	MONTHS
	JANUARY 1 to	JUNE 15 to	ENDED
	JUNE 14,	SEPTEMBER 30,	SEPTEMBER 30,
	2007	2007	2007
Revenues
Restaurant sales	$1,916,689	$1,200,114	$3,116,803
Other revenues	9,948	5,956	15,904
Total revenues	1,926,637	1,206,070	3,132,707
Costs and expenses
Cost of sales	681,455	429,061	1,110,516
Labor and other related	540,281	338,380	878,661
Other restaurant operating	440,545	297,156	737,701
Depreciation and amortization	74,846	53,063	127,909
General and administrative	158,147	70,613	228,760
Provision for impaired assets and restaurant closings	8,530	3,220	11,750
Loss (income) from operations of unconsolidated affiliates	692	(139)	553
Total costs and expenses	1,904,496	1,191,354	3,095,850
Income from operations	22,141	14,716	36,857
Interest income	1,561	3,271	4,832
Interest expense	(6,212)	(51,411)	(57,623)
Income (loss) before benefit from income taxes and
minority interest in consolidated entities' income (loss)	17,490	(33,424)	(15,934)
Benefit from income taxes	(1,656)	(16,593)	(18,249)
Income (loss) before minority interest in
consolidated entities' income (loss)	19,146	(16,831)	2,315
Minority interest in consolidated entities' income (loss)	1,685	(287)	1,398
Net income (loss)	$17,461	$(16,544)	$917

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

				NON-GAAP
				COMBINED
				PREDECESSOR/
	SUCCESSOR			SUCCESSOR
	THREE	THREE	NINE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008	2007
Revenues
Restaurant sales	99.3%	99.5%	99.4%	99.5%
Other revenues	0.7	0.5	0.6	0.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	36.2	35.9	35.4	35.6
Labor and other related (1)	28.2	28.3	27.9	28.2
Other restaurant operating (1)	27.2	24.8	25.8	23.7
Depreciation and amortization	5.0	4.5	4.7	4.1
General and administrative	6.6	5.9	6.2	7.3
Provision for impaired assets and restaurant closings	1.6	0.2	6.7	0.4
Income (loss) from operations of unconsolidated affiliates	0.1	*	(0.1)	*
Total costs and expenses	104.3	99.2	106.2	98.8
(Loss) income from operations	(4.3)	0.8	(6.2)	1.2
Other expense, net	(0.7)	-	(0.3)	-
Interest income	0.2	0.2	0.1	0.1
Interest expense	(3.8)	(4.3)	(3.5)	(1.8)
Loss before benefit from income taxes and
minority interest in consolidated entities' income (loss)	(8.6)	(3.3)	(9.9)	(0.5)
Benefit from income taxes	(3.7)	(1.5)	(2.2)	(0.6)
(Loss) income before minority interest in
consolidated entities' income (loss)	(4.9)	(1.8)	(7.7)	0.1
Minority interest in consolidated entities' income (loss)	*	(0.1)	*	0.1
Net (loss) income	(4.9)%	(1.7)%	(7.7)%	* %
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 5.2% and 2.7% for the three and nine months ended September 30, 2008, respectively, compared with the corresponding periods in 2007.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

				NON-GAAP
				COMBINED
				PREDECESSOR/
	SUCCESSOR			SUCCESSOR
	THREE	THREE	NINE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008	2007
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouses
Domestic	$512	$554	$1,648	$1,728
International	77	80	233	243
Total	589	634	1,881	1,971
Carrabba's Italian Grills	159	168	519	530
Bonefish Grills	94	93	295	278
Fleming's Prime Steakhouse and Wine Bars	48	48	160	158
Other restaurants	52	59	162	180
Total Company-owned restaurant sales	$942	$1,002	$3,017	$3,117

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following information presents the second component of system-wide sales, sales of franchised and unconsolidated development joint venture restaurants.  These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total income.  Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percentage of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of OSI Restaurant Partners, LLC, and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

				NON-GAAP
				COMBINED
				PREDECESSOR/
	SUCCESSOR			SUCCESSOR
	THREE	THREE	NINE	NINE
	MONTHS	MONTHS	MONTHS	MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007	2008	2007
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouses
Domestic	$78	$86	$251	$269
International	43	34	119	94
Total	121	120	370	363
Bonefish Grills	4	4	12	13
Total franchise and development joint venture sales (1)	$125	$124	$382	$376
Income from franchise and development joint ventures (2)	$6	$6	$19	$16
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Loss (income) from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following table reflects the number of full-service restaurants by concept and ownership structures as of September 30, 2008 and 2007:

	SUCCESSOR
	SEPTEMBER 30,
	2008	2007
Number of restaurants (at end of the period):
Outback Steakhouses
Company-owned - domestic	688	687
Company-owned - international	131	127
Franchised and development joint venture - domestic	107	108
Franchised and development joint venture - international	53	47
Total	979	969
Carrabba's Italian Grills
Company-owned	237	237
Bonefish Grills
Company-owned	145	131
Franchised and development joint venture	7	7
Total	152	138
Fleming’s Prime Steakhouse and Wine Bars
Company-owned	58	52
Other
Company-owned	73	76
System-wide total	1,499	1,472

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2008 (Successor) compared to three months ended September 30, 2007 (Successor)

REVENUES

Restaurant sales. Restaurant sales decreased by 6.0% or $59,704,000 during the three months ended September 30, 2008 as compared with the same period in 2007.  This decrease was primarily attributable to decreases in sales volume at existing restaurants and was partially offset by additional revenues of approximately $27,710,000 from the opening of 42 new restaurants after September 30, 2007.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended September 30, 2008 and 2007:

	SUCCESSOR
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
Average restaurant unit volumes (weekly):
Outback Steakhouses	$56,782	$61,523
Carrabba's Italian Grills	$51,052	$53,847
Bonefish Grills	$49,295	$54,975
Fleming's Prime Steakhouse and Wine Bars	$64,237	$71,963
Operating weeks:
Outback Steakhouses	9,036	9,010
Carrabba's Italian Grills	3,115	3,115
Bonefish Grills	1,897	1,690
Fleming's Prime Steakhouse and Wine Bars	749	672
Year to year percentage change:
Menu price increases:
Outback Steakhouses	3.9%	0.7%
Carrabba's Italian Grills	1.6%	2.6%
Bonefish Grills	1.8%	1.7%
Fleming's Prime Steakhouse and Wine Bars	4.1%	4.5%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-7.9%	1.3%
Carrabba's Italian Grills	-5.7%	-1.6%
Bonefish Grills	-10.2%	-2.7%
Fleming's Prime Steakhouse and Wine Bars	-9.7%	-2.5%

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, increased by 0.3% of restaurant sales to 36.2% in the third quarter of 2008 as compared with 35.9% in the same period in 2007.  Of the increase as a percentage of restaurant sales, 2.0% was due to increases in produce, seafood, beef, dairy and cooking oil costs and 0.1% resulted from certain promotions at Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  This increase as a percentage of restaurant sales was partially offset by general menu price increases that positively impacted cost of sales by 1.1% as a percentage of restaurant sales and certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives that positively impacted cost of sales by 0.7% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2008 (Successor) compared to three months ended September 30, 2007 (Successor) (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses decreased 0.1% as a percentage of restaurant sales to 28.2% in the third quarter of 2008 as compared with 28.3% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, approximately 0.7% was attributable to Outback Steakhouse cost savings initiatives, 0.4% was a result of decreases in PEP expense, 0.2% was due to reduced deferred compensation expenses and 0.2% was from a decrease in worker’s compensation insurance expense and a reduction in distribution expense to managing partners.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.7% as a result of declines in average unit volumes, 0.3% for an increase in health insurance costs and 0.3% from higher kitchen and service labor costs.  Additionally, increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba’s Italian Grills, increased labor and other related expenses by 0.1% as a percentage of restaurant sales compared to the third quarter of 2007.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 2.4% to 27.2% as a percentage of restaurant sales in the third quarter of 2008 as compared with 24.8% in the same period in 2007.  Of the increase as a percentage of restaurant sales, approximately 1.0% was from declines in average unit volumes, 0.6% was due to increases in advertising expenses, 0.3% resulted from higher utility costs, 0.3% was attributable to an increase in general liability insurance expense, 0.2% resulted from greater repair and maintenance and supply costs and 0.1% was due to higher occupancy costs.  The increase was partially offset by a decrease as a percentage of restaurant sales of 0.1% from a reduction in pre-opening costs.

Depreciation and amortization. Depreciation and amortization costs increased 0.5% as a percentage of total revenues to 5.0% in the third quarter of 2008 as compared with 4.5% in the same period in 2007.  This increase occurred as a result of declines in average unit volumes, additional expense from the opening of new restaurants and higher depreciation costs for certain of our newer restaurant formats, which have higher average construction costs than Outback Steakhouses.

General and administrative. General and administrative costs increased by $3,498,000 to $62,823,000 in the third quarter of 2008 as compared with $59,325,000 in the same period in 2007.  This increase primarily resulted from a loss of $6,500,000 on the cash surrender value of life insurance and an increase of $4,600,000 in legal and bonus expenses.  The increase was partially offset by a reduction of $1,500,000 in distribution expense to area operating partners and savings realized from the non-recurrence of certain expenses from the third quarter of 2007 such as $2,200,000 of consulting and professional fees and $1,400,000 of deferred compensation expense for corporate employees.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2008 (Successor) compared to three months ended September 30, 2007 (Successor) (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings.  During the third quarter of 2008 and 2007, we recorded a provision for impaired assets and restaurant closings of $15,277,000 and $2,456,000, respectively, for impairment charges for certain of our restaurants.  These fixed asset impairment charges occurred as a result of the book value of an asset group exceeding its estimated fair value.  Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently of other asset groups.  Restaurant fair value is determined based on estimates of future cash flows.

Loss (income) from operations of unconsolidated affiliates.  Loss (income) from operations of unconsolidated affiliates represents our portion of net loss (income) from restaurants operated as development joint ventures. Loss from development joint ventures increased by $1,142,000 in the third quarter of 2008 compared to the same period in 2007 primarily as a result of a decrease in income from our joint venture in Brazil.

Other expense, net.  Other expense, net, for the three months ended September 30, 2008, included foreign currency transaction losses of $6,391,000 on international investments.

Interest expense. Interest expense was $36,564,000 in the third quarter of 2008 as compared with $43,747,000 in the same period in 2007. The decrease in interest expense resulted from lower interest rates in the third quarter of 2008 compared with the third quarter of 2007.  Interest expense for the quarters ended September 30, 2008 and 2007 included approximately $317,000 and $487,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Benefit from income taxes.  The benefit from income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the third quarter of 2008 was 43.1% compared to 47.6% for the third quarter of 2007.  The decrease in the effective income tax rate is primarily due to a decrease in the expected FICA tax credit for employee-reported tips as a percentage of projected pretax loss.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2008 (Successor) compared to nine months ended September 30, 2007 (Combined)

REVENUES

Restaurant sales.  Restaurant sales decreased by 3.2% or $99,974,000 during the first nine months of 2008 as compared with the same period in 2007.  This decrease was primarily attributable to decreases in sales volume at existing restaurants and was partially offset by additional revenues of approximately $65,177,000 from the opening of 42 new restaurants after September 30, 2007.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the nine months ended September 30, 2008 and 2007:

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR
	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007
Average restaurant unit volumes (weekly):
Outback Steakhouses	$61,252	$64,791
Carrabba's Italian Grills	$55,930	$57,877
Bonefish Grills	$53,807	$58,165
Fleming's Prime Steakhouse and Wine Bars	$73,136	$81,815
Operating weeks:
Outback Steakhouses	26,930	26,683
Carrabba's Italian Grills	9,283	9,158
Bonefish Grills	5,479	4,782
Fleming's Prime Steakhouse and Wine Bars	2,181	1,932
Year to year percentage change:
Menu price increases:
Outback Steakhouses	3.6%	0.5%
Carrabba's Italian Grills	1.6%	2.9%
Bonefish Grills	1.5%	1.7%
Fleming's Prime Steakhouse and Wine Bars	4.1%	5.6%
Same-store sales (stores open 18 months or more):
Outback Steakhouses	-5.2%	0.3%
Carrabba's Italian Grills	-3.2%	-1.3%
Bonefish Grills	-7.3%	-1.4%
Fleming's Prime Steakhouse and Wine Bars	-8.1%	1.1%

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 0.2% of restaurant sales to 35.4% in the first nine months of 2008 as compared with 35.6% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, 1.0% was a result of general menu price increases and 0.5% was due to the impact of certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives.  This decrease as a percentage of restaurant sales was partially offset by increases in seafood, beef, dairy, produce and cooking oil costs that negatively impacted cost of sales by 1.3% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2008 (Successor) compared to nine months ended September 30, 2007 (Combined) (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and other stock-based and incentive compensation expenses.  Labor and other related expenses decreased 0.3% as a percentage of restaurant sales to 27.9% in the first nine months of 2008 as compared with 28.2% in the same period in 2007.  Of the decrease as a percentage of restaurant sales, approximately 0.5% was attributable to Outback Steakhouse cost savings initiatives, 0.4% was due to reduced deferred compensation expenses, 0.3% was a result of decreases in PEP expense and 0.2% was from a reduction in distribution expense to managing partners.  The decrease was partially offset by increases as a percentage of restaurant sales of approximately 0.4% from higher kitchen and service labor costs, 0.4% as a result of declines in average unit volumes and 0.2% for an increase in health insurance costs.  Additionally, increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouses and Carrabba’s Italian Grills, increased labor and other related expenses by 0.1% as a percentage of restaurant sales compared to the third quarter of 2007.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 2.1% to 25.8% as a percentage of restaurant sales in the first nine months of 2008 as compared with 23.7% in the same period in 2007.  Of the increase as a percentage of restaurant sales, approximately 1.4% was attributable to increased cash and non-cash rent charges from PRP and increases in other occupancy costs, 0.6% was from declines in average unit volumes, 0.2% was due to higher utilities costs, 0.1% was attributable to increases in advertising expenses and 0.1% resulted from amortization of net favorable leases and an increase in the proportion of new format restaurants and international Outback Steakhouses in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouses and Carrabba's Italian Grills.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.2% from a reduction in pre-opening costs and 0.1% for lower supply and repair and maintenance costs.

Depreciation and amortization. Depreciation and amortization costs increased 0.6% as a percentage of total revenues to 4.7% in the first nine months of 2008 as compared with 4.1% in the same period in 2007.  As a result of the Merger, our assets and liabilities were assigned new values which are part carryover basis and part fair value basis as of the closing date, June 14, 2007.  Depreciation and amortization costs as a percentage of total revenues increased as a result of these fair value assessments that caused increases to the carrying value of our property, plant and equipment and intangible assets.  Additionally, increased depreciation expense as a percentage of total revenues resulted from declines in average unit volumes, the opening of new restaurants and higher depreciation costs for certain of our newer restaurant formats, which have higher average construction costs than Outback Steakhouses.

General and administrative. General and administrative costs decreased by $39,457,000 to $189,303,000 in the first nine months of 2008 as compared with $228,760,000 in the same period in 2007.  This decrease primarily was attributable to savings realized from the non-recurrence of certain expenses from the first nine months of 2007 such as $35,349,000 of Merger expenses, $6,500,000 of deferred compensation expense for corporate employees and $9,900,000 of consulting and professional fees.  Other general and administrative costs decreases resulted from a $6,662,000 offsetting gain from the sale of land in Las Vegas, Nevada in the first nine months of 2008 and a reduction of $3,000,000 in distribution expense to area operating partners.  These decreases were partially offset by a loss of $11,200,000 on the cash surrender value of life insurance, $4,400,000 of additional corporate payroll in the first nine months of 2008 and $4,400,000 of additional management fees incurred in the first nine months of 2008 as a result of the Merger.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2008 (Successor) compared to nine months ended September 30, 2007 (Combined) (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings.  During the nine months ended September 30, 2008, we recorded a provision for impaired assets and restaurant closings of $204,458,000 which included $161,589,000 of goodwill impairment charges for the international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts, $3,037,000 of impairment charges for the Carrabba’s Italian Grill trade name, $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits trademark and $36,370,000 of impairment charges for certain of our restaurants.  A provision of $11,750,000 was recorded during the first nine months of 2007 which included $10,745,000 of impairment charges for certain of our restaurants and an impairment charge of $1,005,000 related to one of our corporate aircraft.

Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  We also used the discounted cash flow method to determine the fair value of our intangible assets.  The goodwill and trade name impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants and a challenging environment for the restaurant industry.  The fixed asset impairment charges occurred as a result of the book value of an asset group exceeding its estimated fair value.  Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently of other asset groups.  Restaurant fair value is determined based on estimates of future cash flows.

Loss (income) from operations of unconsolidated affiliates. Loss (income) from operations of unconsolidated affiliates represents our portion of net loss (income) from restaurants operated as development joint ventures. Income from development joint ventures increased by $2,432,000 in the first nine months of 2008 compared to the same period in 2007 primarily as a result of an increase in income from our joint venture in Brazil.

Other expense, net.  Other expense, net, for the nine months ended September 30, 2008, included foreign currency transaction losses of $10,196,000 on international investments.

Interest expense.  Interest expense was $106,351,000 in the first nine months of 2008 as compared with $57,623,000 in the same period in 2007. The increase in interest expense resulted from a significant increase in outstanding debt as a result of the Merger.  Interest expense for the nine months ended September 30, 2008 and 2007 included approximately $846,000 and $1,453,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

Benefit from income taxes.  The benefit from income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the first nine months of 2008 was 22.3% compared to (9.5)% and 49.6% for the periods from January 1 to June 14, 2007 and from June 15 to September 30, 2007, respectively.  The increase in the effective income tax rate for the nine months ended September 30, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in the current period.  Additionally, the $161,589,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of our stock, partially offset the increase in the effective income tax rate.  The decrease in the effective income tax rate for the nine months ended September 30, 2008 as compared to the period from June 15 to September 30, 2007 was due to the non-deductible goodwill impairment charge and to the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) in the prior period.

Minority interest in consolidated entities’ income (loss). The allocation of minority owners’ income included in this line item represents the portion of income or loss from operations included in consolidated operating results attributable to the minority ownership interests in certain restaurants in which we have a controlling interest. As a percentage of total revenues, the income allocations were less than 0.1% for the first nine months of 2008 compared with 0.1% for the first nine months of 2007.  This decrease is primarily due to declining operating results at Fleming’s Prime Steakhouse and Wine Bar, Roy’s and Blue Coral Seafood and Spirits.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The non-current portion of restricted cash was $6,975,000 at September 30, 2008 as compared with $32,237,000 at December 31, 2007 with the decrease due primarily to the use of cash restricted for capital expenditures. Goodwill was $902,282,000 at September 30, 2008 as compared with $1,060,529,000 at December 31, 2007.  This decrease was due to an aggregate goodwill impairment loss of $161,589,000 recorded during the second quarter of 2008 for the international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.

Current liabilities totaled $587,432,000 at September 30, 2008 as compared with $589,341,000 at December 31, 2007.  This decrease primarily resulted from a $79,461,000 decline in unearned revenue which represents our liability for gift cards and certificates that have been sold but not yet redeemed and are recorded at the redemption value.  Our unearned revenue is lower at September 30, 2008 as compared to December 31, 2007 due to the seasonality of gift card sales.    The decline in current liabilities is partially offset by a $27,194,000 increase in accrued expenses due primarily to increases in accrued interest and accrued payroll and other compensation at September 30, 2008 as compared to December 31, 2007 and by a $52,168,000 increase in the current portion of long-term debt (see below).  The decline in long-term debt to $1,766,654,000 at September 30, 2008 from $1,808,475,000 at December 31, 2007 was primarily a result of classifying $75,000,000 of our term loans as current at September 30, 2008 due to our prepayment requirements.  This decline was partially offset by borrowing $30,000,000 from our working capital revolving credit facility as of September 30, 2008.  Other long-term liabilities, net totaled $255,621,000 at September 30, 2008 as compared with $233,031,000 at December 31, 2007.  This increase was primarily due to an increase in our accrued insurance liability.

Liquidity and Capital Resources

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS

We require capital primarily for principal and interest payments on our debt, prepayment requirements under our term loan facility (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), obligations related to our deferred compensation plans, the development of new restaurants, remodeling older restaurants, investments in technology and acquisitions of franchisees and joint venture partners.

The recent disruptions in the financial markets and the state of the economy may limit our access to liquidity as a result of adverse changes in the economy, including but not limited to: consumer confidence and spending patterns; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers.

Declines in consumer confidence and spending patterns have reduced and may continue to reduce our revenues and resulting cash flow from operations.  We have attempted to mitigate the impact of these declines by implementing various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to general and administrative expenses.  We have also developed new menu items to appeal to value-conscious consumers and have used marketing campaigns to promote these items.

Continued deterioration in the financial markets could adversely affect our ability to borrow under our revolving credit facilities.  At this time, none of our institutional lenders on our senior secured credit facilities have failed.  In consideration of current economic conditions, we borrowed $30,000,000 from our working capital revolving credit facility in the third quarter of 2008 and an additional $20,000,000 in October 2008 to ensure the availability of these funds.  We have invested the entire $50,000,000 in short-term investments.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

At September 30, 2008 and December 31, 2007, our Moody’s Applicable Corporate Rating was B2.  In October 2008, Standard & Poor's Ratings Services lowered our corporate credit rating to B- from B, and in November 2008, our Moody’s Applicable Corporate Rating was downgraded to Caa1.  Our credit agreement does not penalize us for a downgrade in our credit ratings.  We have not experienced a material change and do not anticipate experiencing a material change in vendor pricing or supply as a result of the downgrades in our credit ratings from Standard and Poor’s and Moody’s Investors Service.

Downgrades in our credit ratings and further disruptions in the financial markets could affect our ability to obtain future credit and the cost of that credit.  Within the next twelve months, three of our debt guarantees will be renegotiated or potentially terminated, as either the lines of credit that we guarantee expire or the debt for which we are a partial guarantor is assumed by a third party through an asset purchase agreement (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Depending on the outcome of the renegotiations and the asset purchase agreement, we may have to perform under our guarantees or consolidate additional debt on our Consolidated Balance Sheet.  At this time, we believe we have sufficient liquidity from our cash, short-term investments, restricted cash and available borrowing capacity on our revolving credit facilities to allow us to perform under the guarantees, if necessary.

Variable interest rates on the senior secured term loan facility fluctuated during the nine months ended September 30, 2008 (between 7.13% at December 31, 2007 and 6.00% at September 30, 2008).  Although the rates experienced an overall decline in 2008, they were higher at September 30, 2008 as compared with June 30, 2008 (5.13%).  The amount of required interest payments on our debt will change as interest rates fluctuate.

Current market conditions have impacted our foreign currency exchange rates.  We anticipate declines in our international operating results in the fourth quarter of 2008 and in 2009, partially due to the depreciation of foreign currency exchange rates for several countries in which we operate.

The challenging economy may adversely affect our suppliers and other third-party service providers.  At this time, however, we do not anticipate an interruption in supplies from our most significant vendors.  In October 2008, we committed $1,260,000 of our working capital revolving credit facility for the issuance of two short-term letters of credit for two of our energy providers.  We may have to extend additional letters of credit to our suppliers, and we currently have $20,700,000 remaining on our working capital revolving credit facility for the issuance of letters of credit. Our insurance reserves have not been affected by the disruptions in the financial markets, and we anticipate being able to renew our policies.  Any changes in our counterparty credit risk for our interest rate collar have been accounted for in the fair value measurement of the derivative (see “Fair Value Measurements” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the foreseeable future.  However, our ability to continue to meet these requirements will depend partially on our ability to achieve anticipated levels of revenue and cash flow and to manage costs.  If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face a substantial liquidity shortfall and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities, as described below, would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.  See “Risk Factors.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At September 30, 2008, we were in compliance with these covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to successfully reduce our costs, implement efficiency programs and improve our working capital management.  If, as a result of the economic challenges described above or otherwise, our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  In the event of this occurrence, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $88,585,000, $119,359,000 and $56,586,000 for the nine months ended September 30, 2008 and the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007, respectively.  We estimate that our capital expenditures will be approximately $220,000,000 or less in total for 2008 and 2009. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2008 and 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	NINE	PERIOD	PERIOD
	MONTHS	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	SEPTEMBER 30,	SEPTEMBER 30,	JUNE 14,
	2008	2007	2007
Net cash provided by operating activities	$43,439	$9,962	$155,633
Net cash used in investing activities	(49,389)	(2,301,274)	(119,753)
Net cash provided by (used in) financing activities	3,760	2,309,592	(87,906)
Net (decrease) increase in cash and cash equivalents	$(2,190)	$18,280	$(52,026)

Operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $43,439,000 compared to $155,633,000 and $9,962,000 for the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007, respectively. The decrease is primarily attributable to (1) an increase in cash paid for interest, which was $85,676,000 for the nine months ended September 30, 2008 compared to $6,443,000 and $30,994,000 for the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007, respectively, (2) an increase in cash paid for rent, which was $138,510,000 for the nine months ended September 30, 2008 compared to $50,809,000 and $48,932,000 for the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007, respectively and (3) lower restaurant income from operations.

Investing activities.

Net cash used in investing activities for the nine months ended September 30, 2008 was ($49,389,000) compared to ($119,753,000) and ($2,301,274,000) for the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007, respectively. Net cash used in investing activities for the nine months ended September 30, 2008 primarily includes capital expenditures of $88,585,000.  Net cash used in investing activities for the period from January 1 to June 14, 2007 primarily includes capital expenditures of $119,359,000. Net cash used in investing activities for the period from June 15 to September 30, 2007 primarily includes the acquisition of OSI for $3,092,274,000 and was partially offset by $925,090,000 in proceeds from sale-leaseback transactions.

Financing activities.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2008 was $3,760,000 compared to ($87,906,000) and $2,309,592,000 for the periods from January 1 to June 14, 2007 and June 15 to September 30, 2007. Net cash provided by financing activities during the nine months ended September 30, 2008 was primarily from $30,034,000 of proceeds from issuance of long-term debt partially offset by repayments of long-term debt of $12,878,000.  Net cash used in financing activities for the period from January 1 to June 14, 2007 primarily includes repayments of long-term debt of $210,834,000 and payment of dividends of $9,887,000 and was partially offset by proceeds from issuance of long-term debt of $123,648,000 and proceeds from exercise of employee stock options of $14,477,000.  Net cash provided by financing activities for the period from June 15 to September 30, 2007 primarily includes proceeds from the issuances of long-term debt, the senior secured term loan facility, revolving lines of credit, and senior notes totaling $1,889,400,000, contributions from KHI of $42,413,000 and proceeds from the issuance of common stock of $600,373,000 and was partially offset by repayments of long-term debt of $152,018,000.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

RECENT TRANSACTIONS

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

We identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as we had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, we were required to notify PRP of the intent to repurchase such properties at the original purchase price.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  We notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  On October 6, 2008, we paid $6,450,000 to PRP for these remaining two restaurant properties.

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

Our non-core concepts include Roy’s, Cheeseburger in Paradise, Lee Roy Selmon’s and Blue Coral Seafood and Spirits.  Our long-range plan is to exit these non-core concepts, but we do not have an established timeframe within which this will occur.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

RECENT TRANSACTIONS (continued)

In the fourth quarter of 2007, we began marketing the Roy’s concept for sale. In May 2008, we determined that the Roy’s concept would not be marketed for sale at this time due to poor overall market conditions.  We are, however, marketing the sale of our Cheeseburger in Paradise concept.  As of September 30, 2008, we determined that our Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144.  However, if these criteria are met in the future, we may need to record an impairment loss in the line item “Provision for impaired assets and restaurant closings” in our Consolidated Statement of Operations, and this impairment loss may be material to our consolidated financial statements.

In February 2008, we purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in our Outback Steakhouse catering operations from one of our area operating partners for $3,615,000. In April, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from us to our direct owner, OSI HoldCo, Inc.  In July 2008, OSI HoldCo, Inc. repaid the loan.

On April 4, 2008, we sold a parcel of land in Las Vegas, Nevada for $9,800,000.  As additional consideration, the purchaser is obligated to transfer and convey title for an approximately 6,800 square foot condominium unit in the not yet constructed condominium tower for us to utilize as a future full-service restaurant.  Conveyance of title must be no later than September 9, 2012, subject to extensions, and both parties must agree to the plans and specifications of the restaurant unit by September 9, 2010. If title does not transfer or both parties do not agree to the plans and specifications per the terms of the contract, then we will receive an additional $4,000,000 from the purchaser.  We recorded a gain of $6,662,000 for this sale in the line item “General and administrative” expense in our Consolidated Statements of Operations for the nine months ended September 30, 2008 and recorded a receivable of $1,200,000, which is included in the line item “Other Assets” in our Consolidated Balance Sheet at September 30, 2008, for the estimated fair market value of the condominium unit.

On July 1, 2008, we sold one of our aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of our Founders who are also our board members and board members of KHI.  The proceeds from this sale will be used for our working capital needs.  In conjunction with the sale of the aircraft, we entered into a lease agreement with Billabong in which we may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, we must supply our own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft will be deferred and recognized ratably over a five-year period.  As of September 30, 2008, we had paid $105,000 to Billabong for use of the aircraft.

Prior to the Merger, we were a party to a Stock Redemption Agreement with each of our Founders, which provided that following a Founder’s death, the personal representative of the Founder had the right to require us to purchase our common stock beneficially owned by the Founder at the date of death. Our obligation to purchase common stock beneficially owned by the Founders was funded by key-man life insurance policies on the life of each of the Founders.  These policies were owned by us and provided a death benefit of $30,000,000 per Founder. In connection with the Merger, the Stock Redemption Agreements were terminated and on September 5, 2008, we surrendered the key-man insurance policies for approximately $5,900,000, the cash value at that date.

On October 16, 2008, we executed an asset purchase agreement to sell certain non-restaurant operations that were previously subject to a licensing agreement. We sold tangible assets with no remaining book value and relinquished the right to receive cumulative future license fees of $6,000,000 over the remaining term of the licensing agreement in exchange for a cash payment of $2,900,000. In conjunction with this transaction, the previous licensing agreement was terminated and a new three-year licensing agreement for use of one of our trademarks was signed. We recorded a gain of approximately $800,000 from this sale in October 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS

On June 14, 2007, in connection with the Merger, we entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The $1,310,000,000 term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (5.00% at September 30, 2008 and 7.25% at December 31, 2007) (“Base Rate”).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 5.04% to 5.37% at September 30, 2008 and from 4.60% to 4.70% at December 31, 2007) (“Eurocurrency Rate”).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (B2 at September 30, 2008 and December 31, 2007).  In November 2008, our Moody’s Applicable Corporate Rating was downgraded to Caa1.

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

▪	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and
▪	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

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

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,250,175,000 and $1,260,000,000 at September 30, 2008 and December 31, 2007, respectively.  We have classified $75,000,000 of our term loans as current at September 30, 2008 due to our prepayment requirements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At September 30, 2008, the outstanding balance was $30,000,000.  There were no loans outstanding under the revolving credit facility at December 31, 2007.  In addition to outstanding borrowings, if any, at September 30, 2008 and December 31, 2007, $53,040,000 and $49,540,000, respectively, of the credit facility was not available for borrowing as (i) $28,540,000 and $25,040,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants and (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants.  Subsequent to the end of the third quarter, we committed $1,260,000 of our working capital revolving credit facility for the issuance of two short-term letters of credit for two of our energy providers.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.  In October 2008, we borrowed an additional $20,000,000 from our working capital revolving credit facility.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once we fully utilize $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At September 30, 2008 and December 31, 2007, $6,055,000 and $29,002,000, respectively, of restricted cash remains available for capital expenditures, and no draws are outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At September 30, 2008, we were in compliance with these debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

The obligations under our senior secured credit facilities are guaranteed by each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (our direct owner and a wholly-owned subsidiary of our Ultimate Parent) and, subject to the conditions described below, are secured by a perfected security interest in substantially all of our assets and assets of the Guarantors and OSI HoldCo, Inc., in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of substantially all of our domestic wholly-owned subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries that are directly owned by us, OSI HoldCo, Inc., or a Guarantor.  Also, we are required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of our consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of our Company-wide consolidated EBITDA.

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

The notes are initially guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility.  As of September 30, 2008 and December 31, 2007, all of our consolidated subsidiaries were restricted subsidiaries.  The notes are general, unsecured senior obligations of us, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The notes are effectively subordinated to all of our, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The notes are senior in right of payment to all of our, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

On June 13, 2008, we renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($10,103,000 at September 30, 2008 and $12,790,000 at December 31, 2007) to finance development of our restaurants in South Korea.  The line bears interest at 1.50% and 0.80% over the Korean Stock Exchange three-month certificate of deposit rate (7.29% and 6.48% at September 30, 2008 and December 31, 2007, respectively).  The line matures June 13, 2009.  There were no draws outstanding on this line of credit as of September 30, 2008 and December 31, 2007.

On June 13, 2008, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,210,000 at September 30, 2008 and $5,329,000 at December 31, 2007).  The line bears interest at 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (6.94% at September 30, 2008 and 6.83% at December 31, 2007) and matures June 12, 2009.  There were no draws outstanding on this line of credit as of September 30, 2008 and December 31, 2007.

Prior to the Merger, we had notes payable that were used to finance the development of our restaurants in South Korea.  Certain of these notes payable were collateralized by lease and other deposits.  At September 30, 2008 and December 31, 2007, these lease and other deposits totaled approximately $36,213,000 and $45,254,000, respectively, but were no longer used as collateral on any of our Korean debt.

As of September 30, 2008 and December 31, 2007, we had approximately $12,247,000 and $10,700,000, respectively, of notes payable at interest rates ranging from 2.28% to 7.30% and from 2.07% to 7.30%, respectively. These notes have been primarily issued for buyouts of general manager and area operating partner interests in the cash flows of their restaurants and generally are payable over five years.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), owned by a California franchisee. This line of credit matures in December 2008.  The line of credit bears interest at rates ranging from 50 to 90 basis points over LIBOR.  We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At September 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was approximately $33,283,000 and $32,583,000, respectively, and is included in our Consolidated Balance Sheets. T-Bird uses proceeds from the line of credit for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to our franchisees. According to the terms of the line of credit, T-Bird may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

If a default under the line of credit were to occur or if the line of credit is not renewed at the December 31, 2008 maturity date and T-Bird is unable to pay the outstanding balance, we would be required to perform under our guarantee obligation.  If this occurs, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations. Events of default are defined in the line of credit agreement.  We are not the primary obligor on the line of credit and we are not aware of any non-compliance with the underlying terms of the line of credit agreement that would result in us having to perform in accordance with the terms of the guarantee.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

The consolidated financial statements include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party which we are required to guarantee.  The guarantee provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ income (loss).” All material intercompany balances and transactions have been eliminated.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed three times with a revised termination date in April 2009. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was approximately $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At September 30, 2008 and December 31, 2007, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

If an event of default occurs or the line of credit is not renewed at the April 2009 termination date and RY-8 is unable to pay the outstanding balance owed, we would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in our favor. These agreements provide that if we are required to perform our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

We are a partial guarantor of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”).  Speedway is an unconsolidated affiliate in which we have a 22.5% equity interest and for which we operate catering and concession facilities.  Payments on the bonds began in December 2003 and will continue according to a redemption schedule with final maturity in December 2022.  The bonds have a put feature that allows the lenders to require full payment of the debt on or after June 2011.  At September 30, 2008 and December 31, 2007, the outstanding balance on the bonds was approximately $63,300,000, and our guarantee was $17,585,000.  Our guarantee will proportionally decrease as payments are made on the bonds.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

As part of the guarantee, we and other Speedway equity owners are obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio.  We are obligated to contribute 27.78% of such amounts.  Speedway has not yet reached its operating break-even point.  Since the initial investment, we have increased our investment by making additional working capital contributions and subordinated loans to this affiliate in payments totaling $8,703,000 as of September 30, 2008.  Of this amount, we made subordinated loans of $1,067,000 and $2,133,000 during the nine months ended September 30, 2008 and 2007, respectively.  We did not make any working capital contributions during the nine months ended September 30, 2008. In October 2008, we made an additional subordinated loan of $533,000, and we do not anticipate making any further contributions in 2008.

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

In May 2008, Speedway entered into an asset purchase agreement with Speedway Motorsports, Inc. (“Motorsports”), a Delaware corporation.  In accordance with the terms of the agreement, Speedway’s assets and liabilities will be sold to Motorsports for a purchase price equal to a $10,000 non-refundable deposit, the assumption of Speedway’s debt and a $7,500,000 note payable in 60 equal $125,000 monthly installments.  Additionally, Speedway will receive a contingent payment of $7,500,000 (also payable in 60 equal monthly installments) if the existing sales tax rebate program is extended by the legislature for an additional 20 years and a Sprint Cup Race is scheduled at the Kentucky Speedway.  The sale of Speedway is expected to close in the fourth quarter of 2008.

Our Korean subsidiary is the guarantor of debt owed by landlords of two of our Outback Steakhouse restaurants in Korea.  We are obligated to purchase the building units occupied by our two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,400,000 and $1,500,000 as each of September 30, 2008 and December 31, 2007.  Under the terms of the guarantees, our monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,900,000 and $2,300,000, respectively, as each of September 30, 2008 and December 31, 2007.  If we were required to perform under either guarantee, we would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $3,000,000 and $2,800,000, respectively.  We have considered these guarantees and accounted for them in accordance with FIN 45.  We have various depository and banking relationships with the lender.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, we incorporate assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible. In accordance with SFAS No. 157, measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid and recorded $490,000 and $1,239,000 of interest expense for the three and nine months ended September 30, 2008, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  We included $5,230,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively, and included $1,484,000 of interest expense for the three months ended September 30, 2008 and $12,459,000 of interest income and $12,332,000 of interest expense for the nine months ended September 30, 2008 in the line item “Interest expense” in our Consolidated Statement of Operations for the effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $758,000 decreased the liability recorded as of September 30, 2008.

The valuation of our interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although we have determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we have determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Additionally, our restaurants are dependent upon energy to operate and are affected by changes in energy prices, including natural gas.  We use derivative instruments to mitigate our exposure to material increases in natural gas prices.  The valuation of our natural gas derivatives is based on quoted exchange prices.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Under our general manager partner program, upon completion of each five-year term of employment, our general manager and chef partners are eligible to participate in a deferred compensation program (the Partner Equity Plan or “PEP”). We will require the use of capital to fund the PEP as each general manager and chef partner earns a contribution and currently estimate funding requirements ranging from $15,000,000 to $20,000,000 in each of the next two years of the plan. Future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

As of September 30, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions is approximately $86,024,000, of which approximately $9,630,000 and $76,394,000 is included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.   As of December 31, 2007, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions is approximately $82,143,000, of which approximately $3,666,000 and $78,477,000 is included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of September 30, 2008 and December 31, 2007, we invested approximately $66,304,000 and $72,239,000, respectively, in various corporate owned life insurance policies and another $920,000 and $2,968,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now will receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is $4,278,000 and $3,164,000 as of September 30, 2008 and December 31, 2007, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

As of September 30, 2008 and December 31, 2007, there is approximately $23,905,000 and $11,023,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of future cash resources.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

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

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13 as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope.  We elected to apply the provisions of FSP SFAS No. 157-2, and therefore, will defer the requirements of SFAS No. 157 as it relates to nonfinancial assets or liabilities that are recognized or disclosed at fair value on a nonrecurring basis until January 1, 2009.  In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact our consolidated financial statements.

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

In September 2008, the FASB issued FSP SFAS No. 133-1 and Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, for each statement of financial position presented.  FSP SFAS No. 133-1 and FIN 45-4 amends Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to  require the guarantor to provide an additional disclosure about the current status of the payment/performance risk of a guarantee.  FSP SFAS No. 133-1 and FIN 45-4 also provides clarification of the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged.  The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amend SFAS No. 133 and FIN 45 are effective for interim and annual reporting periods ending after November 15, 2008, and we do not expect these provisions to materially affect our financial statements upon adoption at the end of the year.

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

(ii)
The recent disruptions in the financial markets and the state of the economy may affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and spending patterns; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

(iii)	The restaurant industry is a highly competitive industry with many well-established competitors;

(iv)
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

(v)	Our results can be affected by consumer perception of food safety;

(vi)
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

(vii)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

(viii)
Price and availability of commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, which are subject to fluctuation and could increase or decrease more than we expect;

(ix)	Minimum wage increases could cause a significant increase in our labor costs; and/or

(x)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

OSI Restaurant Partners, LLC
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in commodity prices since December 31, 2007.  See “Quantitative and Qualitative Disclosures About Market Risk” in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on May 29, 2008 for further information about market risk.

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

For fixed-rate debt, interest rate changes do not affect our earnings or cash flows.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid and recorded $490,000 and $1,239,000 of interest expense for the three and nine months ended September 30, 2008, respectively, as a result of the quarterly expiration of the collar’s option pairs. We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  We included $5,230,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively, and included $1,484,000 of interest expense for the three months ended September 30, 2008 and $12,459,000 of interest income and $12,332,000 of interest expense for the nine months ended September 30, 2008 in the line item “Interest expense” in our Consolidated Statement of Operations for the effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $758,000 decreased the liability recorded as of September 30, 2008.

At September 30, 2008 and December 31, 2007, we had $550,000,000 of fixed-rate debt outstanding through our senior notes and $1,280,175,000 and $1,260,000,000, respectively, of variable-rate debt outstanding on our senior secured credit facilities.  We also had $96,960,000 and $100,460,000, respectively, in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $53,040,000 and $49,540,000, respectively), and $100,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.  Based on $1,280,175,000 of outstanding variable-rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $12,802,000 per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant:

	Principal
	Outstanding at	Additional Interest Expense
	September 30,	Q4	Q1	Q2	Q3
Variable-Rate Debt	2008	2008	2009	2009	2009
Senior secured term loan facility	$1,250,175,000	$3,125,000	$3,125,000	$3,125,000	$3,125,000
Senior secured working capital revolving credit facility	30,000,000	75,000	75,000	75,000	75,000
Total	$1,280,175,000	$3,200,000	$3,200,000	$3,200,000	$3,200,000

OSI Restaurant Partners, LLC
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Interest Rate Risk (continued)

At September 30, 2008 and December 31, 2007, the interest rate on our term loan facility was 6.00% and 7.13%, respectively.  At September 30, 2008, the interest rate on our working capital revolving credit facility was 5.75%.

In June 2008, we renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($10,103,000 at September 30, 2008 and $12,790,000 at December 31, 2007) and a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,210,000 at September 30, 2008 and $5,329,000 at December 31, 2007) to finance development of our restaurants in South Korea.  The renewed lines bear interest at 1.15% to 1.50% over the Korean Stock Exchange three-month certificate of deposit rate.  There were no draws outstanding on these lines of credit as of September 30, 2008 and December 31, 2007.

At September 30, 2008 and December 31, 2007, our total debt, excluding consolidated guaranteed debt, was approximately $1,853,797,000 and $1,843,450,000, respectively.

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, to any outstanding debt to South Korean banks and to our royalties from international franchisees.  Current market conditions have impacted our foreign currency exchange rates.  We anticipate declines in our international operating results in the fourth quarter of 2008 and in 2009, partially due to the depreciation of foreign currency exchange rates for several countries in which we operate.  We currently do not use financial instruments to hedge foreign currency exchange rate changes.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

OSI Restaurant Partners, LLC
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows. In addition, we are subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on our financial condition.

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

In 2007, we were served with five separate putative class action complaints in various United States District Courts alleging violations of the Fair and Accurate Credit Transactions Act, or FACTA, on behalf of customers of certain concepts. In 2008, four of the five complaints were deemed consolidated for all pre-trial purposes after our motion to consolidate cases before a single judge was granted. FACTA restricts, among other things, the credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. Each suit alleged that the defendants violated a provision of FACTA by including more information on the electronically printed credit and debit card receipts provided to customers than is permitted under FACTA. These lawsuits were among a number of lawsuits with similar allegations that were filed against large retailers and foodservice operators, among others, as a result of the implementation of FACTA, which became fully effective as of December 4, 2006.

On June 3, 2008, the Credit and Debit Card Receipt Clarification Act of 2007 (the “Act”) was signed into law. The Act provides that entities that printed an expiration date on credit and debit card receipts and truncated the credit or debit card number were not in willful non-compliance with FACTA and therefore are not liable for statutory damages. As a result of the Act, all of the above FACTA cases were settled for nominal amounts in the fiscal quarter ending September 30, 2008.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in “Risk Factors” in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on May 29, 2008 which could materially affect our business, financial condition or future results.  The risks described in Amendment No. 3 to our Registration Statement on Form S-4 have not materially changed, except that we have identified two additional risk factors, described below, as a result of the disruptions in the financial markets.  These are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Disruptions in the financial markets may affect our business by adversely impacting consumer confidence and spending, availability and cost of credit, foreign currency exchange rates and other items.

As noted in our other risk factors, our high degree of leverage could increase our vulnerability to general economic and industry conditions and require that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness.   Our cash flow from operations is dependent on consumer spending.  The recent disruptions in the financial markets may negatively impact consumer confidence and thus cause a decline in our cash flow from operations.  Further, the availability of credit already arranged for under our revolving credit facilities and the cost and availability of future credit may be adversely impacted by the economic challenges.  Foreign currency exchange rates for the countries in which we operate may depreciate, and we may experience interruptions in supplies and other services from our third-party vendors as a result of the market conditions.    These disruptions in the financial markets are beyond our control, and there is no guarantee that government response will restore consumer confidence, stabilize the markets or increase the availability of credit.

If our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with certain covenants in our senior secured credit facilities agreement.

If, as a result of the economic challenges described in “Current Economic Challenges and Potential Impacts of Market Conditions”  included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  In the event of this occurrence, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

Date: November 14, 2008	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)