Form 10-K
period 2008-12-31
OSI RESTAURANT PARTNERS, LLC
filed 2009-03-31
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer [  ] Accelerated Filer [  ]  Non-accelerated filer [X] (Do not check if smaller reporting company)  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 31, 2009, the registrant has 100 units, no par value, of Common Units outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE – NONE.

OSI RESTAURANT PARTNERS, LLC

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

OSI Restaurant Partners, LLC

PART I

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent OSI Restaurant Partners, LLC’s expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

Our actual results could differ materially from those stated or implied in the forward-looking statements included elsewhere in this report as a result, among other things, of the following:

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

(ii)
The ongoing disruptions in the financial markets and the state of the economy may affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and spending patterns; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

(iii)	The restaurant industry is a highly competitive industry with many well-established competitors;

(iv)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of price increases); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; interest rates; exchange rates; and increases in various costs, including construction and real estate costs;

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

OSI Restaurant Partners, LLC

Cautionary Statement (continued)

(viii)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(ix)	Minimum wage increases could cause a significant increase in our labor costs; and/or

(x)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

Item 1.  Business

GENERAL

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, nearly 1,500 system-wide restaurants and 2008 annual revenues for Company-owned restaurants exceeding $3.9 billion. We operate in 49 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises. Our primary concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  Our other non-core concepts include Roy’s, Cheeseburger in Paradise and Blue Coral Seafood and Spirits.  Our long-range plan is to exit these non-core concepts, but we do not have an established timeframe within which this will occur.

We were incorporated in August 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 we changed our name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with our initial public offering, at which time Outback Delaware became a holding company for Outback Florida. On April 25, 2006, we changed our name from Outback Steakhouse, Inc. to OSI Restaurant Partners, Inc.

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by Kangaroo Holdings, Inc. (the “Ultimate Parent” or “KHI”), which is controlled by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”) and Catterton Partners (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (our “Founders”) and certain members of our management.  On May 21, 2007, this agreement was amended to provide for increased merger consideration of $41.15 per share in cash, payable to all shareholders except our Founders, who instead converted a portion of their equity interest to equity in KHI and received $40.00 per share for their remaining shares.  Immediately following consummation of the merger and related transactions (the “Merger”) on June 14, 2007, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC, and our shares of common stock were no longer listed on the New York Stock Exchange.

The accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The operations of OSI Restaurant Partners, Inc. and its subsidiaries are referred to for the Predecessor period and the operations of OSI Restaurant Partners, LLC and its subsidiaries are referred to for the Successor period.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean (a) prior to the Merger, OSI Restaurant Partners, Inc. and its subsidiaries and (b) after the Merger, OSI Restaurant Partners, LLC and its subsidiaries.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

GENERAL (continued)

In April 1993, we purchased a 50% interest in the cash flows of two Carrabba’s Italian Grill (“Carrabba’s”) restaurants located in Houston, Texas (the “Original Restaurants”), and entered into a 50-50 joint venture with the founders of Carrabba’s to develop additional Carrabba’s restaurants.  Carrabba’s Italian Grill, Inc., a Florida corporation, was formed in January 1995. In January 1995, the founders of Carrabba’s obtained sole ownership of the Original Restaurants and we obtained sole ownership of the Carrabba’s concept and four restaurants in Florida. At that time, the original 50-50 joint venture continued to develop restaurants in the State of Texas. In March 2004, we purchased the founders’ interest in the nine existing Texas restaurants. We have the sole right to develop Carrabba’s restaurants, and we continue to be obligated to pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba’s restaurants opened after 1994.

In June 1995, through our wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, we entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants. In May 2002, we purchased the 20% interest in Outback Steakhouse International, L.P. that we did not own.

In June 1999, we entered into an agreement with Roy Yamaguchi, the founder of Roy’s restaurants (“Roy’s”), through our wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, to develop and operate future Roy’s worldwide. Roy’s is an upscale casual restaurant featuring “Hawaiian Fusion” cuisine. There are two Roy’s in the continental United States, seven Roy’s in Hawaii, one Roy’s in Japan and one Roy’s in Guam at December 31, 2008, in which we do not have an economic interest.

In October 1999, we purchased three Fleming’s Prime Steakhouse and Wine Bar (“Fleming’s”) restaurants through our wholly owned subsidiary, OS Prime, Inc., a Florida corporation. Fleming’s is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef as well as fresh seafood, pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. Through September 1, 2004, we had an agreement to develop and operate Fleming’s with our partners in Outback/Fleming’s, LLC, which is a consolidated entity. In January 2003, we acquired two Fleming’s from the founders of Fleming’s pursuant to an asset purchase agreement dated October 1, 1999. In September 2004, we exercised our option to purchase an additional 39% interest in the Outback/Fleming’s, LLC after the twentieth restaurant was opened.

We entered into an agreement in July 2005 to form a limited liability company to develop and operate Blue Coral Seafood and Spirits (“Blue Coral”) restaurants. The limited liability company was 75% owned by our wholly owned subsidiary, OS USSF, Inc., a Florida corporation, and 25% owned by F-USFC, LLC, which was 95% owned by a minority interest holder in our Fleming’s Prime Steakhouse and Wine Bar joint venture.  Effective January 1, 2008, we merged Blue Coral Seafood and Spirits, LLC with and into Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars.  The surviving entity in the merger simultaneously changed its name to OSI/Fleming’s, LLC.  We now hold an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest.  The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by a member of the Board of Directors and named executive officer, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

GENERAL (continued)

In October 2000, through our wholly owned subsidiary, OS Southern, Inc., a Florida corporation, we opened one Lee Roy Selmon’s (“Selmon’s”) restaurant as a developmental format.  In November 2008, we entered into an agreement in principle to sell our interest in the Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by our Founders (two of whom are also members of our board and of KHI’s board), one of our named executive officers and a former employee.   The sale for $4,200,000 was effective December 31, 2008, and we recorded a $3,628,000 loss on the sale in the line item “General and administrative” expense in our Consolidated Statement of Operations for the year ended December 31, 2008.  We will continue to provide certain accounting, technology and purchasing services to Selmon’s at agreed-upon rates for varying periods of time.

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

In August 2002, we opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant. It was opened through our wholly owned subsidiary, OS Tropical, Inc., a Florida corporation, and with our joint venture partner, Cheeseburger Holding Company, LLC.  In July 2005, Cheeseburger Holding Company, LLC transferred to OS Tropical, Inc. its 40% interest in Cheeseburger in Paradise, LLC.  OS Tropical, Inc. is now the sole owner of Cheeseburger in Paradise, LLC, the entity that owns and develops Cheeseburger in Paradise restaurants.  In addition, in July 2005, the sublicense agreement between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC was amended and restated to change the royalty paid by Cheeseburger in Paradise, LLC from 2.0% to 4.5% of net sales.  Cheeseburger in Paradise features gourmet hamburgers and sandwiches, as well as retail merchandise inspired by Jimmy Buffett.  We have 38 locations as of December 31, 2008, and we are currently marketing for sale our Cheeseburger in Paradise concept.

Immediately following and in conjunction with the consummation of the Merger on June 14, 2007, our subsidiary corporations described above converted into limited liability companies.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

CONCEPTS AND STRATEGIES

Our restaurant system includes full-service restaurants with several types of ownership structures. At December 31, 2008, the system included restaurant formats and ownership structures as listed in the following table:

	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Cheeseburger in Paradise	Blue Coral Seafood and Spirits	Total

Company-owned	689	129	237	142	61	26	38	1	1,323
Development joint venture	-	22	-	-	-	-	-	-	22
Franchise	107	31	1	7	-	-	-	-	146
Total	796	182	238	149	61	26	38	1	1,491

Outback Steakhouse restaurants generally serve dinner only on weeknights; however, many locations also serve an “early dinner” (opening as early as noon, but using the same dinner menu) on one or both days of the weekend. Outback Steakhouse features a limited menu of high quality, uniquely seasoned steaks, prime rib, pork, ribs, chicken, seafood and pasta and also offers specialty appetizers, including the signature “Bloomin’ Onion,” desserts and full liquor service. Carrabba’s Italian Grill restaurants serve dinner only and feature a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza. Carrabba’s Italian Grill also offers specialty appetizers, desserts, coffees and full liquor service. Bonefish Grill restaurants serve dinner only and feature a variety of fresh grilled fish complemented by a variety of sauces. Bonefish Grill also offers specialty appetizers, desserts and full liquor service. Fleming’s Prime Steakhouse and Wine Bar restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming’s Prime Steakhouse and Wine Bar also offers several specialty appetizers and desserts and a full service bar. The majority of Roy’s restaurants serve dinner only and feature a limited menu of “Hawaiian Fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy’s also offers several specialty appetizers, desserts and full liquor service. Cheeseburger in Paradise restaurants serve both lunch and dinner and feature gourmet hamburgers and sandwiches. Cheeseburger in Paradise also offers appetizers, desserts, full liquor service and retail merchandise inspired by Jimmy Buffett. Blue Coral Seafood and Spirits serves dinner only and features fresh seafood entrees and spirits with a vodka bar.

We believe that we differentiate our Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s, Blue Coral Seafood and Spirits and Cheeseburger in Paradise restaurants by:

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

OUTBACK STEAKHOUSE:

Menu.  The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork, chicken, seafood, pasta and seasonal specials. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve the quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine and Australian beer. Alcoholic beverages account for approximately 12.2% of domestic Outback Steakhouse’s revenues. Including regional variances, the price range of appetizers is $2.99 to $10.99 and the price range of entrees is $6.99 to $32.99. The average check per person was approximately $20.50 to $21.50 during 2008. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouse also offers a low-priced children’s menu.

Casual Atmosphere.  Outback Steakhouse features a contemporary, casual dining atmosphere with decor suggestive of Australia. The decor includes blond woods, large booths and tables and Australian artwork.

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

Casual Atmosphere.  Outback International locations look very much like their domestic counterparts, although there is more diversity in certain restaurant layouts and sizes. They range in size from 3,500 to 10,000 square feet. Many tend to be multiple stories and some have customer parking underneath the restaurant.

CARRABBA’S ITALIAN GRILL:

Menu.  The Carrabba’s Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 16% of Carrabba’s revenues. The price range of appetizers is $5.00 to $11.00 and the price of entrees is $9.00 to $23.00 with nightly specials ranging from $11.00 to $27.00. The average check per person was approximately $21.00 to $22.00 during 2008. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

Casual Atmosphere.  Carrabba’s Italian Grill features a casual dining atmosphere with a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos, authentic Italian pottery and cooking utensils.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

BONEFISH GRILL:

Menu.  The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees, several specialty appetizers and desserts. In addition to full bar service, Bonefish offers a specialty martini list. Alcoholic beverages account for approximately 25% of Bonefish’s revenue. The price range of entrees is $8.90 to $22.00. Appetizers range from $5.90 to $14.90. The average check per person was approximately $24.00 to $25.00 during 2008.

Casual Atmosphere.  Bonefish Grill offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables and distinctive artwork inspired by regional coastal settings.

FLEMING’S PRIME STEAKHOUSE AND WINE BAR:

Menu.  The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming’s offers a selection of over 100 quality wines available by the glass. Alcoholic beverages account for approximately 31% of Fleming’s revenue. The price range of entrees is $23.50 to $43.95. Appetizers generally range from $8.50 to $17.95 and side dishes range from $5.95 to $9.95. The average check per person was approximately $80.50 to $81.50 during 2008.

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

ROY’S:

Menu.  The Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian Fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Alcoholic beverages account for approximately 28% of Roy’s revenue. In addition to full bar service, Roy’s offers a large selection of quality wines. The price range of entrees is $21.00 to $65.00. Appetizers range from $8.00 to $26.00. The average check per person was approximately $58.00 to $59.00 during 2008.

Upscale Casual Atmosphere.  Roy’s offers an upscale casual dining experience, including spacious dining rooms, an expansive lounge area, an outdoor dining patio in certain locations and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

CHEESEBURGER IN PARADISE:

Menu.  The Cheeseburger in Paradise menu offers a signature cheeseburger, traditional American favorites, fresh fish dishes, and Caribbean and New Orleans style creations. Each Cheeseburger in Paradise restaurant offers a Tiki Bar with an extensive drink menu, including a variety of frozen drinks, and many offer live entertainment. Alcoholic beverages account for approximately 21% of Cheeseburger’s revenue. The price range of entrees is $6.45 to $15.99. Appetizers range from $2.45 to $12.95. The average check per person was approximately $13.00 to $14.00 during 2008.

Casual Atmosphere.  Cheeseburger in Paradise offers a casual dining experience in an island setting. The exterior is a Key West-style structure. The interior is island décor and nautical sports paraphernalia scattered throughout weathered woods, sailcloth, tin roofs, thatch and bamboo.

RESTAURANT MANAGEMENT AND EMPLOYEES

The general manager of each domestic Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Cheeseburger in Paradise restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a 10% non-transferable ownership interest in a partnership (“Management Partnership”) that provides management and supervisory services to the restaurant he or she is employed to manage.  The purchase price for a general manager’s ownership interest for these concepts has historically been fixed at $25,000, subject to repayment in most circumstances upon termination of employment.  The general manager of each Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a 6% non-transferable ownership interest in a Management Partnership.  The chef of each Fleming’s and Roy’s is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a 2% and 5%, respectively, non-transferable ownership interest in a Management Partnership. The purchase prices for a general manager’s ownership interest and a chef’s ownership interest have historically been fixed at $25,000 and $10,000, respectively, for Fleming’s Prime Steakhouse and Wine Bar and at $25,000 and $15,000, respectively, for Roy’s and are subject to repayment in most circumstances upon termination of employment.

These Management Partnership ownership interests give the general manager and chef the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement.  By requiring this level of commitment and by providing the general manager and chef with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers and chefs. In addition, since many of our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

Many of our international Outback Steakhouse restaurant general managers purchase participation interests in the cash distributions from the restaurants that they manage and enter into employment agreements. The amount and terms vary by country. This interest gives the general manager the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement.  In South Korea, restaurant general managers no longer purchase participation interests in the cash distributions from their restaurants, but they do enter into employment agreements.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT DEVELOPMENT

The following table includes our restaurant openings and closings for the year ended December 31, 2008:

	SUCCESSOR
	DECEMBER 31,	RESTAURANT		DECEMBER 31,
	2007	OPENINGS	CLOSINGS	2008
Number of restaurants:
Outback Steakhouse
Company-owned - domestic	688	8	(7)	689
Company-owned - international	129	5	(5)	129
Franchised and development joint venture - domestic	107	1	(1)	107
Franchised and development joint venture - international	49	6	(2)	53
Total	973	20	(15)	978
Carrabba's Italian Grill
Company-owned	238	3	(4)	237
Franchised and development joint venture	-	1	-	1
Total	238	4	(4)	238
Bonefish Grill
Company-owned	134	12	(4)	142
Franchised and development joint venture	6	1	-	7
Total	140	13	(4)	149
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	54	7	-	61
Other
Company-owned (1)	75	3	(13)	65
System-wide total	1,480	47	(36)	1,491
__________________
(1)
In December 2008, we sold our interest in our Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by our Founders (two of whom are also members of our board and of KHI’s board), one of our named executive officers and a former employee.  These six restaurants are included in the closings column.

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the debt, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, its restaurants are included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture partially funded its portion of the costs of new restaurants through a line of credit that we guarantee (see “Debt Guarantees” included in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interest is eliminated in the line item in our Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ (loss) income.”

Development joint venture restaurants are organized as general partnerships and joint ventures in which we are one of two members and generally own 50% of the partnership and our joint venture partner generally owns 50%. We are responsible for 50% of the costs of new restaurants operated as development joint ventures and our joint venture partner is responsible for the other 50%. Our investments in these ventures are accounted for under the equity method, therefore the income and loss derived from restaurants operated as development joint ventures is presented in the line item “(Income) loss from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

SITE SELECTION

We currently lease approximately 25% of our restaurant sites from our sister company, Private Restaurant Properties, LLC (“PRP”), which is an indirect subsidiary of our direct owner, OSI HoldCo, Inc., and 75% of our restaurant sites from other third parties. Our leased sites are generally located in strip shopping centers; however, we do build freestanding buildings on leased properties. In the future, we expect to construct a number of freestanding restaurants on leased sites.  We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, and site visibility, accessibility and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted.

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

A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 38 tables and seats approximately 168 people. The bar area includes four tables and bar seating with a capacity for approximately 25 people.

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

A typical Cheeseburger in Paradise is approximately 6,800 square feet and features a dining room and full service Tiki bar. The dining area of a typical Cheeseburger consists of approximately 22 tables and seats approximately 95 people. The bar area includes 21 tables and bar seating with a capacity for approximately 116 people and also features live music at many locations. The covered, exterior patio consists of 12 tables and seats approximately 55 people. Appetizers and complete meals are served in the bar and patio areas.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT LOCATIONS

As of December 31, 2008, we had 1,491 system-wide restaurants (including a total of 796 domestic Outback Steakhouses, 182 international Outback Steakhouses, 238 Carrabba’s Italian Grills, 149 Bonefish Grills, 61 Fleming’s Prime Steakhouse and Wine Bars, 26 Roy’s, one Blue Coral Seafood and Spirits and 38 Cheeseburger in Paradise restaurants) in the 49 states and 20 international countries detailed below:

Company-Owned
Alabama	23	Kansas	12	New Jersey	42	Vermont	1
Arizona	35	Kentucky	17	New Mexico	6	Virginia	63
Arkansas	11	Louisiana	20	New York	45	West Virginia	8
California	21	Maine	1	North Carolina	62	Wisconsin	13
Colorado	30	Maryland	41	Ohio	52	Wyoming	2
Connecticut	12	Massachusetts	21	Oklahoma	14
Delaware	3	Michigan	38	Pennsylvania	43	Canada	9
Florida	213	Minnesota	10	Rhode Island	3	Hong Kong	7
Georgia	51	Mississippi	2	South Carolina	38	Japan	10
Hawaii	7	Missouri	17	South Dakota	2	South Korea	100
Idaho	1	Montana	1	Tennessee	37	Philippines	2
Illinois	30	Nebraska	8	Texas	74	Puerto Rico	1
Indiana	29	Nevada	17	Utah	6
Iowa	8	New Hampshire	4

Franchise and Development Joint Venture
Alabama	1	North Carolina	1	Australia	4	Malaysia	2
Alaska	1	Ohio	1	Bahamas	1	Mexico	5
California	63	Oregon	8	Brazil	21	Philippines	1
Florida	2	South Carolina	1	Canada	3	Singapore	1
Idaho	6	Tennessee	3	China	2	Taiwan	4
Mississippi	6	Washington	20	Costa Rica	1	Thailand	1
Montana	2			Guam	1	United Kingdom	3
				Indonesia	2	Venezuela	1

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 20 of Notes to Consolidated Financial Statements.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill or Cheeseburger in Paradise restaurant consists of one general manager, one assistant manager and one kitchen manager. The management staff of a typical Fleming’s or Roy’s consists of one general manager, an executive chef and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards.

Purchasing. Our management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. We and our franchisees purchase substantially all food and beverage products from authorized local or national suppliers, and we periodically make advance purchases of various inventory items to ensure adequate supply or obtain favorable pricing.  In 2008, we purchased approximately 90% of our beef raw materials from four beef suppliers who represented 87% of the total beef marketplace in the United States.  In 2009, we expect to purchase approximately 90% of our beef raw materials from two beef suppliers who represent approximately 47% of the total beef marketplace in the United States.

Supervision and Training. We require our area operating partners and restaurant general managers to have significant experience in the full-service restaurant industry. In addition, all operating partners and general managers are required to complete a comprehensive 12-week training course that emphasizes our operating strategy, procedures and standards. Our senior management meets quarterly with our operating partners to discuss business-related issues and share ideas. In addition, members of senior management visit restaurants regularly to ensure that our concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

The restaurant general managers and area operating partners, together with our Presidents, Regional Vice Presidents, Senior Vice Presidents of Training and Directors of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee’s performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and management.

Advertising and Marketing. We use radio and/or television advertising in selected markets for Outback, Carrabba’s and Bonefish where it is cost-effective. Historically, our goal has been to develop a sufficient number of restaurants in each market we serve to permit the cost-effective use of radio and television advertising. Our upscale casual restaurants rely on site visibility and local marketing. We engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to give back to the communities we serve and increase public awareness of our restaurants.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

GENERAL MANAGER, CHEF AND AREA OPERATING PARTNER PROGRAMS

We believe the compensation structure we have put in place for our general managers, chefs and area operating partners encourages excellent restaurant operations, fosters long-term employee commitment and results in a healthy and profitable restaurant base. The general manager of each Company-owned domestic restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a Management Partnership that provides management and supervisory services to the restaurant he or she is employed to manage. We also require each new unaffiliated franchisee to provide the same opportunity to the general manager of each new restaurant opened by that franchisee. In addition, the chef of each Fleming’s and Roy’s restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in the Management Partnership that provides management and supervisory services to his or her restaurant. The purchase price for a general manager’s ownership interest has historically been fixed at $25,000, and the purchase price for a chef’s ownership interest ranges from $10,000 to $15,000, each of which is subject to repayment in most circumstances upon termination of employment. This ownership interest gives the general manager and the chef the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement, which varies by concept from 6% to 10% for general managers and 2% to 5% for chefs. Upon completion of each five-year term of employment, the general managers and chefs participate in a deferred compensation program. Future cash funding requirements of the deferred compensation program will vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants.

Area operating partners are currently required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants the area operating partner oversees. This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ annual cash flows for the duration of the agreement, typically ranging from 4% to 9%. When area operating partner buyouts occurred prior to the Merger, they were completed through issuance of stock and cash payments and, following the Merger, are completed solely through payment of cash. We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

OWNERSHIP STRUCTURES

Our ownership interests in each of our restaurants are divided into two basic categories: (i) Company-owned restaurants that are owned by limited partnerships in which we are the general partner and own a controlling financial interest or in which we exercise control while holding less than a majority ownership, and (ii) development joint ventures. The results of operations of Company-owned restaurants are included in our Consolidated Statements of Operations, which are included in Item 8 of this Form 10-K, and the results of operations of restaurants owned by development joint ventures are accounted for using the equity method of accounting.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, local, regional, national or international economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased food, labor and benefits costs, energy costs, consumer perceptions of food safety and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year.  Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of our markets.  Quarterly results have been and will continue to be significantly affected by rapid economic changes and by the timing of new restaurant openings and their associated pre-opening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2008, there were 107 domestic franchised Outback Steakhouses and 31 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 3.0% to 4.0% of gross restaurant sales. Certain international franchisees enter into an international development agreement that requires them to pay a development fee in exchange for the right and obligation to develop and operate up to five restaurants within a defined development territory pursuant to separate franchise agreements.  In addition, all domestic unaffiliated franchisees are required to expend, on a monthly basis, an annually adjusted percentage of gross restaurant sales, up to a maximum of 3.5%, for national advertising (2.8% in 2008).

At December 31, 2008, there was one domestic franchised Carrabba’s Italian Grill. The unaffiliated domestic franchisee paid an initial franchise fee of $40,000 and pays a continuing monthly royalty of 5.75% of gross restaurant sales. Under the terms of the franchise agreement, the unaffiliated domestic franchisee is not required to make any advertising expenditures or pay a monthly marketing administration fee.

At December 31, 2008, there were seven domestic franchised Bonefish Grills.  Four of the unaffiliated domestic franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 4.0% of gross restaurant sales. Three of the unaffiliated domestic franchised locations (two of which are located in Washington and one is located in Idaho) have a modified method for paying royalties, which range from 0.0% to 4.0% depending on sales volumes. In addition, under the terms of the franchise agreement, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 3.0% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales.

There were no unaffiliated franchises of any of our other restaurant concepts at December 31, 2008.

All unaffiliated franchisees are required to operate their Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in compliance with our methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has full discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from suppliers approved by us.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

EMPLOYEES

As of December 31, 2008, we employed approximately 105,000 persons, approximately 750 of whom are corporate personnel employed by OSI Restaurant Partners, LLC. Approximately 5,000 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 750 corporate employees, approximately 130 are in management and 620 are administrative or office employees.  None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill,” “Fleming’s Prime Steakhouse and Wine Bar,” “Roy’s,” “Cheeseburger in Paradise” and “Blue Coral Seafood and Spirits” service marks and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several of our other menu items and for various advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

GOVERNMENT REGULATION

Our restaurants are subject to various federal, state, local and international laws affecting our business as more fully described in this Form 10-K in Item 1A, Risk Factors.

AVAILABLE INFORMATION

Our website at www.osirestaurantpartners.com contains a link under the Investor Relations section to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports.  All of these filings are available free of charge as soon as reasonably practicable after they are filed with or furnished to the SEC.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors

The risk factors set forth below should be carefully considered. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under the senior notes.

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2008:

DECEMBER 31,
2008
Senior secured term loan facility	$1,185,000,000
Senior secured working capital revolving credit facility	50,000,000
Senior secured pre-funded revolving credit facility	12,000,000
Senior notes	488,220,000
Guaranteed debt, sale-leaseback obligations
and other notes payable	50,195,000
Total indebtedness	$1,785,415,000

As of December 31, 2008, we also had approximately $36,700,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $63,300,000) and $88,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only. In addition, our South Korean subsidiary had available approximately  17,000,000,000 Korean won ($13,519,000 at December 31, 2008) in unused borrowing capacity under a revolving credit line and an overdraft line.

Our high degree of leverage could have important consequences, including:

▪	making it more difficult for us to make payments on indebtedness;
▪	increasing our vulnerability to general economic and industry conditions;
▪
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

▪	exposing us to the risk of increased interest rates as certain of our borrowings under our senior secured credit facilities are at variable rates of interest;
▪	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
▪
limiting our ability to obtain additional financing for working capital, capital expenditures, restaurant development, debt service requirements, acquisitions and general corporate or other purposes; and

▪	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

As of December 31, 2008, we had $1,247,000,000 of debt outstanding under our senior secured credit facilities, which bear interest based on a floating rate index. An increase in these floating rates could cause a material increase in our interest expense.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indenture governing the senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase our capital stock, make certain acquisitions or investments, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, merge or consolidate with or into, another company. In addition, our senior secured credit facilities require us to satisfy certain financial tests and ratios and limit our ability to make capital expenditures. Our ability to satisfy such tests and ratios may be affected by events outside of our control.

Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay the senior secured credit facilities, as well as our unsecured indebtedness, including the senior notes.

We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes, and operating lease obligations, and we may be forced to take other actions to satisfy our obligations under our indebtedness and operating lease obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to satisfy our operating lease obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot be certain that we will maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes, or to pay our operating lease obligations. If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, or take other actions, to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

If our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with certain covenants in our senior secured credit facilities agreement.

If, as a result of the economic challenges described in “Current Economic Challenges and Potential Impacts of Market Conditions”  included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  If this occurs, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Certain of our domestic company-owned restaurants are subject to a master lease with our sister company, Private Restaurant Properties, LLC. An event of default under this lease could result in our loss of use of some or all of these restaurant properties.

In connection with the Merger, the fee owned real estate and certain related assets associated with 343 of our domestic company-owned restaurants were sold to Private Restaurant Properties, LLC (“PRP”) and then leased to us and our subsidiaries through a master lease and a series of underlying subleases. The master lease contains customary representations and warranties, affirmative and negative covenants and events of default. The master lease requires an aggregate monthly rental payment with respect to all leased restaurants, without any grace period for late payment. If a default occurs under the master lease, PRP is entitled to take various actions to enforce its rights, including, in certain circumstances, termination of the master lease. In addition, if PRP were to default under its real estate credit facility, the lenders would be entitled to take various actions to enforce their rights, including, in certain circumstances, foreclosing on the restaurant properties. PRP’s primary source of revenue (and consequently its primary source of funds available to service its own debt under its real estate credit facility) is the monthly rental payments we make under the master lease. If we fail to make payments or otherwise default under the master lease, PRP could default under its real estate credit facility. If the master lease were to be terminated in connection with any default by us or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, we could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that we lease under the master lease. Any such loss of the use of such restaurant properties would have a material adverse effect on our business.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

Any right to receive payments on the senior notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of certain of our current and future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. Our obligations under the senior notes are also structurally subordinated to our sale-leaseback. As of December 31, 2008, we had $1,785,415,000 in outstanding debt on our consolidated balance sheet, of which approximately $1,247,000,000 was secured. We also had $36,700,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $63,300,000) and $88,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.

If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior notes, even if an event of default exists under the indenture governing the senior notes at such time. Because of the structural subordination of the senior notes relative to our secured indebtedness, in the event of our bankruptcy, liquidation or dissolution, our assets will not be available to pay obligations under the senior notes until we have made all payments in cash on our secured indebtedness. We cannot be certain that that sufficient assets will remain after all these payments have been made to make any payments on the senior notes, including payments of principal or interest when due.

Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes will not be secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which any claims could be satisfied or, if any assets remained, they might be insufficient to satisfy any claims fully.

The indenture governing the senior notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including additional senior secured indebtedness.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

Any claims to our assets by holders of senior notes will be structurally subordinated to all of the creditors of any non-guarantor subsidiaries.

Not all of our subsidiaries guarantee the senior notes. The senior notes are structurally subordinated to indebtedness (and other liabilities) of our subsidiaries that do not guarantee the senior notes. In the event of a bankruptcy, liquidation or reorganization of any of these non-guarantor subsidiaries, the non-guarantor subsidiaries will pay the holders of their debt and their trade creditors before they will be able to distribute any of their assets to us for payment to our creditors, including holders of the senior notes.

The indenture requires that each of our domestic wholly-owned restricted subsidiaries that guarantees the obligations under the senior secured credit facilities or any of our other indebtedness also be a guarantor of the senior notes. Our other subsidiaries are not required to guarantee the senior notes under the indenture. The senior secured credit facilities require guarantees of the obligations thereunder from each of our current and future domestic wholly-owned restricted subsidiaries in our Outback, Carrabba’s and Cheeseburger in Paradise concepts, which consequently are guarantors of the senior notes under the indenture. Additionally, the senior secured credit facilities will require us to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries (taken together as a group) would exceed 10% of our consolidated EBITDA as determined on a company-wide basis; at which time guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries (taken together as a group) to an amount not in excess of 10% of our company-wide consolidated EBITDA. Consequently, such additional domestic wholly-owned restricted subsidiaries will be required to be guarantors of the senior notes under the indenture. The terms of the senior secured credit facilities, including the provisions relating to which of our subsidiaries guarantee the obligations under the senior secured credit facilities, may be amended, modified or waived, and guarantees thereunder may be released, in each case at the lenders discretion and without the consent or approval of noteholders. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior, in respect of the assets of such subsidiaries, to claims of noteholders.

Please see the Supplemental Guarantor Condensed Consolidating Financial Statements in Item 8, Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K for presentation of the financial position, results of operations and cash flows of OSI Restaurant Partners, LLC - Parent only, OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as co-issuer of the senior notes, the guarantor subsidiaries, the non-guarantor subsidiaries and the elimination entries.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

If we default on our obligations to pay our indebtedness, we may not be able to make payments on the senior notes.

Any default under the agreements governing our indebtedness, including a default under the senior secured credit facilities, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the senior notes and could substantially decrease the market value of the senior notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indenture governing the senior notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit facilities and the indenture governing the senior notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase the senior notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we are required to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the senior notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the senior notes upon a change of control because we may not have sufficient financial resources to purchase all of the senior notes that are tendered upon a change of control. Further, we are contractually restricted under the terms of our senior secured credit facilities from repurchasing all of the senior notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the senior notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. Our failure to repurchase the senior notes upon a change of control would cause a default under the indenture governing the senior notes and a cross-default under the senior secured credit facilities. The senior secured credit facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

Federal and state fraudulent transfer laws may permit a court to void the senior notes or the guarantees, and, if that occurs, we may not be able to make any payments on the senior notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the senior notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the senior notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the senior notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the senior notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

▪	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the senior notes or the incurrence of the guarantees;
▪	the issuance of the senior notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;
▪	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or
▪
we or any of the guarantors were a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

If a court were to find that the issuance of the senior notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the senior notes or such guarantee or subordinate the senior notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the senior notes to repay any amounts received. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not be able to make any payment on the senior notes. Further, the voidance of the senior notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the senior notes or the guarantees would not be subordinated to our or any of our guarantors’ other debt.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business

Competition for customers, real estate, employees, and supplies, and changes in certain conditions, may affect our profit margins.

The restaurant industry is highly competitive with respect to price, service, location and food quality, and there are other well established competitors with significant financial and other resources. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located. There is also active competition for management personnel as well as attractive suitable real estate sites. Changes in local, regional, national or international economic conditions, traffic patterns, consumer tastes, nutritional and dietary trends, attitudes about alcohol consumption, demographic trends and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation, increased prices for food, fuel costs, marketing costs and effectiveness, labor and benefit costs, financial stability of suppliers, energy costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

Disruptions in the economy and financial markets may continue to affect our business by adversely impacting consumer confidence and spending, availability and cost of credit, foreign currency exchange rates and other items.

As noted in our other risk factors, our high degree of leverage could increase our vulnerability to general economic and industry conditions and require that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness.   Our cash flow from operations is dependent on consumer spending.  The ongoing disruptions in the financial markets may continue to negatively impact consumer confidence and thus cause a further decline in our cash flow from operations.  Further, the availability of credit already arranged for under our revolving credit facilities and the cost and availability of future credit may be adversely impacted by the economic challenges.  Foreign currency exchange rates for the countries in which we operate may decline, and we may experience interruptions in supplies and other services from our third-party vendors as a result of the market conditions.  These disruptions in the financial markets are beyond our control, and there is no guarantee that government response will restore consumer confidence, stabilize the markets or increase the availability of credit.

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

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend to a significant extent on our leadership team and other key management personnel. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our restaurants. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully attract and retain the personnel that we need.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

Risks associated with our expansion plans may have adverse consequences on our ability to increase revenues.

We are pursuing a disciplined growth strategy by expanding our restaurant base at a substantially reduced pace relative to recent history. A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results. Our development schedule for new restaurant openings is subject to a number of risks that could cause actual results to differ, including among other things:

▪	availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;
▪	the ability to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis;
▪	impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;
▪	the ability to obtain all necessary contractors and sub-contractors;
▪	union activities such as picketing and hand billing, which could delay construction;
▪	the ability to negotiate suitable lease terms;
▪	the ability to generate and borrow funds;
▪	the ability to recruit and train skilled management and restaurant employees;
▪	the ability to receive the premises from the landlord’s developer without any delays; and
▪	weather and acts of God beyond our control resulting in construction delays.

Some of our new restaurants may take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness and other factors. There is also the possibility that new restaurants may attract customers of existing restaurants we own, thereby reducing the revenues of such existing restaurants.

It is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants opened for less than two years may not be indicative of future operating results. Should enough of these new restaurants not meet targeted performance, it could have a material adverse effect on our operating results.

The development of newer concepts may not be as successful as our experience in the development of the Outback concept. Development rates for newer concepts may differ significantly and there is increased risk in the development of a new restaurant system.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

Our ability to comply with government regulation, and the costs of compliance, could affect our business.

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

Approximately 16% of our restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations. Additionally, we may be subject in certain states to “dramshop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but cannot guarantee that this insurance will be adequate in the event we are found liable.

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are subject to the Americans With Disabilities Act, or the Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The Act prohibits discrimination in employment and public accommodations on the basis of disability. The Act became effective in January 1992 with respect to public accommodation and July 1992 with respect to employment. Under the Act, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

We face a variety of risks associated with doing business in foreign markets.

We have a significant number of Company-owned and franchised Outback Steakhouse restaurants outside the United States, and we intend to continue our efforts to grow internationally. Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will occur.

Our foreign operations are subject to all of the same risks as our domestic restaurants, as well as a number of additional risks. These additional risks include, among others, international economic and political conditions and the possibility of instability and unrest, differing cultures and consumer preferences, diverse government regulations and tax systems, the ability to source high-quality ingredients and other commodities in a cost-effective manner, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of ongoing royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees and area operating partners.

Currency regulations and fluctuations in exchange rates could also affect our performance. We have direct investments in restaurants in Canada, South Korea, Hong Kong, Japan, Brazil, Puerto Rico and the Philippines, as well as international franchises, in a total of 20 countries. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

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

Increased commodity, energy and other costs could adversely affect our business.

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

The performance of our restaurants is also adversely affected by increases in the price of utilities on which the restaurants depend, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We are using derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We are not applying hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”)  and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. To date, effects of these derivative instruments have been immaterial to our financial statements for all periods presented.

Our business also incurs significant costs for insurance, labor, marketing, taxes, real estate, borrowing and litigation, all of which could increase due to inflation, changes in laws, competition or other events beyond our control.

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

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

Infringement of our intellectual property could harm our business.

We regard our service marks, including “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill,” “Fleming’s Prime Steakhouse and Wine Bar,” and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. In addition, the overall layout, appearance and designs of our restaurants are valuable assets. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks and have other registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business and they may never be registered in all of these countries. There may not be adequate protection for certain intellectual property such as the overall appearance of our restaurants. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and restaurant concepts and may adversely affect our business. We may be unable to detect such unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage or even destroy our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their obligations not to reveal our confidential information including trade secrets. Although we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that our competitors will not independently develop products or concepts that are substantially similar to our restaurants and services. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources.

The interests of our controlling stockholders may conflict with the interests of any holder of the senior notes.

Affiliates of Bain Capital Partners, LLC and Catterton Partners, together with certain co-investors, indirectly own approximately 79% of our equity securities. Their interests as equity holders may conflict with those of the noteholders.  They may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the senior notes. In addition, they will have the power to elect a majority of our board of managers and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations.

Litigation could adversely affect our business.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. Plaintiffs may seek recovery of large amounts and the magnitude of potential loss may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. Adverse publicity resulting from litigation, regardless of the validity of any allegations, may adversely affect our business. See Item 3 in Part I of this Form 10-K for a description of certain litigation involving the Company.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

Conflict or terrorism could negatively affect our business.

We cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on local, regional, national, or international economies or consumer confidence.

Unfavorable publicity could harm our business.

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

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Additionally, if consumers’ perception of the economy continues to further deteriorate, consumers may further change spending patterns to reduce discretionary spending, including dining at restaurants.

We have long-term agreements and contracts with select suppliers. If our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

We have a limited number of suppliers for our major products, such as beef. Domestically, in 2009, we expect to purchase approximately 90% of our beef raw materials from two beef suppliers. These two beef suppliers represent approximately 47% of the total beef raw material marketplace in the United States. Although we have not experienced significant problems with our suppliers, if our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

The possibility of future misstatement exists due to inherent limitations in our control systems.

We cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

 OSI Restaurant Partners, LLC

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties to our sister company, PRP, for approximately $987,700,000.  PRP then leased the properties to Private Restaurant Master Lessee, LLC, our wholly-owned subsidiary, under a master lease.  The master lease is a triple net lease with a 15-year term. The sale of substantially all of our domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases for us and is referred to as the “PRP Sale-Leaseback Transaction.”

We currently lease approximately 25% of our restaurant sites from PRP and 75% of our restaurant sites from other third parties.  In the future, we intend to continue to construct some of our new restaurants on leased land. Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for one or more additional terms. Our newer leases require two or more additional terms.  All of our leases provide for a minimum annual rent, and most leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and a portion of lessors’ operating costs.  See page 13 for a listing of restaurant locations.

As of December 31, 2008, we lease approximately 152,000 square feet of office space in Tampa, Florida, under a lease expiring in 2014 (with the exception of approximately 16,000 square feet which expires in 2010). Our executive offices are located in approximately 140,000 square feet of that space, and we sublease the remaining 12,000 square feet.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows. In addition, we are subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on our financial condition.

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc. are the defendants in a class action lawsuit brought by the U.S. Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, filed September 28, 2006) alleging that they have engaged in a pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment and seeks damages and injunctive relief.  In addition to the EEOC, two former employees have successfully intervened as party plaintiffs in the case. On November 3, 2007, the EEOC’s nationwide claim of gender discrimination was dismissed and the scope of the suit was limited to the states of Colorado, Wyoming and Montana. However, we expect the EEOC to pursue claims of gender discrimination against us on a nationwide basis through other proceedings. Litigation is, by its nature, uncertain both as to time and expense involved and as to the final outcome of such matters. While we intend to vigorously defend ourselves in this lawsuit, protracted litigation or unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition and could damage our reputation with our employees and our customers.

OSI Restaurant Partners, LLC

Item 3. Legal Proceedings (continued)

On February 21, 2008, a purported class action complaint captioned Ervin, et al. v. OS Restaurant Services, Inc. was filed in the U.S. District Court, Northern District of Illinois. This lawsuit alleges violations of state and federal wage and hour law in connection with tipped employees and overtime compensation and seeks relief in the form of unspecified back pay and attorney fees. It alleges a class action under state law and a collective action under federal law. While we intend to vigorously defend ourselves, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

In March 2008, one of our subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to our general manager partners, chef partners, and area operating partners who hold partnership interests in limited partnerships with our affiliates should have been treated as wages and subjected to employment taxes. We believe that we have complied and continue to comply with the law pertaining to the proper federal tax treatment of partner distributions. In May 2008, we filed a protest of the proposed employment tax assessment. Because we are at a preliminary stage of the administrative process for resolving disputes with the IRS, we cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of this process. If the IRS examiner’s position were to be sustained, the additional employment taxes and other amounts that would be assessed would be material.

On December 29, 2008, American Restaurants, Inc. (“AR”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse Int’l, L.P., seeking confirmation of a purported November 26, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), our indirect wholly-owned subsidiary, in the amount of $97,997,450, plus interest from August 7, 2006.   The dispute that led to the purported award involved Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to AR’s Petition.

Outback International believes that the purported arbitration award resulted from a process that materially violated the terms of the Agreement, and that the arbitrator who issued the purported award violated Outback International’s rights to due process.  Outback International intends to contest vigorously the validity and enforceability of the purported arbitration award in the courts of both the United States and Argentina.

On December 9, 2008, in accordance with the procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Commercial Court of Appeals challenging the arbitrator’s decision to deny Outback International’s request to file an appeal.  Outback International has requested that the court declare that enforcement of the award is suspended during the pendency of the appeal.

Based in part on legal opinions Outback International has received from Argentine counsel, we do not expect the arbitration award or the petition seeking its confirmation to have a material adverse effect on our results of operations, financial condition or cash flows.  However, litigation is inherently uncertain and the ultimate resolution of this matter cannot be guaranteed.

OSI Restaurant Partners, LLC

Item 3. Legal Proceedings (continued)

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender.  The principal balance on the promissory note, plus accrued and unpaid interest, is approximately $33,000,000.  The action seeks, among other remedies, to enforce the note.  See “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit, and we intend to defend the suit vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

OSI Restaurant Partners, LLC

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

There is no public trading market for our common units.

HOLDERS

As of March 31, 2009, OSI HoldCo, Inc. (our direct owner and an indirect, wholly-owned subsidiary of our Ultimate Parent) was the only owner of record of our common units.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2008, none of our common units were authorized for issuance under any equity compensation plan.  See Item 12 in Part III of this Form 10-K.  Our Ultimate Parent has authorized and issued stock options under an equity compensation plan after the Merger.  See Item 8, Note 4 of Notes to Consolidated Financial Statements for additional information.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

CORPORATE HEADQUARTERS

OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

COMPANY NEWS

For Company information, visit our website at www.osirestaurantpartners.com.

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data

This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report. The following table sets forth selected consolidated financial data for the year ended December 31, 2008, the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the years ended December 31, 2006, 2005 and 2004 and selected consolidated financial data at each of the five fiscal years in the period ended December 31, 2008 (in thousands):

	SUCCESSOR (1)		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM
	ENDED	JUNE 15 to	JANUARY 1 to
	DECMEBER 31,	DECEMBER 31,	JUNE 14,	YEARS ENDED DECEMBER 31,
	2008	2007	2007	2006	2005	2004 (2)
Statements of Operations Data:
Revenues
Restaurant sales	$3,939,436	$2,227,926	$1,916,689	$3,919,776	$3,590,869	$3,197,536
Other revenues	23,421	12,098	9,948	21,183	21,848	18,453
Total revenues	3,962,857	2,240,024	1,926,637	3,940,959	3,612,717	3,215,989
Costs and expenses
Cost of sales	1,389,392	790,592	681,455	1,415,459	1,315,340	1,203,107
Labor and other related (3)	1,095,057	623,159	540,281	1,087,258	930,356	817,214
Other restaurant operating	1,012,724	557,459	440,545	885,562	783,745	667,797
Depreciation and amortization	185,786	102,263	74,846	151,600	127,773	104,767
General and administrative (3)	263,204	138,376	158,147	234,642	197,135	174,047
Hurricane property losses	-	-	-	-	3,101	3,024
Goodwill impairment	604,071	-	-	-	-	812
Provision for impaired assets and
restaurant closings	112,430	21,766	8,530	14,154	27,170	1,582
Contribution for "Dine Out for
Hurricane Relief"	-	-	-	-	1,000	1,607
Allowance for notes receivable for
consolidated affiliate	33,150	-	-	-	-	-
(Income) loss from operations of
unconsolidated affiliates	(2,343)	(1,261)	692	(5)	(1,479)	(1,725)
Total costs and expenses	4,693,471	2,232,354	1,904,496	3,788,670	3,384,141	2,972,232
(Loss) income from operations	(730,614)	7,670	22,141	152,289	228,576	243,757
Gain on extinguishment of debt	48,409	-	-	-	-	-
Other (expense) income, net	(11,122)	-	-	7,950	(2,070)	(2,104)
Interest income	4,709	4,725	1,561	3,312	2,087	1,349
Interest expense	(159,137)	(98,722)	(6,212)	(14,804)	(6,848)	(3,629)
(Loss) income before (benefit)
provision for income taxes
and minority interest in
consolidated entities' (loss) income	(847,755)	(86,327)	17,490	148,747	221,745	239,373
(Benefit) provision for income taxes	(105,305)	(47,143)	(1,656)	41,812	73,808	78,622
(Loss) income before minority interest
in consolidated entities' (loss) income	(742,450)	(39,184)	19,146	106,935	147,937	160,751
Minority interest in consolidated
entities' (loss) income	(3,041)	871	1,685	6,775	1,191	9,180
Net (loss) income	$(739,409)	$(40,055)	$17,461	$100,160	$146,746	$151,571

(CONTINUED...)

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data (continued)

	SUCCESSOR (1)		PREDECESSOR
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2006	2005	2004 (2)
Balance Sheet Data:
Working capital deficit	$(204,528)	$(222,428)	$(248,991)	$(219,291)	$(185,893)
Cash and cash equivalents	271,470	171,104	94,856	84,876	87,977
Total assets	2,857,895	3,703,459	2,258,587	2,009,498	1,733,392
Long-term obligations (4)	1,721,179	1,810,970	209,575	121,906	90,243
Minority interest in consolidated entities	26,707	34,862	36,929	44,259	48,092
Unitholder’s/stockholders’ (deficit) equity	(162,754)	599,392	1,221,213	1,144,420	1,047,111
__________________
(1)
On June 14, 2007, OSI Restaurant Partners, Inc. was acquired by an investor group.  Immediately following consummation of the Merger on June 14, 2007, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.  Therefore, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Items Affecting Comparability,” included in Item 7 of this report for more information on the Merger’s effects on the comparability of the selected financial data.

(2)
In 2004, we adopted revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) and began consolidating variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity.

(3)
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

(4)	Long-term obligations include our long-term debt and long-term debt we guarantee and consolidate.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes.  As described in “Results of Operations” on page 42, the results of operations for the year ended December 31, 2007 includes the results of operations for the period from January 1, 2007 to June 14, 2007 of the Predecessor and the results of operations for the period from June 15, 2007 to December 31, 2007 of the Successor on a combined basis. Although this presentation does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”), we believe it provides a meaningful method of comparing the current period to the prior period that includes both Predecessor and Successor results.

Overview

We are one of the largest casual dining restaurant companies in the world, with seven restaurant concepts, nearly 1,500 system-wide restaurants and 2008 annual revenues for Company-owned restaurants exceeding $3.9 billion. We operate in 49 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises. Our primary concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  Our other non-core concepts include Roy’s, Cheeseburger in Paradise and Blue Coral Seafood and Spirits.  Our long-range plan is to exit these non-core concepts, but we do not have an established timeframe within which this will occur.

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

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiatives to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental sales contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is high. We are not a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

The ongoing disruptions in the economy and the financial markets pose challenges to our business as consumer confidence and spending, availability of credit, interest rates, foreign currency exchanges rates and other items are adversely impacted (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

We promote our Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants through national and spot television and/or radio media. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and smaller brands.  We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers an experience that we believe reaches beyond the existing interpretation of Australia and the Outback in our restaurants, and it is expressed in updated fabrics, textures, art, lighting, props and murals.  Our advertising spending is targeted to promote and maintain brand image and develop consumer awareness of new menu offerings. We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

Key factors we use in evaluating our restaurants and assessing our business include the following:

•	Average unit volumes - average sales per restaurant to measure changes in consumer traffic, pricing and development of the brand;
•	Operating margins - restaurant revenues after deduction of the main restaurant-level operating costs (including cost of sales, restaurant operating expenses, and labor and related costs);
•	System-wide sales - total sales volume for all company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands; and
•
Same-store or comparable sales - year-over-year comparison of sales volumes for restaurants that are open in both years in order to remove the impact of new openings in comparing the operations of existing restaurants.

Our 2008 financial results included:

•	Decline in consolidated revenues of 4.9% to $3.96 billion;
•	11 new unit openings, net of restaurant closings, across all brands;
•
Net loss increase of $716.8 million to a net loss of $739.4 million, caused primarily by a decrease in sales at Company-owned restaurants, an aggregate goodwill and intangible asset impairment charge of $650.5 million, a $33.2 million allowance for notes receivable for a consolidated affiliate and an increase in interest expense as a result of the Merger.

Our industry’s challenges and risks include, but are not limited to, economic conditions, including weak consumer spending, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, and commodity pricing. Additionally, our planned development schedule is subject to risk because of significant real estate and construction costs and the availability of capital, and our results are affected by consumer tolerance of price increases. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

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

At December 31, 2008, the OSI Restaurant Partners, LLC restaurant system included the following:

	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Cheeseburger in Paradise	Blue Coral Seafood and Spirits	Total

Company-owned	689	129	237	142	61	26	38	1	1,323
Development joint venture	-	22	-	-	-	-	-	-	22
Franchise	107	31	1	7	-	-	-	-	146
Total	796	182	238	149	61	26	38	1	1,491

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we are one of two members. Our ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include restaurants owned by our Roy’s consolidated venture in which we have less than a majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the committee by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where we are required to be a guarantor of the line of credit, which provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, its restaurants are included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. Our joint venture partner in the consolidated joint venture partially funded its portion of the costs of new restaurants through a line of credit that we guarantee (see “Debt Guarantees” included in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in our Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ (loss) income.”

Development joint venture restaurants are organized as general partnerships and joint ventures in which we are one of two general partners and generally own 50% of the partnership and our joint venture partner generally owns 50%. We are responsible for 50% of the costs of new restaurants operated as development joint ventures and our joint venture partner is responsible for the other 50%. Our investments in these ventures are accounted for under the equity method, therefore the income derived from restaurants operated as development joint ventures is presented in the line item “(Income) loss from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.

We derive no direct income from operations of franchised restaurants other than initial and developmental franchise fees and ongoing royalties, which are included in “Other revenues.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI, which is controlled by an investor group comprised of funds advised by Bain Capital and Catterton, our Founders and certain members of management.  On May 21, 2007, this agreement was amended to provide for increased merger consideration of $41.15 per share in cash, payable to all shareholders except our Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.

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

Our assets and liabilities were assigned values, part carryover basis pursuant to Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF No. 88-16”), and part fair value, similar to a step acquisition, pursuant to EITF No. 90-12, “Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16” (“EITF No. 90-12”).  As a result, retained earnings and accumulated depreciation were zero after the allocation was completed.  Depreciation and amortization are higher in the Successor period due to these fair value assessments resulting in increases to the carrying value of property, plant and equipment and intangible assets.

Interest expense has increased substantially in the Successor period in connection with our new financing arrangements.  These arrangements include the issuance of senior notes in an original aggregate principal amount of $550,000,000 and senior secured credit facilities with a syndicate of institutional lenders and financial institutions. The senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

Merger expenses of approximately $33,174,000 and $7,590,000 for the periods from January 1 to June 14, 2007 and from June 15 to December 31, 2007, respectively, and management fees of $9,906,000 and $5,162,000 for the year ended December 31, 2008 and for the period from June 15 to December 31, 2007, respectively, were included in General and administrative expenses in our Consolidated Statements of Operations and reflect primarily the professional service costs incurred in connection with the Merger and the management services provided by our Management Company (see “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability (continued)

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties at fair market value to our sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (“Master Lessee”), our wholly-owned subsidiary, under a master lease.  In accordance with SFAS No. 98, “Accounting for Leases” (“SFAS No. 98”), the sale at fair market value to PRP and subsequent leaseback by Master Lessee qualified for sale-leaseback accounting treatment, and no gain or loss was recorded.  The master lease is a triple net lease with a 15-year term.  The sale of substantially all of our domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases for us and is referred to as the “PRP Sale-Leaseback Transaction.”  Rent expense has increased substantially in the Successor period in connection with the PRP Sale-Leaseback Transaction since these properties were previously owned.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth our combined, consolidated results of operations for the year ended December 31, 2007.  The year ended December 31, 2007 includes the results of operations for the period from January 1, 2007 to June 14, 2007 of the Predecessor and the results of operations for the period from June 15, 2007 to December 31, 2007 of the Successor on a combined basis.

Although this presentation does not comply with U.S. GAAP, we believe it provides a meaningful method of comparing the current period to the prior period that includes both Predecessor and Successor results.  The combined information is the result of adding the Successor and Predecessor columns and does not include any pro forma assumptions or adjustments.

The following table presents our consolidated results of operations for the periods from January 1, 2007 to June 14, 2007 (Predecessor) and June 15, 2007 to December 31, 2007 (Successor) and the combination of the results of these periods (in thousands):

			NON-GAAP
			COMBINED
			PREDECESSOR/
	PREDECESSOR	SUCCESSOR	SUCCESSOR
	PERIOD	PERIOD
	FROM	FROM	YEAR
	JANUARY 1 to	JUNE 15 to	ENDED
	JUNE 14,	DECEMBER 31,	DECEMBER 31,
	2007	2007	2007
Revenues
Restaurant sales	$1,916,689	$2,227,926	$4,144,615
Other revenues	9,948	12,098	22,046
Total revenues	1,926,637	2,240,024	4,166,661
Costs and expenses
Cost of sales	681,455	790,592	1,472,047
Labor and other related	540,281	623,159	1,163,440
Other restaurant operating	440,545	557,459	998,004
Depreciation and amortization	74,846	102,263	177,109
General and administrative	158,147	138,376	296,523
Provision for impaired assets and restaurant closings	8,530	21,766	30,296
Loss (income) from operations of unconsolidated affiliates	692	(1,261)	(569)
Total costs and expenses	1,904,496	2,232,354	4,136,850
Income from operations	22,141	7,670	29,811
Interest income	1,561	4,725	6,286
Interest expense	(6,212)	(98,722)	(104,934)
Income (loss) before benefit from income taxes and
minority interest in consolidated entities' income	17,490	(86,327)	(68,837)
Benefit from income taxes	(1,656)	(47,143)	(48,799)
Income (loss) before minority interest in
consolidated entities' income	19,146	(39,184)	(20,038)
Minority interest in consolidated entities' income	1,685	871	2,556
Net income (loss)	$17,461	$(40,055)	$(22,594)

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	PREDECESSOR
	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Revenues
Restaurant sales	99.4%	99.5%	99.5%
Other revenues	0.6	0.5	0.5
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	35.3	35.5	36.1
Labor and other related (1)	27.8	28.1	27.7
Other restaurant operating (1)	25.7	24.1	22.6
Depreciation and amortization	4.7	4.3	3.8
General and administrative	6.6	7.1	6.0
Goodwill impairment	15.2	-	-
Provision for impaired assets and restaurant closings	2.8	0.7	0.4
Allowance for notes receivable for consolidated affiliate	0.8	-	-
Income from operations of unconsolidated affiliates	(0.1)	(* )	(* )
Total costs and expenses	118.4	99.3	96.1
(Loss) income from operations	(18.4)	0.7	3.9
Gain on extinguishment of debt	1.2	-	-
Other (expense) income, net	(0.3)	-	0.2
Interest income	0.1	0.2	0.1
Interest expense	(4.0)	(2.5)	(0.4)
(Loss) income before (benefit) provision for income taxes and
minority interest in consolidated entities' (loss) income	(21.4)	(1.6)	3.8
(Benefit) provision for income taxes	(2.6)	(1.2)	1.1
(Loss) income before minority interest in
consolidated entities' (loss) income	(18.8)	(0.4)	2.7
Minority interest in consolidated entities' (loss) income	(0.1)	0.1	0.2
Net (loss) income	(18.7)%	(0.5)%	2.5%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 4.5% in 2008 and grew by 5.6% in 2007.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	PREDECESSOR
	YEARS ENDED DECEMBER 31,
	2008	2007	2006
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$2,153	$2,284	$2,260
International	298	329	308
Total	2,451	2,613	2,568
Carrabba's Italian Grill	681	705	649
Bonefish Grill	384	373	311
Fleming's Prime Steakhouse and Wine Bar	216	221	188
Other restaurants	207	233	204
Total Company-owned restaurant sales	$3,939	$4,145	$3,920

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

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	PREDECESSOR
	YEARS ENDED DECEMBER 31,
	2008	2007	2006
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$325	$353	$359
International	159	132	106
Total	484	485	465
Bonefish Grill	16	17	16
Total franchise and development joint venture sales (1)	$500	$502	$481
Income from franchise and development joint ventures (2)	$23	$23	$21
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “(Income) loss from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	DECEMBER 31,
	2008	2007	2006
	(Successor)	(Successor)	(Predecessor)
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	689	688	679
Company-owned - international	129	129	118
Franchised and development joint venture - domestic	107	107	107
Franchised and development joint venture - international	53	49	44
Total	978	973	948
Carrabba's Italian Grill
Company-owned	237	238	229
Franchised and development joint venture	1	-	-
Total	238	238	229
Bonefish Grill
Company-owned	142	134	112
Franchised and development joint venture	7	6	7
Total	149	140	119
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	61	54	45
Other
Company-owned	65	75	67
System-wide total	1,491	1,480	1,408

None of our individual brands are considered separate reportable segments for purposes of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as the brands have similar economic characteristics, nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REVENUES

Restaurant sales. Restaurant sales decreased by 5.0% or $205,179,000 in 2008 as compared with 2007 and increased by 5.7% or $224,839,000 in 2007 as compared with 2006. The 2008 decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 27 restaurants which was partially offset by additional revenues of approximately $68,076,000 from the opening of 38 new restaurants in 2008.  The 2007 increase in restaurant sales was attributable to additional revenues of approximately $164,292,000 from the opening of 78 new restaurants in 2007 and incremental sales from restaurants that opened during 2006.  This increase was partially offset by decreases in sales at existing restaurants and the closing of 10 restaurants.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the years ended December 31, 2008, 2007 and 2006:

		NON-GAAP
		COMBINED
		PREDECESSOR/
	SUCCESSOR	SUCCESSOR	PREDECESSOR
	2008	2007	2006

Average restaurant unit volumes (in thousands):
Outback Steakhouse	$3,130	$3,336	$3,348
Carrabba's Italian Grill	$2,865	$2,992	$3,053
Bonefish Grill	$2,726	$2,979	$3,058
Fleming's Prime Steakhouse and Wine Bar	$3,797	$4,363	$4,512
Operating weeks:
Outback Steakhouse	35,984	35,720	35,230
Carrabba's Italian Grill	12,394	12,280	11,082
Bonefish Grill	7,366	6,524	5,306
Fleming's Prime Steakhouse and Wine Bar	2,962	2,636	2,172
Year to year percentage change:
Menu price increases:
Outback Steakhouse	3.2%	1.1%	0.7%
Carrabba's Italian Grill	1.7%	2.8%	1.0%
Bonefish Grill	1.6%	1.7%	1.5%
Fleming's Prime Steakhouse and Wine Bar	3.3%	6.1%	2.5%
Same-store sales (stores open 18 months or more):
Outback Steakhouse	-6.1%	-0.7%	-1.5%
Carrabba's Italian Grill	-4.2%	-1.0%	-1.1%
Bonefish Grill	-8.5%	-1.7%	0.4%
Fleming's Prime Steakhouse and Wine Bar	-11.4%	0.4%	4.3%

Other revenues. Other revenues, consisting primarily of initial franchise fees and royalties, increased by $1,375,000 to $23,421,000 in 2008 as compared with $22,046,000 in 2007.  This increase was primarily attributable to an increase in royalties from our joint venture in Brazil, an equity method investee, and from four additional franchised and development joint venture restaurants for Outback Steakhouse International in 2008 as compared with 2007.  In December 2008, we recorded an allowance of $3,011,000 related to royalties due from our joint venture in Brazil.  Other revenues increased by $863,000 to $22,046,000 in 2007 as compared with $21,183,000 in 2006.  This increase resulted primarily from five additional franchised and development joint venture restaurants for Outback Steakhouse International in 2007 as compared to 2006.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 0.2% of restaurant sales to 35.3% in 2008 as compared with 35.5% in 2007.  Of the decrease as a percentage of restaurant sales, 0.9% was a result of general menu price increases and 0.6% was due to the impact of certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives.  This decrease as a percentage of restaurant sales was partially offset by increases in seafood, beef, dairy, produce and cooking oil costs that negatively impacted cost of sales by 1.3% as a percentage of restaurant sales.

Cost of sales decreased by 0.6% of restaurant sales to 35.5% in 2007 as compared with 36.1% in 2006.  Of the decrease as a percentage of restaurant sales, 0.5% was due to the impact of certain Outback Steakhouse and Carrabba’s Italian Grill efficiency initiatives, 0.4% was a result of general menu price increases, 0.2% was from produce and seafood cost savings and 0.2% was attributable to an increase in the proportion of consolidated sales associated with our non-Outback Steakhouse restaurants, which have lower cost of goods sold ratios than Outback Steakhouse.  This decrease as a percentage of restaurant sales was partially offset by increases in beef and dairy costs, which negatively impacted cost of sales by 0.5% and 0.2% as a percentage of restaurant sales, respectively.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses. Labor and other related expenses decreased 0.3% as a percentage of restaurant sales to 27.8% in 2008 as compared with 28.1% in 2007.  Of the decrease as a percentage of restaurant sales, approximately 0.6% was attributable to Outback Steakhouse cost savings initiatives, 0.4% was due to reduced deferred compensation expenses, 0.3% was a result of decreases in PEP expense and 0.2% was from a reduction in distribution expense to managing partners.  The decrease was partially offset by increases as a percentage of restaurant sales of approximately 0.6% as a result of declines in average unit volumes, 0.4% from higher kitchen and service labor costs and 0.2% for an increase in health insurance costs.

Labor and other related expenses increased 0.4% as a percentage of restaurant sales to 28.1% in 2007 as compared with 27.7% in 2006.  Of the increase as a percentage of restaurant sales, approximately 0.3% was attributable to minimum wage increases, 0.2% was due to increases in kitchen labor costs, 0.2% was due to increases in restaurant management salaries, 0.1% was attributable to stock-based and incentive compensation expense and 0.1% was from an increase in health insurance costs.  Additionally, declines in average unit volumes at Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar restaurants accounted for 0.2% of the increase as a percentage of restaurant sales, and increases in the proportion of new restaurant formats, which have higher average labor costs than domestic Outback Steakhouse and Carrabba’s Italian Grill restaurants increased labor and other related expenses by 0.1% as a percentage of restaurant sales compared to 2006.  The increase as a percentage of restaurant sales was partially offset by a reduction in the conversion costs and ongoing expense for our PEP of 0.5% as a percentage of restaurant sales, Outback Steakhouse labor efficiencies of 0.2% as a percentage of restaurant sales and a reduction in distribution expense to managing partners of 0.1% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. These costs increased 1.6% to 25.7% as a percentage of restaurant sales in 2008 as compared with 24.1% in 2007.  Of the increase as a percentage of restaurant sales, approximately 0.9% was attributable to increased cash and non-cash rent charges from PRP and increases in other occupancy costs, 0.8% was from declines in average unit volumes, 0.2% was due to increases in advertising expenses and utilities costs and 0.1% resulted from amortization of net favorable leases.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.2% from a reduction in pre-opening costs, 0.1% from certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives and 0.1% for lower general liability insurance expense.

Other restaurant operating expenses increased 1.5% to 24.1% as a percentage of restaurant sales in 2007 as compared with 22.6% in 2006.  Of the increase as a percentage of restaurant sales, approximately 1.0% was attributable to increased cash and non-cash rent charges from PRP, 0.3% resulted from increased advertising, 0.1% was from declines in average unit volumes, 0.2% was due to higher occupancy, supply, utility and repair and maintenance costs, 0.1% resulted from amortization of net favorable leases and 0.1% was due to an increase in the proportion of new format restaurants and international Outback Steakhouse restaurants in operation, which have higher average restaurant operating expenses as a percentage of restaurant sales than domestic Outback Steakhouse and Carrabba's Italian Grill restaurants.  The increase as a percentage of restaurant sales was partially offset by a reduction in pre-opening costs of 0.3% as a percentage of restaurant sales.

Depreciation and amortization. Depreciation and amortization costs increased 0.4% as a percentage of total revenues to 4.7% in 2008 compared with 4.3% in 2007.  As a result of the Merger, our assets and liabilities were assigned new values which are part carryover basis and part fair value basis as of the closing date.  Depreciation and amortization costs as a percentage of total revenues increased as a result of Merger-related fair value assessments to the carrying value of our property, plant and equipment and intangible assets.  Additionally, increased depreciation expense as a percentage of total revenues resulted from declines in average unit volumes and the opening of new restaurants.

Depreciation and amortization costs increased 0.5% as a percentage of total revenues to 4.3% in 2007 compared with 3.8% in 2006.  Increased depreciation expense as a percentage of total revenues resulted from higher depreciation costs for certain of our newer restaurant formats, which have higher average construction costs than an Outback Steakhouse, and from increases as a result of Merger-related fair value assessments to the carrying value of our property, plant and equipment and intangible assets.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

General and administrative. General and administrative costs decreased by $33,319,000 to $263,204,000 in 2008 as compared with $296,523,000 in 2007.  This decrease primarily was attributable to savings realized from the non-recurrence or reduction of certain expenses from 2007 such as $40,764,000 of Merger expenses, $11,000,000 of consulting and professional fees and $9,000,000 of deferred compensation expense for corporate employees.  Other general and administrative costs decreases resulted from a $6,662,000 offsetting gain from the sale of land in Las Vegas, Nevada in 2008 and a reduction of $4,400,000 in distribution expense to area operating partners.  These decreases were partially offset by a loss of $18,000,000 on the cash surrender value of life insurance, $7,300,000 of additional corporate payroll and bonuses in 2008 primarily resulting from the realization of cost savings initiatives, $4,744,000 of additional management fees incurred in 2008 as a result of the Merger and a $3,628,000 loss from the sale of our Selmon’s concept in 2008.

General and administrative costs increased by $61,881,000 to $296,523,000 in 2007 as compared with $234,642,000 in 2006.  This increase primarily resulted from $37,900,000 of incremental costs associated with the Merger, $10,500,000 of additional corporate payroll, $5,162,000 of management fees incurred as a result of the Merger and $8,500,000 of additional consulting and other professional fees in 2007 as compared to 2006. Additionally, an increase in overall administrative costs associated with operating additional restaurants contributed to the increase in general and administrative costs.  These increases were partially offset by $1,800,000 of reduced expense for our corporate aircraft.

Goodwill impairment. During 2008, we recorded a goodwill impairment charge of $604,071,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts. Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  The goodwill impairment charge, which is combined from our annual impairment test in the second quarter of 2008 and an additional test in the fourth quarter of 2008, occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.

Provision for impaired assets and restaurant closings. During 2008, we recorded a provision for impaired assets and restaurant closings of $112,430,000 which included $42,958,000 of impairment charges for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names, $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits trademark, $65,767,000 of impairment charges for certain of our restaurants and $243,000 of other impairment charges.

During 2007, we recorded a provision for impaired assets and restaurant closings of $30,296,000 which included the following: $25,573,000 of impairment charges for certain of our restaurants, an impairment charge of $1,005,000 related to one of our corporate aircraft, $3,145,000 of impairment charges for our investment in Kentucky Speedway and $573,000 of other impairment charges.  During 2006, we recorded impairment charges of $14,154,000 for certain of our restaurants.

The trade name impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.  Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Allowance for notes receivable for consolidated affiliate.  One of our consolidated affiliates defaulted on a line of credit that we guaranteed by failing to pay the outstanding balance of $33,283,000 due on the December 31, 2008 maturity date.  In anticipation of receiving a notice of default subsequent to the end of the year, we recorded a $33,150,000 allowance for notes receivable for consolidated affiliate in 2008 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

(Income) loss from operations of unconsolidated affiliates. (Income) loss from operations of unconsolidated affiliates represents our portion of net (income) loss from restaurants operated as development joint ventures.  Income from development joint ventures increased by $1,774,000 in 2008 compared to 2007 and increased by $564,000 in 2007 compared to 2006 as a result of an increase in income from our joint venture in Brazil.

Gain on extinguishment of debt.   Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes for $11,711,000 of principal, representing an average of 19.0% of face value, and $2,729,000 of accrued interest.  As a result, we recorded a gain from the extinguishment of our debt of $48,409,000 in 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

Other (expense) income, net. Other (expense) income, net represents the net of revenues and expenses from non-restaurant operations.  Other (expense) income, net for 2008 related to foreign currency transaction losses of $11,122,000 on international investments. Other (expense) income, net for 2006 included a gain of $5,165,000 recorded during the second quarter of 2006 for amounts recovered in accordance with the terms of a lease termination agreement and a gain of $2,785,000 recorded during the fourth quarter of 2006 for amounts received from a sale of land in Tampa, Florida.

Interest income. Interest income was $4,709,000 in 2008 as compared with $6,286,000 in 2007 and $3,312,000 in 2006.  Interest income decreased in 2008 as a result of a decline in interest rates in 2008 as compared with 2007.  Interest income increased in 2007 due to higher cash and cash equivalent and restricted cash balances and higher interest rates on cash and cash equivalent and restricted cash balances during 2007 as compared with 2006.  Interest income for the years ended December 31, 2008, 2007 and 2006 included interest of approximately $1,071,000, $2,439,000 and $1,764,000, respectively, from notes receivable held by a limited liability company owned by our California franchisee.

Interest expense. Interest expense was $159,137,000 in 2008 as compared with $104,934,000 in 2007 and $14,804,000 in 2006. The year-to-year increases in interest expense resulted from a significant increase in outstanding debt as of June 14, 2007 as a result of the Merger and net interest expense of $18,928,000 and $5,357,000 for 2008 and 2007, respectively, for mark-to-market adjustments on our interest rate collar. The increase in 2008 as compared with 2007 was partially offset by an overall decline in the variable interest rate on our senior secured term loan facility and other variable-rate debt in 2008.  Interest rates on our senior secured term loan facility were 2.81% and 7.13% at December 31, 2008 and 2007, respectively, with much of the decline occurring in the fourth quarter of 2008.  Interest expense for the years ended December 31, 2008, 2007 and 2006 included approximately $1,071,000, $2,439,000 and $1,764,000, respectively, of expense from outstanding borrowings on the line of credit held by a limited liability company owned by our California franchisee.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

(Benefit) provision for income taxes.  The (benefit) provision for income taxes reflects expected income taxes due at federal statutory and state income tax rates, net of the federal benefit.  The effective income tax rate for the year ended December 31, 2008 was 12.4% compared to (9.5)% and 54.6% for the periods from January 1 to June 14, 2007 and from June 15 to December 31, 2007, respectively.  The increase in the effective income tax rate for the year ended December 31, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in the current period.  Additionally, the $604,071,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of our stock, partially offset the increase in the effective income tax rate.  The decrease in the effective income tax rate for the year ended December 31, 2008 as compared to the period from June 15 to December 31, 2007 was due to the non-deductible goodwill impairment charge and the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) in the prior period.

The effective income tax rates for the periods from January 1, 2007 to June 14, 2007 and from June 15, 2007 to December 31, 2007 were (9.5)% and 54.6%, respectively, compared to 28.1% for the year ended December 31, 2006.  The decrease in the effective income tax rate for the period from January 1, 2007 to June 14, 2007 as compared to the year ended December 31, 2006 is primarily due to a $131,257,000 decrease in pretax income.  While this decrease caused most of the permanent differences related to non-deductible expenses to increase the effective tax rate, the FICA tax credit for employee-reported tips is a large percentage of pretax income which caused the effective tax rate for the period from January 1, 2007 to June 14, 2007 to be negative.  The increase in the effective income tax rate for the period from June 15, 2007 to December 31, 2007 as compared to the year ended December 31, 2006 is primarily due to a change in pretax (loss) income.  The effective income tax rate is unusually high due to the FICA tax credit for employee-reported tips being such a large percentage of pretax (loss) income.

Minority interest in consolidated entities’ (loss) income. The allocation of minority owners’ (loss) income included in this line item represents the portion of loss or income from operations included in consolidated operating results attributable to the minority ownership interests in certain restaurants in which we have a controlling interest. As a percentage of total revenues, the loss allocation was 0.1% for 2008 compared with an income allocation of 0.1% in 2007 and an income allocation of 0.2% in 2006.  The decrease in 2008 as compared to 2007 is primarily due to declining operating results at Fleming’s Prime Steakhouse and Wine Bar, Roy’s and Blue Coral Seafood and Spirits.  The decrease in 2007 as compared to 2006 is due to the acquisition of the remaining minority ownership interests in eleven Carrabba’s Italian Grill and nine Bonefish Grill restaurants in October 2006 and eighty-eight Outback Steakhouse restaurants in South Korea in November 2006.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents was $271,470,000 at December 31, 2008 as compared with $171,104,000 at December 31, 2007.  This increase was primarily from borrowing $50,000,000 from our senior secured working capital revolving credit facility and investing it in money market funds classified as Cash and cash equivalents as of December 31, 2008, from delayed payment on approximately $30,000,000 in outstanding Accounts payable until the beginning of 2009 (which under our historic practices would have been paid by December 31, 2008) and from an increase in cash received from gift card sales in 2008 as compared to 2007.  The non-current portion of restricted cash was $7,000 at December 31, 2008 as compared with $32,237,000 at December 31, 2007, with the decrease due primarily to the use of cash restricted for capital expenditures. Property, fixtures and equipment was $1,073,499,000 and $1,245,245,000 at December 31, 2008 and 2007, respectively.  The decrease in 2008 as compared to 2007 was due to impairment charges for certain of our restaurants and periodic fixed asset depreciation. Goodwill was $459,800,000 at December 31, 2008 as compared with $1,060,529,000 at December 31, 2007.  This decrease was due to an aggregate goodwill impairment charge of $604,071,000 recorded during 2008 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  Intangible assets, net was $650,431,000 and $716,631,000 at December 31, 2008 and 2007, respectively.  The decrease in 2008 as compared to 2007 was due to $42,958,000 of impairment charges recorded during 2008 for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names, $3,462,000 of impairment charges recorded during 2008 for the Blue Coral Seafood and Spirits trademark and periodic intangible asset amortization.  We recorded an allowance for notes receivable for a consolidated affiliate of $33,150,000 during 2008 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Working capital (deficit) totaled ($204,528,000) and ($222,428,000) at December 31, 2008 and 2007, respectively, and included Unearned revenue from gift cards of $212,677,000 and $196,298,000 at December 31, 2008 and 2007, respectively.

Current liabilities totaled $663,898,000 at December 31, 2008 as compared with $589,341,000 at December 31, 2007 with the increase primarily due to a $28,829,000 increase in Accounts payable and a $31,718,000 increase in Accrued expenses.  We delayed payment on approximately $30,000,000 in outstanding Accounts payable until the beginning of 2009, which under our historic practices would have been paid by December 31, 2008.  The increase in Accrued expenses is primarily attributable to an $18,928,000 increase in the liability recorded for our interest rate collar and an increase in the current portion of deferred compensation at December 31, 2008 as compared to December 31, 2007.  The decline in long-term debt to $1,721,179,000 at December 31, 2008 from $1,808,475,000 at December 31, 2007 was primarily a result of making the $75,000,000 prepayment on our senior secured term loan facility required by our credit agreement and purchasing and extinguishing $61,780,000 in aggregate principal amount of our senior notes at a significant discount on the open market during 2008.  This decline was partially offset by borrowing $50,000,000 from our senior secured working capital revolving credit facility and $12,000,000 from our senior secured pre-funded revolving credit facility as of December 31, 2008.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

The ongoing disruptions in the financial markets and adverse changes in the economy have created a challenging environment for us and for the restaurant industry and may limit our liquidity.  During 2008, we incurred goodwill and intangible asset impairment charges of $604,071,000 and $46,420,000, respectively, which were recorded during the second and fourth quarters of 2008, and restaurant impairment charges of $65,767,000.  We have experienced downgrades in our credit ratings and declining restaurant sales and continue to be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers.  As a result, our projected results for future periods have declined significantly from historical projections.  Additionally, our substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, we have accelerated existing initiatives and implemented new measures to manage liquidity.

We have implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  We developed new menu items to appeal to value-conscious consumers and have used marketing campaigns to promote these items.  Additionally, annual interest expense is expected to decline significantly in future periods as a result of the completion of a cash tender offer that reduced the aggregate principal amount outstanding of our senior notes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We believe that these implemented initiatives and measures will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on results of actions taken, our knowledge of the economic trends and the declines in sales at our restaurants combined with our attempts to mitigate the impact of those declines.  However, further deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

Continued deterioration in the financial markets could adversely affect our ability to borrow under our revolving credit facilities.  At this time, none of our institutional lenders on our senior secured credit facilities have failed.  In consideration of current economic conditions, we borrowed $30,000,000 from our working capital revolving credit facility in the third quarter of 2008 and an additional $20,000,000 in the fourth quarter of 2008 to ensure the availability of these funds.  As of December 31, 2008, we had invested the entire $50,000,000 in money market funds classified as Cash and cash equivalents in our Consolidated Balance Sheet.  We also borrowed $12,000,000 from our pre-funded revolving credit facility in the fourth quarter of 2008 for capital expenditures.  This borrowing is recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2008, as we will be required to repay outstanding loans under the pre-funded revolving credit facility in April of 2009 using 100% of our  “annual true cash flow,” as defined in the credit agreement.

At December 31, 2008 and 2007, our Moody’s Applicable Corporate Rating was Caa1 and B2, respectively.  In October 2008, Standard & Poor's Ratings Services lowered our corporate credit rating to B- from B.  Our credit agreement does not penalize us for a downgrade in our credit ratings.  We have not experienced a material change and do not anticipate experiencing a material change in vendor pricing or supply as a result of the downgrades in our credit ratings from Standard and Poor’s and Moody’s Investors Service.

Downgrades in our credit ratings and further disruptions in the financial markets could affect our ability to obtain future credit and the cost of that credit.  On April 1, 2009, a $24,500,000 line of credit that we guarantee expires (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Depending on the outcome of the renegotiation, we may have to perform under our guarantee or consolidate additional debt on our Consolidated Balance Sheet.  At this time, we believe we have sufficient liquidity from our cash, short-term investments, restricted cash and available borrowing capacity on our revolving credit facilities to allow us to perform under the guarantee, if necessary.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

In January 2009, we received notice that an event of default had occurred in connection with an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird Nevada, LLC (“T-Bird”), which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date, and this balance was recorded in “Current portion of guaranteed debt” on our Consolidated Balance Sheet at December 31, 2008.  On February 17, 2009, the Company purchased the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest. We consolidate T-Bird and the related T-Bird Loans and, in anticipation of receiving a notice of default subsequent to the end of the year, recorded a $33,150,000 allowance for the T-Bird Loan receivables in our Consolidated Statement of Operations for the year ended December 31, 2008. On February 19, 2009, we filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and our affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit, and we intend to defend the suit vigorously.

Variable interest rates on the senior secured term loan facility fluctuated during the year ended December 31, 2008 (between 7.13% at December 31, 2007 and 2.81% at December 31, 2008).  Rates experienced an overall decline in 2008, particularly during the fourth quarter, as rates were 6.00% at September 30, 2008 and 5.13% at June 30, 2008.  The amount of required interest payments on our debt will change as interest rates fluctuate. Between November 18, 2008 and November 21, 2008, in an effort to deleverage and reduce interest expense, we purchased and extinguished $61,780,000 in aggregate principal amount of our senior notes at a significant discount on the open market.  On February 18, 2009, we announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Current market conditions have impacted our foreign currency exchange rates.  We anticipate declines in our international operating results in 2009, partially due to the depreciation of foreign currency exchange rates for several countries in which we operate.

The challenging economy may adversely affect our suppliers and other third-party service providers.  At this time, however, we do not anticipate an interruption in supplies from our most significant vendors.  In the fourth quarter of 2008, we committed $10,260,000 of our working capital revolving credit facility for the issuance of letters of credit.  This was primarily for a $9,000,000 increase in the letters of credit that are required by insurance companies that underwrite our workers’ compensation insurance.  Subsequent to the end of the fourth quarter of 2008, we committed $6,135,000 of our working capital revolving credit facility primarily for the issuance of a $6,000,000 letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $69,435,000, which is $5,565,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  If requests for letters of credit exceed the remaining availability on our working capital revolving credit facility, then we may have to use cash to fulfill our collateral requirements.

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

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements will depend partially on our ability to achieve anticipated levels of revenue and cash flow and to manage costs.  If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face a substantial liquidity shortfall and might be required to dispose of material assets or operations, or take other actions, to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities, as described below, would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.  See “Risk Factors.”

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At December 31, 2008, we were in compliance with these covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to successfully reduce our costs, implement efficiency programs and improve our working capital management.  If, as a result of the economic challenges described above or otherwise, our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  In the event of this occurrence, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $121,400,000, $119,359,000, $77,065,000 and $297,734,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007, and the year ended December 31, 2006, respectively.   We estimate that our capital expenditures will be approximately $60,000,000 to $70,000,000 in 2009. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Net cash provided by operating activities	$213,464	$160,781	$155,633	$350,713
Net cash used in investing activities	(63,099)	(2,297,634)	(119,753)	(336,735)
Net cash (used in) provided by financing activities	(49,999)	2,265,127	(87,906)	(3,998)
Net increase (decrease) in cash and cash equivalents	$100,366	$128,274	$(52,026)	$9,980

Operating activities

Net cash provided by operating activities for the year ended December 31, 2008 was $213,464,000 compared to $160,781,000, $155,633,000 and $350,713,000 for the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the year ended December 31, 2006, respectively. The decrease in 2008 as compared to 2007 was primarily attributable to (1) lower restaurant income from operations, (2) an increase in cash paid for interest, which was $130,025,000 for the year ended December 31, 2008 compared to $83,832,000 and $6,443,000 for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively, and (3) an increase in cash paid for rent, which was $185,281,000 for the year ended December 31, 2008 compared to $94,714,000 and $50,809,000 for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively. The decrease is partially offset by an increase in cash received from gift card sales in 2008 as compared to 2007.

The decrease in net cash provided by operating activities in 2007 as compared to 2006 was primarily attributable to (1) an increase in cash paid for interest of $83,832,000 and $6,443,000 for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively, compared to $14,582,000 for the year ended December 31, 2006 and (2) an increase in cash paid for rent, which was $94,714,000 and $50,809,000 for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively, compared to $101,576,000 for the year ended December 31, 2006. The decrease was partially offset by an increase in restaurant revenue.

Investing activities

Net cash used in investing activities for the year ended December 31, 2008 was $63,099,000 compared to $2,297,634,000, $119,753,000 and $336,735,000 for the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the year ended December 31, 2006, respectively. Net cash used in investing activities for the year ended December 31, 2008 was primarily attributable to capital expenditures of $121,400,000 and was partially offset by (1) $10,501,000 in proceeds from the sale of property, fixtures and equipment, of which $9,800,000 related to the sale of a parcel of land in Las Vegas, Nevada and (2) the $30,937,000 net difference between restricted cash received and restricted cash used, which was primarily the conversion of restricted cash designated for capital expenditures to cash.  Net cash used in investing activities for the period from June 15 to December 31, 2007 primarily included the acquisition of OSI for $3,092,296,000 and capital expenditures of $77,065,000 and was partially offset by $925,090,000 in proceeds from sale-leaseback transactions.  Net cash used in investing activities for the period from January 1 to June 14, 2007 was primarily attributable to capital expenditures of $119,359,000.  Net cash used in investing activities for the year ended December 31, 2006 was primarily attributable to capital expenditures of $297,734,000 and cash paid for the acquisition of a business, net of cash acquired, of $63,622,000.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS (continued)

Financing activities

Net cash (used in) provided by financing activities for the year ended December 31, 2008 was ($49,999,000) compared to $2,265,127,000, ($87,906,000) and ($3,998,000) for the period from June 15 to December 31, 2007, January 1 to June 14, 2007 and the year ended December 31, 2006, respectively. Net cash used by financing activities during the year ended December 31, 2008 was primarily attributable to $85,402,000 of repayments of long-term debt and $11,711,000 of cash paid for the extinguishment of a portion of our senior notes and was partially offset by $62,000,000 of proceeds from the issuance of revolving lines of credit.  Net cash provided by financing activities for the period from June 15 to December 31, 2007 primarily included proceeds from the issuances of long-term debt, the senior secured term loan facility, revolving lines of credit, and senior notes totaling $1,889,400,000, contributions from KHI of $42,413,000 and proceeds from the issuance of common stock of $600,373,000 and was partially offset by repayments of long-term debt of $199,388,000.  Net cash used in financing activities for the period from January 1 to June 14, 2007 primarily included repayments of long-term debt of $210,834,000 and was partially offset by proceeds from the issuance of long-term debt of $123,648,000.  Net cash used in financing activities for the year ended December 31, 2006 was primarily attributable to repayments of long-term debt of $294,147,000, payments for the purchase of treasury stock of $59,435,000 and the payment of dividends of $38,896,000.  These were partially offset by proceeds from the issuance of long-term debt of $371,787,000.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by restaurant operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the year ended December 31, 2008 (Successor, in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(196,972)	$(393,944)	$(590,915)
Decrease in cash provided by restaurant operating activities	(37,129)	(74,258)	(111,388)

The estimates above are based on the assumption that earnings before income taxes, depreciation and amortization generated by our restaurants decrease approximately $0.19 for every $1.00 decrease in restaurant sales. These numbers are estimates only, are limited to the effects of declines in consumer traffic and do not consider other measures we could implement were such decreases in restaurant sales to occur or other factors such as inflation, changes in menu prices or costs, or any non-restaurant specific activities.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

TRANSACTIONS

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties at fair market value to our newly-formed sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Master Lessee, our wholly-owned subsidiary, under a master lease.  In accordance with SFAS No. 98, the sale at fair market value to PRP and subsequent leaseback by Master Lessee qualified for sale-leaseback accounting treatment, and no gain or loss was recorded.  The master lease is a triple net lease with a 15-year term.  We account for leases under the PRP Sale-Leaseback Transaction as operating leases.  Rent expense has increased substantially in the Successor period in connection with the PRP Sale-Leaseback Transaction.  In 2008, we recorded an adjustment of $2,327,000 for transaction costs in Additional paid-in capital related to this sale.

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

Upon completion of the Merger, we entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  We also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are our Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to us until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement (see “Items Affecting Comparability” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  In January 2009, Bain Capital and Catterton elected to defer receipt of their portion of the first quarter of 2009 management fees of approximately $865,000.  Reimbursement of any out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement was not deferred.

In November 2008, we entered into an agreement in principle to sell our interest in our Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by our Founders (two of whom are also members of our board and of KHI’s board), one of our named executive officers and a former employee.   The sale for $4,200,000 was effective December 31, 2008, and we recorded a $3,628,000 loss on the sale in the line item “General and administrative” expenses in our Consolidated Statement of Operations for the year ended December 31, 2008.  We will continue to provide certain accounting, technology and purchasing services to Selmon’s at agreed-upon rates for varying periods of time.  We determined that the sale of Selmon’s meets the criteria for discontinued operations treatment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).  However, since Selmon’s is immaterial to our consolidated financial statements, we will not utilize the reporting provisions for discontinued operations.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

TRANSACTIONS (continued)

Our remaining non-core concepts include Roy’s, Cheeseburger in Paradise and Blue Coral Seafood and Spirits.  Our long-range plan is to exit these non-core concepts, but we do not have an established timeframe within which this will occur.  In the fourth quarter of 2007, we began marketing the Roy’s concept for sale. In May 2008, we determined that the Roy’s concept would not be actively marketed for sale due to poor overall market conditions.  We are, however, continuing to market for sale our Cheeseburger in Paradise concept.  As of December 31, 2008, we determined that our Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144.  However, if these criteria are met in the future, we may need to record an impairment loss in our Consolidated Statement of Operations, and this impairment loss may be material to our consolidated financial statements.

In February 2008, we purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in our Outback Steakhouse catering operations from one of our area operating partners for $3,615,000. In April, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from us to our direct owner, OSI HoldCo, Inc. (“OSI HoldCo”).  In July 2008, OSI HoldCo repaid the loan.

On April 4, 2008, we sold a parcel of land in Las Vegas, Nevada for $9,800,000.  As additional consideration, the purchaser is obligated to transfer and convey title for an approximately 6,800 square foot condominium unit in the not yet constructed condominium tower for us to utilize as a future full-service restaurant.  Conveyance of title must be no later than September 9, 2012, subject to extensions, and both parties must agree to the plans and specifications of the restaurant unit by September 9, 2010. If title does not transfer or both parties do not agree to the plans and specifications per the terms of the contract, then we are entitled to receive an additional $4,000,000 from the purchaser.  We recorded a gain of $6,662,000 for this sale in the line item “General and administrative” expense in our Consolidated Statement of Operations for the year ended December 31, 2008.

On July 1, 2008, we sold one of our aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of our Founders who are also our board members and board members of KHI.  In conjunction with the sale of the aircraft, we entered into a lease agreement with Billabong in which we may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, we must supply our own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft has been deferred and will be recognized ratably over a five-year period.  As of December 31, 2008, we had paid $156,000 to Billabong for use of the aircraft.

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

On October 16, 2008, we executed an asset purchase agreement to sell certain non-restaurant operations that were previously subject to a licensing agreement. We sold tangible assets with no remaining book value and relinquished the right to receive cumulative future license fees of $6,000,000, with a net book value of approximately $2,100,000, over the remaining term of the licensing agreement in exchange for a cash payment of $2,900,000. In conjunction with this transaction, the previous licensing agreement was terminated and a new three-year licensing agreement for use of one of our trademarks was signed. We recorded a gain of approximately $800,000 from this sale in October 2008.

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

The $1,310,000,000 term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% and 7.25% at December 31, 2008 and 2007, respectively).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.44% to 1.75% and from 4.60% to 4.70% at December 31, 2008 and 2007, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher ( the rating was Caa1 and B2 at December 31, 2008 and 2007, respectively).

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

Additionally, we will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2009, we will repay our pre-funded revolving credit facility outstanding loan balance, and in April 2008, we funded our capital expenditure account with $90,018,000.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,185,000,000 and $1,260,000,000 at December 31, 2008 and 2007, respectively.  We made the remainder of our prepayment required by the credit agreement, as described above, of $75,000,000 and $50,000,000 during the fourth quarter of 2008 and 2007, respectively.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At December 31, 2008, the outstanding balance was $50,000,000.  There were no loans outstanding under the revolving credit facility at December 31, 2007.  In addition to outstanding borrowings, if any, at December 31, 2008 and 2007, $63,300,000 and $49,540,000, respectively, of the credit facility was not available for borrowing as (i) $37,540,000 and $25,040,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants and (iii) $1,260,000 of the credit facility at December 31, 2008 was committed for the issuance of other letters of credit.  Subsequent to the end of the fourth quarter of 2008, we committed $6,135,000 of our working capital revolving credit facility primarily for the issuance of a $6,000,000 letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $69,435,000, which is $5,565,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once we fully utilize $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At December 31, 2008, we had fully utilized all of our restricted cash for capital expenditures, and we had borrowed $12,000,000 from our pre-funded revolving credit facility.  This borrowing is recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2008, as we will be required to repay this outstanding loan in April 2009 using 100% of our “annual true cash flow,” as defined in the credit agreement.  At December 31, 2007, $29,002,000 of restricted cash remained available for capital expenditures, and no draws were outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.0:1.0.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25:1.0, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement). Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2008, we were in compliance with these debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

The obligations under our senior secured credit facilities are guaranteed by each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo (our direct owner and an  indirect, wholly-owned subsidiary of our Ultimate Parent) and, subject to the conditions described below, are secured by a perfected security interest in substantially all of our assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of substantially all of our domestic wholly-owned subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries that are directly owned by us, OSI HoldCo, or a Guarantor.  Also, we are required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of our consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of our Company-wide consolidated EBITDA.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), Wells Fargo Bank, National Association, as trustee, and the Guarantors.  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility.  As of December 31, 2008 and 2007, all of our consolidated subsidiaries were restricted subsidiaries.  The senior notes are general, unsecured senior obligations of us, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The senior notes are effectively subordinated to all of our, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The senior notes are senior in right of payment to all of our, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

The indenture governing the senior notes limits, under certain circumstances, our ability and the ability of Co-Issuer and our restricted subsidiaries to: incur liens, make investments and loans, incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.

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

Additional senior notes may be issued under the indenture from time to time, subject to certain limitations.  Initial and additional senior notes issued under the indenture will be treated as a single class for all purposes under the indenture, including waivers, amendments, redemptions and offers to purchase.

We filed a Registration Statement on Form S-4 (which became effective June 2, 2008) for an exchange offer relating to our senior notes.  As a result, we are required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

We may redeem some or all of the senior notes on and after June 15, 2011 at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) listed below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date.

Year	Percentage
2011	105.0%
2012	102.5%
2013 and thereafter	100.0%

We also may redeem all or part of the senior notes at any time prior to June 15, 2011, at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus the applicable premium as of, and accrued and unpaid interest and additional interest, if any, to the date of redemption.

We also may redeem up to 35% of the aggregate principal amount of the senior notes until June 15, 2010, at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of senior notes originally issued under the indenture and any additional senior notes issued under the indenture remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the closing date of each such equity offering.

Upon a change in control as defined in the indenture, we would be required to make an offer to purchase all of the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.  If we were required to make this offer, we may not have sufficient financial resources to purchase all of the senior notes tendered and may be limited by our senior secured facilities from doing so.  See Item 1A. Risk Factors in this Form 10-K for additional information.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes for $11,711,000 of principal, representing an average of 19.0% of face value, and $2,729,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $48,409,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the year ended December 31, 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.  The principal balance of senior notes outstanding at December 31, 2008 and 2007 was $488,220,000 and $550,000,000, respectively.

On February 18, 2009, we announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest. The tender offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 18, 2009, as amended March 5 and March 20, 2009, and the related Letter of Transmittal.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes.  The aggregate consideration we paid for the senior notes accepted for purchase was $79,669,000, which included accrued interest of $6,671,000.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.  Interest expense in 2009 will be reduced by approximately $24,000,000 as a result of the extinguishment of our senior notes in the tender offer.

We funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from our direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 340 restaurant properties that are sub-leased to us.

On June 13, 2008, we renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($9,543,000 and $12,790,000 at December 31, 2008 and 2007, respectively) to finance development of our restaurants in South Korea.  The line bears interest at 1.50% and 0.80% over the Korean Stock Exchange three-month certificate of deposit rate (6.94% and 6.48% at December 31, 2008 and 2007, respectively).  The line matures June 13, 2009.  There were no draws outstanding on this line of credit as of December 31, 2008 and 2007.

On June 13, 2008, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($3,976,000 and $5,329,000 at December 31, 2008 and 2007, respectively).  The line bears interest at 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (6.59% and 6.83% at December 31, 2008 and 2007, respectively) and matures June 12, 2009.  There were no draws outstanding on this line of credit as of December 31, 2008 and 2007.

As of December 31, 2008 and 2007, we had approximately $11,987,000 and $10,700,000, respectively, of notes payable at interest rates ranging from 2.28% to 7.30% and from 2.07% to 7.30%, respectively. These notes have been primarily issued for buyouts of general manager and area operating partner interests in the cash flows of their restaurants and generally are payable over five years.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We were the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At December 31, 2008 and 2007, the outstanding balance on the line of credit was approximately $33,283,000 and $32,583,000, respectively, and is included in our Consolidated Balance Sheets. T-Bird used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

On January 12, 2009, we received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, we purchased the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest. In anticipation of receiving a notice of default subsequent to the end of the year, we recorded a $33,150,000 allowance for the T-Bird Loan receivables in our Consolidated Statement of Operations for the year ended December 31, 2008. Since T-Bird defaulted on its line of credit, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, we filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit, and we intend to defend the suit vigorously.

The consolidated financial statements include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party which we are required to guarantee.  The guarantee provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in our Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ (loss) income.” All material intercompany balances and transactions have been eliminated.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed three times with a revised termination date of April 1, 2009. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2008 and 2007, the outstanding balance on the line of credit was approximately $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2008 and 2007, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

If an event of default occurs or the line of credit is not renewed at the April 1, 2009 termination date and RY-8 is unable to pay the outstanding balance owed, we would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in our favor. These agreements provide that if we are required to perform our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

Pursuant to our joint venture agreement for the development of Roy’s restaurants, RY-8, our joint venture partner, has the right to require us to purchase up to 25% of RY-8’s interests in the joint venture at any time after June 17, 2004 and up to another 25% (total 50%) of its interest in the joint venture at any time after June 17, 2009.  Our purchase price would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

Until December 31, 2008, we were a partial guarantor of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”).  Speedway is an unconsolidated affiliate in which we have a 22.5% equity interest and for which we operate catering and concession facilities.  At December 31, 2007, the outstanding balance on the bonds was approximately $63,300,000, and our maximum unconditional guarantee was $17,585,000.  In June 2006, in accordance with FIN 45, we recognized a liability of $2,495,000, representing the estimated fair value of the guarantee and a corresponding increase to the investment in Speedway, which was included in the line item entitled “Investments in and advances to unconsolidated affiliates, net” in our Consolidated Balance Sheets.

As part of the guarantee, we and other Speedway equity owners were obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio.  We were obligated to contribute 27.78% of such amounts.  Since the initial investment, we increased our investment by making additional working capital contributions and subordinated loans to this affiliate in payments totaling $9,236,000 as of December 31, 2008.  Of this amount, we made subordinated loans of $1,600,000 and $2,133,000 during the years ended December 31, 2008 and 2007, respectively.  We did not make any working capital contributions during 2008 and 2007.  We do not expect to make any further significant working capital contributions or subordinated loans to Speedway in the future.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

During the fourth quarter of 2007, we assessed our investment in Speedway for impairment using a discounted weighted-average potential outcome probability analysis and recorded an impairment charge of $3,145,000 in the line item “Provision for impaired assets and restaurant closings” in our Consolidated Statement of Operations for the period from June 15 to December 31, 2007.  We recognized a corresponding decrease to our investment in Speedway in the line item “Investments in and advances to unconsolidated affiliates, net” in our Consolidated Balance Sheet at December 31, 2007.

In May 2008, Speedway entered into an asset purchase agreement with Speedway Motorsports, Inc. (“Motorsports”), a Delaware corporation.  The sale of Speedway closed December 31, 2008. In accordance with the terms of the agreement, Speedway’s assets and liabilities were sold to Motorsports for a purchase price equal to a $10,000 non-refundable deposit, the assumption and payment of Speedway’s debt and a $7,500,000 note payable in 60 equal $125,000 monthly installments.  Proceeds of the note payable will be utilized by Speedway to pay certain legal and other obligations and we may, at a future date, receive remaining cash as a return on our investment.  Additionally, Speedway will receive a contingent payment of $7,500,000 (also payable in 60 equal monthly installments) if the existing sales tax rebate program is extended by the legislature for an additional 20 years and a Sprint Cup Race is scheduled at the Kentucky Speedway.

In accordance with the terms of the Bond Purchase Agreement executed and effective December 31, 2008 upon the sale of Speedway, we were released from our $17,585,000 guarantee.  We recorded a $2,495,000 decrease to our liability in the line item “Guaranteed debt” and recorded a corresponding decrease to the investment in Speedway in the line item “Investments in and advances to unconsolidated affiliates, net” in our Consolidated Balance Sheet at December 31, 2008.

Our Korean subsidiary is the guarantor of debt owed by landlords of two of our Outback Steakhouse restaurants in Korea.  We are obligated to purchase the building units occupied by our two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,100,000 and $1,200,000 as of December 31, 2008 and approximately $1,400,000 and $1,500,000 as of December 31, 2007.  Under the terms of the guarantees, our monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,400,000 and $1,700,000, respectively, as of December 31, 2008 and approximately $1,900,000 and $2,300,000, respectively, as of December 31, 2007.  If we were required to perform under either guarantee, we would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,300,000 and $2,100,000, respectively, as of December 31, 2008 and $3,000,000 and $2,800,000, respectively, as of December 31, 2007.  We have considered these guarantees and accounted for them in accordance with FIN 45.  We have various depository and banking relationships with the lender.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee, except as described above for T-Bird.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, we incorporate assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible. In accordance with SFAS No. 157, measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid and recorded $1,239,000 of interest expense for the year ended December 31, 2008 as a result of each quarter’s expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  We included $24,285,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively, and included $18,928,000 of net interest expense for the year ended December 31, 2008 and $5,357,000 of interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in our Consolidated Statement of Operations for the mark-to-market effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $4,529,000 decreased the liability recorded as of December 31, 2008.  We did not have a SFAS No. 157 credit valuation adjustment as of December 31, 2007 since SFAS No. 157 was not adopted until January 1, 2008.

The valuation of our interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although we have determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we have determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Additionally, our restaurants are dependent upon energy to operate and are affected by changes in energy prices, including natural gas.  We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  The valuation of our natural gas derivatives is based on quoted exchange prices.

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

As of December 31, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.   As of December 31, 2007, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $82,143,000, of which approximately $3,666,000 and $78,477,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.  In November 2008, we announced a plan to accelerate the distribution of PEP and Supplemental PEP benefits to certain active participants (see below).

As of December 31, 2008 and 2007, we had approximately $59,086,000 and $72,239,000, respectively, in various corporate owned life insurance policies and another $2,579,000 and $2,968,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is $4,587,000 and $3,164,000 as of December 31, 2008 and 2007, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

As of December 31, 2008 and 2007, there is approximately $28,501,000 and $11,023,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of future cash resources.

Effective October 1, 2007, we implemented a deferred compensation plan for our highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust.  The deferred compensation plan allows these employees to contribute up to 90% of their income on a pre-tax basis to an investment account consisting of 19 different investment fund options.  We do not currently intend to provide any matching or profit-sharing contributions, and participants will always be fully vested in their deferrals and their related returns.  Participants will be considered unsecured general creditors in the event of our bankruptcy or insolvency.

In November 2008, we announced a plan to accelerate the distribution of PEP and Supplemental PEP benefits to certain active participants.  Under the revised PEP, active general managers and chef partners who complete an employment contract on or after January 1, 2009 and who remain employed with us until their PEP accounts are fully distributed will receive their PEP distributions according to the following schedule:

•	One year through four years after completion of employment contract – each year, lesser of $10,000 or remaining account balance;
•	Five years through six years after completion of employment contract – each year, lesser of $20,000 or remaining account balance; and
•	Seven years after completion of employment contract, participants will receive their entire remaining account balance.

General managers and chef partners who complete an employment contract on or after January 1, 2009 and who do not remain employed with us until their PEP accounts are fully distributed will receive their entire PEP account balance in the seventh year after completion of their employment contract.  Their PEP account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment elections.

General managers and chef partners whose PEP accounts relate to an employment contract completed before January 1, 2009 and those with Supplemental PEP accounts from the Merger, who in either case were employed with us through December 31, 2008, were permitted to keep the original 10-year distribution schedule or elect a new distribution schedule.  Approximately 75% elected the following new distribution schedule:

•	2009 through 2012 – each year, lesser of $10,000 or remaining account balance;
•	2013 through 2014 – each year, lesser of $20,000 or remaining account balance; and
•	2015 - entire remaining account balance.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

If participants do not remain employed by us through 2015, then their remaining account balance will be distributed in one payment in 2015.  Their account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment choices.

Participants with PEP or Supplemental PEP accounts who were not employed with us through December 31, 2008 were required to keep the original 10-year distribution schedule.

Accelerating the distribution of PEP benefits resulted in approximately $3,022,000 of our PEP obligation to be included in the line item “Accrued expenses” instead of the line item “Other long-term liabilities” in our Consolidated Balance Sheet at December 31, 2008.  The effect of accelerating the distribution of Supplemental PEP benefits was immaterial to our financial statements as of December 31, 2008.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2008 are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt (including current portion) (1)	$1,752,132	$30,953	$155,612	$200,522	$1,365,045
Interest (2)	576,790	91,363	194,038	196,924	94,465
Operating leases	1,618,610	175,367	323,995	288,088	831,160
Unconditional purchase obligations (3)	755,268	531,678	120,932	83,606	19,052
Partner deposit and accrued buyout liability (4)	124,371	17,228	26,463	80,680	-
Other long-term liabilities (5)	156,356	-	70,216	28,693	57,447
Other current liabilities (6)	24,557	24,557	-	-	-
Total contractual obligations	$5,008,084	$871,146	$891,256	$878,513	$2,367,169

DEBT GUARANTEES (7)
Maximum availability of debt guarantees	$62,600	$59,500	$-	$-	$3,100
Amount outstanding under debt guarantees	60,883	57,783	-	-	3,100
Carrying amount of liabilities	33,283	33,283	-	-	-
______________
(1)	Payments due by period assume that our rent-adjusted leverage ratio is greater than or equal to 5.25 to 1.00.
(2)
Includes interest on our senior notes with an outstanding balance of $488,220,000 and interest estimated on our senior secured term loan facility, senior secured working capital revolving credit facility and senior secured pre-funded revolving credit facility with outstanding balances of $1,185,000,000, $50,000,000 and $12,000,000, respectively, at December 31, 2008.  Projected future interest rates, based on the interest rates in effect at December 31, 2008, were used to estimate interest for the variable-rate senior secured credit facilities.  This also includes letter of credit fees and commitment fees for the unused portion of the working capital revolving credit facility and commitment fees for the unused portion of the pre-funded revolving credit facility. Our notes payable of $11,987,000 at December 31, 2008 issued for buyouts of general manager and area operating partner interests in the cash flows of their restaurants have been excluded from the table.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  Consideration of the interest rate collar has been excluded from the table, and annual interest savings of approximately $24,000,000 that will be realized in the future as a result of our purchase of $240,145,000 in principal amount of our senior notes in March 2009 in conjunction with our cash tender offer have not been reflected in this table.

(3)
We have minimum purchase commitments with various vendors through June 2014. Outstanding commitments consist primarily of minimum purchase levels of beef, butter, cheese and other food and beverage products related to normal business operations as well as contracts for advertising, marketing, sports sponsorships, printing and technology.

(4)
Partner deposit and accrued buyout liability payments by period are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and change in buyout values of our employee partners.

(5)
Other long-term liabilities include long-term insurance estimates, long-term incentive plan compensation for certain of our officers, long-term portion of amounts owed to managing partners, chef partners and certain members of management for various compensation programs, long-term operating leases for closed restaurants and long-term deferred gain from the sale of one of our aircraft.  The long-term portion of our liability for unrecognized tax benefits and the related accrued interest and penalties were $10,412,000 and $1,981,000, respectively, at December 31, 2008. These amounts were excluded from the table since it is not possible to estimate when these future payments will occur.  As of December 31, 2008, we had $16,537,000 of total unrecognized tax benefits.  Of this amount, $14,710,000, if recognized, would impact our effective tax rate.  In addition, net unfavorable leases of $82,133,000 at December 31, 2008 were excluded from the table as payments are not associated with this liability.

(6)
Other current liabilities include the current portion of our liability for unrecognized tax benefits and the accrued interest and penalties related to uncertain tax positions and the current portion of amounts owed to managing partners, chef partners and certain members of management for various compensation programs.

(7)
Our debt guarantee for T-Bird is included in the table, as the liability was still outstanding at December 31, 2008.  On February 17, 2009, the Company purchased the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.  We consider an accounting policy to be critical if it requires assumptions to be made that were uncertain at the time they were made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Derivatives — We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our variable-rate debt.  Additionally, our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.

We paid and recorded $1,239,000 of interest expense for the year ended December 31, 2008 as a result of each quarter’s expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instruments in earnings in the period of change in accordance with SFAS No. 133.  We included $24,285,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively, and included $18,928,000 of net interest expense for the year ended December 31, 2008 and $5,357,000 of interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in our Consolidated Statement of Operations for the mark-to-market effects of our interest rate collar.  A SFAS No. 157 credit valuation adjustment of $4,529,000 decreased the liability recorded for our interest rate collar as of December 31, 2008.  The effects of the natural gas hedges were immaterial to our financial statements for all periods presented.

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

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years

Our accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of expected lease terms and the determination of what constitutes increasing the value and useful life of existing assets. These estimates, judgments and projections may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Operating Leases — Rent expense for our operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in our Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, are recorded in the period that they are incurred.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Impairment of Long-Lived Assets — We assess the potential impairment of amortizable intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

a)	A significant change in market price;
b)	A significant adverse change in the manner in which a long-lived asset is being used;
c)	New laws and government regulations or a significant adverse change in business climate that adversely affect the value of a long-lived asset;
d)	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and
e)
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of the underlying long-lived asset.

If the aforementioned factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform a two-step impairment analysis. Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows.

We recorded impairment charges of $65,767,000, $18,048,000, $7,525,000 and $14,154,000 for certain of our restaurants for the year ended December 31, 2008, the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the year ended December 31, 2006, respectively. Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Judgments and estimates made by us related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance and expected use. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge. We use the straight-line method to amortize definite-lived intangible assets.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria defined in SFAS No. 144 are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, we separately evaluate whether the assets also meet the requirements to be reported as discontinued operations.  If we no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, we would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we review the recoverability of goodwill and indefinite-lived intangible assets based upon an analysis of discounted cash flows of the related reporting unit as compared to the carrying value.  If the carrying amount of the reporting unit’s goodwill and indefinite-lived intangible assets exceeds its estimated fair value, the amount of impairment loss is recognized in an amount equal to that excess.  Generally, we perform our annual assessment for impairment for goodwill and indefinite-lived intangible assets during the second quarter of the fiscal year, unless facts and circumstances require differently.  Our indefinite-lived intangible assets consist only of goodwill and our trade names.

Impairment indicators that may necessitate goodwill impairment testing in between our annual impairment tests include the following:

a)	A significant adverse change in legal factors or in the business climate;
b)	An adverse action or assessment by a regulator;
c)	Unanticipated competition;
d)	A loss of key personnel;
e)	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;
f)	The testing for recoverability under SFAS No. 144 of a significant asset group within a reporting unit; and
g)	Recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Impairment indicators that may necessitate indefinite-lived intangible asset impairment testing in between our annual impairment tests are consistent with those of our long-lived assets. Indefinite-lived intangible assets are trade names.

We perform our annual impairment test each year in the second quarter. At the end of the fourth quarter of 2008, as a result of poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry, we concluded a triggering event had occurred indicating potential impairment and performed an additional impairment test of our goodwill and other intangible assets.

We test both our goodwill and our trade names for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

As a result of our annual impairment test in the second quarter and our additional impairment test in the fourth quarter, we recorded goodwill and indefinite-lived intangible asset impairment charges of $604,071,000 and $42,958,000, respectively, during the year ended December 31, 2008.  No such impairment charges were recorded in 2007 and 2006.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

The following table presents the range of assumptions we used to derive our fair value estimates among our reporting units during the impairment test conducted in the fourth quarter of 2008, and the additional impairment charges for goodwill and trade names that would result from a hypothetical 0.5% decline in three key fair value assumptions.

			ADDITIONAL IMPAIRMENT CHARGES
			ESTIMATED AS A RESULT OF
			A HYPOTHETICAL
	ASSUMPTIONS		0.5% DECLINE IN ASSUMPTIONS
	GOODWILL	TRADE NAMES	GOODWILL	TRADE NAMES
Weighted-average cost of capital	12.0% - 15.0%	12.5% - 14.0%	$56,000,000	$22,000,000
Long-term growth rates	3.0%	3.0%	42,000,000	15,000,000
Annual revenue growth rates	0.0% - 7.0%	0.0% - 6.0%	16,000,000	3,000,000

At December 31, 2008, remaining goodwill by reporting unit is as follows (in thousands):

DECEMBER 31, 2008
Outback Steakhouse (domestic)	$320,254
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	59,144
Fleming's Prime Steakhouse and Wine Bar	308
Total	$459,800

Continued sales declines at our restaurants beyond our current projections, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

Insurance Reserves — We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2008	2009
Workers' Compensation	$1,500,000	$1,500,000
General Liability (1)	1,500,000	1,500,000
Health (2)	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	2,500,000 / 500,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)
We are self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. In 2008 and 2009, we retained the first $115,000 and $197,000, respectively, of payable losses under the plan as an additional deductible. The insurer's liability is limited to $2,000,000 per individual per year.

(3)
Effective January 1, 2008, we have a $2,500,000 deductible per occurrence for all locations other than those included in the PRP Sale-Leaseback Transaction.  In accordance with the terms of the master lease agreement, we are responsible for paying PRP’s $500,000 deductible for those properties included in the PRP Sale-Leaseback Transaction.  Property limits are $60,000,000 each occurrence, and there is no quota share of any loss above either deductible level.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Insurance Reserves (continued) — We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based on estimates provided by a third party administrator and insurance company. Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.

In January 2009, we entered into a premium financing agreement for our 2009 general liability and property insurance.  The agreement’s total premium balance is $4,031,000, payable in ten monthly installments of $331,000 and one down payment of $806,000.  The agreement includes interest at the rate of 5.25% per year.  The premium financing agreement for 2008 had a total premium balance of $3,729,000 which was payable in eleven monthly installments of $319,000 and one down payment of $319,000. The 2008 agreement included interest at the rate of 5.75% per year.

Revenue Recognition — We record food and beverage revenues upon sale. Initial and developmental fees received from a franchisee are recognized as income once we have substantially performed all of our material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in the line “Other revenues” in the Consolidated Statements of Operations.

We defer revenue for gift cards, which do not have expiration dates, until redemption by the customer. We also recognize gift card “breakage” revenue for gift cards and certificates when the likelihood of redemption by the customer is remote.  In 2008, we determined that redemption of gift cards and certificates issued by all of our concepts except for Blue Coral Seafood and Spirits on or before three years prior to the balance sheet date is remote, and therefore, recorded breakage revenue of $11,293,000 for the year ended December 31, 2008.  Prior to 2008, we determined that redemption of gift cards and certificates issued by only our Outback, Carrabba’s and Bonefish concepts on or before three years prior to the balance sheet date was remote, and therefore, recorded breakage revenue of $2,297,000, $10,244,000 and $8,712,000 for the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently are recognized as “Other restaurant operating” expenses upon redemption of the associated gift card in accordance with FASB Technical Bulletins 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Capitalized expenses are $4,549,000 as of December 31, 2008 and are reflected in “Other current assets” in our Consolidated Balance Sheet.  Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

We collect and remit sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and report such amounts under the net method in our Consolidated Statements of Operations.  Accordingly, these taxes are not included in gross revenue.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Distribution Expense to Employee Partners — The general manager and area operating partner of each Company-owned domestic restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a Management Partnership that provides management and supervisory services to the restaurant(s) he or she is employed to manage. This ownership interest gives the general manager and the area operating partner the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement.  Payments made to managing partners pursuant to these programs are included in the line item “Labor and other related” expenses, and payments made to area operating partners pursuant to these programs are included in the line item “General and administrative” expenses in the Consolidated Statements of Operations.

Employee Partner Buyout Expense — Upon completion of each five-year term of employment, the general managers participate in a deferred compensation program, PEP.

Area operating partners historically have been required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000.  This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement.  We have the option to purchase the partners’ interests after a five-year period on the terms specified in the agreements.

We have continued the area operating partner program subsequent to the Merger.  However, in connection with the Merger, each area operating partner sold his or her interest in the restaurants and became a partner in a new Management Partnership that provides services to the restaurants.  The restaurants pay a management fee to the Management Partnerships based on a percentage of the cash flow of the restaurants. The area operating partner receives distributions from the Management Partnership based on a percentage of the restaurant’s annual cash flows for the duration of the agreement.  We retained the option to purchase the partners’ interests in the Management Partnerships after the restaurant has been open for a five-year period on the terms specified in the agreements.  For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and percentage for buyout will be adjusted based on the associated restaurant’s return on investment compared to our targeted return on investment.  The area operating partner percentage may range from 3.0% to 12.0%.  This adjustment to the area operating partner’s percentage will be made beginning after the first five full calendar quarters from the date of the associated restaurant’s opening and will be made each quarter thereafter based on a trailing 12-month restaurant return on investment.  The percentage for buy-out will be the distribution percentage for the 24 months preceding the buy-out.  Area operating partner distributions will continue to be paid monthly and buyouts will be paid in cash over a two-year period.

We estimate future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in our Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “General and administrative” expenses in our Consolidated Statements of Operations.  In the period we complete the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Stock-Based Compensation — We account for our stock-based employee compensation using the fair value based method of accounting as required by SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R requires all stock-based payments to employees to be measured at fair value and expensed in the statement of operations over the service period, generally the vesting period, of the grant.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.  We adopted SFAS No. 123R using the modified prospective method.  Accordingly, we have expensed all unvested and newly granted stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been retrospectively adjusted.  The incremental pre-tax stock-based compensation expense recognized for stock options due to the adoption of SFAS No. 123R for the period from January 1 to June 14, 2007 and the year ended December 31, 2006 was approximately $12,049,000 and $10,245,000, respectively.  We did not recognize any stock-based compensation expense for stock options for the year ended December 31, 2008 and the period from June 15 to December 31, 2007 as a result of KHI’s call provision (see below).

In connection with the Merger, our Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  This plan permits the grant of stock options and restricted stock of KHI to our management and other key employees.  The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value, depending on the circumstance of termination of employment, at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by us other than for cause or by the employee for good reason, KHI may repurchase the stock under this call provision for fair market value.  If an employee’s termination of employment is by us for cause or by the employee, KHI may repurchase the stock under this call provision for the lesser of cost or fair market value.  In accordance with SFAS No. 123R, we have not recorded any stock option expense for options granted under the Equity Plan.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted.  Expected volatilities are based on historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes under SFAS No. 123R.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Results may vary depending on the assumptions applied within the model.

Prior to January 1, 2006, we accounted for our stock-based employee compensation under the intrinsic value method.  No stock-based employee compensation cost was reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Income Taxes — We use the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements as measured by the provisions of enacted tax laws.

The minority interest in affiliated entities includes no provision or liability for income taxes, as any tax liability related thereto is the responsibility of the minority owner.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions.  Effective January 1, 2007, we adopted the provisions of FIN 48 resulting in a $1,612,000 increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope.  We elected to apply the provisions of FSP SFAS No. 157-2, and are currently evaluating the impact that SFAS No. 157 will have relating to nonfinancial assets or liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  We will apply SFAS No. 141R prospectively to any business combinations completed on or after January 1, 2009, and SFAS No. 141R will impact our accounting should we acquire any businesses on or after this date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity and consolidated net (loss) income.  The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  We do not expect SFAS No. 160 to materially affect our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect SFAS No. 161 to materially affect our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP.   FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  We do not expect FSP SFAS No. 142-3 to materially affect our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to provide guidance to nongovernmental entities on accounting principles and the framework for selecting principles to be used in the preparation of financial statements presented in conformity with U.S. GAAP.  The provisions of SFAS No. 162 were effective November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In September 2008, the FASB issued FSP SFAS No. 133-1 and Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, for each statement of financial position presented.  FSP SFAS No. 133-1 and FIN 45-4 amends Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to  require the guarantor to provide an additional disclosure about the current status of the payment/performance risk of a guarantee.  FSP SFAS No. 133-1 and FIN 45-4 also provides clarification of the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged.  The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amend SFAS No. 133 and FASB Interpretation No. 45 are effective for interim and annual reporting periods ending after November 15, 2008.  The adoption of FSP SFAS No. 133-1 and FIN 45-4 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which provides guidance on and clarification of accounting and impairment considerations involving equity method investments under SFAS No. 141R and SFAS No. 160.  EITF No. 08-6 provides guidance on how the equity method investor should initially measure the equity method investment, account for impairment charges of the equity method investment and account for a share issuance by the investee.  EITF No. 08-6 is effective for fiscal years beginning on or after December 15, 2008 and is not expected to materially affect our financial statements.

In December 2008, the FASB issued FSP SFAS No. 140-4 and Interpretation No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS No. 140-4 and FIN 46R-8”).  FSP SFAS No. 140-4 and FIN 46R-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures regarding the extent of the transferor’s continuing involvement with transferred financial assets.  FSP SFAS No. 140-4 and FIN 46R-8 amends Interpretation No. 46R, “Consolidation of Variable Interest Entities” to require additional disclosures by public enterprises, including sponsors that have a variable interest in a variable interest entity, regarding their involvement with a variable interest entity.  FSP SFAS No. 140-4 and FIN 46R-8 also requires certain disclosures by public enterprises that are (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The provisions of FSP SFAS No. 140-4 and FIN 46R-8 are effective for the first interim or annual reporting period ending after December 15, 2008.  The adoption of FSP SFAS No. 140-4 and FIN 46R-8 did not have a material impact on our consolidated financial statements.

Impact of Inflation

In the last three years, we have not operated in a period of high general inflation; however, we have experienced material increases in specific commodity costs and utilities.  Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

OSI Restaurant Partners, LLC

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

For fixed-rate debt, interest rate changes do not affect our earnings or cash flows.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid and recorded $1,239,000 of interest expense for the year ended December 31, 2008 as a result of each quarter’s expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  We included $24,285,000 and $5,357,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively, and included $18,928,000 of net interest expense for the year ended December 31, 2008 and $5,357,000 of interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in our Consolidated Statement of Operations for the mark-to-market effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $4,529,000 decreased the liability recorded as of December 31, 2008.

At December 31, 2008 and 2007, we had $488,220,000 and $550,000,000, respectively, of fixed-rate debt outstanding through our senior notes and $1,247,000,000 and $1,260,000,000, respectively, of variable-rate debt outstanding on our senior secured credit facilities.  We also had $36,700,000 and $100,460,000, respectively, in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $63,300,000 and $49,540,000, respectively), and $88,000,000 and $100,000,000, respectively, in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.  Based on $1,247,000,000 of outstanding variable-rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $12,470,000 per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant and not considering the effects of our interest rate collar:

	Principal
	Outstanding at	Additional Interest Expense
	December 31,	Q1	Q2	Q3	Q4
Variable-Rate Debt	2008	2009	2009	2009	2009
Senior secured term loan facility	$1,185,000,000	$2,963,000	$2,963,000	$2,963,000	$2,963,000
Senior secured working capital revolving credit facility	50,000,000	125,000	125,000	125,000	125,000
Senior secured pre-funded revolving credit facility	12,000,000	30,000	30,000	30,000	30,000
Total	$1,247,000,000	$3,118,000	$3,118,000	$3,118,000	$3,118,000

OSI Restaurant Partners, LLC

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Interest Rate Risk (continued)

At December 31, 2008 and 2007, the interest rate on our term loan facility was 2.81% and 7.13%, respectively.  At December 31, 2008, the interest rate on our working capital revolving credit facility and on our pre-funded revolving credit facility was 2.81%.

In June 2008, we renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($9,543,000 and $12,790,000 at December 31, 2008 and 2007, respectively) and a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($3,976,000 and $5,329,000 at December 31, 2008 and 2007, respectively) to finance development of our restaurants in South Korea.  The renewed lines bear interest at 1.15% to 1.50% over the Korean Stock Exchange three-month certificate of deposit rate.  There were no draws outstanding on these lines of credit as of December 31, 2008 and 2007.

At December 31, 2008 and 2007, our total debt, excluding consolidated guaranteed debt, was approximately $1,752,132,000 and $1,843,450,000, respectively.

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency exchange fluctuations relates primarily to our direct investment in restaurants in South Korea, Hong Kong, Japan, the Philippines and Brazil, to any outstanding debt to South Korean banks and to our royalties from international franchisees.  Current market conditions have impacted our foreign currency exchange rates.  We anticipate declines in our international operating results in 2009, partially due to the depreciation of foreign currency exchange rates for several countries in which we operate.  We currently do not use financial instruments to hedge foreign currency exchange rate changes.

OSI Restaurant Partners, LLC

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Commodity Pricing Risk

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.  The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our beef supply is highly dependent upon a limited number of vendors.  Domestically, in 2009, we expect to purchase approximately 90% of our beef raw materials from two beef suppliers.  These two beef suppliers represent approximately 47% of the total beef marketplace in the United States.  If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

Item 8. Financial Statements and Supplementary Data

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SUCCESSOR
	DECEMBER 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$271,470	$171,104
Current portion of restricted cash	5,875	4,006
Inventories	84,568	81,036
Deferred income tax assets	35,634	24,618
Other current assets	61,823	86,149
Total current assets	459,370	366,913
Restricted cash	7	32,237
Property, fixtures and equipment, net	1,073,499	1,245,245
Investments in and advances to unconsolidated affiliates, net	20,322	26,212
Goodwill	459,800	1,060,529
Intangible assets, net	650,431	716,631
Other assets, net	194,466	223,242
Notes receivable for consolidated affiliate (net of allowance of
$33,150 and $0 at December 31, 2008 and 2007, respectively)	-	32,450
Total assets	$2,857,895	$3,703,459

(CONTINUED…)

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS)

	SUCCESSOR
	DECEMBER 31,
	2008	2007
LIABILITIES AND UNITHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$184,752	$155,923
Sales taxes payable	16,111	18,589
Accrued expenses	168,095	136,377
Current portion of accrued buyout liability	17,228	11,793
Unearned revenue	212,677	196,298
Income taxes payable	799	2,803
Current portion of long-term debt	30,953	34,975
Current portion of guaranteed debt	33,283	32,583
Total current liabilities	663,898	589,341
Partner deposit and accrued buyout liability	107,143	122,738
Deferred rent	50,856	21,416
Deferred income tax liability	199,984	291,709
Long-term debt	1,721,179	1,808,475
Guaranteed debt	-	2,495
Other long-term liabilities, net	250,882	233,031
Total liabilities	2,993,942	3,069,205
Commitments and contingencies
Minority interest in consolidated entities	26,707	34,862
Unitholder’s (Deficit) Equity
Common units, no par value, 100 units authorized, issued and outstanding
as of December 31, 2008 and 2007, respectively	-	-
Additional paid-in capital	651,043	641,647
Accumulated deficit	(788,940)	(40,055)
Accumulated other comprehensive loss	(24,857)	(2,200)
Total unitholder’s (deficit) equity	(162,754)	599,392
	$2,857,895	$3,703,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Revenues
Restaurant sales	$3,939,436	$2,227,926	$1,916,689	$3,919,776
Other revenues	23,421	12,098	9,948	21,183
Total revenues	3,962,857	2,240,024	1,926,637	3,940,959
Costs and expenses
Cost of sales	1,389,392	790,592	681,455	1,415,459
Labor and other related	1,095,057	623,159	540,281	1,087,258
Other restaurant operating	1,012,724	557,459	440,545	885,562
Depreciation and amortization	185,786	102,263	74,846	151,600
General and administrative	263,204	138,376	158,147	234,642
Goodwill impairment	604,071	-	-	-
Provision for impaired assets and
restaurant closings	112,430	21,766	8,530	14,154
Allowance for notes receivable for
consolidated affiliate	33,150	-	-	-
(Income) loss from operations of
unconsolidated affiliates	(2,343)	(1,261)	692	(5)
Total costs and expenses	4,693,471	2,232,354	1,904,496	3,788,670
(Loss) income from operations	(730,614)	7,670	22,141	152,289
Gain on extinguishment of debt	48,409	-	-	-
Other (expense) income, net	(11,122)	-	-	7,950
Interest income	4,709	4,725	1,561	3,312
Interest expense	(159,137)	(98,722)	(6,212)	(14,804)
(Loss) income before (benefit) provision for
income taxes and minority interest in
consolidated entities' (loss) income	(847,755)	(86,327)	17,490	148,747
(Benefit) provision for income taxes	(105,305)	(47,143)	(1,656)	41,812
(Loss) income before minority interest in
consolidated entities' (loss) income	(742,450)	(39,184)	19,146	106,935
Minority interest in consolidated
entities' (loss) income	(3,041)	871	1,685	6,775
Net (loss) income	$(739,409)	$(40,055)	$17,461	$100,160

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF UNITHOLDER’S/ STOCKHOLDERS’ (DEFICIT) EQUITY
(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY
PREDECESSOR	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS) INCOME	COMPENSATION	STOCK	TOTAL
Balance, December 31, 2005	74,854	$788	$293,368	$1,057,944	$384	$(40,858)	$(167,206)	$1,144,420
Reclassification upon adoption of SFAS No. 123R	-	-	(40,858)	-	-	40,858	-	-
Purchase of treasury stock	(1,419)	-	-	-	-	-	(59,435)	(59,435)
Reissuance of treasury stock	1,432	-	-	(25,340)	-	-	65,177	39,837
Dividends ($0.52 per share)	-	-	-	(38,896)	-	-	-	(38,896)
Stock option income tax benefit	-	-	8,058	-	-	-	-	8,058
Stock option compensation expense	-	-	10,245	-	-	-	-	10,245
Issuance of restricted stock	260	-	(9,761)	(1,597)	-	-	11,358	-
Amortization of restricted stock	-	-	8,820	-	-	-	-	8,820
Net income	-	-	-	100,160	-	-	-	100,160
Foreign currency translation adjustment	-	-	-	-	8,004	-	-	8,004
Total comprehensive income	-	-	-	-	-	-	-	108,164
Balance, December 31, 2006	75,127	788	269,872	1,092,271	8,388	-	(150,106)	1,221,213
Reissuance of treasury stock	549	-	-	(11,021)	-	-	26,390	15,369
Dividends ($0.13 per share)	-	-	-	(9,887)	-	-	-	(9,887)
Stock option income tax benefit	-	-	3,052	-	-	-	-	3,052
Stock option compensation expense	-	-	12,049	-	-	-	-	12,049
Amortization of restricted stock	-	-	4,892	-	-	-	-	4,892
Adjustment for FIN 48 adoption	-	-	-	(1,612)	-	-	-	(1,612)
Net income	-	-	-	17,461	-	-	-	17,461
Foreign currency translation adjustment	-	-	-	-	(954)	-	-	(954)
Total comprehensive income	-	-	-	-	-	-	-	16,507
Balance, June 14, 2007	75,676	$788	$289,865	$1,087,212	$7,434	$-	$(123,716)	$1,261,583

(CONTINUED…)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF UNITHOLDER’S/ STOCKHOLDERS’ (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT COMMON UNITS)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE
SUCCESSOR	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	TOTAL
Balance, June 15, 2007	100	$-	$637,366	$-	$-	$637,366
Amortization of restricted stock and long-term incentives	-	-	4,281	-	-	4,281
Net loss	-	-	-	(40,055)	-	(40,055)
Foreign currency translation adjustment	-	-	-	-	(2,200)	(2,200)
Total comprehensive loss	-	-	-	-	-	(42,255)
Balance, December 31, 2007	100	-	641,647	(40,055)	(2,200)	599,392
Adjustment for EITF No. 06-4 adoption	-	-	-	(9,476)	-	(9,476)
Amortization of restricted stock and long-term incentives	-	-	7,069	-	-	7,069
Transaction fees	-	-	2,327	-	-	2,327
Net loss	-	-	-	(739,409)	-	(739,409)
Foreign currency translation adjustment	-	-	-	-	(22,657)	(22,657)
Total comprehensive loss	-	-	-	-	-	(762,066)
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$(162,754)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Cash flows from operating activities:
Net (loss) income	$(739,409)	$(40,055)	$17,461	$100,160
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Depreciation and amortization	185,786	102,263	74,846	151,600
Amortization of deferred financing fees	11,003	5,879	-	-
Goodwill impairment	604,071	-	-	-
Provision for impaired assets and restaurant closings	112,430	21,766	8,530	14,154
Transaction fees	2,327	-	-	-
Stock-based and other non-cash compensation expense	21,107	24,168	33,981	70,642
Income tax benefit credited to equity	-	-	3,052	8,058
Excess income tax benefits from stock-based compensation	-	-	(1,541)	(4,046)
Minority interest in consolidated entities’ (loss) income	(3,041)	871	1,685	6,775
(Income) loss from operations of unconsolidated affiliates	(2,343)	(1,261)	692	(5)
Change in deferred income taxes	(102,741)	(13,156)	(41,732)	(25,005)
Loss (gain) on disposal of property, fixtures and equipment	7,055	-	3,496	(6,264)
Unrealized loss on interest rate collar	20,100	5,357	-	-
Loss (gain) on life insurance investments	15,470	(3,055)	-	-
Gain on restricted cash investments	(576)	(273)	-	-
Gain on extinguishment of debt	(48,409)	-	-	-
Loss on disposal of subsidiary	2,812	-	-	-
Allowance for notes receivable for consolidated affiliate	33,150	-	-	-
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in inventories	(3,724)	782	5,235	(18,387)
Decrease (increase) in other current assets	21,608	(25,352)	44,853	(30,932)
Decrease (increase) in other assets	21,180	12,700	(5,352)	(147)
(Decrease) increase in accrued interest payable	(688)	3,496	74	336
Increase (decrease) in accounts payable, sales taxes
payable and accrued expenses	13,200	(18,121)	44,558	34,741
Increase in deferred rent	29,698	21,416	4,108	12,386
Increase (decrease) in unearned revenue	16,379	77,632	(68,311)	16,192
(Decrease) increase in income taxes payable	(2,004)	(14,244)	2,527	(2,274)
(Decrease) increase in other long-term liabilities	(977)	(32)	27,471	22,729
Net cash provided by operating activities	$213,464	$160,781	$155,633	$350,713

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Cash flows used in investing activities:
Purchase of investment securities	$-	$-	$(2,455)	$(5,632)
Maturities and sales of investment securities	-	1,134	2,002	6,779
Purchase of Company-owned life insurance	(25,563)	(63,930)	-	-
Proceeds from sale of Company-owned life insurance for
deferred compensation	31,004	-	-	-
Proceeds from disposal of a subsidiary	4,200	-	-	-
Proceeds from sale of non-restaurant operations	2,900	-	-	-
Cash paid for acquisition of business, net of cash acquired	-	-	(250)	(63,622)
Acquisition of OSI	-	(3,092,296)	-	-
Acquisitions of liquor licenses	(2,489)	(1,572)	(1,553)	-
Proceeds from sale-leaseback transaction	8,100	925,090	-	-
Capital expenditures	(121,400)	(77,065)	(119,359)	(297,734)
Proceeds from the sale of property, fixtures and equipment	10,501	-	1,948	31,693
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	151,388	136,723	-	-
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(120,451)	(121,109)	-	-
Deposits to partner deferred compensation plans	-	-	-	(6,310)
Payments from unconsolidated affiliates	311	152	-	358
Investments in and advances to unconsolidated affiliates	(1,600)	(4,761)	(86)	(2,267)
Net cash used in investing activities	$(63,099)	$(2,297,634)	$(119,753)	$(336,735)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$-	$17,900	$123,648	$371,787
Proceeds from the issuance of senior secured term loan facility	-	1,310,000	-	-
Proceeds from the issuance of revolving lines of credit	62,000	11,500	-	-
Proceeds from the issuance of senior notes	-	550,000	-	-
Repayments of long-term debt	(85,402)	(199,388)	(210,834)	(294,147)
Extinguishment of debt	(11,711)	-	-	-
Deferred financing fees	-	(63,313)	-	-
Contributions from KHI	-	42,413	-	-
Proceeds from minority interest contributions	2,208	1,581	3,940	3,323
Distributions to minority interest	(7,570)	(5,306)	(4,579)	(12,541)
Repayment of partner deposit and
accrued buyout contributions	(16,753)	(5,671)	(11,164)	(25,058)
Receipt of partner deposit and
accrued buyout contributions	7,229	5,038	4,952	12,919
Excess income tax benefits from stock-based compensation	-	-	1,541	4,046
Dividends paid	-	-	(9,887)	(38,896)
Proceeds from the issuance of common stock	-	600,373	-	-
Proceeds from exercise of employee stock options	-	-	14,477	34,004
Payments for purchase of treasury stock	-	-	-	(59,435)
Net cash (used in) provided by financing activities	(49,999)	2,265,127	(87,906)	(3,998)
Net increase (decrease) in cash and cash equivalents	100,366	128,274	(52,026)	9,980
Cash and cash equivalents at the beginning of the period	171,104	42,830	94,856	84,876
Cash and cash equivalents at the end of the period	$271,470	$171,104	$42,830	$94,856

Supplemental disclosures of cash flow information:
Cash paid for interest	$130,025	$83,832	$6,443	$14,582
Cash (received) paid for income taxes, net of refunds	(14,600)	(2,942)	(25,097)	72,160

Supplemental disclosures of non-cash items:
Purchase of employee partners' interests in cash flows
of their restaurants	$-	$-	$882	$6,083
Conversion of partner deposit and accrued buyout
liability to notes	5,237	2,080	3,198	3,673
(Decrease) increase in guaranteed debt and investment in
unconsolidated affiliate	(2,495)	-	-	2,495
Acquisitions of property, fixtures and equipment
through accounts payable	7,061	1,885	5,305	17,501
Litigation liability and insurance receivable	14,458	3,552	-	(39,000)
Issuance of restricted stock	-	-	-	9,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

Basis of Presentation

On June 14, 2007, OSI Restaurant Partners, Inc., by means of a merger and related transactions (the “Merger”), was acquired by Kangaroo Holdings, Inc. (the “Ultimate Parent” or “KHI”), which is controlled by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Partners (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders” of the Company) and certain members of management of the Company. In connection with the Merger, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (see Note 2).

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

The Company owns and operates casual dining restaurants primarily in the United States.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying consolidated financial statements have been prepared by the Company pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may vary materially from these estimates and assumptions.

In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation (continued)

Economic Outlook

The ongoing disruptions in the financial markets and adverse changes in the economy have created a challenging environment for the Company and for the restaurant industry and may limit the Company’s liquidity.  During 2008, the Company incurred goodwill and intangible asset impairment charges of $604,071,000 and $46,420,000, respectively, which were recorded during the second and fourth quarters of 2008, and restaurant impairment charges of $65,767,000, such that at December 31, 2008, the Company has a unitholder’s deficit of $162,754,000.  The Company has experienced downgrades in its credit ratings and declining restaurant sales and continues to be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of the Company’s third-party vendors and other service providers.  As a result, the Company’s projected results for future periods have declined significantly from historical projections.  Additionally, the Company’s substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, the Company has accelerated existing initiatives and implemented new measures to manage liquidity.

The Company has implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  The Company developed new menu items to appeal to value-conscious consumers and has used marketing campaigns to promote these items.  Additionally, annual interest expense is expected to decline significantly in future periods as a result of the completion of a cash tender offer that reduced the aggregate principal amount outstanding of the Company’s senior notes (see Note 21).

If the Company’s revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, the Company may not remain in compliance with the various financial and operating covenants in the instruments governing its indebtedness. If this occurs, the Company intends to take such actions available and determined to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from its lenders, amending the terms of such facilities, or refinancing all or a portion of the facilities under modified terms. There can be no assurance that the Company will be able to effect any such actions on terms that are acceptable or at all or that such actions will be successful in maintaining covenant compliance.  The failure to meet debt service obligations or to remain in compliance with the financial covenants would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

The Company believes that these implemented initiatives and measures will allow it to appropriately manage its liquidity to meet its debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months. The Company’s anticipated revenues and cash flows have been estimated based on results of actions taken, its knowledge of the economic trends and the declines in sales at its restaurants combined with its attempts to mitigate the impact of those declines.  However, further deterioration in excess of the Company’s estimates could cause a material adverse impact on its business, liquidity and financial position.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Transactions

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI.  On May 21, 2007, this agreement was amended to provide for increased merger consideration of $41.15 per share in cash, payable to all shareholders except the Founders, who instead converted a portion of their equity interest to equity in KHI and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, the Company converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.

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

The total purchase price was approximately $3.1 billion.  The Merger was financed by borrowings under new senior secured credit facilities and proceeds from the issuance of senior notes (see Note 11), proceeds from the Private Restaurant Properties, LLC (“PRP”) Sale-Leaseback Transaction described below, the investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to its newly-formed sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (“Master Lessee”), the Company’s wholly-owned subsidiary, under a master lease.  In accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases” (“SFAS No. 98”), the sale at fair market value to PRP and subsequent leaseback by Master Lessee qualified for sale-leaseback accounting treatment, and no gain or loss was recorded.  The master lease is a triple net lease with a 15-year term.  The sale of substantially all of the domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases for the Company and is referred to as the “PRP Sale-Leaseback Transaction.”  In 2008, the Company recorded an adjustment of $2,327,000 for transaction costs in Additional paid-in capital related to this sale.

The Company identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as the Company had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, the Company was required to notify PRP of the intent to repurchase such properties at the original purchase price.  The Company included approximately $17,825,000 for the fair value of these properties in the line items “Property, fixtures and equipment, net” and “Current portion of long-term debt” in its Consolidated Balance Sheet at December 31, 2007. The lease payments made pursuant to the lease agreement were treated as interest expense until the requirements for sale-leaseback treatment were achieved or the Company notified PRP of the intent to repurchase the properties.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  The Company notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  On October 6, 2008, the Company paid $6,450,000 to PRP for these remaining two restaurant properties.

Merger expenses of approximately $33,174,000 and $7,590,000 for the periods from January 1 to June 14, 2007 and from June 15 to December 31, 2007, respectively, and management fees of $9,906,000 and $5,162,000 for the year ended December 31, 2008 and for the period from June 15 to December 31, 2007, respectively, were included in General and administrative expenses in our Consolidated Statements of Operations and reflect primarily the professional service costs incurred in connection with the Merger and fees for management services (see Note 19).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Transactions (continued)

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  None of the goodwill recorded in relation to the Merger is expected to be deductible for income tax purposes.

The following table summarizes the acquisition consideration, including transaction fees and expenses (in thousands):

JUNE 14,
2007
Total acquisition consideration:
Cash paid for equity upon Merger	$3,067,561
Transaction fees and expenses	24,715
Total cash paid	3,092,276
Rollover equity from Founders	181,500
Deemed dividend to continuing stockholders	(198,300)
Total purchase price	$3,075,476

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in connection with the Merger (in thousands):

Current assets	$216,650
Restricted cash	47,578
Property, fixtures and equipment	2,199,517
Investments in and advances to unconsolidated affiliates	25,777
Deferred income tax assets (long-term)	238,936
Intangible assets	742,810
Other assets	83,444
Notes receivable collateral for franchisee guarantee	32,450
Current liabilities	(461,367)
Partner deposit and accrued buyout liability	(114,296)
Deferred income tax liability (long-term)	(543,821)
Long-term debt	(147,959)
Guaranteed debt	(35,078)
Other long-term liabilities	(220,078)
Minority interest in consolidated entities	(37,975)
Additional paid-in capital	(11,379)

Net assets acquired	$2,015,209

Excess purchase price attributed to goodwill	$1,060,267

At the time of the Merger, the Company believed its market position, proven ability to grow market share through strong and profitable growth and broad product portfolio were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill.

Identifiable intangible assets include the Company’s trade names, trademarks, franchise agreements and net favorable leases.  The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and historical experience (see Note 8).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Transactions (continued)

The following table reflects the pro forma total revenues and net loss for the Predecessor periods presented as though the Merger had taken place at the beginning of each period.  The pro forma results are not necessarily indicative of the results of operations that would have occurred had the Merger actually taken place on the first day of the respective periods, nor of future results of operations.

	PRO FORMA (UNAUDITED, IN THOUSANDS)
	PERIOD
	FROM	YEAR
	JANUARY 1 to	ENDED
	JUNE 14,	DECEMBER 31,
	2007	2006
Total revenues	$1,926,637	$3,940,959
Net loss	$(29,334)	$(53,995)

3.           Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and operations of OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc. and the Company’s affiliated partnerships and limited liability corporations in which it is a general partner or managing member and owns a controlling financial interest. OSI Co-Issuer, Inc., a wholly-owned subsidiary of OSI Restaurant Partners, LLC, was formed to facilitate the Merger and does not conduct ongoing business operations.  The Company’s consolidated financial statements also include the accounts and operations of its Roy’s consolidated joint venture in which it has a less than majority ownership. The Company controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated joint venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of the Company’s controlling financial interest and control of the executive committee, the joint venture is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the consolidated statements of operations entitled “Minority interest in consolidated entities’ (loss) income.” All material intercompany balances and transactions have been eliminated.

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

In accordance with revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company determined that PRP is a variable interest entity; however the Company is not its primary beneficiary, as the Company determined that it does not absorb a majority of the expected losses and/or residual returns of PRP or protect equity and other variable interest holders from suffering the majority of expected losses through implicit guarantees of PRP’s assets or liabilities.  As a result, PRP has not been consolidated into the Company’s financial statements.  If the master lease were to be terminated in connection with any default by the Company or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, the Company could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that it leases under the master lease. The Company is unable to estimate the maximum loss, which it has determined is remote, that would be incurred from losing the use of the properties it leases under the master lease.  Accordingly, the Company has not recognized an obligation associated with the loss of use of some or all of its properties, but it believes such a loss would be material.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The equity method of accounting is used for investments in affiliated companies which: are not controlled by the Company, the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity.  The Company’s share of earnings or losses of affiliated companies accounted for under the equity method is recorded in “(Income) loss from operations of unconsolidated affiliates” in its Consolidated Statements of Operations.

The Company is a franchisor of 146 restaurants as of December 31, 2008, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

The Company was the guarantor on an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird Nevada, LLC (“T-Bird”), an entity affiliated with its California franchisees.  This entity used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  As a result of the guarantee provided in the line of credit, the Company consolidates T-Bird because it is a variable interest entity and the Company absorbs the majority of the expected losses.  The outstanding balance on the line of credit was approximately $33,283,000 and $32,583,000 and was recorded in “Current portion of guaranteed debt” in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.  Subsequent to the end of the fourth quarter, the Company received notice that an event of default had occurred in connection with the line of credit (see Note 21). In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables in its Consolidated Statement of Operations for the year ended December 31, 2008 and currently is evaluating the consolidation and accounting impact on the financial statements in future periods.

Use of Estimates

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

Cash and Cash Equivalents

Cash includes $24,902,000 and $46,727,000 as of December 31, 2008 and 2007, respectively, for amounts in transit from credit card companies that are generally paid within a three-day period from the date of the sale.  Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet, for which it is practical to estimate that value.  Beginning January 1, 2008, fair value is market-based measurement as specified in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The Company’s financial instruments at December 31, 2008 and 2007 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at December 31, 2008 and 2007 (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2008		2007
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,185,000	$533,250	$1,260,000	$1,159,200
Senior secured working capital revolving credit facility	50,000	22,500	-	-
Senior secured pre-funded revolving credit facility	12,000	5,400	-	-
Senior notes	488,220	91,541	550,000	401,500

Derivatives

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its variable-rate debt.  Additionally, the Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.

The Company paid and recorded $1,239,000 of interest expense for the year ended December 31, 2008 as a result of each quarter’s expiration of the collar’s option pairs.  The Company records marked-to-market changes in the fair value of the derivative instruments in earnings in the period of change in accordance with SFAS No. 133.  The Company included $24,285,000 and $5,357,000 in the line item “Accrued expenses” in its Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively, and included $18,928,000 of net interest expense for the year ended December 31, 2008 and $5,357,000 of interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in its Consolidated Statement of Operations for the mark-to-market effects of its interest rate collar.  A SFAS No. 157 credit valuation adjustment of $4,529,000 decreased the liability recorded for its interest rate collar as of December 31, 2008.  The effects of the natural gas hedges were immaterial to the Company’s financial statements for all periods presented.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted cash.  The Company attempts to limit its credit risk by utilizing outside investment managers with major financial institutions that, in turn, invest in United States treasury security funds, certificates of deposit, government obligations and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2008 and 2007, inventories included advance purchases of approximately $36,342,000 and $32,932,000, respectively.

Consideration Received from Vendors

The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Vendor consideration primarily reduces the Company’s inventory or its restaurant purchases and is recorded as a reduction of Cost of sales or Other restaurant operating expenses, respectively, when recognized in the Company’s Consolidated Statements of Operations. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants and pursuant to EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” are recorded as a reduction to General and administrative expenses when earned.

Restricted Cash

At December 31, 2008, the current portion of restricted cash consisted of $3,296,000 restricted for the payment of property taxes and $2,579,000 restricted for settlement of obligations in a rabbi trust for the Partner Equity Plan (the “PEP”).  Long-term restricted cash consisted of $7,000 for other deferred compensation.  At December 31, 2007, the current portion of restricted cash consisted of $4,006,000 restricted for the payment of property taxes, and long-term restricted cash consisted of $29,002,000 restricted for capital expenditures and $3,235,000 restricted for settlement of obligations in a rabbi trust for the PEP and other deferred compensation.

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

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years

The Company’s accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of expected lease terms and the determination of what constitutes increasing the value and useful life of existing assets. These estimates, judgments and projections may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, are recorded in the period that they are incurred.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Impairment of Long-Lived Assets

The Company assesses the potential impairment of amortizable intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors such as:

a)	A significant change in market price;
b)	A significant adverse change in the manner in which a long-lived asset is being used;
c)	New laws and government regulations or a significant adverse change in business climate that adversely affect the value of a long-lived asset;
d)	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and
e)
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of the underlying long-lived asset.

If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, the Company performs a two-step impairment analysis. Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than its carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows.

The Company recorded impairment charges of $65,767,000, $18,048,000, $7,525,000 and $14,154,000 for certain of its restaurants for the year ended December 31, 2008, the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the year ended December 31, 2006, respectively. Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance and expected use. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause it to realize a material impairment charge. The Company uses the straight-line method to amortize definite-lived intangible assets.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, the Company separately evaluates whether the assets also meet the requirements to be reported as discontinued operations.  If the Company no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, it would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets based upon an analysis of discounted cash flows of the related reporting unit as compared to the carrying value.  If the carrying amount of the reporting unit’s goodwill and indefinite-lived intangible assets exceeds its estimated fair value, the amount of impairment loss is recognized in an amount equal to that excess.  Generally, the Company performs its annual assessment for impairment for goodwill and indefinite-lived intangible assets during the second quarter of the fiscal year, unless facts and circumstances require differently.  The Company’s indefinite-lived intangible assets consist only of goodwill and its trade names.

Impairment indicators that may necessitate goodwill impairment testing in between the Company’s annual impairment tests include the following:

a)	A significant adverse change in legal factors or in the business climate;
b)	An adverse action or assessment by a regulator;
c)	Unanticipated competition;
d)	A loss of key personnel;
e)	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;
f)	The testing for recoverability under SFAS No. 144 of a significant asset group within a reporting unit; and
g)	Recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Impairment indicators that may necessitate indefinite-lived intangible asset impairment testing in between the Company’s annual impairment tests are consistent with those of its long-lived assets.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Goodwill and Indefinite-Lived Intangible Assets (continued)

The Company performs its annual impairment test each year in the second quarter. At the end of the fourth quarter of 2008, as a result of poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company concluded a triggering event had occurred indicating potential impairment and performed an additional impairment test of its goodwill and other intangible assets.

As a result of the Company’s annual impairment test in the second quarter and its additional impairment test in the fourth quarter, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $604,071,000 and $42,958,000, respectively, during the year ended December 31, 2008. Continued sales declines at Company-owned restaurants beyond its current projections, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in a future impairment charge.  It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates, could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

Construction in Progress

The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $935,000, $294,000, $900,000 and $567,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

Deferred Financing Fees

The Company capitalized $19,884,000, $36,581,000 and $6,848,000 in deferred financing fees related to the issuance of the senior notes, the senior secured term loans and the working capital and pre-funded revolving credit facilities, respectively. The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method and amortized $11,003,000 and $5,879,000 for the year ended December 31, 2008 and the period from June 15 to December 31, 2007, respectively.  In November 2008, in connection with the Company’s purchase and extinguishment of a portion of its senior notes, the Company relieved deferred financing fees by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

At December 31, 2008, approximately $12,877,000, $26,837,000 and $5,057,000 of the deferred costs related to the senior notes, the senior secured term loans and the working capital and pre-funded revolving credit facilities, respectively, remain to be amortized. There was no amortization of these costs in the Predecessor periods, as the Company did not have any deferred financing fees prior to the Merger.

Liquor Licenses

The costs of obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in “Other assets.”  Annual liquor license renewal fees are expensed over the renewal term.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records food and beverage revenues upon sale. Initial and developmental fees received from a franchisee are recognized as income once the Company has substantially performed all of its material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in the line “Other revenues” in the Consolidated Statements of Operations.

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. The Company also recognizes gift card “breakage” revenue for gift cards and certificates when the likelihood of redemption by the customer is remote.  In 2008, the Company determined that redemption of gift cards and certificates issued by all of its concepts except for Blue Coral on or before three years prior to the balance sheet date is remote, and therefore, recorded breakage revenue of $11,293,000 for the year ended December 31, 2008.  Prior to 2008, the Company determined that redemption of gift cards and certificates issued by only its Outback, Carrabba’s and Bonefish concepts on or before three years prior to the balance sheet date was remote, and therefore, recorded breakage revenue of $2,297,000, $10,244,000 and $8,712,000 for the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently are recognized as “Other restaurant operating” expenses upon redemption of the associated gift card in accordance with FASB Technical Bulletins 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Capitalized expenses are $4,549,000 as of December 31, 2008 and are reflected in “Other current assets” in the Company’s Consolidated Balance Sheet.  Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations.  Accordingly, these taxes are not included in gross revenue.

Advertising Costs

The Company’s policy is to report advertising costs as expenses in the period in which the costs are incurred.  The total amounts charged to advertising expense were approximately $153,398,000, $76,526,000, $78,883,000 and $151,173,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

Foreign Currency Translation and Comprehensive (Loss) Income

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates for the reporting period. Translation gains and losses are reported as a separate component of accumulated other comprehensive loss in unitholder’s (deficit) equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the U.S dollar and the currency in which a transaction is denominated increases or decreases the expected amount of cash flows in U.S. dollars upon settlement of the transaction.  This increase or decrease is a foreign currency transaction gain or loss that generally will be included in determining net (loss) income for the period in which the exchange rate changes.  Similarly, a transaction gain or loss, measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally will be included in determining net (loss) income for the period in which the transaction is settled.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Distribution Expense to Employee Partners

The general manager and area operating partner of each Company-owned domestic restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provides management and supervisory services to the restaurant(s) he or she is employed to manage. This ownership interest gives the general manager and the area operating partner the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement.  Payments made to managing partners pursuant to these programs are included in the line item “Labor and other related” expenses, and payments made to area operating partners pursuant to these programs are included in the line item “General and administrative” expenses in the Consolidated Statements of Operations.

Employee Partner Buyout Expense

Upon completion of each five-year term of employment, the general managers participate in a deferred compensation program, PEP (see Note 4).

Area operating partners historically have been required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000.  This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement.  The Company has the option to purchase the partners’ interests after a five-year period on the terms specified in the agreements.

The Company has continued the area operating partner program subsequent to the Merger.  However, in connection with the Merger, each area operating partner sold his or her interest in the restaurants and became a partner in a new Management Partnership that provides services to the restaurants.  The restaurants pay a management fee to the Management Partnerships based on a percentage of the cash flow of the restaurants. The area operating partner receives distributions from the Management Partnership based on a percentage of the restaurant’s annual cash flows for the duration of the agreement.  The Company retained the option to purchase the partners’ interests in the Management Partnerships after the restaurant has been open for a five-year period on the terms specified in the agreements.  For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and percentage for buyout will be adjusted based on the associated restaurant’s return on investment compared to the Company’s targeted return on investment.  The area operating partner percentage may range from 3.0% to 12.0%.  This adjustment to the area operating partner’s percentage will be made beginning after the first five full calendar quarters from the date of the associated restaurant’s opening and will be made each quarter thereafter based on a trailing 12-month restaurant return on investment.  The percentage for buy-out will be the distribution percentage for the 24 months preceding the buy-out.  Area operating partner distributions will continue to be paid monthly and buyouts will be paid in cash over a two-year period.

The Company estimates future purchases of area operating partners’ interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Partner deposit and accrued buyout liability” in its Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “General and administrative” expenses in its Consolidated Statements of Operations.  In the period the Company completes the buyout, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for its stock-based employee compensation using the fair value based method of accounting as required by SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R requires all stock-based payments to employees to be measured at fair value and expensed in the statement of operations over the service period, generally the vesting period, of the grant.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.  The Company adopted SFAS No. 123R using the modified prospective method.  Accordingly, the Company has expensed all unvested and newly granted stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been retrospectively adjusted.  The incremental pre-tax stock-based compensation expense recognized for stock options due to the adoption of SFAS No. 123R for the period from January 1 to June 14, 2007 and the year ended December 31, 2006 was approximately $12,049,000 and $10,245,000, respectively.  The Company did not recognize any stock-based compensation expense for stock options for the year ended December 31, 2008 and the period from June 15 to December 31, 2007 as a result of KHI’s call provision (see below).

In connection with the Merger, the Company’s Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  This plan permits the grant of stock options and restricted stock of KHI to Company management and other key employees. The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value, depending on the circumstance of termination of employment, at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase the stock under this call provision for fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee, KHI may repurchase the stock under this call provision for the lesser of cost or fair market value.  In accordance with SFAS No. 123R, the Company has not recorded any stock option expense for options granted under the Equity Plan.

The Company uses the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes under SFAS No. 123R.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Results may vary depending on the assumptions applied within the model.

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the intrinsic value method.  No stock-based employee compensation cost was reflected in net income to the extent options granted had an exercise price equal to or exceeding the fair market value of the underlying common stock on the date of grant.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Income Taxes

The Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements as measured by the provisions of enacted tax laws.

The minority interest in affiliated entities includes no provision or liability for income taxes, as any tax liability related thereto is the responsibility of the minority owner.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions.  Effective January 1, 2007, the Company adopted the provisions of FIN 48 resulting in a $1,612,000 increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

4.           Stock-Based and Deferred Compensation Plans

Stock-Based and Deferred Compensation Plans

In 2006, the Company adopted the PEP for managing partners and chef partners in domestic restaurants. The PEP included the Partner Equity Deferred Compensation Diversified Plan (the “Diversified Plan”) and the Partner Equity Deferred Compensation Stock Plan (the “PEP Stock Plan”).

When a managing partner or chef partner of a domestic restaurant completes each five-year employment agreement, he or she receives a deferred compensation benefit. The Diversified Plan is intended to be an unfunded, unsecured promise to pay the participant in cash, subject to the terms and conditions of the Diversified Plan.  The Diversified Plan will permit partners to direct the investment of their deferred compensation accounts into a variety of benchmark investment funds.

In connection with the Merger, the Company funded its outstanding PEP obligation as of June 14, 2007 by making a cash contribution to an irrevocable grantor or “rabbi” trust of $17,584,000 (the Company is the sole owner of any assets in the trust and participants are general creditors of the Company with respect to their benefits under the PEP).

On June 14, 2007, as a result of the Merger, the PEP was amended to include only the Diversified Plan.  The PEP Stock Plan, which was intended to be an unfunded, unsecured promise to pay the participant in the Company’s common stock, was terminated and phantom shares of Company stock that had been credited to each participant’s account were converted into a cash obligation in an amount equal to the product of (i) the Merger Consideration and (ii) the number of phantom shares of Company common stock credited to such participant’s account. These cash amounts were credited to the existing Diversified Plan account for each participant and are eligible to be invested by participants in the investment alternatives available under the Diversified Plan.  Benefits under the PEP will be earned and distributed in cash only, and participants are no longer eligible for Company stock.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)

Prior to the Merger, the Company had two incentive compensation plans, the Amended and Restated Stock Plan (the “Pre-Merger Stock Plan”) and the Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”), that provided for the issuance of options and restricted stock to managing partners and other key employees of the Company.  Upon the closing of the Merger, certain stock options that had been granted to managing partners and chef partners under the MP Stock Plan upon completion of a previous employment contract and at the beginning of an employment agreement were converted into the right to receive cash in the form of a “Supplemental PEP” contribution and a “Supplemental Cash” payment, respectively.

Upon the closing of the Merger, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the Pre-Merger Stock Plan in the same manner as managing partners or convert some or all of it into restricted stock of KHI.  In accordance with the terms of the Employee Rollover Agreement adopted by the Company on June 14, 2007, those shares converted into KHI restricted stock vest 20% annually over five years, and grants are fully vested upon an initial public offering or a change of control.  Grants of restricted stock under the Pre-Merger Stock Plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of December 31, 2008, the Company’s total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet.   As of December 31, 2007, the Company’s total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $82,143,000, of which approximately $3,666,000 and $78,477,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.  In November 2008, the Company announced a plan to accelerate the distribution of PEP and Supplemental PEP benefits to certain active participants (see below).

As of December 31, 2008 and 2007, the Company had approximately $59,086,000 and $72,239,000, respectively, in various corporate owned life insurance policies and another $2,579,000 and $2,968,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of the Company’s obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. The Company is the sole owner of any assets within the rabbi trust and participants are considered general creditors of the Company with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is $4,587,000 and $3,164,000 as of December 31, 2008 and 2007, respectively, and is included in the line item “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

As of December 31, 2008 and 2007, there is approximately $28,501,000 and $11,023,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of future cash resources.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)

The total tax benefit recorded at June 14, 2007 in connection with the Merger for the conversion of obligations under the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares as described above was approximately $76,908,000.

Amounts credited to partners’ accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP.  Prior to December 31, 2008, each account was to be distributed to the participant over a 10-year period in three payments (except in the event of the participant’s death or disability) as follows:

•	25% of the then total account balance was to be distributed five years after payment of the Company contribution (which generally occurs at the end of the five-year employment term);
•	an additional 25% of the account (i.e., one-third of the remaining account balance) was to be distributed seven years after payment of the Company contribution; and
•	the remaining account balance was to be distributed 10 years after payment of the Company contribution.

In November 2008, the Company announced a plan to accelerate the distribution of PEP and Supplemental PEP benefits to certain active participants effective January 1, 2009.  Under the revised PEP, active general managers and chef partners who complete an employment contract on or after January 1, 2009 and remain employed with the Company until their PEP accounts are fully distributed will receive their PEP distributions according to the following schedule:

•	One year through four years after completion of employment contract – each year, lesser of $10,000 or remaining account balance;
•	Five years through six years after completion of employment contract – each year, lesser of $20,000 or remaining account balance; and
•	Seven years after completion of employment contract, participants will receive their entire remaining account balance.

General managers and chef partners who complete an employment contract on or after January 1, 2009 and do not remain employed with the Company until their PEP accounts are fully distributed will receive their entire PEP account balance in the seventh year after completion of their employment contract.  Their PEP account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment elections.

General managers and chef partners whose PEP accounts relate to an employment contract completed before January 1, 2009 and those with Supplemental PEP accounts from the Merger, who in either case were employed with the Company through December 31, 2008, were permitted to keep the original 10-year distribution schedule or elect a new distribution schedule.  Approximately 75% elected the following new distribution schedule:

•	2009 through 2012 – each year, lesser of $10,000 or remaining account balance;
•	2013 through 2014 – each year, lesser of $20,000 or remaining account balance; and
•	2015 - entire remaining account balance.

If participants do not remain employed by the Company through 2015, then their remaining account balance will be distributed in one payment in 2015.  Their account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment choices.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)

Participants with PEP or Supplemental PEP accounts who were not employed with the Company through December 31, 2008 were required to keep the original 10-year distribution schedule.

Accelerating the distribution of PEP benefits resulted in approximately $3,022,000 of the Company’s PEP obligation to be included in the line item “Accrued expenses” instead of the line item “Other long-term liabilities” in the Company’s Consolidated Balance Sheet at December 31, 2008.  The effect of accelerating the distribution of Supplemental PEP benefits was immaterial to our financial statements as of December 31, 2008.

In connection with the Merger, the Company’s Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  This plan permits the grant of stock options and restricted stock of KHI to Company management and other key employees.  On June 14, 2007, 4,000,000 shares of KHI were approved for stock option and restricted stock grants under the Equity Plan by the Board of Directors of KHI.  On October 26, 2007, the Board of Directors of KHI approved 2,272,320 additional shares of KHI for stock option and restricted stock grants under the Equity Plan.  The maximum term of options and restricted stock granted under the Equity Plan is ten years.  Stock options either vest 20% annually over five years or vest upon the fifth anniversary of the grant date assuming certain performance targets are met or exceeded.  The Company has not granted any shares of restricted stock under the Equity Plan.  As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded at OSI Restaurant Partners, LLC, where applicable.

Successor Stock Options and Restricted Stock

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2008 (in thousands, except exercise price and contractual life):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2007	4,604	$10.00	9.7	$-
Granted	225	10.00
Exercised	-	-
Forfeited	(163)	10.00
Outstanding at December 31, 2008	4,666	$10.00	8.4	$-

Exerciseable at December 31, 2008	673	$10.00	8.3	$-

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2008 and the period from June 14 to December 31, 2007 was $2.49 and $5.35, respectively, and was estimated using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2008 and the period from June 14 to December 31, 2007: (1) risk-free interest rates of 2.93% and 5.16%, respectively; (2) dividend yield of 0.0%; (3) expected life of five years; and (4) volatilities of 40.9% and 56.0%, respectively.  The Company did not have any fully vested, non-exerciseable stock options at December 31, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Successor Stock Options and Restricted Stock (continued)

The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value, depending on the circumstance of termination of employment, at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase the stock under this call provision for fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee, KHI may repurchase the stock under this call provision for the lesser of cost or fair market value.  In accordance with SFAS No. 123R, the Company has not recorded any stock option expense for these options nor does it have any unrecognized, pre-tax compensation expense related to non-vested stock options at December 31, 2008 and 2007.  Since there were not any stock option exercises in the year ended December 31, 2008 and since there were not any options exercisable from the Merger through December 31, 2007, the Company has not recognized a tax benefit.  The Company did not capitalize any stock-based compensation costs during any periods presented.

The following table presents a summary of the Company’s KHI restricted stock activity granted in accordance with the Employee Rollover Agreement or in accordance with the Restricted Stock Agreement for one of the Company’s named executive officers for the year ended December 31, 2008 (in thousands, except average fair value):

	NUMBER OF KHI RESTRICTED SHARE AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
KHI restricted stock outstanding at December 31, 2007	4,708	$10.00
Granted	-	-
Vested	(942)	10.00
Forfeited	-	-
KHI restricted stock outstanding at December 31, 2008	3,766	$10.00

On June 14, 2008, 941,512 shares of KHI restricted stock issued to four of the Company’s officers and other members of management vested. In accordance with the terms of the Employee Rollover Agreement and the Restricted Stock Agreement, KHI loaned approximately $2,067,000 to these individuals in July 2008 for their personal income tax obligations that resulted from the vesting.  The loans are full recourse and are collateralized by the shares of KHI restricted stock that vested.  The fair value of vested KHI restricted stock during the year ended December 31, 2008 was $9,415,000.  No KHI restricted stock vested during the period from June 15 to December 31, 2007.

Compensation expense recognized in net (loss) income for the year ended December 31, 2008 and the period from June 15 to December 31, 2007 was $7,017,000 and $3,834,000, respectively, for KHI restricted stock awards.  Unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards was approximately $24,452,000 and $31,469,000 at December 31, 2008 and 2007, respectively, and will be recognized over a weighted-average period of 3.56 years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Predecessor Stock Options

The Company had 13,942,000 stock options outstanding with a weighted-average exercise price of $32.73, a weighted-average remaining contractual life of 7.9 years and an aggregate intrinsic value of $124,675,000 at June 14, 2007.  The Company had 14,623,000 stock options outstanding with a weighted-average exercise price of $32.52, a weighted-average remaining contractual life of 8.3 years and an aggregate intrinsic value of $111,249,000 at December 31, 2006.

Upon the closing of the Merger, all outstanding stock options were converted into the right to receive cash equal to the number of shares represented by the option times the excess, if any, of $41.15 over the exercise price per share, less any required tax withholdings.

The total intrinsic value of options exercised during the period from January 1 to June 14, 2007 and the year ended December 31, 2006 was approximately $8,238,000 and $21,249,000, respectively.  The excess cash tax benefit classified as a financing cash inflow for the period from January 1 to June 14, 2007 and the year ended December 31, 2006 was approximately $1,541,000 and $4,046,000, respectively.

Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $3,052,000 and $8,058,000 for the period from January 1 to June 14, 2007 and the year ended December 31, 2006, respectively. The tax benefits were credited to additional paid-in capital.

The Company did not grant any stock options during the period from January 1 to June 14, 2007.  The weighted-average grant date fair value of stock options granted during the year ended December 31, 2006 was $13.34 per share and was estimated using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of options granted during the year ended December 31, 2006: (1) risk-free interest rate of 4.6%; (2) dividend yield of 1.26%; (3) expected life of 7.5 years; and (4) volatility of 28.5%.

Predecessor Restricted Stock and Partner Shares

The Company had 1,509,000 and 1,554,000 shares of restricted stock and Partner Share awards outstanding with a weighted-average grant date fair value per award of $39.59 and $39.62 at June 14, 2007 and December 31, 2006, respectively.

Upon the closing of the Merger, all outstanding, unvested partner employment grants of restricted stock were converted into the right to receive cash on a deferred basis.  Additionally, certain members of management were given the option to either convert some or all of their restricted stock in the same manner as managing partners or convert some or all of it into restricted stock of KHI.  Also, partners who were entitled to Partner Shares will receive a deferred payment of cash upon completion of their current employment term.

Total stock-based compensation expense, including stock options, grants of other equity awards and employee partner stock buyout expense, was approximately $33,981,000 and $70,642,000 with an associated tax benefit of approximately $12,061,000 and $25,941,000 for the period from January 1 to June 14, 2007 and for the year ended December 31, 2006, respectively. The Company did not capitalize any stock-based compensation costs during any periods presented.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Other Benefit Plans

The Company has a qualified defined contribution 401(k) plan (the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, “the 401(k) plan”) covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed approximately $2,000,000, $904,000, $1,096,000 and $1,800,000 to the 401(k) plan for the plan year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the plan year ended December 31, 2006, respectively.

Effective October 1, 2007, the Company implemented a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the 401(k) plan.  The deferred compensation plan allows these employees to contribute up to 90% of their income on a pre-tax basis to an investment account consisting of 19 different investment fund options. The Company does not currently intend to provide any matching or profit-sharing contributions, and participants will always be fully vested in their deferrals and their related returns.  Participants will be considered unsecured general creditors in the event of Company bankruptcy or insolvency.

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

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company’s restaurants are dependent upon energy to operate and are affected by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The valuation of the Company’s natural gas derivatives is based on quoted exchange prices.

The following table presents the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

				TOTAL
				DECEMBER 31,
	LEVEL 1	LEVEL 2	LEVEL 3	2008
Liabilities:
Derivative financial instruments	$-	$25,457	$-	$25,457

A SFAS No. 157 credit valuation adjustment of $4,529,000 decreased the liability recorded for the interest rate collar as of December 31, 2008.

The Company does not have any fair value measurements using significant, unobservable inputs nor does it have any assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Other Current Assets

Other current assets consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2008	2007
Income tax deposits	$3,176	$19,525
Accounts receivable	15,389	18,386
Accounts receivable - vendors	9,907	16,994
Accounts receivable – franchisees, net	4,476	263
Prepaid expenses	14,664	20,634
Deposits	2,043	2,136
Other current assets	12,168	8,211
	$61,823	$86,149

7.           Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2008	2007
Land	$11,957	$12,035
Buildings and building improvements	427,348	442,099
Furniture and fixtures	192,331	179,486
Equipment	296,736	306,397
Leasehold improvements	383,313	353,696
Construction in progress	19,036	49,975
Less: accumulated depreciation	(257,222)	(98,443)
	$1,073,499	$1,245,245

The Company expensed repair and maintenance costs of approximately $97,626,000, $45,413,000, $53,225,000 and $95,000,000  for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.  Depreciation expense for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006 was $179,016,000, $74,467,000, $98,443,000, and $150,559,000, respectively.

During the year ended December 31, 2008, the Company recorded impairment charges of $65,767,000 for certain of the Company’s restaurants and $243,000 of other impairment charges in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations.

For the period from January 1 to June 14, 2007, the Company recorded a provision for impaired assets and restaurant closings of $8,530,000 which included $7,525,000 of impairment charges for certain of the Company’s restaurants and an impairment charge of $1,005,000 related to one of the Company’s corporate aircraft.  For the period from June 15 to December 31, 2007, the Company recorded a provision for impaired assets and restaurant closings of $21,766,000 which included the following: $18,048,000 of impairment charges for certain of the Company’s restaurants, $3,145,000 of impairment charges for the Company’s investment in Kentucky Speedway (see Note 11) and $573,000 of other impairment charges.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Property, Fixtures and Equipment, Net (continued)

During the year ended December 31, 2006, the Company recorded impairment charges of $14,154,000 for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations.

On April 4, 2008, the Company sold a parcel of land in Las Vegas, Nevada for $9,800,000.  As additional consideration, the purchaser is obligated to transfer and convey title for an approximately 6,800 square foot condominium unit in the not yet constructed condominium tower for the Company to utilize as a future full-service restaurant.  Conveyance of title must be no later than September 9, 2012, subject to extensions, and both parties must agree to the plans and specifications of the restaurant unit by September 9, 2010. If title does not transfer or both parties do not agree to the plans and specifications per the terms of the contract, then the Company is entitled to receive an additional $4,000,000 from the purchaser.  The Company recorded a gain of $6,662,000 for this sale in the line item “General and administrative” expense in its Consolidated Statement of Operations for the year ended December 31, 2008.

In the fourth quarter of 2007, the Company began marketing the Roy’s concept for sale. In May 2008, the Company determined that the Roy’s concept would not be actively marketed for sale due to poor overall market conditions.  The Company is, however, continuing to market for sale its Cheeseburger in Paradise concept.  As of December 31, 2008, the Company determined that its Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144.

8.           Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the period from December 31, 2006 to June 14, 2007,  for the period from June 15, 2007 to December 31, 2007 and for the year ended December 31, 2008 are as follows (in thousands):

PREDECESSOR:
December 31, 2006	$150,278
Acquisition adjustment	(180)
June 14, 2007	$150,098

SUCCESSOR:
June 15, 2007	$1,060,267
Purchase accounting adjustments	262
December 31, 2007	1,060,529
Impairment loss	(604,071)
Purchase accounting adjustments	3,342
December 31, 2008	$459,800

The purchase accounting adjustments to goodwill of $3,342,000 and $262,000 during the year ended December 31, 2008 and the period from June 15 to December 31, 2007, respectively, were the result of adjustments to appraised fair values of acquired tangible assets.  The Company did not have any goodwill impairment charges in 2007.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Goodwill and Intangible Assets, Net (continued)

During the second quarter of 2008, the Company performed its annual assessment for impairment of goodwill and other intangible assets and recorded an aggregate goodwill impairment charge of $161,589,000 for the international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  The Company also recorded impairment charges of $3,037,000 for the Carrabba’s Italian Grill trade name and $3,462,000 for the Blue Coral Seafood and Spirits trademark. The goodwill impairment charge is included in the line item “Goodwill impairment” and the intangible asset impairment charges are included in the line item “Provision for impaired assets and restaurant closings” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2008.

At the end of the fourth quarter of 2008, as a result of poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test of its goodwill and other intangible assets.

Based on the results of the Company’s impairment test for goodwill and intangible assets, the Company recorded an aggregate goodwill impairment charge of $442,482,000 for its domestic and international Outback Steakhouse, Bonefish Grill, and Fleming’s Prime Steakhouse and Wine Bar concepts and an impairment charge of $39,921,000 for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names during the fourth quarter of 2008.  The goodwill impairment charge is included in the line item “Goodwill impairment” and the intangible asset impairment charge is included in the line item “Provision for impaired assets and restaurant closings” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2008.

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED
	AVERAGE	SUCCESSOR
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2008	2007
Trade names (gross)	Indefinite	$455,000	$497,958
Trademarks (gross)	20	93,059	97,666
Less: accumulated amortization		(6,690)	(2,465)
Net trademarks		86,369	95,201
Favorable leases (gross, lives ranging from 0.8 to 30 years)	15	111,524	113,140
Less: accumulated amortization		(17,627)	(6,329)
Net favorable leases		93,897	106,811
Franchise agreements (gross)	12	17,385	17,385
Less: accumulated amortization		(2,220)	(724)
Net franchise agreements		15,165	16,661
Intangible assets, less total accumulated amortization of $26,537 and
$9,518 at December 31, 2008 and 2007, respectively	17	$650,431	$716,631

Definite-lived intangible assets are amortized on a straight-line basis.  The aggregate expense related to the amortization of the Company’s trademarks, trade dress, favorable leases and franchise agreements was $16,525,000, $269,000, $9,518,000 and $825,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.  Annual expense related to the amortization of these intangible assets is anticipated to be approximately $15,070,000 in 2009, $14,824,000 in 2010, $14,147,000 in 2011, $13,236,000 in 2012 and $12,381,000 in 2013.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Other Assets, Net

Other assets, net, consisted of the following (in thousands):
	SUCCESSOR
	DECEMBER 31,
	2008	2007
Company-owned life insurance	$59,086	$72,329
Deferred financing fees, net of accumulated amortization of $16,882 and
$5,879 at December 31, 2008 and 2007, respectively	44,771	57,434
Liquor licenses	27,561	24,905
Insurance receivables	20,695	6,237
Deferred license fee	-	1,413
Other assets	42,353	60,924
	$194,466	$223,242

In 1996, the Company entered into key man life insurance policies for three of the Company’s founders. On September 5, 2008, the Company surrendered the key-man insurance policies for approximately $5,900,000, the cash value at that date.

During 1999 through 2001, the Company entered into collateral assignment split dollar arrangements with five of its officers on life insurance policies owned by individual trusts for each officer.  The primary purpose of these split dollar policies was to provide liquidity in the officers’ estates to pay estate taxes minimizing the need for the estate to liquidate its holdings of the Company’s stock.   The Company would have recovered the cumulative premiums it paid either through policy withdrawals or from life insurance benefits in the event of death with the remaining payments made to the officers’ respective trusts.  Premiums were paid only through 2001 and resumed in 2005 after these collateral assignment arrangements were converted to endorsement split dollar arrangements.  The Company is now the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the executive officers.  The amount of the Company’s collateral interest in the cash value of the policies is included in Other Assets.

In March 2006, the Company acquired endorsement split dollar insurance policies with a $5 million death benefit for three additional executive officers.  The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the executive officer. Upon the surrender of the policy, the Company retains all of the cash value, however, upon payment of a death claim, it intends to retain an amount equal to the cumulative premiums it previously paid or the cash value, whichever is greater, and it intends to pay the balance of the stated death benefit to the beneficiary designated by the executive officer.  The Company is obligated to maintain the death benefit in effect regardless of continued employment once the executive officer has provided seven years of service with credit for service prior to issuance of the policies.

On October 16, 2008, the Company executed an asset purchase agreement to sell certain non-restaurant operations that were previously subject to a licensing agreement. The Company sold tangible assets with no remaining book value and relinquished the right to receive cumulative future license fees of $6,000,000, with a net book value of approximately $2,100,000, over the remaining term of the licensing agreement in exchange for a cash payment of $2,900,000. In conjunction with this transaction, the previous licensing agreement was terminated and a new three-year licensing agreement for use of one Company trademark was signed. The Company recorded a gain of approximately $800,000 from this sale in October 2008.

10.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	SUCCESSOR
	DECEMBER 31,
	2008	2007
Accrued payroll and other compensation	$66,057	$57,473
Accrued insurance	19,480	18,853
Accrued interest	3,760	4,448
Other accrued expenses	78,798	55,603
	$168,095	$136,377

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2008	2007
Senior secured term loan facility, interest rates of 2.81% and 7.13%
at December 31, 2008 and 2007, respectively	$1,185,000	$1,260,000
Senior secured working capital revolving credit facility, interest rate of
2.81% at December 31, 2008	50,000	-
Senior secured pre-funded revolving credit facility, interest rate of
2.81% at December 31, 2008	12,000	-
Senior notes, interest rate of 10.00% at December 31, 2008 and 2007	488,220	550,000
Other notes payable, uncollateralized, interest rates ranging from 2.28% to 7.30%
at December 31, 2008 and 2.07% to 7.30% at December 31, 2007	11,987	10,700
Sale-leaseback obligations	4,925	22,750
Guaranteed debt of consolidated affiliate	33,283	32,583
Guaranteed debt of unconsolidated affiliate	-	2,495
	1,785,415	1,878,528
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(30,953)	(34,975)
Less: guaranteed debt	(33,283)	(35,078)
Long-term debt of OSI Restaurant Partners, LLC	$1,721,179	$1,808,475

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

The $1,310,000,000 term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% and 7.25% at December 31, 2008 and 2007, respectively).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.44% to 1.75% and from 4.60% to 4.70% at December 31, 2008 and 2007, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 and B2 at December 31, 2008 and 2007, respectively).

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

Additionally, the Company will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2009, the Company will repay its pre-funded revolving credit facility outstanding loan balance, and in April 2008, it funded its capital expenditure account with $90,018,000.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,185,000,000 and $1,260,000,000 at December 31, 2008 and 2007, respectively.  The Company made the remainder of its prepayment required by the credit agreement, as described above, of $75,000,000 and $50,000,000 during the fourth quarter of 2008 and 2007, respectively.

In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of the Company’s term loan.  The Company paid and recorded $1,239,000 of interest expense for the year ended December 31, 2008 as a result of each quarter’s expiration of the collar’s option pairs.  The Company records any marked-to-market changes in the fair value of its derivative instruments in earnings in the period of change in accordance with SFAS No. 133.  The Company included $24,285,000 and $5,357,000 in the line item “Accrued expenses” in its Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively, and included $18,928,000 of net interest expense for the year ended December 31, 2008 and $5,357,000 of interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in its Consolidated Statements of Operations for the mark-to-market effects of its interest rate collar.  A SFAS No. 157 credit valuation adjustment of $4,529,000 decreased the liability recorded as of December 31, 2008 (see Note 5).

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At December 31, 2008, the outstanding balance was $50,000,000.  There were no loans outstanding under the revolving credit facility at December 31, 2007.  In addition to outstanding borrowings, if any, at December 31, 2008 and 2007, $63,300,000 and $49,540,000, respectively, of the credit facility was not available for borrowing as (i) $37,540,000 and $25,040,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants and (iii) $1,260,000 of the credit facility at December 31, 2008 was committed for the issuance of other letters of credit.  Subsequent to the end of the fourth quarter of 2008, the Company committed $6,135,000 of its working capital revolving credit facility for the issuance of two additional letters of credit (see Note 21).  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once the Company fully utilizes $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At December 31, 2008, the Company had fully utilized all of its restricted cash for capital expenditures, and it had borrowed $12,000,000 from its pre-funded revolving credit facility.  This borrowing is recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2008, as the Company will be required to repay this outstanding loan in April 2009 using 100% of its “annual true cash flow,” as defined in the credit agreement.  At December 31, 2007, $29,002,000 of restricted cash remained available for capital expenditures and no draws were outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.0:1.0.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25:1.0, the Company’s MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The Company’s senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.

The Company’s capital expenditures are limited by the credit agreement.  The annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  The Company’s annual expenditure limits may increase after an acquisition.  However, if (i) the rent adjusted leverage ratio at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flows” are insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, its capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the rent adjusted leverage ratio is less than 5.25 to 1.00.

The obligations under the Company’s senior secured credit facilities are guaranteed by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”) (the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent) and, subject to the conditions described below, are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of substantially all of the Company’s domestic wholly-owned subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries that are directly owned by the Company, OSI HoldCo, or a Guarantor.  Also, the Company is required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to the Company’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Company’s consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Company-wide consolidated EBITDA.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), Wells Fargo Bank, National Association, as trustee, and the Guarantors.  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility (see Note 16).  As of December 31, 2008 and 2007, all of the Company’s consolidated subsidiaries were restricted subsidiaries.  The senior notes are general, unsecured senior obligations of the Company, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The senior notes are effectively subordinated to all of the Company’s, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The senior notes are senior in right of payment to all of the Company’s, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

The indenture governing the senior notes limits, under certain circumstances, the Company’s ability and the ability of Co-Issuer and the Company’s restricted subsidiaries to: incur liens, make investments and loans, incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.

In accordance with the terms of the senior notes and the senior secured credit facility, the Company’s restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, the Company is permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.

Additional senior notes may be issued under the indenture from time to time, subject to certain limitations.  Initial and additional senior notes issued under the indenture will be treated as a single class for all purposes under the indenture, including waivers, amendments, redemptions and offers to purchase.

The Company filed a Registration Statement on Form S-4 (which became effective June 2, 2008) for an exchange offer relating to its senior notes.  As a result, the Company is required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

The Company may redeem some or all of the senior notes on and after June 15, 2011 at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) listed below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date.

Year	Percentage
2011	105.0%
2012	102.5%
2013 and thereafter	100.0%

The Company also may redeem all or part of the senior notes at any time prior to June 15, 2011, at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus the applicable premium as of, and accrued and unpaid interest and additional interest, if any, to the date of redemption.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

The Company also may redeem up to 35% of the aggregate principal amount of the senior notes until June 15, 2010, at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date with the net cash proceeds of one or more equity offerings; provided that at least 50% of the sum of the aggregate principal amount of senior notes originally issued under the indenture and any additional senior notes issued under the indenture remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the closing date of each such equity offering.

Upon a change in control as defined in the indenture, the Company would be required to make an offer to purchase all of the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.

Between November 18, 2008 and November 21, 2008, the Company purchased on the open market and extinguished $61,780,000 in aggregate principal amount of its senior notes for $11,711,000 of principal, representing an average of 19.0% of face value, and $2,729,000 of accrued interest. The Company recorded a gain from the extinguishment of its debt of $48,409,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the year ended December 31, 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.  The principal balance of senior notes outstanding at December 31, 2008 and 2007 was $488,220,000 and $550,000,000, respectively.

Subsequent to the end of the fourth quarter of 2008, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest (see Note 21).

On June 13, 2008, the Company renewed a one-year line of credit with a maximum borrowing amount of 12,000,000,000 Korean won ($9,543,000 and $12,790,000 at December 31, 2008 and 2007, respectively) to finance development of its restaurants in South Korea.  The line bears interest at 1.50% and 0.80% over the Korean Stock Exchange three-month certificate of deposit rate (6.94% and 6.48% at December 31, 2008 and 2007, respectively).  The line matures June 13, 2009.  There were no draws outstanding on this line of credit as of December 31, 2008 and 2007.

On June 13, 2008, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($3,976,000 and $5,329,000 at December 31, 2008 and 2007, respectively).  The line bears interest at 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (6.59% and 6.83% at December 31, 2008 and 2007, respectively) and matures June 12, 2009.  There were no draws outstanding on this line of credit as of December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the Company had approximately $11,987,000 and $10,700,000, respectively, of notes payable at interest rates ranging from 2.28% to 7.30% and from 2.07% to 7.30%, respectively. These notes have been primarily issued for buyouts of general manager and area operating partner interests in the cash flows of their restaurants and generally are payable over five years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

DEBT GUARANTEES

The Company was the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of the Company’s California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR.  The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At December 31, 2008 and 2007, the outstanding balance on the line of credit was approximately $33,283,000 and $32,583,000, respectively, and is included in the Company’s Consolidated Balance Sheets. T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. Subsequent to the end of the fourth quarter, the Company received notice that an event of default had occurred in connection with this line of credit (see Note 21).  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables in its Consolidated Statement of Operations for the year ended December 31, 2008.

The consolidated financial statements include the accounts and operations of the Roy’s consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where the Company is required to guarantee.  The guarantee provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of the Company’s controlling financial interest in this venture, it is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the minority interests, not to exceed the minority interest’s equity in the subsidiary, is eliminated in the line item in the Consolidated Statements of Operations entitled “Minority interest in consolidated entities’ (loss) income.” All material intercompany balances and transactions have been eliminated.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was renewed three times with a revised termination date of April 1, 2009. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2008 and 2007, the outstanding balance on the line of credit was approximately $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2008 and 2007, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

If an event of default occurs or the line of credit is not renewed at the April 1, 2009 termination date and RY-8 is unable to pay the outstanding balance owed, the Company would, as guarantor, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in the Company’s favor. These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify it against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

Until December 31, 2008, the Company was a partial guarantor of $68,000,000 in bonds issued by Kentucky Speedway, LLC (“Speedway”).  Speedway is an unconsolidated affiliate in which the Company has a 22.5% equity interest and for which the Company operates catering and concession facilities.  At December 31, 2007, the outstanding balance on the bonds was approximately $63,300,000, and the Company’s maximum unconditional guarantee was $17,585,000. In June 2006, in accordance with FIN 45, the Company recognized a liability of $2,495,000, representing the estimated fair value of the guarantee and a corresponding increase to the investment in Speedway, which was included in the line item entitled “Investments in and advances to unconsolidated affiliates, net” in the Company’s Consolidated Balance Sheets.

As part of the guarantee, the Company and other Speedway equity owners were obligated to contribute, either as equity or subordinated debt, any amounts necessary to maintain Speedway’s defined fixed charge coverage ratio.  The Company was obligated to contribute 27.78% of such amounts.  Since the initial investment, the Company increased its investment by making additional working capital contributions and subordinated loans to this affiliate in payments totaling $9,236,000 as of December 31, 2008.  Of this amount, the Company made subordinated loans of $1,600,000 and $2,133,000 during the years ended December 31, 2008 and 2007, respectively.  The Company did not make any working capital contributions during 2008 and 2007.

During the fourth quarter of 2007, the Company assessed its investment in Speedway for impairment using a discounted weighted-average potential outcome probability analysis and recorded an impairment charge of $3,145,000 in the line item “Provision for impaired assets and restaurant closings” in the Company’s Consolidated Statement of Operations for the period from June 15 to December 31, 2007.  The Company recognized a corresponding decrease to its investment in Speedway in the line item “Investments in and advances to unconsolidated affiliates, net” in the Company’s Consolidated Balance Sheet at December 31, 2007.

In May 2008, Speedway entered into an asset purchase agreement with Speedway Motorsports, Inc. (“Motorsports”), a Delaware corporation.  The sale of Speedway closed December 31, 2008.  In accordance with the terms of the agreement, Speedway’s assets and liabilities were sold to Motorsports for a purchase price equal to a $10,000 non-refundable deposit, the assumption and payment of Speedway’s debt and a $7,500,000 note payable in 60 equal $125,000 monthly installments.  Proceeds of the note payable will be utilized by Speedway to pay certain legal and other obligations and the Company may, at a future date, receive remaining cash as a return on its investment.  Additionally, Speedway will receive a contingent payment of $7,500,000 (also payable in 60 equal monthly installments) if the existing sales tax rebate program is extended by the legislature for an additional 20 years and a Sprint Cup Race is scheduled at the Kentucky Speedway.

In accordance with the terms of the Bond Purchase Agreement executed and effective December 31, 2008 upon the sale of Speedway, the Company was released from its $17,585,000 guarantee.  The Company recorded a $2,495,000 decrease to its liability in the line item “Guaranteed debt” and recorded a corresponding decrease to the investment in Speedway in the line item “Investments in and advances to unconsolidated affiliates, net” in its Consolidated Balance Sheet at December 31, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea.  The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,100,000 and $1,200,000 as of December 31, 2008 and approximately $1,400,000 and $1,500,000 as of December 31, 2007.  Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,400,000 and $1,700,000, respectively, as of December 31, 2008 and approximately $1,900,000 and $2,300,000, respectively, as of December 31, 2007.  If the Company was required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,300,000 and $2,100,000, respectively, as of December 31, 2008 and $3,000,000 and $2,800,000, respectively, as of December 31, 2007.  The Company has considered these guarantees and accounted for them in accordance with FIN 45.  The Company has various depository and banking relationships with the lender.

The aggregate mandatory principal payments of debt outstanding at December 31, 2008, for the next five years, are summarized as follows: 2009 - $64,236,000; 2010 - $79,189,000; 2011 - $76,423,000; 2012 - $75,386,000; 2013 - $125,136,000; and thereafter - $1,365,045,000.

The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at December 31, 2008 and 2007 (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2008		2007
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,185,000	$533,250	$1,260,000	$1,159,200
Senior secured working capital revolving credit facility	50,000	22,500	-	-
Senior secured pre-funded revolving credit facility	12,000	5,400	-	-
Senior notes	488,220	91,541	550,000	401,500

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

The following table includes the maturity of the Company’s debt and debt guarantees (in thousands):

		PAYABLE	PAYABLE	PAYABLE
	TOTAL	DURING 2009	DURING 2010-2013	AFTER 2013
Debt	$1,752,132	$30,953	$356,134	$1,365,045

Debt guarantees (1):
Maximum availability of debt guarantees	$62,600	$59,500	$-	$3,100
Amount outstanding under debt guarantees	60,883	57,783	-	3,100
Carrying amount of liabilities	33,283	33,283	-	-
______________
(1)
The Company’s debt guarantee for T-Bird is included in the table, as the liability was still outstanding at December 31, 2008.  In February 2009, the Company purchased the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.

12.           Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2008	2007
Accrued insurance liability	$63,492	$41,070
Unfavorable leases, net of accumulated amortization of $7,548 and
$2,838 at December 31, 2008 and 2007, respectively	82,133	89,043
Other liabilities	105,257	102,918
	$250,882	$233,031

Other long-term liabilities as of December 31, 2008 and 2007 included $40,852,000 and $34,001,000, respectively, for the Company’s PEP obligation, $23,495,000 and $33,259,000, respectively, for the Company’s Supplemental PEP obligation, $626,000 and $5,068,000, respectively, for its Supplemental Cash obligation, $5,583,000 and $6,149,000, respectively, for its Restricted Stock Contributions obligation and $4,587,000 and $3,164,000, respectively, for deferred cash payments of Partner Shares (see Note 4).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Foreign Currency Translation and Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments.  Total comprehensive (loss) income for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006 was ($762,066,000), $16,507,000, ($42,255,000) and $108,164,000, respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($22,657,000), ($954,000), ($2,200,000) and $8,004,000, respectively.  Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2008 and 2007.

14.           Unitholder’s/Stockholders’ (Deficit) Equity

Prior to the Merger, the Company repurchased shares of its common stock, $0.01 par value, as follows (in thousands):

YEAR
ENDED
DECEMBER 31,
2006
Number of shares repurchased	1,419
Aggregate purchase price	$59,435

The Company did not repurchase any shares of its common stock in the period from January 1 to June 14, 2007.

Repurchased shares are carried as treasury stock on the Consolidated Balance Sheet at December 31, 2006 and are recorded at cost.  Prior to the Merger, the Company had a policy of repurchasing shares on the open market to satisfy stock option exercises and to reduce the dilutive effect of restricted stock.  The Company generally repurchased shares based on estimates of exercises, vesting of restricted stock and contributions to the PEP Stock Plan.

During the period from January 1 to June 14, 2007 and the year ended December 31, 2006, the Company reissued approximately 549,000 and 1,692,000 shares of treasury stock, respectively, that had a cost of approximately $26,390,000 and $76,535,000, respectively, for exercises of stock options and grants of restricted stock.

Since the Merger, OSI HoldCo (the Company’s direct owner and a wholly-owned subsidiary of the Company’s Ultimate Parent) is the only owner of record of the Company’s 100 common units, no par value.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes

The following table presents the domestic and foreign components of (loss) income before (benefit) provision for income taxes and minority interest in consolidated entities’ (loss) income (in thousands):

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Domestic	$(851,422)	$(101,008)	$7,171	$131,500
Foreign	3,667	14,681	10,319	17,247
	$(847,755)	$(86,327)	$17,490	$148,747

(Benefit) provision for income taxes consisted of the following (in thousands):

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Current (benefit) provision:
Federal	$-	$-	$19,665	$52,277

State	(2,295)	(2,474)	6,881	11,403
Foreign	736	4,427	3,380	3,137
	(1,559)	1,953	29,926	66,817
Deferred benefit:
Federal	(98,153)	(45,427)	(27,603)	(21,650)
State	(5,575)	(3,354)	(3,116)	(2,325)
Foreign	(18)	(315)	(863)	(1,030)
	(103,746)	(49,096)	(31,582)	(25,005)
(Benefit) provision for income taxes	$(105,305)	$(47,143)	$(1,656)	$41,812

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	SUCCESSOR		PREDECESSOR
		PERIOD	PERIOD
	YEAR	FROM	FROM	YEAR
	ENDED	JUNE 15 to	JANUARY 1 to	ENDED
	DECEMBER 31,	DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2008	2007	2007	2006
Income taxes at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.3	6.7	3.9	3.9
Provision for goodwill impairment	(27.8)	-	-	-
Employment related credits, net	2.0	12.2	(45.1)	(10.7)
Other, net	(1.1)	0.7	(3.3)	(0.1)
Total	12.4%	54.6%	(9.5)%	28.1%

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

The effective income tax rate for the year ended December 31, 2008 was 12.4% compared to 54.6% and (9.5)% for the periods from June 15 to December 31, 2007 and from January 1 to June 14, 2007, respectively.  The decrease in the effective income tax rate for the year ended December 31, 2008 as compared to the period from June 15 to December 31, 2007 was due to the $604,071,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of the Company’s stock, and the expected FICA tax credit for employee-reported tips being such a large percentage of projected pretax income (loss) in the prior period.  The increase in the effective income tax rate for the year ended December 31, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in the current period.  Additionally, the non-deductible goodwill impairment charge partially offset the increase in the effective income tax rate.

The effective income tax rates for the periods from June 15 to December 31, 2007 and from January 1 to June 14, 2007 were 54.6% and (9.5)%, respectively, compared to 28.1% for the year ended December 31, 2006.  The increase in the effective income tax rate for the period from June 15 to December 31, 2007 as compared to the year ended December 31, 2006 is primarily due to a change in pretax (loss) income.  The effective income tax rate is unusually high due to the FICA tax credit for employee-reported tips being such a large percentage of pretax (loss) income. The decrease in the effective income tax rate for the period from January 1 to June 14, 2007 as compared to the year ended December 31, 2006 is primarily due to a $131,257,000 decrease in pretax income.  While this decrease caused most of the permanent differences related to non-deductible expenses to increase the effective tax rate, the FICA tax credit for employee-reported tips is a large percentage of pretax income which caused the effective tax rate for the period from January 1 to June 14, 2007 to be negative.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	SUCCESSOR
	DECEMBER 31,	DECEMBER 31,
	2008	2007
Deferred income tax assets:
Deferred rent	$19,207	$6,027
Insurance reserves	24,161	20,881
Deferred compensation	59,890	58,053
Partner accrued buyout liability	9,611	9,265
Allowance for notes receivable for consolidated affiliate	14,078	-
Net operating loss carryforward	16,600	30,261
Federal tax credit carryforward	46,043	18,211
Other, net	35,249	23,942
Gross deferred income tax assets	224,839	166,640
Less: valuation allowance	(1,757)	-
	223,082	166,640
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(208,794)	(239,818)
Less: intangibles basis differences	(178,638)	(193,913)
Net deferred income tax liability	$(164,350)	$(267,091)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

The changes in the valuation allowance account for the deferred income tax assets are as follows (in thousands):

PREDECESSOR
Balance at January 1, 2006	$6,543
Change in assessments about the realization
of deferred income tax assets	(2,394)
Balance at December 31, 2006	4,149
Additions charged to costs and expenses	65
Balance at June 14, 2007	$4,214

SUCCESSOR
Balance at June 15, 2007	$275
Change in assessments about the realization
of deferred income tax assets	(275)
Balance at December 31, 2007	-
Change in assessments about the realization
of deferred income tax assets	1,757
Balance at December 31, 2008	$1,757

U.S. GAAP requires a valuation allowance to reduce the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  After consideration of all of the evidence, the Company has determined that a valuation allowance of $1,757,000 is necessary at December 31, 2008 and that a valuation allowance was not necessary at December 31, 2007.

A (benefit) provision for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be recorded.

The Company has a federal net operating loss carryforward for tax purposes of approximately $32,188,000. This loss can be carried forward for 20 years from the tax year in which it is was generated and will expire in the year 2027.  The Company has state net operating loss carryforwards of approximately $138,188,000.  These state net operating loss carryforward amounts will expire between 2012 and 2028.  The Company has foreign net operating loss carryforwards of approximately $4,881,000.  These foreign net operating loss carryforward amounts will expire between 2009 and 2015.

The Company has general business tax credits of approximately $45,024,000. These credits can be carried forward for 20 years and will expire between 2027 and 2028.  The Company has foreign tax credits available to utilize against federal income taxes of approximately $1,019,000. These credits can be carried forward for 10 years and will expire in 2017.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

Effective January 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the accounting for and disclosure of uncertainty in tax positions.

As of December 31, 2008 and 2007, the Company had $16,537,000 and $18,463,000, respectively, of unrecognized tax benefits ($10,412,000 and $13,202,000, respectively, in “Other long-term liabilities” and $6,125,000 and $5,261,000, respectively, in “Accrued expenses”).  Of these amounts, $14,710,000 and $14,813,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

PREDECESSOR:
Balance at January 1, 2007	$22,184
Increases for tax positions taken during a prior period	816
Decreases for tax positions taken during a prior period	(351)
Increases for tax positions taken during the current period	312
Settlements with taxing authorities	(1,766)
Balance at June 14, 2007	$21,195

SUCCESSOR:
Balance at June 15, 2007	$21,195
Increases for tax positions taken during a prior period	249
Decreases for tax positions taken during a prior period	(4,546)
Increases for tax positions taken during the current period	1,908
Settlements with taxing authorities	(343)
Balance at December 31, 2007	$18,463

SUCCESSOR:
Balance at January 1, 2008	$18,463
Increases for tax positions taken during a prior period	716
Decreases for tax positions taken during a prior period	(284)
Increases for tax positions taken during the current period	2,126
Settlements with taxing authorities	(230)
Lapses in the applicable statutes of limitations	(4,254)
Balance at December 31, 2008	$16,537

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will significantly decrease by approximately $6,700,000 to $7,400,000 within the next twelve months of December 31, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 1999 through 2008.

As of December 31, 2008 and 2007, the Company accrued $5,162,000 and $4,489,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its (Benefit) provision for income taxes and recognized related expense of $525,000 for the year ended December 31, 2008 and expense (benefit) of $703,000 and ($123,000) for the periods from January 1 to June 14, 2007 and June 15 to December 31, 2007, respectively.   The Company’s policy on classification of interest and penalties did not change as a result of the adoption of FIN 48, and it has not changed since the adoption of FIN 48.

16.           Supplemental Guarantor Condensed Consolidating Financial Statements

On June 14, 2007, in connection with the Merger, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture agreement. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (see Note 11). All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

The following condensed consolidating financial statements present the financial position, results of operations and cash flows for the periods indicated of OSI Restaurant Partners, LLC—Parent only (“OSI Parent”), OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as a co-issuer of the senior notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to senior notes presented as an obligation of both OSI Parent and OSI Co-Issuer, investments in subsidiaries, and intercompany balances and transactions.

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$178,275	$-	$50,126	$43,069	$-	$271,470
Current portion of restricted cash	2,578	-	3,297	-	-	5,875
Inventories	36,343	-	30,523	17,702	-	84,568
Deferred income tax assets	34,309	-	1,370	(45)	-	35,634
Other current assets	12,228	-	24,483	25,112	-	61,823
Total current assets	263,733	-	109,799	85,838	-	459,370
Restricted cash	7	-	-	-	-	7
Property, fixtures and equipment, net	26,560	-	660,490	386,449	-	1,073,499
Investments in and advances to
unconsolidated affiliates, net	145	-	-	20,177	-	20,322
Investments in subsidiaries	-	-	1,611	-	(1,611)	-
Due from (to) subsidiaries	2,333,806	-	-	20	(2,333,826)	-
Goodwill	-	-	340,608	119,192	-	459,800
Intangible assets, net	-	-	484,572	165,859	-	650,431
Other assets, net	127,647	-	23,040	43,779	-	194,466
Total assets	$2,751,898	$-	$1,620,120	$821,314	$(2,335,437)	$2,857,895

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND UNITHOLDER’S
(DEFICIT) EQUITY
Current Liabilities
Accounts payable	$11,119	$-	$114,757	$58,876	$-	$184,752
Sales taxes payable	93	-	11,293	4,725	-	16,111
Accrued expenses	69,854	-	71,863	26,378	-	168,095
Current portion of accrued
buyout liability	-	-	12,948	4,280	-	17,228
Unearned revenue	192	-	171,105	41,380	-	212,677
Income taxes payable	-	-	-	799	-	799
Current portion of long-term debt	25,106	-	4,008	1,839	-	30,953
Current portion of guaranteed debt	-	-	-	33,283	-	33,283
Total current liabilities	106,364	-	385,974	171,560	-	663,898
Partner deposit and accrued
buyout liability	221	-	79,598	27,324	-	107,143
Deferred rent	841	-	32,056	17,959	-	50,856
Deferred income tax liability	58,293	-	147,421	(5,730)	-	199,984
Long-term debt	1,710,140	488,220	9,405	1,634	(488,220)	1,721,179
Accumulated losses in subsidiaries
in excess of investment	659,249	-	-	1,772	(661,021)	-
Due to (from) subsidiaries	228,495	-	1,070,286	1,035,045	(2,333,826)	-
Other long-term liabilities, net	151,049	-	72,307	27,526	-	250,882
Total liabilities	2,914,652	488,220	1,797,047	1,277,090	(3,483,067)	2,993,942
Minority interest in consolidated
entities	-	-	-	26,707	-	26,707
Unitholder’s (Deficit) Equity
Additional paid-in capital	651,043	(488,220)	-	-	488,220	651,043
(Accumulated deficit)
retained earnings	(788,940)	-	(176,927)	(457,626)	634,553	(788,940)
Accumulated other comprehensive
(loss) income	(24,857)	-	-	(24,857)	24,857	(24,857)
Total unitholder’s (deficit) equity	(162,754)	(488,220)	(176,927)	(482,483)	1,147,630	(162,754)
	$2,751,898	$-	$1,620,120	$821,314	$(2,335,437)	$2,857,895

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$-	$-	$148,005	$84,562	$(61,463)	$171,104
Current portion of restricted cash	4,006	-	-	-	-	4,006
Inventories	31,870	-	31,585	17,581	-	81,036
Deferred income tax assets	23,554	-	1,081	(17)	-	24,618
Other current assets	40,468	-	23,616	22,065	-	86,149
Total current assets	99,898	-	204,287	124,191	(61,463)	366,913
Restricted cash	32,237	-	-	-	-	32,237
Property, fixtures and equipment, net	34,168	-	776,847	434,230	-	1,245,245
Investments in and advances to
unconsolidated affiliates, net	2,116	-	-	24,096	-	26,212
Investments in subsidiaries	40,212	-	1,022	260	(41,494)	-
Due from (to) subsidiaries	2,838,305	-	451,007	8,402	(3,297,714)	-
Goodwill	-	-	559,532	500,997	-	1,060,529
Intangible assets, net	-	-	524,277	192,354	-	716,631
Other assets, net	143,999	-	20,893	58,350	-	223,242
Notes receivable for consolidated
affiliate	-	-	-	32,450	-	32,450
Total assets	$3,190,935	$-	$2,537,865	$1,375,330	$(3,400,671)	$3,703,459

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR)
	AS OF DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND UNITHOLDER’S
EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,058	$-	$87,916	$61,949	$-	$155,923
Bank overdraft payable	61,463	-	-	-	(61,463)	-
Sales taxes payable	28	-	13,589	4,972	-	18,589
Accrued expenses	36,050	-	68,704	31,623	-	136,377
Current portion of accrued
buyout liability	-	-	9,081	2,712	-	11,793
Unearned revenue	184	-	155,998	40,116	-	196,298
Income taxes payable	-	-	-	2,803	-	2,803
Current portion of long-term debt	30,925	-	2,705	1,345	-	34,975
Current portion of guaranteed debt	-	-	-	32,583	-	32,583
Total current liabilities	134,708	-	337,993	178,103	(61,463)	589,341
Partner deposit and accrued
buyout liability	3,339	-	89,462	29,937	-	122,738
Deferred rent	735	-	12,709	7,972	-	21,416
Deferred income tax liability	137,698	-	159,573	(5,562)	-	291,709
Long-term debt	1,796,900	550,000	9,294	2,281	(550,000)	1,808,475
Guaranteed debt	2,495	-	-	-	-	2,495
Due to (from) subsidiaries	377,284	-	1,823,638	1,096,792	(3,297,714)	-
Other long-term liabilities, net	138,384	-	70,107	24,540	-	233,031
Total liabilities	2,591,543	550,000	2,502,776	1,334,063	(3,909,177)	3,069,205
Minority interest in consolidated
entities	-	-	-	34,862	-	34,862
Unitholder’s Equity (Deficit)
Additional paid-in capital	641,647	(550,000)	-	-	550,000	641,647
(Accumulated deficit)
retained earnings	(40,055)	-	35,089	8,605	(43,694)	(40,055)
Accumulated other comprehensive
(loss) income	(2,200)	-	-	(2,200)	2,200	(2,200)
Total unitholder’s equity (deficit)	599,392	(550,000)	35,089	6,405	508,506	599,392
	$3,190,935	$-	$2,537,865	$1,375,330	$(3,400,671)	$3,703,459

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	FOR THE YEAR ENDED DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,856,864	$1,082,572	$-	$3,939,436
Other revenues	-	-	12,513	10,908	-	23,421
Total revenues	-	-	2,869,377	1,093,480	-	3,962,857
Costs and expenses
Cost of sales	(133)	-	1,028,116	361,409	-	1,389,392
Labor and other related	(11,158)	-	799,069	307,146	-	1,095,057
Other restaurant operating	-	-	732,927	279,797	-	1,012,724
Depreciation and amortization	2,783	-	119,855	63,148	-	185,786
General and administrative	63,957	-	124,212	75,035	-	263,204
Goodwill impairment	-	-	220,046	384,025	-	604,071
Provision for impaired assets						-
and restaurant closings	704	-	62,402	49,324	-	112,430
Allowance for notes receivable for
consolidated affiliate	-	-	-	33,150	-	33,150
Loss (income) from operations
of unconsolidated affiliates	1,062	-	-	(3,405)	-	(2,343)
Total costs and expenses	57,215	-	3,086,627	1,549,629	-	4,693,471
Loss from operations	(57,215)	-	(217,250)	(456,149)	-	(730,614)
Equity in (losses) earnings of subsidiaries	(676,804)	-	589	(2,032)	678,247	-
Gain on extinguishment of debt	48,409	-	-	-	-	48,409
Other expense, net	-	-	-	(11,122)	-	(11,122)
Interest income	7,608	-	1,914	4,639	(9,452)	4,709
Interest expense	(156,338)	-	(8,358)	(3,893)	9,452	(159,137)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' loss	(834,340)	-	(223,105)	(468,557)	678,247	(847,755)
(Benefit) provision for income taxes	(94,931)	-	(11,092)	718	-	(105,305)
(Loss) income before minority interest in
consolidated entities' loss	(739,409)	-	(212,013)	(469,275)	678,247	(742,450)
Minority interest in consolidated
entities' loss	-	-	-	(3,041)	-	(3,041)
Net (loss) income	$(739,409)	$-	$(212,013)	$(466,234)	$678,247	$(739,409)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,622,283	$605,643	$-	$2,227,926
Other revenues	-	-	8,261	3,837		12,098
Total revenues	-	-	1,630,544	609,480	-	2,240,024
Costs and expenses
Cost of sales	-	-	588,706	201,886	-	790,592
Labor and other related	1,852	-	452,557	168,750	-	623,159
Other restaurant operating	-	-	403,599	153,860		557,459
Depreciation and amortization	1,453	-	65,270	35,540	-	102,263
General and administrative	35,813	-	66,823	35,740	-	138,376
Provision for impaired assets
and restaurant closings	3,145	-	15,341	3,280	-	21,766
Loss (income) from operations
of unconsolidated affiliates	1,400	-	118	(2,779)	-	(1,261)
Total costs and expenses	43,663	-	1,592,414	596,277	-	2,232,354
(Loss) income from operations	(43,663)	-	38,130	13,203	-	7,670
Equity in earnings (losses) of subsidiaries	42,412	-	1,022	260	(43,694)	-
Other income (expense), net	-	-	347	(347)	-	-
Interest income	6,442	-	1,361	3,295	(6,373)	4,725
Interest expense	(97,308)	-	(4,964)	(2,823)	6,373	(98,722)
(Loss) income before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	(92,117)	-	35,896	13,588	(43,694)	(86,327)
(Benefit) provision for income taxes	(52,062)	-	807	4,112	-	(47,143)
(Loss) income before minority interest in
consolidated entities' income	(40,055)	-	35,089	9,476	(43,694)	(39,184)
Minority interest in consolidated
entities' income	-	-	-	871	-	871
Net (loss) income	$(40,055)	$-	$35,089	$8,605	$(43,694)	$(40,055)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)
	FOR THE YEAR ENDED DECEMBER 31, 2006
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,937,793	$981,983	$-	$3,919,776
Other revenues	-	-	16,156	5,027	-	21,183
Total revenues	-	-	2,953,949	987,010	-	3,940,959
Costs and expenses
Cost of sales	-	-	1,085,799	329,660	-	1,415,459
Labor and other related	3,070	-	819,105	265,083	-	1,087,258
Other restaurant operating	-	-	645,967	239,595	-	885,562
Depreciation and amortization	6,816	-	100,628	44,156	-	151,600
General and administrative	39,235	-	127,018	68,389	-	234,642
Provision for impaired assets
and restaurant closings	704	-	10,585	2,865	-	14,154
Loss (income) from operations of
unconsolidated affiliates	3,656	-	198	(3,859)	-	(5)
Total costs and expenses	53,481	-	2,789,300	945,889	-	3,788,670
(Loss) income from operations	(53,481)	-	164,649	41,121	-	152,289
Equity in earnings (losses) of subsidiaries	137,785	-	913	181	(138,879)	-
Other income, net	-	-	7,950	-	-	7,950
Interest income	7,699	-	1,862	3,940	(10,189)	3,312
Interest expense	(8,978)	-	(8,572)	(7,443)	10,189	(14,804)
Income (loss) before (benefit) provision
for income taxes and minority interest
in consolidated entities' income	83,025	-	166,802	37,799	(138,879)	148,747
(Benefit) provision for income taxes	(17,135)	-	50,524	8,423	-	41,812
Income (loss) before minority interest in
consolidated entities' income	100,160	-	116,278	29,376	(138,879)	106,935
Minority interest in consolidated
entities' income	-	-	2,362	4,413	-	6,775
Net income (loss)	$100,160	$-	$113,916	$24,963	$(138,879)	$100,160

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	FOR THE YEAR ENDED DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$157,217	$-	$(38,952)	$33,736	$61,463	$213,464

Cash flows provided by (used in)
investing activities:
Purchase of Company-owned
life insurance	(25,563)	-	-	-	-	(25,563)
Proceeds from sale of Company-owned
life insurance for deferred
compensation	31,004	-	-	-	-	31,004
Proceeds from disposal of a subsidiary	4,200	-	-	-	-	4,200
Proceeds from sale of non-restaurant
operations	2,900	-	-	-	-	2,900
Acquisitions of liquor licenses	-	-	(1,113)	(1,376)	-	(2,489)
Proceeds from sale-leaseback transaction	8,100	-	-	-	-	8,100
Capital expenditures	(3,489)	-	(53,418)	(64,493)	-	(121,400)
Proceeds from the sale of property,
fixtures and equipment	-	-	10,501	-	-	10,501
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	146,068	-	5,320	-	-	151,388
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(115,864)	-	(4,587)	-	-	(120,451)
Payments from unconsolidated affiliates	13	-	-	298	-	311
Investments in and advances to
unconsolidated affiliates	(1,600)	-	-	-	-	(1,600)
Net cash provided by (used in)
investing activities	45,769	-	(43,297)	(65,571)	-	(63,099)

Cash flows used in financing activities:
Proceeds from the issuance of
revolving lines of credit	62,000	-	-	-	-	62,000
Repayments of long-term debt	(75,000)	-	(9,050)	(1,352)	-	(85,402)
Extinguishment of debt	(11,711)	-	-	-	-	(11,711)
Proceeds from minority interest
contributions	-	-	-	2,208	-	2,208
Distributions to minority interest	-	-	-	(7,570)	-	(7,570)
Repayment of partner deposit and
accrued buyout contributions	-	-	(10,331)	(6,422)	-	(16,753)
Receipt of partner deposit and
accrued buyout contributions	-	-	3,751	3,478	-	7,229
Net cash used in
financing activities	(24,711)	-	(15,630)	(9,658)	-	(49,999)
Net increase (decrease) in cash
and cash equivalents	178,275	-	(97,879)	(41,493)	61,463	100,366
Cash and cash equivalents at the
beginning of the period	-	-	148,005	84,562	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$178,275	$-	$50,126	$43,069	$-	$271,470

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(1,415,019)	$-	$931,019	$681,606	$(36,825)	$160,781

Cash flows used in investing activities:
Maturities and sales of
investment securities	1,134	-	-	-	-	1,134
Purchase of Company-owned life
insurance	(63,930)	-	-	-	-	(63,930)
Acquisition of OSI	(831,904)	-	(1,632,530)	(627,862)	-	(3,092,296)
Acquisitions of liquor licenses	-	-	(1,011)	(561)	-	(1,572)
Proceeds from sale-leaseback
transaction	-	-	872,014	53,076	-	925,090
Capital expenditures	(1,688)	-	(37,805)	(37,572)	-	(77,065)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	136,723	-	-	-	-	136,723
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(121,109)	-	-	-	-	(121,109)
Payments from unconsolidated affiliates	2	-	8	142	-	152
Investments in and advances to
unconsolidated affiliates	(2,134)	-	138	(2,765)	-	(4,761)
Net cash used in investing activities	(882,906)	-	(799,186)	(615,542)	-	(2,297,634)

Cash flows provided by (used in)
financing activities:
Proceeds from issuance of
long-term debt	17,825	-	42	33	-	17,900
Proceeds from the issuance of senior
secured term loan facility	1,310,000	-	-	-	-	1,310,000
Proceeds from the issuance of
revolving lines of credit	11,500	-	-	-	-	11,500
Proceeds from the issuance of
senior notes	550,000	-	-	-	-	550,000
Repayments of long-term debt	(198,015)	-	(1,406)	33	-	(199,388)
Deferred financing fees	(63,313)	-	-	-	-	(63,313)
Contributions from KHI	42,413	-	-	-	-	42,413
Proceeds from minority interest
contributions	-	-	778	803	-	1,581
Distributions to minority interest	-	-	(1,314)	(3,992)	-	(5,306)
Repayment of partner deposit and
accrued buyout contributions	-	-	(3,832)	(1,839)		(5,671)
Receipt of partner deposit and
accrued buyout contributions	-	-	3,258	1,780		5,038
Proceeds from the issuance of
common stock	600,373	-	-	-	-	600,373
Net cash provided by (used in)
financing activities	2,270,783	-	(2,474)	(3,182)	-	2,265,127
Net (decrease) increase in cash
and cash equivalents	(27,142)	-	129,359	62,882	(36,825)	128,274
Cash and cash equivalents at the
beginning of the period	27,142	-	18,646	21,680	(24,638)	42,830
Cash and cash equivalents at the
end of the period	$-	$-	$148,005	$84,562	$(61,463)	$171,104

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)
	PERIOD FROM JANUARY 1, 2007 TO JUNE 14, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$57,765	$-	$12,514	$109,992	$(24,638)	$155,633

Cash flows used in investing activities:
Purchase of investment securities	(2,455)	-	-	-	-	(2,455)
Maturities and sales of
investment securities	2,002	-	-	-	-	2,002
Cash paid for acquisition of business,
net of cash acquired	-	-	-	(250)	-	(250)
Acquisitions of liquor licenses	-	-	(601)	(952)	-	(1,553)
Capital expenditures	(21,003)	-	(39,421)	(58,935)	-	(119,359)
Proceeds from the sale of property,
fixtures and equipment	1,948	-	-	-	-	1,948
Investments in and advances to
unconsolidated affiliates	-	-	(86)	-	-	(86)
Net cash used in investing activities	(19,508)	-	(40,108)	(60,137)	-	(119,753)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	123,516	-	-	132	-	123,648
Repayments of long-term debt	(141,000)	-	(1,577)	(68,257)	-	(210,834)
Proceeds from minority interest
contributions	-	-	-	3,940	-	3,940
Distributions to minority interest	-	-	(70)	(4,509)	-	(4,579)
Repayment of partner deposit and
accrued buyout contributions	-	-	(7,988)	(3,176)		(11,164)
Receipt of partner deposit and
accrued buyout contributions	-	-	3,429	1,523		4,952
Excess income tax benefits from
stock-based compensation	1,541	-	-	-	-	1,541
Dividends paid	(9,887)	-	-	-	-	(9,887)
Proceeds from exercise of employee
stock options	14,477	-	-	-	-	14,477
Net cash used in financing activities	(11,353)	-	(6,206)	(70,347)	-	(87,906)
Net increase (decrease) in cash
and cash equivalents	26,904	-	(33,800)	(20,492)	(24,638)	(52,026)
Cash and cash equivalents at the
beginning of the period	238	-	52,446	42,172	-	94,856
Cash and cash equivalents at the
end of the period	$27,142	$-	$18,646	$21,680	$(24,638)	$42,830

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)
	FOR THE YEAR ENDED DECEMBER 31, 2006
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(11,608)	$-	$235,160	$127,161	$-	$350,713

Cash flows used in investing activities:
Purchase of investment securities	(5,632)	-	-	-	-	(5,632)
Maturities and sales of
investment securities	6,779	-	-	-	-	6,779
Cash paid for acquisition of business,
net of cash acquired	-	-	(31,900)	(31,722)	-	(63,622)
Capital expenditures	(5,205)	-	(200,880)	(91,649)	-	(297,734)
Proceeds from the sale of property,
fixtures and equipment	-	-	31,693	-	-	31,693
Deposits to partner deferred
compensation plans	(6,310)	-	-	-	-	(6,310)
Payments from unconsolidated
affiliates	-	-	-	358	-	358
Investments in and advances to
unconsolidated affiliates	(1,866)	-	(219)	(182)	-	(2,267)
Net cash used in investing activities	(12,234)	-	(201,306)	(123,195)	-	(336,735)

Cash flows provided by (used in)
financing activities:
Proceeds from issuance of long-term debt	303,806	-	63,647	4,334	-	371,787
Repayments of long-term debt	(222,806)	-	(69,348)	(1,993)	-	(294,147)
Proceeds from minority interest
contributions	-	-	1,493	1,830	-	3,323
Distributions to minority interest	-	-	(3,839)	(8,702)	-	(12,541)
Repayment of partner deposit and
accrued buyout contributions	-	-	(19,450)	(5,608)		(25,058)
Receipt of partner deposit and
accrued buyout contributions	-	-	7,260	5,659		12,919
Excess income tax benefits from
stock-based compensation	4,046	-	-	-	-	4,046
Dividends paid	(38,896)	-	-	-	-	(38,896)
Proceeds from exercise of employee
stock options	34,004	-	-	-	-	34,004
Payments for purchase of treasury stock	(59,435)	-	-	-	-	(59,435)
Net cash provided by (used in)
financing activities	20,719	-	(20,237)	(4,480)	-	(3,998)
Net (decrease) increase in cash
and cash equivalents	(3,123)	-	13,617	(514)	-	9,980
Cash and cash equivalents at the
beginning of the period	3,361	-	38,829	42,686	-	84,876
Cash and cash equivalents at the
end of the period	$238	$-	$52,446	$42,172	$-	$94,856

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Recently Issued Financial Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope.  The Company elected to apply the provisions of FSP SFAS No. 157-2, and is currently evaluating the impact that SFAS No. 157 will have relating to nonfinancial assets or liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact the Company’s consolidated financial statements.  See Note 5 for the Company’s disclosure requirements and accounting effect of the adoption of SFAS No. 157 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company will apply SFAS No. 141R prospectively to any business combinations completed on or after January 1, 2009, and SFAS No. 141R will impact the Company’s accounting should it acquire any businesses on or after this date.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Recently Issued Financial Accounting Standards (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity and consolidated net (loss) income.  The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  The Company does not expect SFAS No. 160 to materially affect its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect SFAS No. 161 to materially affect its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP.   FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect FSP SFAS No. 142-3 to materially affect its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to provide guidance to nongovernmental entities on accounting principles and the framework for selecting principles to be used in the preparation of financial statements presented in conformity with U.S. GAAP.  The provisions of SFAS No. 162 were effective November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP SFAS No. 133-1 and Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). FSP SFAS No. 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, for each statement of financial position presented.  FSP SFAS No. 133-1 and FIN 45-4 amends Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to  require the guarantor to provide an additional disclosure about the current status of the payment/performance risk of a guarantee.  FSP SFAS No. 133-1 and FIN 45-4 also provides clarification of the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged.  The provisions of FSP SFAS No. 133-1 and FIN 45-4 that amend SFAS No. 133 and FASB Interpretation No. 45 are effective for interim and annual reporting periods ending after November 15, 2008.  The adoption of FSP SFAS No. 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Recently Issued Financial Accounting Standards (continued)

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which provides guidance on and clarification of accounting and impairment considerations involving equity method investments under SFAS No. 141R and SFAS No. 160.  EITF No. 08-6 provides guidance on how the equity method investor should initially measure the equity method investment, account for impairment charges of the equity method investment and account for a share issuance by the investee.  EITF No. 08-6 is effective for fiscal years beginning on or after December 15, 2008 and is not expected to materially affect the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS No. 140-4 and Interpretation No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS No. 140-4 and FIN 46R-8”).  FSP SFAS No. 140-4 and FIN 46R-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures regarding the extent of the transferor’s continuing involvement with transferred financial assets.  FSP SFAS No. 140-4 and FIN 46R-8 amends Interpretation No. 46R, “Consolidation of Variable Interest Entities” to require additional disclosures by public enterprises, including sponsors that have a variable interest in a variable interest entity, regarding their involvement with a variable interest entity.  FSP SFAS No. 140-4 and FIN 46R-8 also requires certain disclosures by public enterprises that are (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The provisions of FSP SFAS No. 140-4 and FIN 46R-8 are effective for the first interim or annual reporting period ending after December 15, 2008.  The adoption of FSP SFAS No. 140-4 and FIN 46R-8 did not have a material impact on the Company’s consolidated financial statements.

18.           Commitments and Contingencies

Operating Leases

The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2009 and 2023. The restaurant facility leases primarily have renewal clauses from five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the year ended December 31, 2008 , the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006 was approximately $208,085,000, $54,806,000, $113,914,000 and $111,987,000, respectively, and included contingent rent of approximately $2,934,000, $3,761,000, $3,512,000 and $7,361,000, respectively.

Future minimum rental payments under non-cancelable operating leases (including leases for restaurants scheduled to open in 2009) are as follows (in thousands):

2009	$175,367
2010	167,613
2011	156,382
2012	148,186
2013	139,902
Thereafter	831,160
Total minimum lease payments	$1,618,610

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Purchase Obligations

The Company has minimum purchase commitments with various vendors through June 2014. Outstanding commitments consist primarily of minimum purchase commitments of beef, pork, chicken, and other food and beverage products related to normal business operations and contracts for advertising, marketing, sports sponsorships, printing and technology.  In 2008, the Company purchased approximately 90% of its beef raw materials from four beef suppliers who represented 87% of the total beef marketplace in the United States.

Long-term Incentives

In 2005, the Company began to offer certain of its concept presidents long-term cash-based deferred compensation agreements. These long-term incentive agreements were modified for a majority of the Company’s concept presidents during 2007 and 2008 to replace contingent cash payments with grants of stock options that contain performance targets and time vesting requirements.

Litigation and Other Matters

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of ultimate liability with respect to those actions will not have a materially adverse impact on the Company’s financial position or results of operations and cash flows.  In addition, the Company is subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on the Company’s financial condition.

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc. are the defendants in a class action lawsuit brought by the U.S. Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, filed September 28, 2006) alleging that they have engaged in a pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment and seeks damages and injunctive relief. In addition to the EEOC, two former employees have successfully intervened as party plaintiffs in the case. On November 3, 2007, the EEOC’s nationwide claim of gender discrimination was dismissed and the scope of the suit was limited to the states of Colorado, Wyoming and Montana. However, the Company expects the EEOC to pursue claims of gender discrimination against the Company on a nationwide basis through other proceedings. Litigation is, by its nature, uncertain both as to time and expense involved and as to the final outcome of such matters. While the Company intends to vigorously defend itself in this lawsuit, protracted litigation or unfavorable resolution of this lawsuit could have a material adverse effect on the Company’s business, results of operations or financial condition and could damage the Company’s reputation with its employees and its customers.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Litigation and Other Matters (continued)

On February 21, 2008, a purported class action complaint captioned Ervin, et al. v. OS Restaurant Services, Inc. was filed in the U.S. District Court, Northern District of Illinois. This lawsuit alleges violations of state and federal wage and hour law in connection with tipped employees and overtime compensation and seeks relief in the form of unspecified back pay and attorney fees. It alleges a class action under state law and a collective action under federal law. While the Company intends to vigorously defend itself, it is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

In March 2008, one of the Company’s subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to the Company’s general manager partners, chef partners, and area operating partners who hold partnership interests in limited partnerships with Company affiliates should have been treated as wages and subjected to employment taxes. The Company believes that it has complied and continues to comply with the law pertaining to the proper federal tax treatment of partner distributions.  In May 2008, the Company filed a protest of the proposed employment tax assessment. Because the Company is at a preliminary stage of the administrative process for resolving disputes with the IRS, it cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of this process. If the IRS examiner’s position were to be sustained, the additional employment taxes and other amounts that would be assessed would be material.

On December 29, 2008, American Restaurants, Inc. (“AR”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse Int’l, L.P., seeking confirmation of a purported November 26, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), the Company’s indirect wholly-owned subsidiary, in the amount of $97,997,450, plus interest from August 7, 2006.   The dispute that led to the purported award involved Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to AR’s Petition.

Outback International believes that the purported arbitration award resulted from a process that materially violated the terms of the Agreement, and that the arbitrator who issued the purported award violated Outback International’s rights to due process.  Outback International intends to contest vigorously the validity and enforceability of the purported arbitration award in the courts of both the United States and Argentina.

On December 9, 2008, in accordance with the procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Commercial Court of Appeals challenging the arbitrator’s decision to deny Outback International’s request to file an appeal.  Outback International has requested that the court declare that enforcement of the award is suspended during the pendency of the appeal.

Based in part on legal opinions Outback International has received from Argentine counsel, the Company does not expect the arbitration award or the petition seeking its confirmation to have a material adverse effect on its results of operations, financial condition or cash flows.  However, litigation is inherently uncertain and the ultimate resolution of this matter cannot be guaranteed.

Subsequent to the end of the year, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates (see Note 21).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Guarantees

The Company guarantees debt owed to banks by some of its franchisees and joint venture partners. The maximum amount guaranteed is approximately $62,600,000 with outstanding guaranteed amounts of approximately $60,883,000 at December 31, 2008.  The Company’s debt guarantee for T-Bird is included in the maximum amount guaranteed and the outstanding guaranteed amount, as the liability was still outstanding at December 31, 2008.  In February 2009, the Company purchased the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest (see Notes 11 and 21).  The Company would have to perform under the remaining guarantees if the borrowers default under their respective loan agreements. A default would cause the Company to exercise all available rights and remedies.

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

As of December 31, 2008, the Company has made interest payments, paid line of credit renewal fees and has made capital expenditures for additional restaurant development on behalf of RY-8 totaling approximately $5,563,000 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Insurance

The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2008	2007	2006
Workers' Compensation	$1,500,000	$1,500,000	$1,000,000
General Liability (1)	1,500,000	1,500,000	1,500,000
Health (2)	300,000	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	5,000,000 / 500,000	7,500,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)
The Company is self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. The Company retained the first $115,000 and $100,000 of payable losses under the plan as an additional deductible in 2008 and 2007, respectively.  The insurer's liability is limited to $2,000,000 per individual per year.

(3)
From January 1, 2007 until May 9, 2007, the Company had a 25% quota share participation of any loss excess of $5,000,000 up to $20,000,000 each occurrence and a 50% quota share participation of any loss excess of $20,000,000 up to $50,000,000 each occurrence. As a result of the PRP Sale-Leaseback Transaction, the property program changed. From May 9 to December 31, 2007, the Company had a $5,000,000 deductible per occurrence for all locations other than those included in the PRP Sale-Leaseback Transaction.  Effective January 1, 2008, the Company has a $2,500,000 deductible per occurrence for all locations other than those included in the PRP Sale-Leaseback Transaction.  In accordance with the terms of the master lease agreement, the Company is responsible for paying PRP’s $500,000 deductible for those properties included in the PRP Sale-Leaseback Transaction.  Property limits are $60,000,000 each occurrence, and there is no quota share of any loss above either deductible level.

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

In January 2008, the Company entered into a premium financing agreement for its 2008 general liability and property insurance.  The agreement’s total premium balance was $3,729,000, payable in eleven monthly installments of $319,000 and one down payment of $319,000. The agreement included interest at the rate of 5.75% per year.  In January 2009, the Company entered into a premium financing agreement for its 2009 general liability and property insurance (see Note 21).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties

As of December 31, 2008, the Company had loaned a total of approximately $457,000 to certain managing partners.  Generally, the loans are payable upon the completion or termination of the partner’s current employment agreement, bear interest at 2.8% and are secured by employment compensation and any outstanding partner deposits.

In November 2008, the Company entered into an agreement in principle to sell its interest in its Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by the Company’s Founders (two of whom are also board members of the Company and of KHI), one of its named executive officers and a former employee.   The sale for $4,200,000 was effective December 31, 2008, and the Company recorded a $3,628,000 loss on the sale in the line item “General and administrative” expenses in its Consolidated Statement of Operations for the year ended December 31, 2008.  The Company will continue to provide certain accounting, technology and purchasing services to Selmon’s at agreed-upon rates for varying periods of time.  The Company determined that the sale of Selmon’s meets the criteria for discontinued operations treatment in accordance with SFAS No. 144.  However, since Selmon’s is immaterial to its consolidated financial statements, the Company will not utilize the reporting provisions for discontinued operations.

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

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also board members of the Company and of KHI.  In conjunction with the sale of the aircraft, the Company entered into a lease agreement with Billabong in which the Company may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, the Company must supply its own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft was deferred and will be recognized ratably over a five-year period.  As of December 31, 2008, the Company had paid $156,000 to Billabong for use of the aircraft.

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

In February 2008, the Company purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in its Outback Steakhouse catering operations from one of its area operating partners for $3,615,000. In April 2008, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from the Company to its direct owner, OSI HoldCo.  In July 2008, OSI HoldCo repaid the loan.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

On June 14, 2007, the Company was acquired by an investor group comprised of the Founders and funds advised by Bain Capital and Catterton for $41.15 per share in cash, payable to all shareholders except the Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its newly-formed sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a master lease. The master lease is a triple net lease with a 15-year term. The PRP Sale-Leaseback Transaction resulted in operating leases for the Company.

The Company identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as the Company had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, the Company was required to notify PRP of the intent to repurchase such properties at the original purchase price.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  The Company notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  On October 6, 2008, the Company paid $6,450,000 to PRP for these remaining two restaurant properties.

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company owed $961,000 of Release Amount to PRP for the year ended December 31, 2008 and made this payment in January 2009.  The Company was not required to make any fair market rental payments to PRP during 2008.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the year ended December 31, 2008.

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket expenses, of $9,906,000 for the year ended December 31, 2008 and $5,162,000 for the period from June 15 to December 31, 2007 were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

In January 2009, Bain Capital and Catterton elected to defer receipt of their portion of the first quarter of 2009 management fees of approximately $865,000.  Reimbursement of any out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement was not deferred.

On June 14, 2007, the Company entered into stockholder agreements with the stockholders of the Company’s Ultimate Parent after the Merger. These stockholder agreements contain agreements among the parties with respect to election of directors, participation rights, right of first refusal upon disposition of shares, permitted transferees, registration rights and other actions requiring the approval of stockholders.

Two of the owners of the Company’s primary domestic beef cutting operation have a greater than 50% combined ownership interest in SEA Restaurants, LLC, the Company’s franchisee of six Outback Steakhouse restaurants in Southeast Asia.  Neither of these individuals has received any distributions related to this ownership interest.

The Company entered into an agreement in July 2005 to form a limited liability company to develop and operate Blue Coral Seafood and Spirits restaurants. The limited liability company was 75% owned by the Company’s wholly owned subsidiary, OS USSF, Inc., a Florida corporation, and 25% owned by F-USFC, LLC, which was 95% owned by a minority interest holder in the Company’s Fleming’s Prime Steakhouse and Wine Bar joint venture.  Effective January 1, 2008, the Company merged Blue Coral Seafood and Spirits, LLC with and into Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars.  The surviving entity in the merger simultaneously changed its name to OSI/Fleming’s, LLC.  The Company now holds an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest.  The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by a member of the Board of Directors and named executive officer, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries.

During 2008, this director and named executive officer did not receive any distributions as a result of his ownership interest in OSI/Flemings, LLC, but he made capital contributions of $559,000.  He contributed an aggregate amount of $2,864,000 as of December 31, 2008 for his ownership interest.  This director and named executive officer also did not receive any distributions from this ownership interest in 2007 or 2006.

In October 2006, a named executive officer of the Company received approximately $35,000 from the sale of his ownership interest in three joint venture restaurants to the Company.  He had contributed an aggregate amount of approximately $60,000 for this interest.  This named executive officer has made investments in the aggregate amount of approximately $168,000 in four limited partnerships that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants. This named executive officer received distributions from his ownership interests of $15,000, $11,000, $12,000 and $24,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

Certain relatives of a member of the Board of Directors have made investments of approximately $66,000 in one unaffiliated limited partnership that owns and operates two Bonefish Grill restaurants as a franchisee of Bonefish. They received distributions from this partnership in the aggregate amount of approximately $11,000, $11,000, $6,000 and $19,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

An executive officer of the Company has made investments in the aggregate amount of approximately $1,275,000 in an international franchisee that owns and operates six Outback Steakhouse restaurants in South East Asia. He did not receive distributions from this franchisee in the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006.  Additionally, this executive officer has made an investment of $17,000 in a franchisee that operates two Bonefish Grill restaurants. He received distributions of approximately $3,000, $3,000, $1,000 and $4,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively, from this franchisee.

A sibling of a named executive officer is employed with a subsidiary of the Company as a Vice President of Operations. The sibling receives compensation and benefits consistent with other employees in the same capacity. In addition, the sibling receives distributions that are based on a percentage of a particular restaurant’s annual cash flows by participating in a Management Partnership (on the same basis as other similarly situated employees). He has invested an aggregate amount of $331,000 in 25 limited partnerships that own and operate nine Outback Steakhouse restaurants, 11 Bonefish Grill restaurants and five Carrabba’s Italian Grill restaurants. This sibling received a return of his investment and distributions in the aggregate amount of $55,000 for the year ended December 31, 2008 and received distributions in the aggregate amount of $37,000, $31,000 and $52,000 for the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

In August 2006, the Company acquired additional ownership of twenty-six Carrabba’s Italian Grill restaurants.  An executive officer of the Company received approximately $56,000 as a result of his ownership interest in one of these joint venture restaurants.  He had contributed an aggregate amount of approximately $40,000 for this interest.  This officer also has made investments in the aggregate amount of approximately $60,000 in three limited partnerships that continue to own and operate certain Carrabba’s Italian Grill restaurants. This officer received distributions from his ownership interests in the aggregate amount of approximately $7,000, $3,000 and $4,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.  This officer did not receive any distributions from his ownership interests for the year ended December 31, 2006.

A sibling of an executive officer is employed with a subsidiary of the Company as a restaurant managing partner. As a qualified managing partner, the sibling was entitled to make investments in Company restaurants, on the same basis as other qualified managing partners, and invested $381,000 in partnerships that own and operate two Outback Steakhouse restaurants. This sibling received distributions from these partnerships in the aggregate amount of $137,000, $81,000, $84,000 and $127,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

An executive officer of the Company has made investments in the aggregate amount of approximately $491,000 in eleven Outback Steakhouse restaurants, fourteen Carrabba’s Italian Grill restaurants and fourteen Bonefish Grill restaurants (five of which are franchisee restaurants).  This officer received distributions of $90,000, $66,000, $60,000 and $119,000 for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively, from these ownership interests.

The father and certain siblings of a member of the Board of Directors made investments in the aggregate amount of approximately $67,000 in three unaffiliated limited partnerships that own and operate three Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, LLC and received distributions from these partnerships in the aggregate amount of approximately $10,000, $11,000, $18,000 and $29,000 for the year ended December 31, 2008,  the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Segment Reporting

The Company operates casual dining restaurants under seven brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and the Company believes it meets the criteria for aggregating its operating segments, which are the seven brands, into a single reporting segment under paragraph 17 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”). Approximately 8% of the Company’s total revenues for the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006 were attributable to operations in foreign countries, and approximately 9% and 5% of the Company’s total long-lived assets were located in foreign countries where the Company holds assets as of December 31, 2008 and 2007, respectively.

21.           Subsequent Events

In January 2009, the Company entered into a premium financing agreement for its 2009 general liability and property insurance.  The agreement’s total premium balance is $4,031,000, payable in ten monthly installments of $331,000 and one down payment of $806,000.  The agreement includes interest at the rate of 5.25% per year (see Note 18).

Subsequent to the end of the year, the Company committed $6,135,000 of its working capital revolving credit facility primarily for the issuance of a $6,000,000 letter of credit to the insurance company that underwrites its bonds for liquor licenses, utilities, liens and construction.  As of the filing date of this report, the Company has total outstanding letters of credit of $69,435,000, which is $5,565,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility (see Note 11).

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit it guarantees for T-Bird because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company purchased the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans (see Note 11).

On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit, and they intend to defend the suit vigorously.

On February 18, 2009, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest. The tender offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 18, 2009, as amended March 5 and March 20, 2009, and the related Letter of Transmittal.  The tender offer expired on March 20, 2009, and the Company accepted for purchase $240,145,000 in principal amount of its senior notes.  The aggregate consideration the Company paid for the senior notes accepted for purchase was $79,669,000, which included accrued interest of $6,671,000.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities (see Note 11).

The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 340 restaurant properties that are sub-leased to the Company.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.           Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated (in thousands):

	SUCCESSOR
	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2008	2008	2008	2008
Revenues	$928,332	$948,535	$1,016,508	$1,069,482
(Loss) income from operations (1)	(543,720)	(40,315)	(168,050)	21,471
Loss before benefit from income taxes
and minority interest in consolidated
entities' (loss) income (1)	(548,190)	(81,841)	(192,155)	(25,569)
Net loss (1)	(506,410)	(46,637)	(176,665)	(9,697)

	SUCCESSOR			PREDECESSOR
			JUNE 15 to	APRIL 1 to
	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	JUNE 14,	MARCH 31,
	2007	2007	2007	2007	2007
Revenues	$1,033,954	$1,006,572	$199,498	$860,021	$1,066,616
(Loss) income from operations (1)	(7,046)	8,495	6,221	(23,369)	45,510
(Loss) income before (benefit) provision
from income taxes and minority interest
in consolidated entities' income (loss) (1)	(52,903)	(32,851)	(573)	(25,517)	43,007
Net (loss) income (1)	(23,511)	(16,684)	140	(10,149)	27,610
____________
(1)
Includes $3,664,000, $185,517,000, $15,277,000 and $512,043,000 in goodwill impairment and provisions for impaired assets and restaurant closings in the first, second, third and fourth quarters of 2008, respectively.  Includes $5,296,000, $3,234,000, $764,000, $2,456,000 and $18,546,000 in provisions for impaired assets and restaurant closings in the first quarter of 2007, the period from April 1 to June 14, 2007, the period from June 15 to June 30, 2007, the third quarter of 2007 and the fourth quarter of 2007, respectively.

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Unitholder of
OSI Restaurant Partners, LLC

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the period ended June 14, 2007 and the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of OSI Restaurant Partners, Inc. and its subsidiaries (the “Predecessor”), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2, Kangaroo Holdings, Inc., the ultimate parent of OSI Restaurant Partners, LLC and subsidiaries (the “Successor”), acquired controlling ownership of the Predecessor in a purchase transaction on June 14, 2007. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the Successor are not comparable to those of the Predecessor.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida
April 29, 2008

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Unitholder of
OSI Restaurant Partners, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, unitholder’s (deficit) equity and cash flows present fairly, in all material respects, the financial position of OSI Restaurant Partners, LLC (the “Successor”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from June 15, 2007 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 1 and 2, Kangaroo Holdings, Inc., the ultimate parent of the Successor, acquired controlling ownership of OSI Restaurant Partners, Inc. and its subsidiaries (the “Predecessor”) in a purchase transaction on June 14, 2007. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the Successor are not comparable to those of the Predecessor.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida
March 31, 2009

OSI Restaurant Partners, LLC

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

During our most recent quarter ended December 31, 2008, we implemented consolidation software to improve the efficiency of our accounting close process.  There have been no other changes in our internal control over financial reporting during our most recent quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

OSI Restaurant Partners, LLC
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

OSI Directors

A. William Allen III, 49, has served as Chief Executive Officer of the Company since March 2005 and has been a director since April 2005. From January 2004 to March 2005, Mr. Allen served as President of West Coast Concepts of the Company. He is a co-founder of Fleming’s Prime Steakhouse & Wine Bar and served as its President from October 1999 until January 2004.

Andrew B. Balson, 42, has served as a director of the Company since June 2007 and Mr. Balson is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1996, Mr. Balson was a consultant at Bain & Company, where he worked in the technology, telecommunications, financial services, and consumer goods industries. Previously Mr. Balson worked in the Merchant Banking Group at Morgan Stanley & Co. and in the leveraged buyout group at SBC Australia. Mr. Balson serves on the Board of Directors of Burger King Corporation, Domino’s Pizza, Inc., and Dunkin’ Brands, Inc., as well as a number of other private companies.

Ian L. Blasco, 36, served as a director of the Company from June 2007 to April 2008 and was a Principal of Bain Capital.  Prior to joining Bain Capital in 1998, Mr. Blasco was a consultant at Bain & Company, where he worked in the retail, technology, and consumer goods industries. Previously, he was a Fulbright scholar in Spain where he studied health care economics.  In April 2008, Mr. Blasco resigned as a Principal of Bain Capital and as a director of the Company.

Robert D. Basham, 61, is a founder of the Company and has served as a director of the Company since its formation in 1991. Mr. Basham was Chief Operating Officer of the Company from its formation in 1991 until March 2005, at which time he resigned as Chief Operating Officer and was appointed Vice Chairman of the Board until June 2007.

J. Michael Chu, 50, has served as a director of the Company since June 2007 and is a Managing Partner and Co-Founder of Catterton. Prior to forming Catterton in 1990, Mr. Chu held a variety of senior positions with First Pacific Company, a Hong Kong-based publicly listed investment and management company, which he joined in 1983. His positions at First Pacific included Vice President and Corporate Treasurer, First Pacific (Hong Kong); Director of Finance, Hagemeyer N.V. (Netherlands); Vice President and Treasurer, Hibernia Bank (San Francisco); Chief Operating Officer, Comtrad, Inc. (New York); and Chief Operating Officer, Doyle Graf Raj (New York), an advertising firm.

Philip H. Loughlin, 41, has served as a director of the Company since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1996, Mr. Loughlin was Executive Advisor to the President of Eagle Snacks, Inc., where he helped manage the restructuring and liquidation of the company. Previously, Mr. Loughlin was a consultant at Bain & Company, where he worked in the telecommunications, industrial manufacturing and consumer products industries and also was a Product Manager at Norton Company. Mr. Loughlin serves on the Board of Directors of Applied Systems, Inc. and Ariel Holdings, Ltd.

Mark E. Nunnelly, 50, has served as a director of the Company since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1990, Mr. Nunnelly was a Vice President of Bain & Company, with experience in the domestic, Asian and European strategy practices. Previously, Mr. Nunnelly worked at Procter & Gamble in product management.  Mr. Nunnelly serves on the Board of Directors of Domino's Pizza, Inc., Dunkin' Brands, Inc. and Warner Music Group Corp., as well as a number of private companies and not-for-profit corporations.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Directors (continued)

Chris T. Sullivan, 60, is a founder of the Company and has served as a director of the Company since its formation in 1991. Mr. Sullivan was the Chairman of the Board of the Company from its formation in 1991 until June 2007 and was the Chief Executive Officer of the Company from 1991 until March 2005.

Mark A. Verdi, 42, has served as a director of the Company since June 2007 and is a Managing Director of Bain Capital in its Portfolio Group. Prior to joining Bain Capital in 2004, Mr. Verdi worked for IBM Global Services (“IBM”). While at IBM, he played a leadership role in the acquisition and integration of PricewaterhouseCoopers’ Management Consulting Group into IBM and led the Financial Services Business Transformation Outsourcing Group globally. Mr. Verdi was also Senior Vice President of Finance and Operations and a member of the Board of Directors at Mainspring, a public strategy consulting firm. Earlier in his career, he spent eight years with Price Waterhouse.

OSI Executive Officers

A. William Allen III, 49, has served as Chief Executive Officer of the Company since March 2005. See “OSI Directors” above for more information.

Paul E. Avery, 49, has served as Chief Operating Officer of the Company since March 2005. Mr. Avery was named President of Outback Steakhouse of Florida, LLC (“OSF”), a subsidiary of the Company, in April 1997 and served in that role until March 2005.  Mr. Avery served as a director of the Company from April 1998 to April 2004. For a portion of 2007, Mr. Avery assumed the additional role of President of OSF on an interim basis.

Jody L. Bilney, 47, has served as Chief Brand Officer and Executive Vice President of the Company since January 2008, and Chief Marketing Officer of OSF from October 2006 to January 2008.  Mrs. Bilney was the Executive Vice President, Chief Marketing Officer at Openwave Systems, a global provider of software products and services for the communications industry from August 2005 until September 2006, and she was Executive Vice President, Chief Marketing Officer of Charles Schwab & Co., Inc., a securities brokerage, banking and related financial services company from July 2002 to January 2005.

Michael W. Coble, 60, has served as President of Outback Steakhouse International, LLC, a wholly owned subsidiary of the Company, since January 2002 and as a director of that entity since April 2006.  He also serves as a director of several other international subsidiaries including: Bloomin Hong Kong, Ltd., Outback Steakhouse Japan Co., Ltd., Outback Steakhouse Korea, Ltd., Outback Philippines Development Holdings Corp. and Outback Steakhouse International Investment Co.

John W. Cooper, 55, has served as President of Bonefish Grill, LLC, a wholly owned subsidiary of the Company, since August 2001.

Dirk A. Montgomery, 45, has served as Chief Financial Officer and Senior Vice President of the Company since November 2005. Mr. Montgomery served as Retail Senior Financial Officer of ConAgra Foods, Inc. from November 2004 to October 2005. From 2000 to 2004, he was employed as Chief Financial Officer by Express, a subsidiary of Limited Brands, Inc.

Joseph J. Kadow, 52, has served as Chief Officer - Legal and Corporate Affairs and Executive Vice President of the Company since April 2005, and General Counsel and Secretary since April 1994. Mr. Kadow also served as Senior Vice President from April 1994 to April 2005.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Executive Officers (continued)

Richard L. Renninger, 41, has served as Chief Development Officer and Executive Vice President of the Company since January 2008, and Senior Vice President of Real Estate and Development of OSF from May 2005 to January 2008.  Mr. Renninger served as Vice President of Real Estate of Rare Hospitality International, Inc., which operates multiple brand restaurants, from 2002 until May 2005. From 1992 to 2002, Mr. Renninger was employed by Waffle House, Inc., a private restaurant company, in various capacities of increasing responsibility including Real Estate Representative, Assistant Vice President/Director of Franchise Development, Vice President/Director of Real Estate and Vice President of Construction.

Steven T. Shlemon, 49, has served as President of Carrabba’s Italian Grill, LLC, a wholly-owned subsidiary of the Company, since April 2000.

Jeffrey S. Smith, 46, has served as President of OSF since April 2007. Mr. Smith served as a Vice President of Bonefish from May 2004 to April 2007 and as Regional Vice President – Operations of OSF from January 2002 to May 2004.

Each person identified above is a United States citizen. The business address of each person identified above is c/o OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its senior financial officers, including its principal executive officer, president, principal financial and accounting officer, chief operating officer, controller, treasurer and chief internal auditor, if any, of OSI Restaurant Partners, LLC and of each significant subsidiary. This Code of Ethics is available to any person without charge, upon request, by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, 5th Floor, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Any future amendments or waivers of provisions granted to the Company’s senior financial officers will be available upon request, if applicable.

Audit Committee

The Audit Committee of the Board is responsible for overseeing the Company’s financial reporting process on behalf of the Board and operates under a written charter adopted by the Board, which is available upon request by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, 5th Floor, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Subsequent to the Merger and prior to April 2008, the Audit Committee was comprised of Messrs. Blasco, Loughlin and Chu. In April 2008, Mr. Blasco resigned as a Principal of Bain Capital and as a director of the Company. Mr. Loughlin has served as Chairman of the Audit Committee. The Board has not determined whether any member of the Audit Committee is an Audit Committee Financial Expert within the meaning of Item 407(d)(5) of Regulation S-K of the Exchange Act.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

On November 5, 2006, OSI Restaurant Partners, Inc. entered into a definitive agreement to be acquired by KHI, which is controlled by an investor group comprised of funds advised by Bain Capital, Catterton, our Founders and certain members of our management.  On May 21, 2007, this agreement was amended to provide for increased merger consideration of $41.15 per share in cash, payable to all shareholders except our Founders, who instead converted a portion of their equity interest to equity in KHI and received $40.00 per share for their remaining shares.  Immediately following consummation of the Merger on June 14, 2007, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC, and our shares of common stock ceased to be listed on the New York Stock Exchange. Upon completion of the Merger, the current membership of the Board was constituted, and a new compensation committee (the “Compensation Committee”) was formed. The Compensation Discussion and Analysis presented hereunder relates solely to the post-Merger period commencing on June 14, 2007. However, solely for informational purposes, the disclosures relating to our executive officers included in the “Summary Compensation Table” (the “Named Executive Officers”) include a discussion of the compensation of such Named Executive Officers for the past three years, including pre-Merger compensation paid by OSI Restaurant Partners, Inc.

Our Compensation Committee is comprised of Andrew B. Balson, J. Michael Chu and Chris T. Sullivan.

Compensation Philosophy and Objectives

Generally, our compensation program has continued the overall approach of our pre-Merger compensation program, modified as appropriate to reflect that we are now a privately-owned company with public debt.  The Compensation Committee has the responsibility for all aspects of the compensation program for the executive officers, certain other corporate level executives and operating unit Presidents.  The primary objective of the Compensation Committee in determining executive compensation is to provide a competitive total compensation package that enables the Company to attract and retain qualified executives and create a strong incentive to increase the Company’s equity value.

The Company has historically provided, and intends to continue to provide, executive officers with a cash compensation package that compensates them below the median cash compensation in the marketplace based on the Compensation Committee’s knowledge of compensation practices within the industry and publicly available information. In addition, management has an opportunity to earn a significant amount of compensation based on its equity ownership in the Company. The Compensation Committee believes this ownership mentality incentivizes and motivates management to create equity holder value. In addition to the foregoing, the Compensation Committee also considers the following factors in setting total executive compensation:

• level of responsibility;
• individual experience;
• internal equity;
• the Company’s earnings and earnings growth;
• the Company’s size and complexity;
• the Company’s performance;
• the anticipated level of difficulty of replacing the executive;
• individual performance; and
• inflation and competitive considerations.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Philosophy and Objectives (continued)

In light of the Compensation Committee’s objective and its overall responsibility of establishing, implementing and monitoring the executive compensation programs, the Compensation Committee determines executive compensation for the Named Executive Officers, consistent with a philosophy of compensating executive officers based on their responsibilities, the Company’s performance and the achievement of established annual goals. Salary and target bonus plans for all Named Executive Officers are recommended by management to the Compensation Committee for its consideration and approval. The Compensation Committee reviews management’s recommendations in light of the Company’s proposed budget and annual plan and each Named Executive Officer’s performance evaluation.  The primary components of the Company’s executive compensation program are (i) base salaries, (ii) bonuses solely based on financial performance and (iii) grants of stock options. Restricted stock currently is not included as a primary form of compensation by the Compensation Committee and its inclusion will be re-evaluated from time to time. The executive compensation program is heavily weighted towards compensation through both cash bonuses that are primarily performance-based and stock options. Each of these components operates within an integrated total compensation program to ensure that executives are compensated equitably, both from an internal and external perspective.

In addition, the Compensation Committee has overall responsibility for establishing, implementing and monitoring the executive compensation program for other corporate level executives and operating unit Presidents. Salary and target bonus amounts, as well as stock option awards for other corporate level executives and operating unit Presidents, are recommended by management to the Compensation Committee for consideration and approval. The Compensation Committee reviews management’s recommendations in light of each operating unit’s proposed budget and annual plan and each officer’s performance evaluation. The Compensation Committee then determines salaries and bonuses and approves stock option awards, if any, for these operating units. Individual performance, including the performance of the executive officer’s business unit, if applicable, market conditions and other factors are considered in determining compensation.

Compensation Elements

The principal components of compensation for the Named Executive Officers consist of the following:

• base salary;
• performance-based cash incentives;
• long-term stock incentives, such as options; and
• other benefits and perquisites.

A significant percentage of total compensation is allocated to performance-based compensation as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation programs.  Rather, the Compensation Committee establishes the level and mix of incentive compensation based in part on market information, its view of internal equity and consistency and other relevant considerations, such as rewarding extraordinary performance.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Base Salary

The purpose of base salary is to reward demonstrated experience, skills and competencies relative to the position’s market value.  Base salary levels of executive officers are typically considered annually as part of the performance review process, as well as upon an executive officer’s promotion or other change in an executive officer’s job responsibilities. In furtherance of the compensation philosophy and objectives described above, the Compensation Committee, based on management’s recommendations, established the base salaries of the Named Executive Officers listed in the table below following the Merger. The Compensation Committee determined not to increase base salaries for 2008 for the Named Executive Officers, except for Mrs. Bilney who received the salary increase reflected below effective January 1, 2008.

NAME	INCREASE	NEW BASE SALARY
A. William Allen III	$-	$1,060,875
Dirk A. Montgomery	-	472,000
Paul E. Avery	-	695,000
Joseph J. Kadow	-	497,640
Jody L. Bilney	37,000	400,000

Performance-Based Cash Incentives

Cash incentives are paid under bonus plans which incorporate our annual financial objectives. Bonus plans are intended to provide incentives and rewards to the Named Executive Officers for achievement of annual financial goals. The design of the bonus plans reflects the Compensation Committee’s belief that a significant portion of annual compensation for each Named Executive Officer should be based on the financial performance of the Company.

Prior to the Merger, our officer bonus plan (the “Officer Bonus Plan”) was intended to provide an incentive to the Named Executive Officers for achieving an increase in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over the prior year. The aggregate bonus under this plan was capped at 100% of potential bonus for a 10% increase in EBITDA over the prior year.

In 2008, the Officer Bonus Plan was modified to be based on achievement of specified, planned levels of Adjusted EBITDA instead of being based on an increase in EBITDA over the prior year.  “Adjusted EBITDA” is calculated by adjusting EBITDA to exclude certain stock-based compensation expenses, non–cash expenses, charges associated with becoming a private company and significant non–recurring items.  The potential cash bonus for each Named Executive Officer for 2008 was as follows: Mr. Allen, 150% of base salary; Mr. Montgomery, 150% of base salary; Mr. Avery, 300% of base salary; Mr. Kadow, 100% of base salary; and Mrs. Bilney 100% of base salary.  No bonus was paid to the Named Executive Officers under the Officer Bonus Plan for 2008 because 2008 Adjusted EBITDA was below the minimum necessary for payment of a bonus.  Amounts paid to these officers under the Officer Bonus Plan for performance in 2006 and 2007 are reflected in the “Summary Compensation Table.”

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Performance-Based Cash Incentives (continued)

In 2008, an additional one-year bonus opportunity (the “Blueprint Initiatives”) was created for key employees (director-level and above), including the Named Executive Officers, to provide cash incentives based on achievement of annualized cost savings measured in the fourth quarter of 2008. The Blueprint Initiatives required a minimum of $50 million of total annualized cost savings for payment of a bonus with the maximum bonus being achieved at $80 million of total annualized cost savings. The maximum bonus under the Blueprint Initiatives would have been approximately 44% of the annual potential bonus for the Named Executive Officers. In addition, Mr. Avery had a separate bonus opportunity (incremental to the Blueprint Initiatives described above) that ranged from $300,000 for $50 million of identifiable annualized cost savings up to a maximum bonus of $400,000 for $80 million of identifiable annualized cost savings.  Amounts paid to the Named Executive Officers under the Blueprint Initiatives for performance in 2008 are reflected in the “Summary Compensation Table” and the threshold, target and maximum payments for 2008 are reflected in the “Grants of Plan-Based Awards for Fiscal 2008” section.

In 2009, bonus compensation for the Named Executive Officers will be comprised of a retention bonus, a financial bonus and an OSI Plan bonus (described below).  The retention bonus will be equal to 30% of each Named Executive Officer’s total annual potential bonus (excluding the OSI Plan bonus) as determined by the Compensation Committee.  This bonus will be paid during the first quarter of 2010 regardless of the Company’s financial performance, and the Named Executive Officer must be employed through December 31, 2009 in order to receive the bonus.

The financial bonus will be equal to 70% of each Named Executive Officer’s total annual potential bonus (excluding the OSI Plan bonus) and will be based on the Company’s 2009 financial performance relative to Adjusted EBITDA targets.

The OSI Plan bonus is in addition to the retention bonus and financial bonus described above.  All employees, including the Named Executive Officers, will share in a pool of funds equal to 50% of any Adjusted EBITDA in excess of a specified target with a maximum cap. The payout for each eligible employee including the Named Executive Officers will be calculated based on the total pool of funds relative to their annual potential bonus. The maximum payout for each Named Executive Officer is capped at 200% of their annual potential bonus.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Long-Term Stock Incentives

Prior to the Merger, grants of stock options and restricted stock generally were limited to the Company’s executive officers and other key employees and managers of the Company or its subsidiaries who were in a position to contribute substantially to the growth and success of the Company and its subsidiaries. OSI Restaurant Partners, Inc. used stock options and restricted stock as a form of executive compensation to reward exceptional performance with a long-term benefit, facilitate stock ownership and deter recruitment of our key personnel by competitors and others. In evaluating annual compensation of our executive officers, the Company took into consideration stock options and restricted stock as a percentage of total compensation, consistent with our philosophy that stock incentives more closely align the interests of our employees with the long-term interests of our stockholders. In granting stock options and restricted stock to executive officers, we considered the number and size of stock options and restricted stock already held by an executive officer when determining the size of stock awards to be made to the officer in a given fiscal year.

Stock Options

Prior to the Merger, our Amended and Restated Stock Plan (the “Amended Stock Plan”) was designed to accomplish the goals described above by providing for the issuance of nonqualified stock options and “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code, to certain of our executive officers and other employees. The Amended Stock Plan was originally adopted by OSI Restaurant Partners, Inc.’s Board of Directors and stockholders in 1992 and was amended from time to time. Generally, stock options awards had a time-based vesting schedule with a certain percentage of shares vesting over a period of time.  Options were awarded at a price established by the pre-Merger compensation committee which generally was the fair market value of our common stock on the New York Stock Exchange on the date of the grant.

On June 14, 2007, in conjunction with the Merger, our Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  In addition, certain specific grants under the Equity Plan to key employees were approved by the Board of Directors of KHI and the Board of Managers of the Company who then subsequently granted the Compensation Committee the authority to make grants to other eligible participants in the future. The Equity Plan has been established to advance the interests of OSI and its affiliates by providing for the grant to eligible participants (key employees and directors of OSI or its affiliates) of equity-based awards. Awards under the Equity Plan are intended to align the long-term incentives of our executives with those of KHI’s stockholders.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Long-Term Stock Incentives (continued)

Stock Options (continued)

One Named Executive Officer, Jody L. Bilney, received a grant of 40,000 stock options during fiscal 2008 under the Equity Plan. The stock options granted in 2008 have an exercise price of $10.00 per share, as determined by the Compensation Committee to be fair market value at the Merger date.  Shares vest 20% annually over five years.  The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s employment terminates as a result of death or disability, other than for Cause or for Good Reason (see “Potential Payments upon Termination or Change in Control” section for termination definitions), KHI may repurchase the stock under this call provision for fair market value.  In accordance with SFAS No. 123R, the Company does not record stock option expense for post-Merger options nor does it have any unrecognized, pre-tax compensation expense related to non-vested stock options at December 31, 2008.  See the “Grants of Plan-Based Awards for Fiscal 2008 – Stock Options and Non-Equity Incentives” table for additional information regarding 2008 stock option grants.

Restricted Stock

Prior to the Merger, restricted stock awards had a time-based vesting schedule. In certain cases, the vesting of a specified additional number of the restricted shares was accelerated if the Company achieved a certain market capitalization on the vesting date.

On June 14, 2007, in conjunction with the Merger, shares of restricted stock held by certain of the Named Executive Officers prior to the Merger were exchanged for restricted stock in KHI.  The KHI restricted stock awards vest 20% each year over five years on the anniversary date of the Merger.  Additionally, Mrs. Bilney elected to convert some of her shares of restricted stock into the right to receive cash on a deferred basis equal to the number of her shares times $41.15, less any required tax withholdings.  This distribution payment will be made using a five-year vesting schedule.  She will not receive the undistributed restricted stock payment if she resigns or is terminated for Cause prior to completing her current employment term.

We did not grant any shares of restricted stock in 2008, nor do we anticipate granting any shares of restricted stock in the foreseeable future.

Other Benefits and Perquisites

Under their employment agreements, the Named Executive Officers are each entitled to receive certain perquisites and personal benefits.  We believe these benefits are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior employees for key positions. Such benefits include, but are not limited to, complimentary food, automobile allowances, life insurance, medical insurance, three to four weeks of vacation, personal use of corporate aircraft, and, in some cases, reimbursement for income taxes on taxable benefits.   The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Other Benefits and Perquisites (continued)

In 2005, we entered into an endorsement split dollar agreement with a $5 million death benefit for Mr. Avery, and in 2006, we acquired endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Allen, Montgomery and Kadow. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer. Upon our surrender of the policy we retain all of the cash value; however, upon payment of a death claim, we intend to retain an amount equal to the cumulative premiums we previously paid or the cash value, whichever is greater, and pay the balance of the stated death benefit to the beneficiary designated by the Named Executive Officer. The Company is obligated to maintain the death benefit in effect regardless of continued employment once the Named Executive Officer has provided seven years of service with credit for service prior to issuance of the policies. Messrs. Allen, Avery and Kadow have provided in excess of seven years of service.

Effective October 1, 2007, the Company implemented a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust. The deferred compensation plan allows highly compensated employees to contribute from 5% to 90% of their base salary and up to 100% of bonus on a pre-tax basis to an investment account consisting of 19 different investment fund options.  From time to time, the Company may make a discretionary Company contribution to the plan on behalf of an eligible employee; however, no such discretionary contribution has been made to date. In the event of the employee’s termination of employment other than by reason of disability or death, the employee is entitled to receive the full balance of his account.  The benefits will be paid in a single lump sum unless the employee has completed either five years of participation or ten years of service as of the date of termination of employment, in which case, the account will be paid as elected by the employee in equal annual installments over a specified period of two to 15 years. If the employee’s employment terminates due to death or disability prior to commencement of benefits, the Company will pay to the employee’s beneficiary a death benefit equal to the full balance of their account.

Attributed costs of perquisites and other personal benefits provided to the Named Executive Officers are reflected in the “Summary Compensation Table.”

Change in Control and Termination Benefits

See the section “Potential Payments upon Termination or Change in Control” for a discussion of these benefits. No change in control payments were made to the Named Executive Officers in 2008.

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The equity securities of the Company are not publicly held; accordingly, Section 162(m) of the Internal Revenue Code does not apply to the Company.

Accounting for Stock-Based Compensation

We account for stock-based payments in accordance with the requirements of SFAS No. 123R.  In accordance with SFAS No. 123R, we do not record stock option expense for post-Merger options nor do we have any unrecognized, pre-tax compensation expense related to non-vested stock options at December 31, 2008.  See the “Compensation Elements – Stock Options” section for further information.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Andrew Balson, J. Michael Chu and Chris T. Sullivan. Mr. Balson is a director of the Company and an officer and a Managing Director of Bain Capital Partners. Bain Capital Investors, LLC, an affiliate of Bain Capital Partners, and its affiliates are shareholders of KHI. Mr. Chu is a director of the Company and an officer and a Managing Partner and Co-Founder of Catterton Partners. Catterton Partners and its affiliates are shareholders of KHI. Mr. Sullivan is a Founder, KHI shareholder and director of the Company.

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket expenses, of $9,906,000 for the year ended December 31, 2008 and $5,162,000 for the period from June 15 to December 31, 2007 were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

The father and certain siblings of Chris T. Sullivan, a member of the Board of Directors, made investments in the aggregate amount of approximately $67,000 in three unaffiliated limited partnerships that own and operate three Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, LLC and received distributions from these partnerships in the aggregate amount of approximately $10,000, $11,000, $18,000 and $29,000 in the year ended December 31, 2008, the period from January 1 to June 14, 2007, the period from June 15 to December 31, 2007 and the year ended December 31, 2006, respectively.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Managers that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2008.

Compensation Committee

Andrew B. Balson, Chairman
J. Michael Chu
Chris T. Sullivan

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation for fiscal 2008, 2007 and 2006 paid to or earned by our principal executive officer and principal financial officer, and our three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

						NON-EQUITY
						INCENTIVE	ALL
				RESTRICTED		PLAN	OTHER
NAME AND				STOCK	OPTION	COMPEN-	COMPEN-
PRINCIPAL POSITION	YEAR	SALARY	BONUS (1)	AWARDS (2)	AWARDS (2)	SATION (3)	SATION (4)		TOTAL
A. William Allen III
Chief Executive Officer	2008	$1,060,875	$-	$2,259,827	$-	$700,177	$100,349		$4,121,228
(Principal Executive	2007	943,875	1,473,000	9,816,574	1,516,701	178,411	4,277,671	(5)	18,206,232
Officer)	2006	787,500	-	3,365,647	649,761	59,063	64,361		4,926,332

Dirk A. Montgomery
Chief Financial Officer	2008	472,000	-	552,760	-	311,520	2,950		1,339,230
(Principal Financial and	2007	446,000	611,000	1,908,993	-	208,500	2,750		3,177,243
Accounting Officer)	2006	400,000	-	641,928	-	90,000	20,337		1,152,265

Paul E. Avery	2008	695,000	-	2,475,764	-	1,317,400	121,902		4,610,066
Chief Operating Officer	2007	695,000	1,360,000	1,352,877	600,408	625,500	11,526,197	(5)	16,159,982
	2006	661,500	-	-	726,777	297,675	33,655		1,719,607

Joseph J. Kadow
Executive Vice President,	2008	497,640	-	453,174	-	218,968	9,000		1,178,782
Chief Officer-Legal and	2007	478,140	554,500	1,348,950	551,303	147,342	2,392,750		5,472,985
Corporate Affairs	2006	436,800	-	587,671	268,563	65,520	7,575		1,366,129

Jody L. Bilney	2008	399,858	213,968	175,675	-	176,000	211,383		1,176,884
Executive Vice President	2007	356,500	13,000	381,903	-	140,838	4,200		896,441
and Chief Brand Officer	2006	87,500	-	79,214	-	6,500	1,050		174,264
__________________
(1)
Bonus amounts were paid in conjunction with the Merger, except for Mrs. Bilney whose 2008 bonus amount reflects cash paid for the vesting of a portion of her restricted stock that had been granted at the time of her employment and then converted on June 14, 2007 into the right to receive cash on a deferred basis.  See “Compensation Elements – Restricted Stock” for a discussion of restricted stock incentives.

(2)
Restricted stock and option awards include the amount of non-cash compensation expense recognized in the Company’s financial statements in accordance with SFAS No. 123R.  These amounts also include goodwill that was recognized in 2007 for shares of restricted stock granted in conjunction with the Merger related to pre-merger service for Messrs. Allen ($7,060,239), Montgomery ($1,316,751), Kadow ($795,072) and Mrs. Bilney ($142,276). The restricted stock awards are valued at the fair value of the common stock on the date of the grant and expensed on a straight-line basis over the estimated life of the award. Non-cash compensation costs for 2007 include SFAS 123(R) amounts accelerated at the time of the Merger relating to stock options held by Messrs. Allen ($1,222,974), Avery ($344,420) and Kadow ($429,897).  The stock option awards are valued at fair value using the Black-Scholes option pricing model and, prior to the Merger, expensed on a straight-line basis over the estimated life of the award. There was no post-Merger SFAS 123(R) expense related to stock option awards.

(3)
Non-equity incentive plan compensation represents amounts earned under the Officer Bonus Plan in 2006 and 2007 and the Blueprint Initiatives in 2008.  No amounts were paid under the Officer Bonus Plan in 2008.  See “Compensation Discussion and Analysis – Compensation Elements” for a discussion of these plans.

(4)	The following table reflects the components of “All Other Compensation.”
(5)	Amount decreased by $58,511 and $4,680 for Mr. Allen and Mr. Avery, respectively, as a result of business travel that was previously reported as personal airplane use for executive in 2007.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Summary Compensation Table (continued)

					REIMBURSE
		LIFE			OTHER
NAME	YEAR	INSURANCE	AUTO	AIRPLANE (a)	EXPENSES (b)	TOTAL
A. William Allen III	2008	$3,500	$4,800	$92,049	$-	$100,349
Dirk A. Montgomery	2008	2,950	-	-	-	2,950
Paul E. Avery	2008	3,700	4,800	113,402	-	121,902
Joseph J. Kadow	2008	4,200	4,800	-	-	9,000
Jody L. Bilney	2008	-	4,200	-	207,183	211,383
__________________
(a)
The amounts in this column reflect the aggregate incremental cost to the Company of personal use of the company aircraft based on an hourly charge, determined to include the cost of fuel and other variable costs associated with the particular flights.  Since the Company’s aircraft are primarily for business travel, we do not include the fixed costs that do not change based on usage, including the cost to purchase the aircraft and the cost of maintenance not related to trips.

(b)	The amounts paid to Mrs. Bilney were for relocation-related costs.

Grants of Plan-Based Awards for Fiscal 2008

Restricted Stock

We did not grant any shares of restricted stock under the Equity Plan in 2008.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Grants of Plan-Based Awards for Fiscal 2008 (continued)

Stock Options and Non-Equity Incentives

The following table summarizes the non-equity incentive plan awards for fiscal 2008 under the Officer Bonus Plan and the Blueprint Initiatives and the stock option awards under the Equity Plan granted to our Named Executive Officers.

								EXERCISE
		ESTIMATED FUTURE PAYOUTS			ESTIMATED FUTURE PAYOUTS			PRICE	FAIR
		UNDER NON-EQUITY INCENTIVE			UNDER EQUITY INCENTIVE			OF	VALUE
		PLAN AWARDS (1)			PLAN AWARDS			OPTION	ON
	GRANT	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	AWARDS	GRANT
NAME	DATE	($)	($)	($)	(#)	(#)	(#)	($/Sh)	DATE
A. William Allen III	-	-	-	-	-	-	-	-	-
Officer Bonus Plan	-	318,263	1,591,313	3,182,625	-	-	-	-	-
Blueprint Initiatives	-	148,157	283,967	700,177	-	-	-	-	-
Dirk A. Montgomery	-	-	-	-	-	-	-	-	-
Officer Bonus Plan	-	141,600	708,000	1,416,000	-	-	-	-	-
Blueprint Initiatives	-	65,917	126,341	311,520	-	-	-	-	-
Paul E. Avery	-	-	-	-	-	-	-	-	-
Officer Bonus Plan	-	417,000	2,085,000	4,170,000	-	-	-	-	-
Blueprint Initiatives	-	494,121	647,065	1,317,400	-	-	-	-	-
Joseph J. Kadow	-	-	-	-	-	-	-	-	-
Officer Bonus Plan	-	99,528	497,640	995,280	-	-	-	-	-
Blueprint Initiatives	-	46,332	88,803	218,968	-	-	-	-	-
Jody L. Bilney	1/2/2008	-	-	-	-	40,000	40,000	$10.00	$230,000 (2)
Officer Bonus Plan	-	80,000	400,000	800,000	-	-	-	-	-
Blueprint Initiatives	-	37,241	71,379	176,000	-	-	-	-	-
__________________
(1)
Amounts represent performance-based cash incentive awards based on actual results against 2008 Adjusted EBITDA targets for the Officer Bonus Plan and annualized fourth quarter of 2008 cost saving benefits for the Blueprint Initiatives. Threshold amounts for the Blueprint Initiatives assume achievement of $50 million in annualized cost saving benefits.  Target amounts for the Blueprint Initiatives assume achievement of $65 million in annualized cost savings benefits.  Maximum amounts for the Blueprint Initiatives assume achievement of $80 million in annualized cost saving benefits.  No payments were made under the Officer Bonus Plan for 2008 because 2008 Adjusted EBITDA was below the threshold level.  See “Performance-Based Cash Incentives” for discussion of the plans.

(2)	Fair value of stock options of $5.75 as calculated under SFAS No. 123R; vesting at 20% on each anniversary date for five years.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding stock options and unvested restricted stock awards for each Named Executive Officer as of December 31, 2008. The holder of restricted stock has the right to vote and receive dividends with respect to the shares, but may not transfer or otherwise dispose of the shares. The unvested portion of each restricted stock award is subject to forfeiture if the holder’s employment terminates prior to vesting.

					SHARES OF RESTRICTED
	NUMBER OF		OPTION		STOCK AWARDS THAT
	SECURITIES UNDERLYING		EXERCISE	OPTION	HAVE NOT VESTED
	UNEXERCISED OPTIONS (#)		PRICE	EXPIRATION	NUMBER OF	MARKET
NAME	EXERCISABLE	UNEXERCISABLE (1)	PER SHARE	DATE	SHARES (#) (1)	VALUE (2)
A. William Allen III	99,496	397,986	$10.00	06/14/17	1,481,400	$4,459,014
Dirk A. Montgomery	30,614	122,457	10.00	06/14/17	329,200	990,892
Paul E. Avery	91,842	367,372	10.00	06/14/17	987,600	2,972,676
Joseph J. Kadow	63,962	255,848	10.00	06/14/17	246,900	743,169
Jody L. Bilney	-	40,000	10.00	01/02/18	82,300	247,723
__________________
(1)
Grants vest 20% annually over five years on the anniversary date of the grant and are fully vested upon a change in control or certain termination conditions.  See “Potential Payments upon Termination or Change in Control” for additional information regarding vesting.

(2)	Market value is calculated by multiplying the estimated value of $3.01 on December 31, 2008 by the number of shares.

Option Exercises and Restricted Stock Vested for Fiscal 2008

The following table summarizes the stock option exercises and the vesting of restricted stock during fiscal 2008:

	OPTION AWARDS		RESTRICTED STOCK AWARDS
	NUMBER OF		NUMBER OF
	SHARES	VALUE	SHARES	VALUE
	ACQUIRED	REALIZED	ACQUIRED	REALIZED
	ON EXERCISE	ON EXERCISE	ON VESTING	ON VESTING
NAME	(#)	($)	(#)	($) (1)
A. William Allen III	-	$-	370,350	$2,129,513
Dirk A. Montgomery	-	-	82,300	473,225
Paul E. Avery	-	-	246,900	1,419,675
Joseph J. Kadow	-	-	61,725	354,919
Jody Bilney	-	-	20,575	118,306
__________________
(1)	Value realized on vesting is calculated by multiplying the estimated value of $5.75 on June 14, 2008 by the number of shares vesting.

On June 14, 2008, 781,850 shares of KHI restricted stock issued to our Named Executive Officers vested. In accordance with the terms of the Employee Rollover Agreement and the Restricted Stock Agreement, KHI loaned approximately $1,670,000 to these individuals in July 2008 for their personal income tax obligations that resulted from the vesting.  The loans are full recourse and are collateralized by the shares of KHI restricted stock that vested.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Pension Benefits

The Company does not sponsor any defined benefit pension plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Deferred Compensation Plans

Effective October 1, 2007, the Company implemented a Deferred Compensation Plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(K) Plan and Trust, as described in the “Compensation Elements – Other Benefits and Perquisites” section. There are no special change in control provisions related to this plan.

The following table summarizes current year contributions to the Company’s Deferred Compensation Plan by each of the Named Executive Officers who participated along with losses for the year and the balance as of December 31, 2008. The Company did not make any contributions to the Deferred Compensation Plan during 2008.  The Named Executive Officers are fully vested in all contributions to the plan.  The amounts listed as executive contributions are included as “Salary” in the “Summary Compensation Table.” Losses of the Deferred Compensation Plan are not included in the “Summary Compensation Table.”

	EXECUTIVE	AGGREGATE	AGGREGATE
	CONTRIBUTIONS	LOSSES	BALANCE AT
NAME	IN 2008	IN 2008	DECEMBER 31, 2008
Joseph J. Kadow	$149,292	$(552)	$268,653	(1)
Dirk A. Montgomery	100,301	(55,505)	85,849
__________________
(1)	Mr. Kadow elected to withdraw his Deferred Compensation Plan aggregate balance at December 31, 2008. This payment did not occur until January 2009.

Potential Payments upon Termination or Change in Control

Rights and Potential Payments upon Termination or Change in Control

Effective as of June 14, 2007, the Merger closing date, each of Messrs. Allen, Montgomery, Avery and Kadow executed amended and restated employment agreements with the Company. Their employment agreements are for a period of five years commencing on June 14, 2007 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreements as explained below. The terms of their employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Employment may be terminated as follows:

(a)	Upon the death of the executive; or

(b)
At the election of the Company in the event of the executive’s Disability during the term of employment. For purposes of their agreements, the term “Disability” means the inability of the executive, arising out of any medically determinable physical or mental impairment, to perform the services required of the executive for a period of (i) 180 consecutive days or (ii) 240 total days during any period of 365 consecutive calendar days; or

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control (continued)

(c)
For Cause. For purposes of their agreements, “Cause” means any of the following: the executive’s (i) gross neglect of duty or prolonged absence from duty (other than any such failure resulting from incapacity due to physical or mental illness) without the consent of the Company, as determined in good faith by the Board of Directors of the Company and following notice to the executive and a reasonable opportunity to cure, (ii) conviction or a plea of guilty or nolo contendere with respect to commission of a felony under federal law or in the last of the stage in which such action occurred, (iii) the willful engaging in illegal misconduct or gross misconduct that is materially and demonstrably injurious to the Company or (iv) any material violation of any material covenant or restriction contained in their agreements; or

(d)	At the election of the Company, at any time and including in the event of a determination by the Company to cease business operations; or

(e)
At the election of the executive from time to time no later than 30 days following the occurrence of Good Reason.  For purposes of their agreements, the term “Good Reason” means any of the following: (i) the assignment to the executive of any duties inconsistent in any respect with the executive’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect immediately prior to the effective date, or any diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and that is remedied by the Company promptly after receipt of notice given by the executive, (ii) a reduction by the Company in the executive’s base salary or benefits as in effect immediately prior to the effective date, (iii) the Company requiring the executive to be based at or generally work from any location more than 50 miles from the location at which the executive was based or generally worked immediately prior to the effective date or (iv) without limiting the generality of clause (ii) above, failure by the Company to comply with the fringe benefits contained in their agreements; or

(f)	At the election of the executive at any time upon 15 days notice.

For all purposes of their agreements, termination for Cause shall be deemed to have occurred on the date of the executives’ resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Their employment agreements provide that they will receive severance benefits under two circumstances: (1) in the event of a termination of employment by the Company without Cause or (2) a termination by the executive for Good Reason. The executive will be entitled to receive as full and complete severance compensation, an amount equal to the sum of (i) the base salary then in effect and the average of the three most recent annual bonuses paid to the executive, such severance payable in 12 equal monthly installments from the effective date of such termination, (ii) any accrued but unpaid bonus in respect of the fiscal year preceding the year in which such termination of employment occurred, (iii) continuation for one year of medical, dental and vision benefits generally available to executive officers and (iv) full vesting of life insurance benefits and benefit continuation for one year following such termination. A change in control does not trigger any severance payments to the executives.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control (continued)

Additionally, Mrs. Bilney is subject to an employment agreement effective October 1, 2006. Her employment agreement is for a period of five years commencing on October 1, 2006 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below. The terms of her employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Employment may be terminated as follows:

(a)	Upon the death of the executive; or

(b)
At the election of the Company in the event of the executive’s Disability during the term of employment. For purposes of her agreement, the term “Disability” means the inability of the executive, arising out of any medically determinable physical or mental impairment, to perform the services required of the executive for a period of 90 consecutive days; or

(c)	The existence of Cause. For purposes of her agreement, “Cause” is defined as:

(1)
Failure of the executive to perform the duties assigned to the executive in a manner satisfactory to the Company, in its sole discretion; provided, however, that the term of her employment shall not be terminated pursuant to this subparagraph (1) unless the Company first gives the executive a written notice (“Notice of Deficiency”). The Notice of Deficiency shall specify the deficiencies in the executive’s performance of the executive’s duties. The executive shall have a period of 30 days, commencing on the receipt of the Notice of Deficiency, in which to cure the deficiencies to the satisfaction of the Company, in its sole discretion, within such 30 day period (or if making such 30 day period the Company determines that the executive is not making reasonable, good faith efforts to cure the deficiencies to the satisfaction of the Company), the Company shall have the right to immediately terminate the term of employment. The provisions to this subparagraph (1) may be invoked by the Company any number of times and cure of deficiencies contained in any Notice of Deficiency shall not be constructed as a waiver of this subparagraph (1) nor prevent the Company from issuing any subsequent Notices of Deficiency; or

(2)
Any dishonesty in the executive’s dealing with the Company or its affiliates, the commission of fraud by the executive, negligence in the performance of the duties of the executive, insubordination, willful misconduct, or the conviction (or plea of guilty or nolo contendere) of the executive of any felony or any other crime involving dishonesty or moral turpitude; or

(3)	Any violation of any covenant or restriction contained within specified sections of the executive’s employment agreement; or

(4)
Any violation of any material published policy of the Company or its affiliates (material published policies include, but are not limited to, the Company’s discrimination and harassment policy, responsible alcohol policy and insider trading policy).

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control (continued)

(d)	At the election of the Company, upon the sale of majority ownership interest in the Company or substantially all the assets of the Company; or

(e)	At the election of the Company, at any time and including in the event of a determination by the Company to cease business operations.

For all purposes of her agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mrs. Bilney’s employment agreement provides that she will receive severance benefits in the event of a termination of employment by the Company without Cause. The executive will be entitled to receive as full and complete severance compensation, an amount equal to the sum of the base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to her.

Tax Gross-Up

If a “change of control” under Treasury Regulations 1.280G-1 occurs, the Company and the executives have agreed to use commercially reasonable best efforts to take such actions as may be necessary to avoid the imposition of any excise tax imposed by Section 4999 of the Code on the executive, including seeking to obtain stockholder approval in accordance with the terms of Section 280G(b)(5) of the Code.

Stock Option Plans and Restricted Stock Grants

Pursuant to agreements with each of the Named Executive Officers, stock options will vest according to the termination or change in control definitions explained below:

(a)
Unvested stock options will become fully vested and exercisable on or after the occurrence of a change in control if (i) the executive is terminated by the Company without Cause or (ii) the executive terminates for Good Reason; or

(b)	Unvested stock options will be forfeited upon cessation of employment as a result of death or disability; or

(c)	Unvested stock options will immediately be forfeited if the executive is terminated by the Company for Cause.

To the extent the stock option is vested and exercisable prior to the cessation of employment, the stock option will remain exercisable (i) for one year in the case of a termination of employment resulting from death or disability or (ii) for 90 days following the termination of employment for any other reason.

Pursuant to agreements with the Named Executive Officers, their restricted stock will vest according to the termination or change in control definitions explained below:

(a)
Unvested restricted stock will vest immediately upon (i) a change in control, (ii) termination of the executive by the Company without Cause, (iii) termination by the executive for Good Reason or (iv) death or disability; or

(b)	Unvested restricted stock will immediately be forfeited if the executive is terminated by the Company for Cause.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Potential Payments upon Termination or Change in Control (continued)

Life Insurance

We maintain endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Allen, Avery, Montgomery and Kadow. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer. Upon our surrender of the policy we retain all of the cash value; however, upon payment of a death claim, we intend to retain an amount equal to the cumulative premiums we previously paid or the cash value, whichever is greater, and pay the balance of the stated death benefit to the beneficiary designated by the Named Executive Officer. The Company is obligated to maintain the death benefit in effect regardless of continued employment once the Named Executive Officer has provided seven years of service with credit for service prior to issuance of the policies. Messrs. Allen, Avery and Kadow have provided in excess of seven years of service.

In the event of termination by the Company without Cause or a termination by the executive for Good Reason, the Company will pay the remaining premiums under the policy terms and the Named Executive Officer will become fully vested.

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Potential Payments upon Termination or Change in Control (continued)

Executive Benefits and Payments upon Separation

The table below reflects the amount of compensation payable under the employment agreements described above to the individuals serving as Named Executive Officers as of the end of fiscal 2008 in the event employment is terminated by the Company without Cause, by executive for Good Reason, for Cause, or upon disability or death.  The amounts shown assume that such termination was effective as of December 31, 2008. The Company is not required to make any payments based solely on a change in control; however, all restricted stock would vest.  The actual amounts to be paid out can only be determined at the time of such executive's separation from the Company, if applicable:

	EXECUTIVE PAYMENTS AND	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON	TERMINATION FOR CAUSE	DISABILITY	DEATH
NAME	BENEFITS UPON SEPARATION (1)	($)	($)	($)	($)
A. William Allen III	Salary (2)	$1,060,875	$-	$-	$-
	Bonus (3)	312,550	-	-	-
	Health and Welfare Benefits	6,967	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	4,945,130
	Restricted Stock (5)	4,459,014	-	4,459,014	4,459,014
	Total	$5,839,407	$-	$4,459,014	$9,404,144

Dirk A. Montgomery	Salary (2)	$472,000	$-	$-	$-
	Bonus (3)	203,340	-	-	-
	Health and Welfare Benefits	9,971	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	4,962,386
	Restricted Stock (5)	990,892	-	990,892	990,892
	Total	$1,676,203	$-	$990,892	$5,953,278

Paul E. Avery	Salary (2)	$695,000	$-	$-	$-
	Bonus (3)	746,858	-	-	-
	Health and Welfare Benefits	9,971	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	5,218,566
	Restricted Stock (5)	2,972,676	-	2,972,676	2,972,676
	Total	$4,424,506	$-	$2,972,676	$8,191,242

Joseph J. Kadow	Salary (2)	$497,640	$-	$-	$-
	Bonus (3)	143,943	-	-	-
	Health and Welfare Benefits	9,971	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	4,945,411
	Restricted Stock (5)	743,169	-	743,169	743,169
	Total	$1,394,724	$-	$743,169	$5,688,580

Jody L. Bilney	Salary (2)	$400,000	$-	$-	$-
	Health and Welfare Benefits	-	-	-	-
	Restricted Stock (5)	247,723	-	247,723	247,723
	Total	$647,723	$-	$247,723	$247,723

(CONTINUED…)

OSI Restaurant Partners, LLC

Item 11.  Executive Compensation (continued)

EXECUTIVE COMPENSATION (continued)

Potential Payments upon Termination or Change in Control (continued)

Executive Benefits and Payments upon Separation (continued)
__________________
(1)
At December 31, 2008 there is no intrinsic value for the outstanding stock option awards due to the executives under these termination circumstances, as all of the outstanding stock option awards have an exercise price of $10.00, which is above the $3.01 fair market value of the Company’s stock at December 31, 2008.

(2)	Base salary in effect on December 31, 2008.
(3)	Average of three most recent annual bonuses under all plans.
(4)	See “Other Benefits and Perquisites” for discussion of the split dollar life insurance policies.
(5)
The fair market value of the unvested restricted stock due to the executives under these termination circumstances is determined based on the number of shares of restricted stock times $3.01, which is the fair market value of the Company’s stock at December 31, 2008.

DIRECTOR COMPENSATION

The following table summarizes the amounts earned and paid to members of the Board of Directors of Kangaroo Holdings, Inc. and the Board of Managers of OSI Restaurant Partners, LLC:

CHANGE IN
PENSION VALUE
AND
	FEES EARNED			NON-EQUITY	NONQUALIFIED	ALL
	OR PAID	STOCK	OPTION	INCENTIVE PLAN	DEFERRED	OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	COMPENSATION	COMPENSATION	TOTAL
NAME	($)	($)	($)	($)	EARNINGS	($)	($)
A. William Allen III	*	*	*	*	*	*	*
Andrew Balson (a)	$-	$-	$-	$-	$-	$-	$-
Robert D. Basham (b)	-	-	-	-	-	325,400	325,400
Ian Blasco (a) (c)	-	-	-	-	-	-	-
J. Michael Chu (a)	-	-	-	-	-	-	-
Philip Loughlin (a)	-	-	-	-	-	-	-
Mark Nunnelly (a)	-	-	-	-	-	-	-
Chris T. Sullivan (b)	-	-	-	-	-	325,400	325,400
Mark Verdi (a)	-	-	-	-	-	-	-
__________________
*	Please see “Summary Compensation Table”
(a)	Directors are associated with Bain Capital Partners, LLC or Catterton Management Company, LLC, and therefore, do not receive compensation for services.
(b)
Mr. Basham and Mr. Sullivan are Founders of the Company and each have an employment agreement with the Company providing for $300,000 annual compensation along with other benefits customarily available to our executives, including $19,400 each for life insurance and $6,000 each for a car allowance.  Mr. Basham and Mr. Sullivan do not have any bonus opportunities.  Effective January 1, 2009, Mr. Basham and Mr. Sullivan each elected to defer payment of $200,000 of base salary to 2010.

(c)	In April 2008, Mr. Blasco resigned as a Principal of Bain Capital and resigned from the Board of Directors of KHI and from the Board of Managers of the Company.

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

This section is not applicable as the Company does not have any equity securities authorized for issuance under equity compensation plans as of December 31, 2008.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding membership interests of OSI Restaurant Partners, LLC are held by OSI HoldCo, Inc. OSI HoldCo I, Inc. holds all of the outstanding stock of OSI HoldCo, Inc. OSI HoldCo II, Inc. holds all of the outstanding stock of OSI HoldCo I, Inc. Kangaroo Holdings, Inc. holds all of the outstanding stock of OSI HoldCo II, Inc.

The following table describes the beneficial ownership of Kangaroo Holdings, Inc. common stock as of February 20, 2009 (except as noted) by each person known to the Company to beneficially own more than five percent of Kangaroo Holdings, Inc.’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following February 20, 2009. The beneficial ownership percentages reflected in the table below are based on 106,573,193 shares of Kangaroo Holdings, Inc.’s common stock outstanding as of February 20, 2009.

Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events.  The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein.  See “Certain Relationships and Related Party Transactions.”

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o OSI Restaurant Partners, LLC 2202 North West Shore Boulevard, 5th Floor, Tampa, Florida 33607.
	AMOUNT AND
	NATURE OF	PERCENT
	BENEFICIALLY	OF
NAME OF BENEFICIAL OWNER	OWNED	CLASS
Bain Capital Investors, LLC and Related Funds (1)	70,075,000	65.75%
Catterton Partners and Related Funds (2)	14,500,000	13.61%
A. William Allen, III (3)	1,951,246	1.83%
Paul E. Avery (4)	1,326,342	1.24%
Jody L. Bilney (5)	110,875	*
Michael W. Coble (6)	118,800	*
John W. Cooper (7)	126,508	*
Joseph J. Kadow (8)	392,587	*
Dirk A. Montgomery (9)	442,114	*
Richard L. Renninger (10)	107,875	*
Steven T. Shlemon (11)	367,573	*
Jeffrey S. Smith (12)	73,800	*
Andrew B. Balson (1) (13)	70,075,000	65.75%
Robert D. Basham (14)	8,604,652	8.07%
J. Michael Chu (2) (15)	-	*
Philip H. Loughlin (1) (13)	70,075,000	65.75%
Mark E. Nunnelly (1) (13)	70,075,000	65.75%
Chris T. Sullivan (16)	5,929,331	5.56%
Mark A. Verdi (1) (13)	70,075,000	65.75%
All directors and executive officers as a group	19,551,703	18.28%

(CONTINUED…)

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)
__________________
*      Indicates less than one percent of common stock.

(1)
Represents 54,006,582 shares of common stock held by Bain Capital (OSI) IX, L.P., a Delaware limited partnership (“Bain (OSI) IX”), 15,295,203 shares of common stock held by Bain Capital (OSI) IX Coinvestment, L.P., a Delaware limited partnership (“Bain (OSI) IX-Co”), 637,456 shares of common stock held by Bain Capital Integral 2006, LLC, a Delaware limited liability company (“Integral 06”), 126,959 shares of common stock held by BCIP TCV, LLC, a Delaware limited liability company (“BCIP TCV”), and 8,800 shares of common stock held by BCIP Associates-G, a Delaware general partnership (“BCIP-G,” and collectively with Bain (OSI) IX, Bain (OSI) IX-Co, Integral 06 and BCIP TCV, the “Bain Stockholders”). Bain Capital Partners IX, L.P., a Cayman Islands exempted limited partnership (“BCP IX”), is the general partner of each of Bain (OSI) IX and Bain (OSI) IX-Co. Bain Capital Investors, LLC, a Delaware limited liability company (“BCILLC”), is the general partner of BCP IX, the administrative member of each of Integral 06 and BCIP TCV, and the managing partner of BCIP-G. BCILLC may be deemed to have voting and dispositive power with respect to the 70,075,000 shares of common stock held by the Bain Stockholders. BCILLC expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the Bain Stockholders, BCP IX and BCILLC is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(2)
Represents shares held of record by Catterton Partners VI -Kangaroo, L.P. ("Catterton Partners VI"), a Delaware limited partnership, and Catterton Partners VI - Kangaroo Coinvest, L.P. ("Catterton Partners VI,  Coinvest "), a Delaware limited partnership. Catterton Managing Partner VI, L.L.C. ("Catterton Managing Partner VI"), a Delaware limited liability company, is the general partner of Catterton Partners VI and Catterton Partners VI, Coinvest. CP6 Management, L.L.C. ("CP6 Management," and together with Catterton Partners VI, Catterton Partners VI, Coinvest, and Catterton Managing Partner VI collectively, “Catterton Partners and Related Funds”), a Delaware limited liability company, is the managing member of Catterton Managing Partner VI and as such exercises voting and dispositive control over the shares held of record by Catterton Partners VI and Catterton Partners VI, Coinvest. The management of CP6 Management is controlled by a managing board. J. Michael Chu and Scott A. Dahnke are the members of the managing board of CP6 Management and as such could be deemed to share voting and dispositive control over the shares beneficially owned by CP6 Management. Messrs. Chu and Dahnke disclaim beneficial ownership of any shares beneficially owned by CP6 Management. The business address of each of Catterton Partners VI, Catterton Partners VI, Offshore, Catterton Managing Partner VI, CP6 Management and Messrs. Chu and Dahnke is c/o Catterton Partners, 599 West Putnam Avenue, Greenwich, Connecticut 06830.

(3)
Includes 1,851,750 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 370,350 shares, 370,350 shares, 370,350 shares, 370,350 shares and 370,350 shares. Also, includes 99,496 shares subject to stock options that Mr. Allen currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include 397,986 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(4)
Includes 1,234,500 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 246,900 shares, 246,900 shares, 246,900 shares, 246,900 shares and 246,900 shares. Includes 91,842 shares subject to stock options that Mr. Avery currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include 367,372 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(5)
Includes 102,875 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 20,575 shares, 20,575 shares, 20,575 shares, 20,575 shares and 20,575 shares. Also, includes 8,000 shares subject to stock options that Mrs. Bilney currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include 32,000 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

 (CONTINUED...)

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(6)
Includes 18,800 shares subject to stock options that Mr. Coble currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include up to 170,200 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(7)
Includes 100,000 shares owned by John and Trudy Cooper jointly, 1,708 shares for Trudy Cooper and 24,800 shares for John Cooper, respectively, subject to stock options that they have a right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include (i) up to 229,200 shares; and (ii) 6,834 shares subject to stock options that are not exercisable within 60 days of February 20, 2009, which were granted to John Cooper and Trudy Cooper, respectively.

(8)
Includes (i) 20,000 shares in which Mr. Kadow is custodian for children under the Uniform Gifts to Minor Act; and (ii) 308,625 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 61,725 shares, 61,725 shares, 61,725 shares, 61,725 shares and 61,725 shares. Includes 63,962 shares subject to stock options that Mr. Kadow currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include 255,848 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(9)
Includes 411,500 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 82,300 shares, 82,300 shares, 82,300 shares, 82,300 shares and 82,300 shares.  Also, includes 30,614 shares subject to stock options that Mr. Montgomery currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include 122,457 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(10)
Includes 102,875 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 20,575 shares, 20,575 shares, 20,575 shares, 20,575 shares and 20,575 shares. Also, includes 5,000 shares subject to stock options that Mr. Renninger currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include 20,000 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(11)
Includes 6,617 shares in which Mr. Shlemon is custodian for children under the Uniform Gifts to Minor Act and 24,800 shares subject to stock options that Mr. Shlemon currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include up to 229,200 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(12)
Includes 28,800 shares subject to stock options that Mr. Smith currently has the right to acquire or will have the right to acquire within 60 days of February 20, 2009 at an exercise price of $10.00 per share. Does not include up to 270,200 shares subject to stock options that are not exercisable within 60 days of February 20, 2009.

(13)
Messrs. Balson, Loughlin, Nunnelly and Verdi are each a Managing Director of BCILLC, and by virtue of this and the relationships described in Footnote (1) above, each may be deemed to share voting and dispositive power with respect to the 70,075,000 shares of common stock beneficially owned by the Bain Stockholders. Messrs. Balson, Loughlin, Nunnelly and Verdi disclaim beneficial ownership of all such shares except to the extent of their pecuniary interest therein. The business address of Messrs. Balson, Loughlin, Nunnelly and Verdi is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

 (CONTINUED...)

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(14)
Includes 8,604,652 shares owned by RDB Equities, Limited Partnership, an investment partnership (“RDBLP”). Mr. Basham is a limited partner of RDBLP and the sole member of RDB Equities, LLC, the sole general partner of RDBLP.

(15)
The management of CP6 Management is controlled by a managing board. J. Michael Chu and Scott A. Dahnke are the members of the managing board of CP6 Management and as such could be deemed to share voting and dispositive control over the shares held of record and beneficially owned by Catterton Partners and Related Funds. Mr. Chu disclaims beneficial ownership of any shares held of record and beneficially owned by Catterton Partners and Related Funds. The business address of Mr. Chu is c/o Catterton Partners, 599 West Putnam Avenue, Greenwich, Connecticut 06830.

(16)
Includes 5,317,916 shares owned by CTS Equities, Limited Partnership, an investment partnership (“CTSLP”). Mr. Sullivan is a limited partner of CTSLP and the sole member of CTS Equities, LLC, the sole general partner of CTSLP and 611,415 shares held by a charitable foundation for which Mr. Sullivan serves as trustee.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

In accordance with Rule 404 of Regulation S-K, the following related party transactions are required to be reported in this Item 13.  See Item 8, Note 19 in the Notes to Consolidated Financial Statements for a complete summary of related party transactions.

The Company entered into an agreement in July 2005 to form a limited liability company to develop and operate Blue Coral Seafood and Spirits restaurants. The limited liability company was 75% owned by the Company’s wholly owned subsidiary, OS USSF, Inc., a Florida corporation, and 25% owned by F-USFC, LLC, which was 95% owned by a minority interest holder in the Company’s Fleming’s Prime Steakhouse and Wine Bar joint venture.  Effective January 1, 2008, the Company merged Blue Coral Seafood and Spirits, LLC with and into Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars.  The surviving entity in the merger simultaneously changed its name to OSI/Fleming’s, LLC.  The Company now holds an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest.  The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by A. William Allen III, a member of the Board of Directors and Chief Executive Officer of the Company, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries.

During 2008, Mr. Allen did not receive any distributions as a result of his ownership interest in OSI/Flemings, LLC, but he made capital contributions of $559,000.  He contributed an aggregate amount of $2,864,000 as of December 31, 2008 for his ownership interest.

Paul E. Avery, Chief Operating Officer of the Company, has made investments in the aggregate amount of approximately $168,000 in four limited partnerships that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants. This named executive officer received distributions from his ownership interests of $15,000 for the year ended December 31, 2008.

Mel and Jackie Danker, the relatives of Robert D. Basham, a member of the Board of Directors, have made investments of approximately $66,000 in one unaffiliated limited partnership that owns and operates two Bonefish Grill restaurants as a franchisee of Bonefish. They received distributions from this partnership in the aggregate amount of approximately $11,000 for the year ended December 31, 2008.

Michael W. Coble, an executive officer of the Company, has made investments in the aggregate amount of approximately $1,275,000 in an international franchisee that owns and operates six Outback Steakhouse restaurants in South East Asia. He did not receive distributions from this franchisee for the year ended December 31, 2008.  Additionally, this executive officer has made an investment of $17,000 in a franchisee that operates two Bonefish Grill restaurants. He received distributions of approximately $3,000 for the year ended December 31, 2008 from this franchisee.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

A sibling of Joseph J. Kadow, a named executive officer, is employed with a subsidiary of the Company as a Vice President of Operations. The sibling receives compensation and benefits consistent with other employees in the same capacity. In addition, the sibling receives distributions that are based on a percentage of a particular restaurant’s annual cash flows by participating in a Management Partnership (on the same basis as other similarly situated employees). He has invested an aggregate amount of $331,000 in 25 limited partnerships that own and operate nine Outback Steakhouse restaurants, 11 Bonefish Grill restaurants and five Carrabba’s Italian Grill restaurants. This sibling received a return of his investment and distributions in the aggregate amount of $55,000 for the year ended December 31, 2008.

Steven T. Shlemon, an executive officer of the Company, has made investments in the aggregate amount of approximately $60,000 in three limited partnerships that own and operate certain Carrabba’s Italian Grill restaurants. This officer received distributions from his ownership interests in the aggregate amount of approximately $7,000 for the year ended December 31, 2008.

A sibling of Mr. Shlemon is employed with a subsidiary of the Company as a restaurant managing partner. As a qualified managing partner, the sibling was entitled to make investments in Company restaurants, on the same basis as other qualified managing partners, and invested $381,000 in partnerships that own and operate two Outback Steakhouse restaurants. This sibling received distributions from these partnerships in the aggregate amount of $137,000 for the year ended December 31, 2008.

Jeffrey S. Smith, an executive officer of the Company, has made investments in the aggregate amount of approximately $491,000 in eleven Outback Steakhouse restaurants, fourteen Carrabba’s Italian Grill restaurants and fourteen Bonefish Grill restaurants (five of which are franchisee restaurants).  This officer received distributions of $90,000 for the year ended December 31, 2008 from these ownership interests.

The father and certain siblings of Chris T. Sullivan, a member of the Board of Directors, made investments in the aggregate amount of approximately $67,000 in three unaffiliated limited partnerships that own and operate three Outback Steakhouse restaurants pursuant to franchise agreements with Outback Steakhouse of Florida, LLC and received distributions from these partnerships in the aggregate amount of approximately $10,000 for the year ended December 31, 2008.

In November 2008, the Company entered into an agreement in principle to sell its interest in its Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by the Company’s Founders (two of whom are also board members of the Company and of KHI), one of its named executive officers and a former employee.   The sale for $4,200,000 was effective December 31, 2008, and the Company recorded a $3,628,000 loss on the sale in the line item “General and administrative” expenses in its Consolidated Statement of Operations for the year ended December 31, 2008.  The Company will continue to provide certain accounting, technology and purchasing services to Selmon’s at agreed-upon rates for varying periods of time.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

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

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also board members of the Company and of KHI.  In conjunction with the sale of the aircraft, the Company entered into a lease agreement with Billabong in which the Company may lease up to 200 hours of flight time per year at a rate of $2,500 per hour.  In accordance with the terms of the agreement, the Company must supply its own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft was deferred and will be recognized ratably over a five-year period.  As of December 31, 2008, the Company had paid $156,000 to Billabong for use of the aircraft.

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

In February 2008, the Company purchased ownership interests in eighteen Outback Steakhouse restaurants and ownership interests in its Outback Steakhouse catering operations from one of its area operating partners for $3,615,000. In April 2008, KHI also purchased this partner’s common shares in KHI for $300,000. The purchase of KHI shares was facilitated through a loan from the Company to its direct owner, OSI HoldCo, Inc. (“OSI HoldCo”).  In July 2008, OSI HoldCo repaid the loan.

On June 14, 2007, the Company was acquired by an investor group comprised of the Founders and funds advised by Bain Capital and Catterton for $41.15 per share in cash, payable to all shareholders except the Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its newly-formed sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a master lease. The master lease is a triple net lease with a 15-year term. The PRP Sale-Leaseback Transaction resulted in operating leases for the Company.

The Company identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment in accordance with SFAS No. 98, as the Company had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, the Company was required to notify PRP of the intent to repurchase such properties at the original purchase price.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  The Company notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  On October 6, 2008, the Company paid $6,450,000 to PRP for these remaining two restaurant properties.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company owed $961,000 of Release Amount to PRP for the year ended December 31, 2008 and made this payment in January 2009.  The Company was not required to make any fair market rental payments to PRP during 2008.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the year ended December 31, 2008.

On February 18, 2009, the Company announced the commencement of a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest. The tender offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 18, 2009, as amended March 5 and March 20, 2009, and the related Letter of Transmittal.  The tender offer expired on March 20, 2009, and the Company accepted for purchase $240,145,000 in principal amount of its senior notes.  The aggregate consideration the Company paid for the senior notes accepted for purchase was $79,669,000, which included accrued interest of $6,671,000.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 340 restaurant properties that are sub-leased to the Company.

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket expenses, of $9,906,000 for the year ended December 31, 2008 and $5,162,000 for the period from June 15 to December 31, 2007 were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

In January 2009, Bain Capital and Catterton elected to defer receipt of their portion of the first quarter of 2009 management fees of approximately $865,000.  Reimbursement of any out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement was not deferred.

On June 14, 2007, the Company entered into stockholder agreements with the stockholders of the Company’s Ultimate Parent after the Merger. These stockholder agreements contain agreements among the parties with respect to election of directors, participation rights, right of first refusal upon disposition of shares, permitted transferees, registration rights and other actions requiring the approval of stockholders.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

In connection with the review and approval or ratification of a Related Person Transaction, the Company adopted a written policy known as the OSI Restaurant Partners, LLC Code of Business Conduct and Ethics, which has been in effect since 2004 and was revised on October 1, 2007.  Each member of the Company’s Board of Directors and each member of management of the Company, its subsidiaries and of each significant affiliates must disclose to the General Counsel and/or Audit Committee, as applicable, the material terms of the Related Person Transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the Related Person’s direct or indirect interest in, or relationship to, the Related Person Transaction. The General Counsel and/or Audit Committee must advise the Board of the Related Person Transaction and any requirement for disclosure in the Company’s applicable filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and related rules, and, to the extent required to be disclosed, management must ensure that the Related Person Transaction is disclosed in accordance with such Acts and related rules. The Code of Business Ethics is available to any person without charge, upon request, by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, 5th Floor, Tampa, Florida 33607; (ii) by phone (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Any future amendments or waivers of provisions granted will be available upon request, if applicable.

CORPORATE GOVERNANCE; DIRECTOR INDEPENDENCE

Prior to April 2008, the Board consisted of nine persons.  In April 2008, Mr. Blasco resigned as a Principal of Bain Capital and as a member of the Board, reducing the number of directors to eight. The Board has not determined whether any member of the Audit Committee is an Audit Committee Financial Expert within the meaning of Item 401(h) of Regulation S-K of the Exchange Act, as it is not required to do so.

Although the Company does not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger the Board utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (the “NYSE”) when determining whether or not members of the Board were independent.  Under such standards, none of the current members of the Board or Mr. Blasco would be considered independent.

Under NYSE rules, the Company is considered a “controlled company” because more than 50% of Kangaroo Holdings, Inc.’s voting power is held by affiliates of Bain Capital.  Accordingly, even if the Company was a listed company, it would not be required by NYSE rules to maintain a majority of independent directors on the Board, nor would it be required to maintain a compensation committee or a nominating/corporate governance committee comprised entirely of independent directors.  The Company does not maintain a nominating/corporate governance committee and its compensation committee does not include any independent directors.

OSI Restaurant Partners, LLC

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP (“PwC”) for 2008 and 2007 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described below the following table:

	YEARS ENDED DECEMBER 31,
CATEGORY	2008	2007
Audit Fees	$2,174,000	$4,744,000
Audit-Related Fees	26,000	1,012,000
Tax Fees	18,000	128,000
All Other Fees	4,000	3,000
Total Fees	$2,222,000	$5,887,000

Audit Fees for the years ended December 31, 2008 and 2007 include professional services rendered for the audits of the consolidated financial statements of the Company, including reviews of quarterly filings with the SEC, as well as consents, restatement of the Company’s financial statements and assistance with review of documents filed with the SEC.

The Audit-Related fees for the years ended December 31, 2008 and 2007 include services reasonably related to the performance of the audit of the Company’s financial statements. These services include benefit plan audits and Merger-related audit work associated with the Company’s 2007 Offering Memorandum and Proxy Statement filings.

The Tax Fees for the years ended December 31, 2008 and 2007 include services in connection with an external costs analysis of Merger-related transaction costs for federal income tax accounting purposes and consultations on various tax-related issues.

The All Other Fees for the years ended December 31, 2008 and 2007 include annual subscription licenses for an accounting research tool, which the Company licenses from PwC, and a continuing professional education seminar hosted by PwC in 2008.

The Audit Committee has considered whether provision of other services is compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected PwC’s independence.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee requires that each engagement of the Company’s independent auditor to perform auditing services and permitted non-audit services must be approved by the Audit Committee in advance, including the fees and principal terms thereof. However, the Audit Committee has pre-approved $35,000 each of annual accounting and tax consulting services that may be used at management’s discretion if necessary. In 2008, $1,000 and $28,000 of accounting and tax consulting services, respectively, were used under the pre-approval authorization.  In 2007, no such amounts were utilized.

OSI Restaurant Partners, LLC

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) LISTING OF FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this report:

•	Consolidated Balance Sheets - December 31, 2008 (Successor) and 2007 (Successor)
•
Consolidated Statements of Operations – Year ended December 31, 2008 (Successor), Period from June 15 to December 31, 2007 (Successor), Period from January 1 to June 14, 2007 (Predecessor) and Year ended December 31, 2006 (Predecessor)

•
Consolidated Statements of Unitholder’s/Stockholders’ (Deficit) Equity – Year ended December 31, 2008 (Successor), Period from June 15 to December 31, 2007 (Successor), Period from January 1 to June 14, 2007 (Predecessor) and Year ended December 31, 2006 (Predecessor)

•
Consolidated Statements of Cash Flows – Year ended December 31, 2008 (Successor), Period from June 15 to December 31, 2007 (Successor), Period from January 1 to June 14, 2007 (Predecessor) and Year ended December 31, 2006 (Predecessor)

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

None.

(a)(3) EXHIBITS

The exhibits in response to this portion of Item 15 are listed below.

Number	Description

3.1.1	Certificate of Formation of OSI Restaurant Partners, LLC (included as an exhibit to Amendment No. 1 to Registrant’s Form S-4 filed on May 12, 2008 and incorporated herein by reference)

3.2.1	Limited Liability Company Agreement of OSI Restaurant Partners, LLC (included as an exhibit to Amendment No. 2 to Registrant’s Form S-4 filed on May 12, 2008 and incorporated herein by reference)

4.1
Indenture dated as of June 14, 2007 among OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

4.2
Agreement of Resignation, Appointment and Acceptance, dated as of February 5, 2009 by and among OSI Restaurant Partners, LLC, a Delaware limited liability company, OSI Co-Issuer, Inc., a Delaware corporation, HSBC Bank USA, National Association, a national banking association and Wells Fargo Bank, National Association, a national banking association (filed herewith)

4.3
Registration Rights Agreement dated as of June 14, 2007 by and among OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., ABN AMRO Incorporated, GE Capital Markets, Inc., Rabo Securities USA, Inc., SunTrust Capital Markets, Inc. and Wells Fargo Securities, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

4.4	Form of 10% Senior Notes due 2015 (contained in exhibit 4.1)

OSI Restaurant Partners, LLC

Item 15.  Exhibits, Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.01
Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to OSI Restaurant Partners, Inc.’s Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

10.02
Joint Venture Agreement of Roy’s/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy’s Holdings, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.03
First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s Holding’s, inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.04
Operating Agreement of Outback/Fleming’s, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.05
Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC (amendment to operating agreement of Outback/Fleming’s, LLC) executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.06
Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.07
First Amendment to Asset Purchase Agreement by and between Bonefish Grill, Inc., Gray Ghost, LLC, Gray Ghost Holdings, Inc., Timothy V. Curci and William Lewis Parker, personal representative of the estate of Christopher L. Parker, deceased, dated as of December 2004 (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.08
Amended and Restated Sublicense Agreement dated as of July 22, 2005 and effective as of January 1, 2005 by and between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.09
Guaranty, dated as of June 14, 2007, made by OSI Restaurant Partners, LLC to and for the benefit of Private Restaurant Properties, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

Number	Description

10.10
Form of Subordination, Non-Disturbance and Attornment Agreement, dated as of June 14, 2007, between German American Capital Corporation and Bank of America, N.A., as lenders and mortgagees, and Private Restaurant Master Lessee, LLC, as tenant, as consented to by Private Restaurant Properties, LLC, as landlord (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.11
Environmental Indemnity, made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.12
Environmental Indemnity (First Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.13
Environmental Indemnity (Second Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.14
Environmental Indemnity (Third Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.15
Environmental Indemnity (Fourth Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.16*
Amended and Restated Employment Agreement dated June 14, 2007, between A. William Allen, III and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.17*
Amended and Restated Employment Agreement dated June 14, 2007, between Dirk A. Montgomery and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.18*
Amended and Restated Employment Agreement dated June 14, 2007, between Joseph J. Kadow and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.19*
Amended and Restated Employment Agreement dated June 14, 2007, between Paul E. Avery and OSI Restaurant Partners, LLC. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.20*
Employment Agreement dated June 14, 2007, between Robert D. Basham and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

Number	Description

10.21*
Employment Agreement dated June 14, 2007, between Chris T. Sullivan and OSI Restaurant Partners, LLC. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.22*
Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.23*
Officer Employment Agreement amended November 1, 2006 and effective April 27, 2000, by and among Steven T. Shlemon and Carrabba’s Italian Grill, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Current Report on Form 8-K filed November 7, 2006 and incorporated herein by reference)

10.24*
Officer Employment Agreement amended November 10, 2006 and effective January 1, 2002, by and among Michael W. Coble and Outback Steakhouse International, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Current Report on Form 8-K filed November 13, 2006 and incorporated herein by reference)

10.25*	Officer Employment Agreement made and entered into effective August 1, 2001, by and among John W. Cooper and Bonefish Grill, Inc. (filed herewith)
10.26*
Assignment and Amendment and Restatement of Officer Employment Agreement made and entered into March 26, 2009 and effective as of February 5, 2008, by and among Jody Bilney and Outback Steakhouse of Florida, LLC and OSI Restaurant Partners, LLC (filed herewith)

10.27*
Amended and Restated Officer Employment Agreement made and entered into March 27, 2009 and effective as of February 5, 2008, by and among Richard Renninger and OSI Restaurant Partners, LLC (filed herewith)

10.28*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and A. William Allen III (filed herewith)
10.29*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (filed herewith)
10.30*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Joseph J. Kadow (filed herewith)
10.31*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Paul E. Avery (filed herewith)

10.32*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Robert D. Basham (filed herewith)
10.33*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Chris T. Sullivan (filed herewith)
10.34*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Jeffrey S. Smith (filed herewith)

Number	Description

10.35*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007 (filed herewith)

10.36*	Split Dollar Agreement dated August 8, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and William A. Allen (filed herewith)

10.37*
Split Dollar Agreement dated August 12, 2008, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Dirk A. Montgomery, Trustee of the Dirk A. Montgomery Revocable Trust dated April 12, 2001 (filed herewith)

10.38*	Split Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow (filed herewith)
10.39*
Split Dollar Agreement dated August 14, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Nelson R. Avery, Trustee of the Paul E. Avery Irrevocable Trust dated February 19, 1999 (filed herewith)

10.40*
Split Dollar Agreement dated August 19, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Richard Danker, Trustee of Robert D. Basham Irrevocable Trust Agreement of 1999 dated December 20, 1999 (filed herewith)

10.41*
Split Dollar Agreement dated December 18, 2008 and effective August 18, 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Shamrock PTC, LLC, Trustee of the Chris Sullivan 2008 Insurance Trust dated July 17, 2008 and William T. Sullivan, Trustee of the Chris Sullivan Non-exempt Irrevocable Trust dated January 5, 2000 and the Chris Sullivan Exempt Irrevocable Trust dated January 5, 2000 (filed herewith)

10.42
ISDA Master Agreement dated as of September 11, 2007 between Wachovia Bank, National Association and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

21.01	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

Date: March 31, 2009	OSI Restaurant Partners, LLC

By: /s/ A. William Allen, III
A. William Allen, III Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. William Allen, III	Director, Chief Executive Officer (Principal Executive Officer)	March 31, 2009
A. William Allen, III

/s/ Dirk A. Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
Dirk A. Montgomery

/s/ Chris T. Sullivan	Director	March 31, 2009
Chris T. Sullivan

/s/ Robert D. Basham	Director	March 31, 2009
Robert D. Basham

/s/ Andrew B. Balson	Director	March 31, 2009
Andrew B. Balson

/s/ J. Michael Chu	Director	March 31, 2009
J. Michael Chu

/s/ Philip H. Loughlin	Director	March 31, 2009
Philip H. Loughlin

/s/ Mark E. Nunnelly	Director	March 31, 2009
Mark E. Nunnelly

/s/ Mark A. Verdi	Director	March 31, 2009
Mark A. Verdi