Form 10-K/A
period 2008-12-31
OSI RESTAURANT PARTNERS, LLC
filed 2009-04-27
CIK 874691

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
DOCUMENTS INCORPORATED BY REFERENCE – NONE.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2008, which OSI Restaurant Partners, LLC filed with the Securities and Exchange Commission on March 31, 2009 (“2008 10-K”). This Amendment is being filed solely for the purpose of including Exhibits 10.43 and 10.44 which were inadvertently omitted as part of the exhibits included under Item 15 of Part IV of the 2008 10-K. All other Items of the 2008 10-K are unaffected by the change described above and have been omitted from this amendment. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the 2008 10-K. This Amendment does not otherwise update information in the 2008 10-K to reflect facts or events occurring subsequent to the filing date of the 2008 10-K. Currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

4.1
Indenture dated as of June 14, 2007 among OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

4.2
Agreement of Resignation, Appointment and Acceptance, dated as of February 5, 2009 by and among OSI Restaurant Partners, LLC, a Delaware limited liability company, OSI Co-Issuer, Inc., a Delaware corporation, HSBC Bank USA, National Association, a national banking association and Wells Fargo Bank, National Association, a national banking association (filed with the 2008 10-K)

Number	Description

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

Number	Description

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

10.25*	Officer Employment Agreement made and entered into effective August 1, 2001, by and among John W. Cooper and Bonefish Grill, Inc. (filed with the 2008 10-K)
10.26*
Assignment and Amendment and Restatement of Officer Employment Agreement made and entered into March 26, 2009 and effective as of February 5, 2008, by and among Jody Bilney and Outback Steakhouse of Florida, LLC and OSI Restaurant Partners, LLC (filed with the 2008 10-K)

10.27*
Amended and Restated Officer Employment Agreement made and entered into March 27, 2009 and effective as of February 5, 2008, by and among Richard Renninger and OSI Restaurant Partners, LLC (filed with the 2008 10-K)

10.28*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and A. William Allen III (filed with the 2008 10-K)
10.29*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (filed with the 2008 10-K)
10.30*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Joseph J. Kadow (filed with the 2008 10-K)

Number	Description

10.31*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Paul E. Avery (filed with the 2008 10-K)

10.32*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Robert D. Basham (filed with the 2008 10-K)
10.33*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Chris T. Sullivan (filed with the 2008 10-K)
10.34*	Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Jeffrey S. Smith (filed with the 2008 10-K)

10.35*	OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007 (filed with the 2008 10-K)

10.36*
Split Dollar Agreement dated August 8, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and William A. Allen (filed with the 2008 10-K)

10.37*
Split Dollar Agreement dated August 12, 2008, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Dirk A. Montgomery, Trustee of the Dirk A. Montgomery Revocable Trust dated April 12, 2001 (filed with the 2008 10-K)

10.38*
Split Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow (filed with the 2008 10-K)

10.39*
Split Dollar Agreement dated August 14, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Nelson R. Avery, Trustee of the Paul E. Avery Irrevocable Trust dated February 19, 1999 (filed with the 2008 10-K)

10.40*
Split Dollar Agreement dated August 19, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Richard Danker, Trustee of Robert D. Basham Irrevocable Trust Agreement of 1999 dated December 20, 1999 (filed with the 2008 10-K)

10.41*
Split Dollar Agreement dated December 18, 2008 and effective August 18, 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Shamrock PTC, LLC, Trustee of the Chris Sullivan 2008 Insurance Trust dated July 17, 2008 and William T. Sullivan, Trustee of the Chris Sullivan Non-exempt Irrevocable Trust dated January 5, 2000 and the Chris Sullivan Exempt Irrevocable Trust dated January 5, 2000 (filed with the 2008 10-K)

Number	Description

10.42
ISDA Master Agreement dated as of September 11, 2007 between Wachovia Bank, National Association and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.43
Credit Agreement dated as of June 14, 2007 among OSI Restaurant Partners, LLC, as Borrower, OSI Holdco, Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Pre-Funded RC Deposit Bank, Swing Line Lender and an L/C Issuer, Bank of America, N.A., as Syndication Agent, and General Electric Capital Corporation, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch, LaSalle Bank, N.A., Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.44
Master Lease Agreement, dated as of the 14th day of June, 2007, between Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

21.01	List of Subsidiaries (filed with the 2008 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the 2008 10-K)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the 2008 10-K)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1] (filed with the 2008 10-K)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1] (filed with the 2008 10-K)

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

Date: April 27, 2009	OSI Restaurant Partners, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)