Form 10-Q
period 2009-03-31
OSI RESTAURANT PARTNERS, LLC
filed 2009-05-15
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

As of May 15, 2009, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2009
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$123,088	$271,470
Current portion of restricted cash	2,873	5,875
Inventories	69,309	84,568
Deferred income tax assets	39,106	35,634
Other current assets	74,614	61,823
Total current assets	308,990	459,370
Restricted cash	184	7
Property, fixtures and equipment, net	1,029,312	1,073,499
Investments in and advances to unconsolidated affiliates, net	21,071	20,322
Goodwill	459,800	459,800
Intangible assets, net	647,147	650,431
Other assets, net	174,360	194,466
Total assets	$2,640,864	$2,857,895

(CONTINUED…)

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2009	2008
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	$103,166	$184,752
Sales taxes payable	14,860	16,111
Accrued expenses	185,716	168,095
Current portion of accrued buyout liability	17,709	17,228
Unearned revenue	140,225	212,677
Income taxes payable	729	799
Current portion of long-term debt	30,258	30,953
Current portion of guaranteed debt	-	33,283
Total current liabilities	492,663	663,898
Partner deposit and accrued buyout liability	107,451	107,143
Deferred rent	55,965	50,856
Deferred income tax liability	244,447	199,984
Long-term debt	1,476,059	1,721,179
Other long-term liabilities, net	273,782	250,882
Total liabilities	2,650,367	2,993,942
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of March 31, 2009 and December 31, 2008	-	-
Additional paid-in capital	699,769	651,043
Accumulated deficit	(706,593)	(788,940)
Accumulated other comprehensive loss	(28,456)	(24,857)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(35,280)	(162,754)
Noncontrolling interest	25,777	26,707
Total deficit	(9,503)	(136,047)
	$2,640,864	$2,857,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenues
Restaurant sales	$959,079	$1,064,301
Other revenues	5,315	5,181
Total revenues	964,394	1,069,482
Costs and expenses
Cost of sales	321,339	372,880
Labor and other related	269,571	294,501
Other restaurant operating	236,749	258,618
Depreciation and amortization	46,372	47,051
General and administrative	58,483	72,174
Loss on contingent debt guarantee	24,500	-
Provision for impaired assets and restaurant closings	7,136	3,664
Income from operations of unconsolidated affiliates	(472)	(877)
Total costs and expenses	963,678	1,048,011
Income from operations	716	21,471
Gain on extinguishment of debt	158,061	-
Other expense, net	(5,660)	-
Interest income	195	787
Interest expense	(27,010)	(47,827)
Income (loss) before provision (benefit) for income taxes	126,302	(25,569)
Provision (benefit) for income taxes	42,890	(16,731)
Net income (loss)	83,412	(8,838)
Less: net income attributable to noncontrolling interest	1,065	859
Net income (loss) attributable to OSI Restaurant Partners, LLC	$82,347	$(9,697)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Amortization of restricted stock	-	-	1,726	-	-	-	1,726
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net income	-	-	-	82,347	-	1,065	83,412
Foreign currency translation adjustment	-	-	-	-	(3,599)	-	(3,599)
Total comprehensive income	-	-	-	-	-	-	79,813
Distributions to noncontrolling interest	-	-	-	-	-	(2,317)	(2,317)
Contributions from noncontrolling interest	-	-	-	-	-	322	322
Balance, March 31, 2009	100	$-	$699,769	$(706,593)	$(28,456)	$25,777	$(9,503)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2007	100	$-	$641,647	$(40,055)	$(2,200)	$34,862	$634,254
Adjustment for EITF No. 06-4 adoption	-	-	-	(9,478)	-	-	(9,478)
Amortization of restricted stock and long-term incentives	-	-	1,744	-	-	-	1,744
Net loss				(9,697)		859	(8,838)
Foreign currency translation adjustment	-	-	-	-	(3,829)	-	(3,829)
Total comprehensive loss	-	-	-	-	-	-	(12,667)
Distributions to noncontrolling interest	-	-	-	-	-	(1,340)	(1,340)
Contributions from noncontrolling interest	-	-	-	-	-	375	375
Balance, March 31, 2008	100	$-	$643,391	$(59,230)	$(6,029)	$34,756	$612,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$83,412	$(8,838)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization	46,372	47,051
Amortization of deferred financing fees	2,374	2,789
Amortization of capitalized gift card sales commissions	3,350	-
Provision for impaired assets and restaurant closings	7,136	3,483
Stock-based and other non-cash compensation expense	6,056	5,660
Income from operations of unconsolidated affiliates	(472)	(877)
Change in deferred income taxes	40,991	(20,364)
Loss on disposal of property, fixtures and equipment	1,351	3,689
Unrealized (gain) loss on derivative financial instruments	(174)	10,848
Loss on life insurance investments	783	3,378
Gain on restricted cash investments	(4)	(268)
Loss on contingent debt guarantee	24,500	-
Gain on extinguishment of debt	(158,061)	-
Gain on disposal of subsidiary	(2,001)	-
Allowance for receivables	2,037	-
Change in assets and liabilities:
Decrease in inventories	15,259	3,409
Increase in other current assets	(26,091)	(1,176)
Decrease in other assets	20,523	6,084
Increase in accrued interest payable	4,903	12,873
Decrease in accounts payable, sales taxes
payable and accrued expenses	(67,780)	(24,160)
Increase in deferred rent	5,145	7,970
Decrease in unearned revenue	(72,312)	(59,338)
Decrease in income taxes payable	(70)	(544)
(Decrease) increase in other long-term liabilities	(3,705)	4,491
Net cash used in operating activities	(66,478)	(3,840)
Cash flows used in investing activities:
Purchase of Company-owned life insurance	(261)	-
Proceeds from sale of Company-owned life insurance for
deferred compensation	203	-
Acquisitions of liquor licenses	(19)	(498)
Capital expenditures	(15,191)	(30,935)
Proceeds from the sale of property, fixtures and equipment	961	-
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	5,597	3,725
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(2,768)	(2,344)
Distributions from unconsolidated affiliates	-	808
Net cash used in investing activities	$(11,478)	$(29,244)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$-	$29
Repayments of long-term debt	(5,951)	(4,170)
Extinguishment of senior notes	(75,967)	-
Purchase of note related to guaranteed debt for consolidated affiliate	(33,283)	-
Contribution from OSI HoldCo, Inc.	47,000	-
Contributions from noncontrolling interest	322	375
Distributions to noncontrolling interest	(2,317)	(1,340)
Repayment of partner deposit and
accrued buyout contributions	(1,305)	(2,696)
Receipt of partner deposit and
accrued buyout contributions	1,075	2,336
Net cash used in financing activities	(70,426)	(5,466)
Net decrease in cash and cash equivalents	(148,382)	(38,550)
Cash and cash equivalents at the beginning of the period	271,470	171,104
Cash and cash equivalents at the end of the period	$123,088	$132,554

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,324	$19,938
Cash paid (received) for income taxes, net of refunds	1,516	(1,867)

Supplemental disclosures of non-cash items:
Conversion of partner deposit and accrued buyout
liability to notes	$282	$2,293
Acquisitions of property, fixtures and equipment
through accounts payable	3,420	2,714
Litigation liability and insurance receivable	1,401	12,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Basis of Presentation

On June 14, 2007, OSI Restaurant Partners, Inc., by means of a merger and related transactions (the “Merger”), was acquired by Kangaroo Holdings, Inc. (the “Ultimate Parent” or “KHI”), which is controlled by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Partners (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders” of the Company) and certain members of management of the Company. In connection with the Merger, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC (the “Company”).

The total purchase price for the Merger was approximately $3.1 billion, and it was financed by borrowings under new senior secured credit facilities and proceeds from the issuance of senior notes (see Note 8), proceeds from the sale-leaseback transaction with Private Restaurant Properties, LLC (“PRP”), an investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”).

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of SFAS No. 160 have been applied retrospectively, and the Company’s consolidated financial statements have been recharacterized accordingly.  Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

The Company owns and operates casual dining restaurants primarily in the United States.  The Company’s concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s and Cheeseburger in Paradise.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation (continued)

Economic Outlook

The ongoing disruptions in the financial markets and adverse changes in the economy have created a challenging environment for the Company and for the restaurant industry and may limit the Company’s liquidity.  During 2008, the Company incurred goodwill and intangible asset impairment charges of $604,071,000 and $46,420,000, respectively, which were recorded during the second and fourth quarters of 2008, and restaurant impairment charges of $65,767,000, such that at December 31, 2008, the Company had Total OSI Restaurant Partners, LLC unitholder’s deficit of $162,754,000.  During the first quarter of 2009, the Company recorded a provision for impaired assets and restaurant closings of $7,136,000 and at March 31, 2009 had Total OSI Restaurant Partners, LLC unitholder’s deficit of $35,280,000.  In 2008, the Company experienced downgrades in its credit ratings, and it continues to experience declining restaurant sales and be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of the Company’s third-party vendors and other service providers.  Additionally, the Company’s substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, the Company accelerated existing initiatives and implemented new measures in 2008 to manage liquidity.

The Company has implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  The Company developed new menu items to appeal to value-conscious consumers and has used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the first quarter of 2009 as compared to the same period in 2008 due to (1) a significant decrease in outstanding senior notes as a result of the Company’s open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (2) an overall decline in the variable interest rates on the Company’s senior secured term loan facility and other variable-rate debt (see Note 8).

If the Company’s revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, the Company may not remain in compliance with the various financial and operating covenants in the instruments governing its senior secured credit facilities. If this occurs, the Company intends to take such actions available and determined to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from its lenders, amending the terms of such facilities, or refinancing all or a portion of the facilities under modified terms. There can be no assurance that the Company will be able to effect any such actions on terms that are acceptable or at all or that such actions will be successful in maintaining covenant compliance.  The failure to meet debt service obligations or to remain in compliance with the financial covenants would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  Beginning January 1, 2009, the Company applied SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  See Note 3 for the Company’s disclosure requirements and accounting effect of the adoption of SFAS No. 157 on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact the Company’s consolidated financial statements.  In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 provides additional guidance on measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability, and for identifying transactions that are not orderly.  The guidance for FSP SFAS No. 157-4 also emphasizes that the objective of a fair value measurement will remain in accordance with SFAS No. 157’s provisions, even when there has been a significant decrease in market activity and regardless of the valuation technique used.   FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.   The Company does not expect FSP SFAS No. 157-4 to materially affect its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141(R)-1”), which amends and clarifies the provisions in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  The provisions of FSP SFAS No. 141(R)-1 are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R and FSP SFAS No. 141(R)-1 on January 1, 2009 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during the three months ended March 31, 2009.  SFAS No. 141R and FSP SFAS No. 141(R)-1 will only impact the Company’s accounting should it acquire any businesses in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Recently Issued Financial Accounting Standards (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 4 for the Company’s disclosures required by the adoption of SFAS No. 161.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP. The adoption of FSP SFAS No. 142-3 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which provides guidance on and clarification of accounting and impairment considerations involving equity method investments under SFAS No. 141R and SFAS No. 160.  EITF No. 08-6 provides guidance on how the equity method investor should initially measure the equity method investment, account for impairment charges of the equity method investment and account for a share issuance by the investee.  The adoption of EITF No. 08-6 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods.  The provisions of FSP SFAS No. 107-1 and APB Opinion No. 28-1 are effective for interim reporting periods ending after June 15, 2009.  The Company does not expect FSP SFAS No. 107-1 and APB Opinion No. 28-1 to materially affect its consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities that are re-measured at least annually.  On January 1, 2009, the Company applied SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Fair Value Measurements on a Recurring Basis

The Company invests its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at March 31, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, the Company has determined that the majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.  As of March 31, 2009, $29,963,000 of the Company’s money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds.  This program expires on September 18, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Fair Value Measurements (continued)

Fair Value Measurements on a Recurring Basis (continued)

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its variable-rate term loan.  The valuation of the Company’s interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company’s restaurants are dependent upon energy to operate and are affected by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The valuation of the Company’s natural gas derivatives is based on quoted exchange prices and is classified in Level 2 of the fair value hierarchy.

The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company’s restaurants.   The Company enters into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.  The effects of this derivative instrument were immaterial to the Company’s financial statements for all periods presented and have been excluded from the tables within this footnote.

The following table presents the Company’s money market funds and derivative financial instruments measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	MARCH 31,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$30,253	$-	$30,253	$-
Liabilities:
Derivative financial instruments	$24,726	$-	$24,726	$-

A SFAS No. 157 credit valuation adjustment of $2,939,000 decreased the liability recorded for the interest rate collar as of March 31, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	THREE MONTHS ENDED
	MARCH 31,				TOTAL
	2009	LEVEL 1	LEVEL 2	LEVEL 3	LOSSES

Long-lived assets held and used	$711	$-	$-	$711	$5,130

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company recorded $5,130,000 of impairment charges as a result of the fair value measurement of its long-lived assets held and used on a nonrecurring basis during the three months ended March 31, 2009.

The Company used a discounted cash flow model to estimate the fair value of these long-lived assets at March 31, 2009.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

4.           Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted SFAS No. 161 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 8).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not enter into financial instruments for trading or speculative purposes.

Many of the ingredients used in the products sold in the Company’s restaurants are commodities that are subject to unpredictable price volatility.  Although the Company attempts to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and the Company is subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices.  The Company attempts to offset the impact of fluctuating commodity prices with other strategic purchasing initiatives.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Derivative Instruments and Hedging Activities (continued)

The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company utilizes derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.

The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company’s restaurants.   The Company enters into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.  The effects of this derivative instrument were immaterial to the Company’s financial statements for all periods presented and have been excluded from the tables within this footnote.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Japan, the Philippines and Brazil and to our royalties from international franchisees.  The Company does not use financial instruments to hedge foreign currency exchange rate changes.

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2008, the Company purchased approximately 90% of its beef raw materials from four beef suppliers who represented 87% of the total beef marketplace in the United States.

Non-designated Hedges of Interest Rate Risk and Commodity Price Risk

The Company’s objectives in using an interest rate derivative are to add stability to interest expense and to manage its exposure to interest rate movements.  For the Company’s variable-rate debt, interest rate changes generally impact its earnings and cash flows, assuming other factors are held constant.  The Company uses an interest rate collar as part of its interest rate risk management strategy.

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

As of March 31, 2009, the Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company records marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.

The Company’s objective in using natural gas derivatives is to mitigate some of its overall exposure to material increases in natural gas prices.  As of March 31, 2009, the Company had a notional volume of 272,800 MMBtus in unrealized natural gas swaps.  These natural gas derivatives were a non-designated hedge, and the Company records marked-to-market changes in the fair value of these derivative instruments in earnings in the period of change in accordance with SFAS No. 133.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Derivative Instruments and Hedging Activities (continued)

The following table presents the fair value of the Company’s derivative financial instruments and their classification in its Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	FAIR VALUES OF DERIVATIVE INSTRUMENTS
	ASSET DERIVATIVES				LIABILITY DERIVATIVES
	MARCH 31, 2009		DECEMBER 31, 2008		MARCH 31, 2009		DECEMBER 31, 2008
	BALANCE		BALANCE		BALANCE		BALANCE
	SHEET	FAIR	SHEET	FAIR	SHEET	FAIR	SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated as hedging
instruments under SFAS No. 133
Interest rate collar	Other current assets	$-	Other current assets	$-	Accrued expenses	$23,598	Accrued expenses	$24,285
Natural gas swaps	Other current assets	-	Other current assets	-	Accrued expenses	1,128	Accrued expenses	1,172
Total derivatives not designated as
hedging instruments under
SFAS No. 133		$-		$-		$24,726		$25,457

The following table presents the location and effects of the Company’s derivative financial instruments on its Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (in thousands):

		AMOUNT OF GAIN OR (LOSS)
	LOCATION OF	RECOGNIZED IN INCOME
	GAIN OR (LOSS)	ON DERIVATIVE
DERIVATIVES NOT DESIGNATED	RECOGNIZED IN	THREE MONTHS ENDED
AS HEDGING INSTRUMENTS	INCOME ON	MARCH 31,
UNDER SFAS NO. 133	DERIVATIVE	2009	2008
Interest rate collar	Interest expense	$(3,154)	$(10,856)
Natural gas swaps	Other restaurant operating	(586)	100
Total		$(3,740)	$(10,756)

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contains a provision in which the Company could be declared in default on its derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2009 and December 31, 2008, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $26,586,000 and $28,857,000, respectively.  As of March 31, 2009 and December 31, 2008, the Company was not required to post and did not post any collateral related to this agreement. If the Company breached the agreement’s provision at March 31, 2009, it would be required to settle its obligation under the agreement at its termination value of $26,586,000.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Other Current Assets

Other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Prepaid expenses	$28,103	$14,664
Accounts receivable	18,633	15,389
Accounts receivable - vendors	5,717	9,907
Accounts receivable - franchisees, net	4,303	4,476
Other current assets	17,858	17,387
	$74,614	$61,823

6.           Property, Fixtures and Equipment, Net

During the three months ended March 31, 2009 and 2008, the Company recorded impairment charges and restaurant closing expense of $6,539,000 and $3,664,000, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations (see Note 3).  These fixed asset impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

During the first quarter of 2009, the Company continued to market its Cheeseburger in Paradise concept for sale.  As of March 31, 2009, it determined that its Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144.  Subsequent to the end of the first quarter, the Company executed a letter of intent to sell its Cheeseburger in Paradise concept (see Note 15).

7.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Accrued payroll and other compensation	$73,503	$66,057
Accrued insurance	23,494	19,480
Other accrued expenses	88,719	82,558
	$185,716	$168,095

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Senior secured term loan facility, interest rate of 2.69% at March 31, 2009
and 2.81% at December 31, 2008	$1,181,725	$1,185,000
Senior secured working capital revolving credit facility, interest rate of 2.75% at
March 31, 2009 and 2.81% at December 31, 2008	50,000	50,000
Senior secured pre-funded revolving credit facility, interest rate of 4.50% at
March 31, 2009 and 2.81% at December 31, 2008	12,000	12,000
Senior notes, interest rate of 10.00% at March 31, 2009 and December 31, 2008	248,075	488,220
Other notes payable, uncollateralized, interest rates ranging from 1.54% to 7.30%
at March 31, 2009 and 2.28% to 7.30% at December 31, 2008	9,592	11,987
Sale-leaseback obligations	4,925	4,925
Guaranteed debt of consolidated affiliate	-	33,283
	1,506,317	1,785,415
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(30,258)	(30,953)
Less: guaranteed debt	-	(33,283)
Long-term debt of OSI Restaurant Partners, LLC	$1,476,059	$1,721,179

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at March 31, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.50% to 1.74% and from 0.44% to 1.75% at March 31, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2009 and December 31, 2008, respectively).

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

Additionally, the Company will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2009, the Company repaid its pre-funded revolving credit facility outstanding loan balance.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,181,725,000 and $1,185,000,000 at March 31, 2009 and December 31, 2008, respectively.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At March 31, 2009 and December 31, 2008, the outstanding balance was $50,000,000.  In addition to outstanding borrowings at March 31, 2009 and December 31, 2008, $69,435,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (iii) $6,000,000 of the credit facility at March 31, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $1,395,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  A maximum of $75,000,000 of letters of credit are permitted to be issued under the working capital revolving credit facility.  Subsequent to the end of the first quarter of 2009, the Company committed an additional $1,311,000 of its working capital revolving credit facility for the issuance of letters of credit (see Note 15).  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once the Company fully utilizes $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At March 31, 2009 and December 31, 2008, the Company had fully utilized all of its restricted cash for capital expenditures, and it had borrowed $12,000,000 from its pre-funded revolving credit facility.  This borrowing is recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, as the Company was required to repay this outstanding loan in April 2009 using its “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.00 to1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25 to1.00, the Company’s MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The Company’s senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.

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

The obligations under the Company’s senior secured credit facilities are guaranteed by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent.  Subject to the conditions described below, the obligations are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of substantially all of the Company’s domestic wholly-owned subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries that are directly owned by the Company, OSI HoldCo, or a Guarantor.  Also, the Company is required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to the Company’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Company’s consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Company-wide consolidated EBITDA.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility (see Note 11).  As of March 31, 2009 and December 31, 2008, all of the Company’s consolidated subsidiaries were restricted subsidiaries.  The senior notes are general, unsecured senior obligations of the Company, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The senior notes are effectively subordinated to all of the Company’s, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The senior notes are senior in right of payment to all of the Company’s, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

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

In accordance with the terms of the senior notes and the senior secured credit facility, the Company’s restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, the Company is permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  In April 2009, one of the Company’s restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.

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

Between November 18, 2008 and November 21, 2008, the Company purchased on the open market and extinguished $61,780,000 in aggregate principal amount of its senior notes for $11,711,000, representing an average of 19.0% of face value, and $2,729,000 of accrued interest.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

On February 18, 2009, the Company commenced a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest. The tender offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 18, 2009, as amended March 5 and March 20, 2009, and the related Letter of Transmittal.  The tender offer expired on March 20, 2009, and the Company accepted for purchase $240,145,000 in principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  The Company recorded a gain from the extinguishment of its debt of $158,061,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the three months ended March 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer. The principal balance of senior notes outstanding at March 31, 2009 and December 31, 2008 was $248,075,000 and $488,220,000, respectively. The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 340 restaurant properties that are sub-leased to the Company.

DEBT GUARANTEE

The Company was the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird Nevada, LLC (“T-Bird”), which is owned by the principal of each of the Company’s California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR.  The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”).  At December 31, 2008, the outstanding balance on the line of credit was approximately $33,283,000 and was included in the Company’s Consolidated Balance Sheet. T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates (see Note 12).

As a result of these lawsuits, the Company had to make certain assumptions and estimates in its consolidation of T-Bird at and for the three months ended March 31, 2009, as T-Bird did not provide the Company with financial statements for the first quarter of 2009.  The Company is not aware of any events or transactions for T-Bird that are not reflected in the Company’s consolidated financial statements at and for the three months ended March 31, 2009 that would materially affect these financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Comprehensive Income (Loss) and Foreign Currency Translation and Transactions

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was $79,813,000, and ($12,667,000), respectively, which included the effect of losses from translation adjustments of approximately ($3,599,000) and ($3,829,000), respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of March 31, 2009 and December 31, 2008.

Foreign currency transaction gains and losses are recorded in “Other expense, net” in the Company’s Consolidated Statement of Operations and included a net loss of $5,660,000 for the three months ended March 31, 2009.

10.           Income Taxes

As of March 31, 2009 and December 31, 2008, the Company had $16,465,000 and $16,537,000, respectively, of unrecognized tax benefits ($10,340,000 and $10,412,000, respectively, in “Other long-term liabilities” and $6,125,000 and $6,125,000, respectively, in “Accrued expenses”).  Of these amounts, $14,800,000 and $14,710,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will significantly decrease by approximately $6,700,000 to $7,400,000 within the next twelve months of March 31, 2009.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 1999 through 2008.

As of March 31, 2009 and December 31, 2008, the Company accrued $5,440,000 and $5,162,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its Provision (benefit) for income taxes.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of FIN 48, and it has not changed since the adoption of FIN 48.

The effective income tax rate for the three months ended March 31, 2009 was 34.0% compared to 65.4% for the three months ended March 31, 2008.  The effective income tax rate for the three months ended March 31, 2008 was significantly higher than the combined federal and state statutory rate of 39.6% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.  The net decrease of 31.4% in the effective income tax rate during the three months ended March 31, 2009 from the rate in the same period in 2008 was primarily due to the $158,061,000 gain on extinguishment of debt realized during the first quarter of 2009.  The tax related to this gain has been computed at the combined federal and state statutory rate of 38.9% and recorded as a discrete item for the three months ended March 31, 2009.  As result of recording the gain, the expected benefit of the tax credit for excess FICA tax on tips is a significantly smaller percentage of pretax income for the three months ended March 31, 2009 as compared to the expected tax credit benefit as a percentage of the pretax loss for the same period in 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes, in an aggregate principal amount of $248,075,000, are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (see Note 8). All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

The following condensed consolidating financial statements present the financial position, results of operations and cash flows for the periods indicated of OSI Restaurant Partners, LLC - Parent only (“OSI Parent”), OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as a co-issuer of the senior notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to senior notes presented as an obligation of both OSI Parent and OSI Co-Issuer, investments in subsidiaries, and intercompany balances and transactions.

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$69,689	$-	$25,672	$27,727	$-	$123,088
Current portion of restricted cash	106	-	2,767	-	-	2,873
Inventories	21,907	-	30,469	16,933	-	69,309
Deferred income tax assets	37,759	-	1,392	(45)	-	39,106
Other current assets	22,802	-	25,325	26,487	-	74,614
Total current assets	152,263	-	85,625	71,102	-	308,990
Restricted cash	184	-	-	-	-	184
Property, fixtures and equipment, net	25,887	-	626,949	376,476	-	1,029,312
Investments in and advances to
unconsolidated affiliates, net	1,078	-	-	19,993	-	21,071
Investments in subsidiaries	-	-	1,727	-	(1,727)	-
Due from (to) subsidiaries	2,357,391	-	170,546	202,322	(2,730,259)	-
Goodwill	-	-	340,608	119,192	-	459,800
Intangible assets, net	-	-	483,420	163,727	-	647,147
Other assets, net	111,483	-	21,504	41,373	-	174,360
Total assets	$2,648,286	$-	$1,730,379	$994,185	$(2,731,986)	$2,640,864

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$2,867	$-	$63,654	$36,645	$-	$103,166
Sales taxes payable	-	-	10,778	4,082	-	14,860
Accrued expenses	78,528	-	79,444	27,744	-	185,716
Current portion of accrued
buyout liability	-	-	12,654	5,055	-	17,709
Unearned revenue	244	-	109,870	30,111	-	140,225
Income taxes payable	-	-	-	729	-	729
Current portion of long-term debt	25,105	-	3,454	1,699	-	30,258
Total current liabilities	106,744	-	279,854	106,065	-	492,663
Partner deposit and accrued
buyout liability	221	-	79,387	27,843	-	107,451
Deferred rent	851	-	34,958	20,156	-	55,965
Deferred income tax liability	102,514	-	147,427	(5,494)	-	244,447
Long-term debt	1,466,720	248,075	7,840	1,499	(248,075)	1,476,059
Accumulated losses in subsidiaries
in excess of investment	628,041	-	-	1,933	(629,974)	-
Due to (from) subsidiaries	199,510	-	1,252,311	1,278,439	(2,730,260)	-
Other long-term liabilities, net	178,965	-	71,077	23,740	-	273,782
Total liabilities	2,683,566	248,075	1,872,854	1,454,181	(3,608,309)	2,650,367
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	699,769	(248,075)	-	-	248,075	699,769
(Accumulated deficit)
retained earnings	(706,593)	-	(142,475)	(457,317)	599,792	(706,593)
Accumulated other comprehensive
(loss) income	(28,456)	-	-	(28,456)	28,456	(28,456)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(35,280)	(248,075)	(142,475)	(485,773)	876,323	(35,280)
Noncontrolling interest	-	-	-	25,777	-	25,777
Total (deficit) equity	(35,280)	(248,075)	(142,475)	(459,996)	876,323	(9,503)
	$2,648,286	$-	$1,730,379	$994,185	$(2,731,986)	$2,640,864

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
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

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$11,119	$-	$114,757	$58,876	$-	$184,752
Sales taxes payable	93	-	11,293	4,725	-	16,111
Accrued expenses	69,854	-	71,863	26,378	-	168,095
Current portion of accrued
buyout liability	-	-	12,948	4,280	-	17,228
Unearned revenue	192	-	171,105	41,380	-	212,677
Income taxes payable	-	-	-	799	-	799
Current portion of long-term debt	25,106	-	4,008	1,839	-	30,953
Current portion of guaranteed debt	-	-	-	33,283	-	33,283
Total current liabilities	106,364	-	385,974	171,560	-	663,898
Partner deposit and accrued
buyout liability	221	-	79,598	27,324	-	107,143
Deferred rent	841	-	32,056	17,959	-	50,856
Deferred income tax liability	58,293	-	147,421	(5,730)	-	199,984
Long-term debt	1,710,140	488,220	9,405	1,634	(488,220)	1,721,179
Accumulated losses in subsidiaries
in excess of investment	659,249	-	-	1,772	(661,021)	-
Due to (from) subsidiaries	228,495	-	1,070,286	1,035,045	(2,333,826)	-
Other long-term liabilities, net	151,049	-	72,307	27,526	-	250,882
Total liabilities	2,914,652	488,220	1,797,047	1,277,090	(3,483,067)	2,993,942
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	651,043	(488,220)	-	-	488,220	651,043
(Accumulated deficit)
retained earnings	(788,940)	-	(176,927)	(457,626)	634,553	(788,940)
Accumulated other comprehensive
(loss) income	(24,857)	-	-	(24,857)	24,857	(24,857)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(162,754)	(488,220)	(176,927)	(482,483)	1,147,630	(162,754)
Noncontrolling interest	-	-	-	26,707	-	26,707
Total (deficit) equity	(162,754)	(488,220)	(176,927)	(455,776)	1,147,630	(136,047)
	$2,751,898	$-	$1,620,120	$821,314	$(2,335,437)	$2,857,895

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$705,640	$253,439	$-	$959,079
Other revenues	43	-	2,960	2,312	-	5,315
Total revenues	43	-	708,600	255,751	-	964,394
Costs and expenses
Cost of sales	-	-	239,782	81,557	-	321,339
Labor and other related	4,120	-	194,698	70,753	-	269,571
Other restaurant operating	102	-	172,346	64,301	-	236,749
Depreciation and amortization	273	-	31,037	15,062	-	46,372
General and administrative	14,145	-	29,841	14,497	-	58,483
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Provision for impaired assets
and restaurant closings	(10)	-	4,983	2,163	-	7,136
Loss (income) from operations
of unconsolidated affiliates	145	-	-	(617)	-	(472)
Total costs and expenses	43,275	-	672,687	247,716	-	963,678
(Loss) income from operations	(43,232)	-	35,913	8,035	-	716
Equity in earnings (losses) of subsidiaries	34,806	-	116	(161)	(34,761)	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other expense, net	-	-	-	(5,660)	-	(5,660)
Interest income	1,327	-	408	721	(2,261)	195
Interest expense	(26,798)	-	(1,840)	(633)	2,261	(27,010)
Income (loss) before provision
for income taxes	124,164	-	34,597	2,302	(34,761)	126,302
Provision for income taxes	41,817	-	146	927	-	42,890
Net income (loss)	82,347	-	34,451	1,375	(34,761)	83,412
Less: net income attributable to
noncontrolling interest	-	-	-	1,065	-	1,065
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$82,347	$-	$34,451	$310	$(34,761)	$82,347

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$773,226	$291,075	$-	$1,064,301
Other revenues	-	-	3,112	2,069	-	5,181
Total revenues	-	-	776,338	293,144	-	1,069,482
Costs and expenses
Cost of sales	-	-	275,500	97,380	-	372,880
Labor and other related	(2,412)	-	214,648	82,265	-	294,501
Other restaurant operating	-	-	184,472	74,146	-	258,618
Depreciation and amortization	702	-	30,016	16,333	-	47,051
General and administrative	14,881	-	35,876	21,417	-	72,174
Provision for impaired assets
and restaurant closings	-	-	3,992	(328)	-	3,664
Loss (income) from operations
of unconsolidated affiliates	793	-	-	(1,670)	-	(877)
Total costs and expenses	13,964	-	744,504	289,543	-	1,048,011
(Loss) income from operations	(13,964)	-	31,834	3,601	-	21,471
Equity in earnings (losses) of subsidiaries	31,603	-	335	(301)	(31,637)	-
Other (expense) income, net	-	-	(19)	19	-	-
Interest income	2,401	-	579	1,034	(3,227)	787
Interest expense	(47,455)	-	(2,567)	(1,032)	3,227	(47,827)
(Loss) income before (benefit) provision
for income taxes	(27,415)	-	30,162	3,321	(31,637)	(25,569)
(Benefit) provision for income taxes	(17,718)	-	395	592	-	(16,731)
Net (loss) income	(9,697)	-	29,767	2,729	(31,637)	(8,838)
Less: net income attributable to
noncontrolling interest	-	-	-	859	-	859
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(9,697)	$-	$29,767	$1,870	$(31,637)	$(9,697)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(77,992)	$-	$(20,768)	$32,282	$-	$(66,478)

Cash flows provided by (used in)
investing activities:
Purchase of Company-owned
life insurance	(261)	-	-	-	-	(261)
Proceeds from sale of Company-owned
life insurance for deferred
compensation	203	-	-	-	-	203
Acquisitions of liquor licenses	-	-	-	(19)	-	(19)
Capital expenditures	(591)	-	(2,856)	(11,744)	-	(15,191)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	2,677	-	2,920	-	-	5,597
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(380)	-	(2,388)	-	-	(2,768)
Net cash provided by (used in)
investing activities	1,648	-	(1,363)	(11,763)	-	(11,478)

Cash flows used in financing activities:
Repayments of long-term debt	(3,275)	-	(2,144)	(532)	-	(5,951)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Purchase of note related to guaranteed
debt for consolidated affiliate	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interest	-	-	-	322	-	322
Distributions to noncontrolling interest	-	-	-	(2,317)	-	(2,317)
Repayment of partner deposit and
accrued buyout contributions	-	-	(809)	(496)	-	(1,305)
Receipt of partner deposit and
accrued buyout contributions	-	-	630	445	-	1,075
Net cash used in
financing activities	(32,242)	-	(2,323)	(35,861)	-	(70,426)
Net decrease in cash
and cash equivalents	(108,586)	-	(24,454)	(15,342)	-	(148,382)
Cash and cash equivalents at the
beginning of the period	178,275	-	50,126	43,069	-	271,470
Cash and cash equivalents at the
end of the period	$69,689	$-	$25,672	$27,727	$-	$123,088

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$15,926	$-	$(70,214)	$(11,015)	$61,463	$(3,840)

Cash flows used in investing activities:
Acquisitions of liquor licenses	-	-	-	(498)	-	(498)
Capital expenditures	(1,017)	-	(13,404)	(16,514)	-	(30,935)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	660	-	3,065	-	-	3,725
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(161)	-	(2,183)	-	-	(2,344)
Distributions from unconsolidated
affiliates	13	-	-	795	-	808
Net cash used in investing
activities	(505)	-	(12,522)	(16,217)	-	(29,244)

Cash flows used in financing activities:
Proceeds from issuance of
long-term debt	-	-	-	29	-	29
Repayments of long-term debt	(3,275)	-	(702)	(193)	-	(4,170)
Contributions from noncontrolling
interest	-	-	-	375	-	375
Distributions to noncontrolling interest	-	-	-	(1,340)	-	(1,340)
Repayment of partner deposit and
accrued buyout contributions	-	-	(2,239)	(457)	-	(2,696)
Receipt of partner deposit and
accrued buyout contributions	-	-	1,156	1,180	-	2,336
Net cash used in financing
activities	(3,275)	-	(1,785)	(406)	-	(5,466)
Net increase (decrease) in cash
and cash equivalents	12,146	-	(84,521)	(27,638)	61,463	(38,550)
Cash and cash equivalents at the
beginning of the period	-	-	148,005	84,562	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$12,146	$-	$63,484	$56,924	$-	$132,554

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Commitments and Contingencies

The consolidated financial statements include the accounts and operations of the Roy’s consolidated venture in which the Company has a less than majority ownership. The Company consolidates this venture because it controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party where the Company provides a guarantee.  The guarantee provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of the Company’s controlling financial interest in this venture, it is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the noncontrolling interest is eliminated in the line item in the Consolidated Statements of Operations entitled “Net income attributable to the noncontrolling interest.” All material intercompany balances and transactions have been eliminated.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2009 and December 31, 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  As of March 31, 2009, the Company has made interest payments, paid line of credit renewal fees and has made capital expenditures for additional restaurant development on behalf of RY-8 totaling approximately $4,622,000 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.  The Company recorded a long-term contingent obligation and a loss from this guarantee of $24,500,000 in its consolidated financial statements at and for the three months ended March 31, 2009.  At March 31, 2009 and December 31, 2008, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Commitments and Contingencies (continued)

The Company’s Korean subsidiary is the guarantor of debt owed by landlords of two of the Company’s Outback Steakhouse restaurants in Korea.  The Company is obligated to purchase the building units occupied by its two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,000,000 and $1,100,000 as of March 31, 2009 and approximately $1,100,000 and $1,200,000 as of December 31, 2008.  Under the terms of the guarantees, the Company’s monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,300,000 and $1,600,000, respectively, as of March 31, 2009 and approximately $1,400,000 and $1,700,000, respectively, as of December 31, 2008.  If the Company was required to perform under either guarantee, it would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,100,000 and $1,900,000, respectively, as of March 31, 2009 and approximately $2,300,000 and $2,100,000, respectively, as of December 31, 2008.  The Company has considered these guarantees and accounted for them in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The Company has various depository and banking relationships with the lender.

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
(UNAUDITED)

12.           Commitments and Contingencies (continued)

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Commitments and Contingencies (continued)

On February 19, 2009, the Company filed an action against T-Bird Nevada, LLC and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender.  The principal balance on the promissory note, plus accrued and unpaid interest, is approximately $33,000,000.  The action seeks, among other remedies, to enforce the note (see Note 8).

On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit, and they intend to defend the suit vigorously (see Note 8).

13.           Related Parties

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a master lease. The master lease is a triple net lease with a 15-year term. This sale-leaseback transaction resulted in operating leases for the Company.  Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company owed $961,000 of Release Amount to PRP for the year ended December 31, 2008 and made this payment in January 2009.  The Company was not required to make any fair market rental payments to PRP during 2008.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the year ended December 31, 2008.

Upon completion of the Merger, the Company entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket expenses, of $2,541,000 and $2,275,000 for the three months ended March 31, 2009 and 2008 were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement includes customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

In January 2009, Bain Capital and Catterton elected to defer receipt of their portion of the first quarter of 2009 management fees of approximately $865,000.  Reimbursement of any out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement was not deferred.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Variable Interest Entities

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

The Company’s consolidated financial statements include the accounts and operations of its Roy’s consolidated joint venture in which it has a less than majority ownership. The Company controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated joint venture have been funded by loans to the partner from a third party where the Company is required to be a guarantor of the debt, which provides the Company control through its collateral interest in the joint venture partner’s membership interest. As a result of the Company’s controlling financial interest and control of the executive committee, the joint venture is included in the Company’s consolidated financial statements. The portion of income or loss attributable to the noncontrolling interest is eliminated in the line item in the consolidated statements of operations entitled “Net income attributable to the noncontrolling interest.” All material intercompany balances and transactions have been eliminated.

In accordance with FIN 46R, the Company determined that PRP is a variable interest entity; however the Company is not its primary beneficiary, as the Company determined that it does not absorb a majority of the expected losses and/or residual returns of PRP or protect equity and other variable interest holders from suffering the majority of expected losses through implicit guarantees of PRP’s assets or liabilities.  As a result, PRP has not been consolidated into the Company’s financial statements.  If the master lease were to be terminated in connection with any default by the Company or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, the Company could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that it leases under the master lease. The Company is unable to estimate the maximum loss, which it has determined is remote, that would be incurred from losing the use of the properties it leases under the master lease.  Accordingly, the Company has not recognized an obligation associated with the loss of use of some or all of its properties, but it believes such a loss would be material.

The equity method of accounting is used for investments in affiliated companies which: are not controlled by the Company, the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity.  The Company’s share of earnings or losses of affiliated companies accounted for under the equity method is recorded in “Income from operations of unconsolidated affiliates” in its Consolidated Statements of Operations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Variable Interest Entities (continued)

The Company is a franchisor of 147 restaurants as of March 31, 2009, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

The Company was the guarantor on an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees.  This entity used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates.  The Company consolidates T-Bird because it is a variable interest entity and the Company absorbs the majority of the expected losses (see Note 8).

15.           Subsequent Events

Subsequent to the end of the first quarter of 2009, the Company committed $1,311,000 of its working capital revolving credit facility for the issuance of letters of credit.  As of the filing date of this report, the Company has total outstanding letters of credit of $70,746,000, which is $4,254,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility (see Note 8).

In May 2009, the Company executed a letter of intent to sell its Cheeseburger in Paradise concept for $2,000,000 to an entity to be formed and controlled by Steve Overholt, President of the concept.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and the related Notes.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean OSI Restaurant Partners, LLC.

Overview

We are one of the largest casual dining restaurant companies in the world, with six restaurant concepts, more than 1,475 system-wide restaurants and 2008 annual revenues for Company-owned restaurants exceeding $3.9 billion. We operate in 49 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises. Our primary concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  Our other non-core concepts include Roy’s and Cheeseburger in Paradise.  In May 2009, we executed a letter of intent to sell our Cheeseburger in Paradise concept for $2,000,000 to an entity to be formed and controlled by Steve Overholt, President of the concept.  Our long-range plan is to exit our Roy’s concept, but we do not have an established timeframe within which this will occur.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenues
Restaurant sales	99.4%	99.5%
Other revenues	0.6	0.5
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	33.5	35.0
Labor and other related (1)	28.1	27.7
Other restaurant operating (1)	24.7	24.3
Depreciation and amortization	4.8	4.4
General and administrative	6.1	6.7
Loss on contingent debt guarantee	2.5	-
Provision for impaired assets and restaurant closings	0.7	0.3
Income from operations of unconsolidated affiliates	(* )	(0.1)
Total costs and expenses	99.9	98.0
Income from operations	0.1	2.0
Gain on extinguishment of debt	16.4	-
Other expense, net	(0.6)	-
Interest income	*	0.1
Interest expense	(2.8)	(4.5)
Income (loss) before provision (benefit) for income taxes	13.1	(2.4)
Provision (benefit) for income taxes	4.5	(1.6)
Net income (loss)	8.6	(0.8)
Less: net income attributable to noncontrolling interest	0.1	0.1
Net income (loss) attributable to OSI Restaurant Partners, LLC	8.5%	(0.9)%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 9.6% for the three months ended March 31, 2009 compared with the corresponding period in 2008. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$534	$583
International	64	84
Total	598	667
Carrabba's Italian Grill	171	185
Bonefish Grill	98	100
Fleming's Prime Steakhouse and Wine Bar	52	58
Other restaurants	40	54
Total Company-owned restaurant sales	$959	$1,064

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

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$80	$88
International	34	36
Total	114	124
Carrabba's Italian Grill	1	-
Bonefish Grill	4	4
Total franchise and development joint venture sales (1)	$119	$128
Income from franchise and development joint ventures (2)	$5	$6
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 31,
	2009	2008
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	688	689
Company-owned - international	121	129
Franchised and development joint venture - domestic	108	107
Franchised and development joint venture - international	53	51
Total	970	976
Carrabba's Italian Grill
Company-owned	231	236
Franchised and development joint venture	1	-
Total	232	236
Bonefish Grill
Company-owned	143	138
Franchised and development joint venture	7	6
Total	150	144
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	63	54
Other
Company-owned	63	71
System-wide total	1,478	1,481

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

REVENUES

Restaurant sales. Restaurant sales decreased by 9.9% or $105,222,000 during the three months ended March 31, 2009 as compared with the same period in 2008. The decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 34 restaurants since March 31, 2008 and was partially offset by additional revenues of approximately $25,073,000 from the opening of 33 new restaurants after March 31, 2008.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended March 31, 2009 and 2008:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

Average restaurant unit volumes (weekly):
Outback Steakhouse	$60,450	$65,066
Carrabba's Italian Grill	$57,487	$59,991
Bonefish Grill	$53,415	$57,081
Fleming's Prime Steakhouse and Wine Bar	$65,750	$82,027
Operating weeks:
Outback Steakhouse	8,837	8,962
Carrabba's Italian Grill	2,973	3,088
Bonefish Grill	1,830	1,761
Fleming's Prime Steakhouse and Wine Bar	795	702
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	1.9%	3.2%
Carrabba's Italian Grill	1.6%	1.4%
Bonefish Grill	2.2%	1.2%
Fleming's Prime Steakhouse and Wine Bar	0.2%	4.1%
Same-store sales (stores open 18 months or more):
Outback Steakhouse	-8.4%	-2.6%
Carrabba's Italian Grill	-7.3%	0.7%
Bonefish Grill	-10.0%	-3.9%
Fleming's Prime Steakhouse and Wine Bar	-19.9%	-6.8%
__________________
(1)           The stated pricing excludes the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 1.5% of restaurant sales to 33.5% in the three months ended March 31, 2009 as compared with 35.0% in the same period in 2008.  Of the decrease as a percentage of restaurant sales, 1.2% was due to the impact of certain cost savings initiatives, 0.6% was due to decreases in beef and dairy costs and 0.4% was a result of general menu price increases.  This decrease as a percentage of restaurant sales was partially offset by increases in produce, seafood, and other commodity costs that negatively impacted cost of sales by 0.7% as a percentage of restaurant sales.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses increased 0.4% as a percentage of restaurant sales to 28.1% in the three months ended March 31, 2009 as compared with 27.7% in the same period in 2008.  Of the increase as a percentage of restaurant sales, approximately 1.1% was attributable to declines in average unit volumes, 1.0% was from higher kitchen, service and management labor costs including payroll tax expense and 0.1% was due to an increase in health insurance costs.  The increase was partially offset by decreases as a percentage of restaurant sales of approximately 1.5% from cost savings initiatives, 0.2% for decreases in PEP expense and 0.1% as a result of a reduction in distribution expense to managing partners.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.4% to 24.7% as a percentage of restaurant sales in the three months ended March 31, 2009 as compared with 24.3% in the same period in 2008.  Of the increase as a percentage of restaurant sales, approximately 1.1% was from declines in average unit volumes, 0.2% was due to increases in repair and maintenance costs and 0.1% resulted from increases in other occupancy costs.  The increase was mostly offset by decreases as a percentage of restaurant sales of 0.4% for lower general liability insurance expense, 0.3% from certain cost savings initiatives, 0.2% was due to decreases in advertising expenses and utilities costs and 0.1% from a reduction in pre-opening costs.

Depreciation and amortization. Depreciation and amortization costs increased 0.4% as a percentage of total revenues to 4.8% in the three months ended March 31, 2009 as compared with 4.4% in the same period in 2008, resulting primarily from declines in average unit volumes.

General and administrative. General and administrative costs decreased by $13,691,000 to $58,483,000 in the three months ended March 31, 2009 as compared with $72,174,000 in the same period in 2008.  This decrease primarily was attributable to a shift in the timing of field operations’ meeting expenses to the second quarter of 2009 as opposed to the first quarter of 2008, a gain of $2,400,000 on the cash surrender value of life insurance and $2,300,000 of reduced deferred compensation expense for corporate employees.  Other general and administrative costs decreases included results from certain cost savings initiatives.

Loss on contingent debt guarantee.  We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24,500,000 loss from this guarantee for the three months ended March 31, 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008 (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings. During the first quarter of 2009, we recorded a provision for impaired assets and restaurant closings of $7,136,000 which included $6,539,000 of impairment charges and restaurant closing expense for certain of our restaurants and $597,000 of other impairment charges.  During the first quarter of 2008, we recorded a provision for impaired assets and restaurant closings of $3,664,000 for certain of our restaurants.  Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Gain on extinguishment of debt.   During the first quarter of 2009, we accepted for purchase $240,145,000 in principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 for the three months ended March 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Other expense, net. Other expense, net represents the net of revenues and expenses from non-restaurant operations.  Other expense, net for the three months ended March 31, 2009 related to foreign currency transaction losses of $5,660,000 on international investments.

Interest expense. Interest expense was $27,010,000 for the three months ended March 31, 2009 as compared with $47,827,000 in the same period in 2008. The decrease in interest expense resulted from (1) a significant decrease in outstanding senior notes as a result of our cash tender offer during the first quarter of 2009 and our open market purchases during the fourth quarter of 2008, (2) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt in the first quarter of 2009 as compared with the same period in 2008 and (3) $687,000 of net interest income as compared to $10,848,000 of net interest expense for the three months ended March 31, 2009 and 2008, respectively, for mark-to-market adjustments on our interest rate collar.

Provision (benefit) for income taxes.  The effective income tax rate for the three months ended March 31, 2009 was 34.0% compared to 65.4% for the three months ended March 31, 2008.  The effective income tax rate for the three months ended March 31, 2008 was significantly higher than the combined federal and state statutory rate of 39.6% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.  The net decrease of 31.4% in the effective income tax rate during the three months ended March 31, 2009 from the rate in the same period in 2008 was primarily due to the $158,061,000 gain on extinguishment of debt realized during the first quarter of 2009.  The tax related to this gain has been computed at the combined federal and state statutory rate of 38.9% and recorded as a discrete item for the three months ended March 31, 2009.  As result of recording the gain, the expected benefit of the tax credit for excess FICA tax on tips is a significantly smaller percentage of pretax income for the three months ended March 31, 2009 as compared to the expected tax credit benefit as a percentage of the pretax loss for the same period in 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents was $123,088,000 at March 31, 2009 as compared with $271,470,000 at December 31, 2008.  This decrease was primarily due to our cash tender offer in the first quarter of 2009 in which we paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We funded the tender offer with (i) cash on hand and (ii) proceeds from a $47,000,000 contribution from our direct owner, OSI HoldCo, Inc. (“OSI HoldCo”), (see “Credit Facilities” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). In addition, we paid $33,311,000 upon termination of our guarantee obligation for T-Bird Nevada, LLC (“T-Bird”) by purchasing the note and all related rights from the lender in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and paid approximately $30,000,000 of Accounts payable from December 31, 2008 that was delayed until the beginning of 2009 (which under our historic practices would have been paid by December 31, 2008).

Working capital (deficit) totaled ($183,673,000) and ($204,528,000) at March 31, 2009 and December 31, 2008, respectively, and included Unearned revenue from gift cards of $140,225,000 and $212,677,000 at March 31, 2009 and December 31, 2008, respectively.

Current liabilities totaled $492,663,000 at March 31, 2009 as compared with $663,898,000 at December 31, 2008 with the decrease primarily due to an $81,586,000 decrease in Accounts payable and a $72,452,000 decrease in Unearned revenue.  The decline in Accounts payable is due to the normal seasonal pattern combined with a reduction in purchasing volume, price savings realized from certain costs savings initiatives and the aforementioned delay in Accounts payable payments.  The decrease in Unearned revenue is due to the typical seasonal pattern.  The decline in current liabilities also resulted from the termination of our $33,283,000 guarantee obligation for T-Bird in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The decline in Long-term debt to $1,476,059,000 at March 31, 2009 from $1,721,179,000 at December 31, 2008 was a result of our cash tender offer in the first quarter of 2009 in which we accepted for purchase $240,145,000 in principal amount of our senior notes.

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

The ongoing disruptions in the financial markets and adverse changes in the economy have created a challenging environment for us and for the restaurant industry and may limit our liquidity.  During 2008, we incurred goodwill and intangible asset impairment charges of $604,071,000 and $46,420,000, respectively, which were recorded during the second and fourth quarters of 2008, and restaurant impairment charges of $65,767,000.  During the three months ended March 31, 2009, we recorded a provision for impaired assets and restaurant closings of $7,136,000.  In 2008, we experienced downgrades in our credit ratings, and we continue to experience declining restaurant sales and be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers.  Additionally, our substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, we accelerated existing initiatives and implemented new measures in 2008 to manage liquidity.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

We have implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  We developed new menu items to appeal to value-conscious consumers and have used marketing campaigns to promote these items.  Additionally, interest expense is expected to decline significantly in future periods as a result of the completion of a cash tender offer that significantly reduced the aggregate principal amount outstanding of our senior notes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Based on anticipated revenues and cash flows, we believe that the implemented initiatives and measures noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on results of actions taken, our knowledge of the economic trends and the declines in sales at our restaurants combined with our attempts to mitigate the impact of those declines.  However, further deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

Continued deterioration in the financial markets could adversely affect our ability to borrow under our revolving credit facilities.  At this time, none of our institutional lenders on our senior secured credit facilities have failed.  During the first quarter of 2009, we did not borrow from our working capital revolving credit facility or from our pre-funded revolving credit facility.  At March 31, 2009, our outstanding balances on the working capital revolving credit facility and on the pre-funded revolving credit facility were $50,000,000 and $12,000,000, respectively.  In April 2009, we repaid outstanding loans under the pre-funded revolving credit facility and funded our capital expenditures account using 100% of our “annual true cash flow,” as required and defined in the credit agreement.

At March 31, 2009 and December 31, 2008, our Moody’s Applicable Corporate Rating was Caa1, and our Standard & Poor’s corporate credit rating was B-.  Our credit agreement does not penalize us for a downgrade in our credit ratings.  We have not experienced a material change and do not anticipate experiencing a material change in vendor pricing or supply as a result of our credit ratings from Standard and Poor’s and Moody’s Investors Service.

Our current credit ratings, possible future downgrades in our credit ratings and further disruptions in the financial markets could affect our ability to obtain future credit and the cost of that credit.  On April 1, 2009, a $24,500,000 line of credit that we guarantee expired and was amended with a revised termination date of April 15, 2013 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a long-term contingent obligation and a loss from this guarantee of $24,500,000 in our consolidated financial statements at and for the three months ended March 31, 2009.  At this time, we believe we have sufficient liquidity from our cash, short-term investments, restricted cash and available borrowing capacity on our revolving credit facilities to allow us to perform under the guarantee, if necessary.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

In January 2009, we received notice that an event of default had occurred in connection with an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date, and this balance was recorded in “Current portion of guaranteed debt” on our Consolidated Balance Sheet at December 31, 2008.  On February 17, 2009, we terminated our guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest. We consolidate T-Bird and the related T-Bird Loans and, in anticipation of receiving a notice of default subsequent to the end of the year, recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  On February 19, 2009, we filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.

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

Variable interest rates on the senior secured term loan facility declined slightly during the three months ended March 31, 2009 (between 2.81% at December 31, 2008 and 2.69% at March 31, 2009).  The amount of required interest payments on our debt will change as future interest rates fluctuate, without considering the effects of the interest rate collar. Between November 18, 2008 and November 21, 2008, in an effort to deleverage and reduce interest expense, we purchased and extinguished $61,780,000 in aggregate principal amount of our senior notes at a significant discount on the open market.  On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Current market conditions have impacted our foreign currency exchange rates.  These rates have stabilized during the first quarter of 2009.  However, we may experience declines in our international operating results during the remainder of 2009, primarily due to the depreciation of foreign currency exchange rates for certain countries in which we operate.

The challenging economy may adversely affect our suppliers and other third-party service providers.  At this time, however, we do not anticipate an interruption in supplies from our most significant vendors.  In the first quarter of 2009, we committed $6,135,000 of our working capital revolving credit facility for the issuance of letters of credit.  This was primarily for a $6,000,000 letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction.  Subsequent to the end of the first quarter of 2009, we committed an additional $1,311,000 of our working capital revolving credit facility for the issuance of letters of credit.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $70,746,000, which is $4,254,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  If requests for letters of credit exceed the remaining availability on our working capital revolving credit facility, then we may have to use cash to fulfill our collateral requirements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

Our insurance reserves have not been affected by the disruptions in the financial markets, and we anticipate being able to renew our policies.  Any changes in our counterparty credit risk for our interest rate collar have been accounted for in the fair value measurement of the derivative (see “Fair Value Measurements” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  As of March 31, 2009 and December 31, 2008, the fair value of the interest rate collar derivative, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $26,586,000 and $28,857,000, respectively.  As of March 31, 2009 and December 31, 2008, we were not required to post and did not post any collateral related to our interest rate collar.  Our agreement with our counterparty for the interest rate collar contains a provision in which we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.  The termination value for such a settlement would have been $26,586,000 at March 31, 2009.

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements will depend partially on our ability to achieve anticipated levels of revenue and cash flow and to manage costs.  If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face a substantial liquidity shortfall and might be required to dispose of material assets or operations, or take other actions, to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities, as described below, would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.  See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”).

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At March 31, 2009, we were in compliance with our covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to successfully reduce our costs, implement efficiency programs and improve our working capital management.  If, as a result of the economic challenges described above or otherwise, our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  In the event of this occurrence, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $15,191,000 and $30,935,000 for the three months ended March 31, 2009 and 2008, respectively.   We estimate that our capital expenditures will total approximately $60,000,000 to $70,000,000 in 2009. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2009.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Net cash used in operating activities	$(66,478)	$(3,840)
Net cash used in investing activities	(11,478)	(29,244)
Net cash used in financing activities	(70,426)	(5,466)
Net decrease in cash and cash equivalents	$(148,382)	$(38,550)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2009 was $66,478,000 compared to $3,840,000 for the same period in 2008.  The increase in cash used in operating activities was primarily attributable to an increase in payments made on accounts payable, an increase in gift card redemptions and changes in timing of advertising and interest payments between periods and is partially offset by decreases in inventory during the first quarter of 2009 as compared to the first quarter of 2008.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2009 was $11,478,000 compared to $29,244,000 for the same period in 2008. Net cash used in investing activities for the three months ended March 31, 2009 was primarily attributable to capital expenditures of $15,191,000.  Net cash used in investing activities for this period was partially offset by the $2,829,000 net difference between restricted cash received and restricted cash used and was primarily related to the conversion of restricted cash designated for property taxes to cash.  Net cash used in investing activities for the three months ended March 31, 2008 primarily included capital expenditures of $30,935,000.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2009 was $70,426,000 compared to $5,466,000 for the same period in 2008.  Net cash used in financing activities during the three months ended March 31, 2009 was primarily attributable to (1) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (2) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird and (3) repayments of long-term debt of $5,951,000.  This was partially offset by a $47,000,000 contribution from OSI HoldCo, our direct owner, to partially fund our extinguishment of a portion of our senior notes.  Net cash used in financing activities for the three months ended March 31, 2008 was primarily attributable to repayments of long-term debt of $4,170,000.

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

Our non-core concepts include Roy’s and Cheeseburger in Paradise.  Our long-range plan is to exit our Roy’s concept, but we do not have an established timeframe within which this will occur.  During the first quarter of 2009, we continued to market our Cheeseburger in Paradise concept for sale.  As of March 31, 2009, we determined that our Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).  However, if these criteria are met in the future, we may need to record an impairment loss in our Consolidated Statement of Operations, and this impairment loss may be material to our consolidated financial statements.  In May 2009, we executed a letter of intent to sell our Cheeseburger in Paradise concept for $2,000,000 to an entity to be formed and controlled by Steve Overholt, President of the concept.

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at March 31, 2009 and December 31, 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.50% to 1.74% and from 0.44% to 1.75% at March 31, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2009 and December 31, 2008).

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Additionally, we will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2009, we repaid our pre-funded revolving credit facility outstanding loan balance.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,181,725,000 and $1,185,000,000 at March 31, 2009 and December 31, 2008, respectively.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At March 31, 2009 and December 31, 2008, the outstanding balance was $50,000,000.  In addition to outstanding borrowings at March 31, 2009 and December 31, 2008, $69,435,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, in the development of Roy's restaurants, (iii) $6,000,000 of the credit facility at March 31, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $1,395,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  Subsequent to the end of the first quarter of 2009, we committed an additional $1,311,000 of our working capital revolving credit facility for the issuance of letters of credit.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $70,746,000, which is $4,254,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once we fully utilize $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At March 31, 2009 and December 31, 2008, we had fully utilized all of our restricted cash for capital expenditures, and we had borrowed $12,000,000 from our pre-funded revolving credit facility.  This borrowing is recorded in “Current portion of long-term debt” in our Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, as we were required to repay this outstanding loan in April 2009 using our “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25 to1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement). Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At March 31, 2009, we were in compliance with our debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

The obligations under our senior secured credit facilities are guaranteed by each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, our direct owner and an  indirect, wholly-owned subsidiary of our Ultimate Parent.  Subject to the conditions described below, the obligations are secured by a perfected security interest in substantially all of our assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of substantially all of our domestic wholly-owned subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries that are directly owned by us, OSI HoldCo, or a Guarantor.  Also, we are required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of our consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of our Company-wide consolidated EBITDA.

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

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility.  As of March 31, 2009 and December 31, 2008, all of our consolidated subsidiaries were restricted subsidiaries. The senior notes are general, unsecured senior obligations of us, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The senior notes are effectively subordinated to all of our, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The senior notes are senior in right of payment to all of our, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

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

In accordance with the terms of the senior notes and the senior secured credit facility, our restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, we are permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  In April 2009, one of our restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.

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

Upon a change in control as defined in the indenture, we would be required to make an offer to purchase all of the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.  If we were required to make this offer, we may not have sufficient financial resources to purchase all of the senior notes tendered and may be limited by our senior secured facilities from doing so.  See “Risk Factors” in our 2008 10-K for additional information.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes for $11,711,000, representing an average of 19.0% of face value, and $2,729,000 of accrued interest.

On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest. The tender offer was made upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 18, 2009, as amended March 5 and March 20, 2009, and the related Letter of Transmittal.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes.  We paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the three months ended March 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer. The principal balance of senior notes outstanding at March 31, 2009 and December 31, 2008 was $248,075,000 and $488,220,000, respectively. The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.  Annual interest expense will be reduced by approximately $30,000,000 as a result of the extinguishment of our senior notes through our open market purchases and our tender offer.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We were the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At December 31, 2008, the outstanding balance on the line of credit was approximately $33,283,000 and was included in our Consolidated Balance Sheet. T-Bird used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which currently own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

On January 12, 2009, we received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, we terminated our guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest. In anticipation of receiving a notice of default subsequent to the end of the year, we recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008. Since T-Bird defaulted on its line of credit, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, we filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.

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

As a result of the lawsuits described above, we had to make certain assumptions and estimates in our consolidation of T-Bird at and for the three months ended March 31, 2009, as T-Bird did not provide us with financial statements for the first quarter of 2009.  We are not aware of any events or transactions for T-Bird that are not reflected in our consolidated financial statements at and for the three months ended March 31, 2009 that would materially affect these financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

The consolidated financial statements include the accounts and operations of our Roy’s consolidated venture in which we have a less than majority ownership. We consolidate this venture because we control the executive committee (which functions as a board of directors) through representation on the board by related parties, and we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated venture have been funded by loans to the partner from a third party which we are required to guarantee.  The guarantee provides us control through our collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this venture, it is included in our consolidated financial statements. The portion of income or loss attributable to the noncontrolling interest is eliminated in the line item in our Consolidated Statements of Operations entitled “Net income attributable to the noncontrolling interest.” All material intercompany balances and transactions have been eliminated.

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2009 and December 31, 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  As of March 31, 2009, we have made interest payments, paid line of credit renewal fees and have made capital expenditures for additional restaurant development on behalf of RY-8 totaling approximately $4,622,000 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.  We recorded a long-term contingent obligation and a loss from this guarantee of $24,500,000 in our consolidated financial statements at and for the three months ended March 31, 2009.  At March 31, 2009 and December 31, 2008, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

Our Korean subsidiary is the guarantor of debt owed by landlords of two of our Outback Steakhouse restaurants in Korea.  We are obligated to purchase the building units occupied by our two restaurants in the event of default by the landlords on their debt obligations, which were approximately $1,000,000 and $1,100,000 as of March 31, 2009 $1,100,000 and $1,200,000 as of December 31, 2008.  Under the terms of the guarantees, our monthly rent payments are deposited with the lender to pay the landlords’ interest payments on the outstanding balances.  The guarantees are in effect until the earlier of the date the principal is repaid or the entire lease term of ten years for both restaurants, which expire in 2014 and 2016.  The guarantees specify that upon default the purchase price would be a maximum of 130% of the landlord’s outstanding debt for one restaurant and the estimated legal auction price for the other restaurant, approximately $1,300,000 and $1,600,000, respectively, as of March 31, 2009 and approximately $1,400,000 and $1,700,000, respectively, as of December 31, 2008.  If we were required to perform under either guarantee, we would obtain full title to the corresponding building unit and could liquidate the property, each having an estimated fair value of approximately $2,100,000 and $1,900,000, respectively, as of March 31, 2009 and approximately $2,300,000 and $2,100,000, respectively, as of December 31, 2008.  We have considered these guarantees and accounted for them in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  We have various depository and banking relationships with the lender.

We are not aware of any non-compliance with the underlying terms of the borrowing agreements for which we currently provide a guarantee that would result in us having to perform in accordance with the terms of the guarantee.

FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, we incorporate assumptions that market participants would use in pricing the asset or liability, and utilize market data to the maximum extent possible. In accordance with SFAS No. 157, measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid $3,834,000 of interest expense for the three months ended March 31, 2009 as a result of the quarterly expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  We included $23,598,000 and $24,285,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively, and included $687,000 of net interest income and $10,848,000 of net interest expense for the three months ended March 31, 2009 and 2008, respectively, in the line item “Interest expense” in our Consolidated Statement of Operations for the mark-to-market effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $2,939,000 and $4,529,000 decreased the liability recorded as of March 31, 2009 and December 31, 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS (continued)

The valuation of our interest rate collar is based on a discounted cash flow analysis of the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although we have determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we have determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Additionally, our restaurants are dependent upon energy to operate and are affected by changes in energy prices, including natural gas.  We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  The valuation of our natural gas derivatives is based on quoted exchange prices and is classified in Level 2 of the fair value hierarchy.

Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.   We enter into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effects of this derivative instrument were immaterial to our financial statements for all periods presented.

We invest our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at March 31, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, we have determined that the majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.  As of March 31, 2009, $29,963,000 of our money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds.  This program expires on September 18, 2009.

In accordance with SFAS No. 144, we recorded $5,130,000 of impairment charges as a result of the fair value measurement of our long-lived assets held and used on a nonrecurring basis during the three months ended March 31, 2009.

We used a discounted cash flow model to estimate the fair value of these long-lived assets at March 31, 2009.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results. As a result, we have determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

As of March 31, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,541,000, of which approximately $12,304,000 and $71,237,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of March 31, 2009 and December 31, 2008, we had approximately $57,767,000 and $59,086,000, respectively, in various corporate owned life insurance policies and another $290,000 and $2,579,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is $4,909,000 and $4,587,000 as of March 31, 2009 and December 31, 2008, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

As of March 31, 2009 and December 31, 2008, there is approximately $31,792,000 and $28,501,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of future cash resources.

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

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. Beginning January 1, 2009, we applied SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

 In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact our consolidated financial statements.  In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 provides additional guidance on measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability, and for identifying transactions that are not orderly.  The guidance for FSP SFAS No. 157-4 also emphasizes that the objective of a fair value measurement will remain in accordance with SFAS No. 157’s provisions, even when there has been a significant decrease in market activity and regardless of the valuation technique used.   FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  We do not expect FSP SFAS No. 157-4 to materially affect our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141(R)-1”), which amends and clarifies the provisions in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  The provisions of FSP SFAS No. 141(R)-1 are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R and FSP SFAS No. 141(R)-1 on January 1, 2009 did not have an effect on our consolidated financial statements, as we did not engage in any business combinations during the three months ended March 31, 2009.  SFAS No. 141R and FSP SFAS No. 141(R)-1 will only impact our accounting should we acquire any businesses in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of SFAS No. 160 have been applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP. The adoption of FSP SFAS No. 142-3 on January 1, 2009 did not have a material impact on our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which provides guidance on and clarification of accounting and impairment considerations involving equity method investments under SFAS No. 141R and SFAS No. 160.  EITF No. 08-6 provides guidance on how the equity method investor should initially measure the equity method investment, account for impairment charges of the equity method investment and account for a share issuance by the investee.  The adoption of EITF No. 08-6 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods.  The provisions of FSP SFAS No. 107-1 and APB Opinion No. 28-1 are effective for interim reporting periods ending after June 15, 2009.  We do not expect FSP SFAS No. 107-1 and APB Opinion No. 28-1 to materially affect our consolidated financial statements.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement (continued)

(v)	Our results can be affected by consumer reaction to public health issues such as an outbreak of H1N1 flu (swine flu);

(vi)	Our results can be affected by consumer perception of food safety;
(vii)
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

(viii)	Weather and acts of God could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

(ix)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(x)	Minimum wage increases could cause a significant increase in our labor costs; and/or

(xi)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

OSI Restaurant Partners, LLC

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2008.  See “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2009	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)