Form 10-Q
period 2009-06-30
OSI RESTAURANT PARTNERS, LLC
filed 2009-08-14
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

As of August 14, 2009, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2009
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$112,381	$271,470
Current portion of restricted cash	4,324	5,875
Inventories	63,099	84,568
Deferred income tax assets	37,612	35,634
Other current assets	96,225	61,823
Total current assets	313,641	459,370
Property, fixtures and equipment, net	941,432	1,073,499
Investments in and advances to unconsolidated affiliates, net	23,223	20,322
Goodwill	448,722	459,800
Intangible assets, net	600,280	650,431
Other assets, net	153,573	194,473
Total assets	2,480,871	2,857,895
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	104,499	184,752
Sales taxes payable	15,666	16,111
Accrued expenses	199,170	168,095
Current portion of accrued buyout liability	13,174	17,228
Unearned revenue	130,254	212,677
Income taxes payable	696	799
Current portion of long-term debt	79,852	30,953
Current portion of guaranteed debt	-	33,283
Total current liabilities	543,311	663,898
Partner deposit and accrued buyout liability	114,259	107,143
Deferred rent	61,086	50,856
Deferred income tax liability	179,027	199,984
Long-term debt	1,409,619	1,721,179
Guaranteed debt of consolidated joint venture partner	24,500	-
Other long-term liabilities, net	231,075	250,882
Total liabilities	2,562,877	2,993,942
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	711,909	651,043
Accumulated deficit	(792,854)	(788,940)
Accumulated other comprehensive loss	(22,679)	(24,857)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(103,624)	(162,754)
Noncontrolling interest	21,618	26,707
Total deficit	(82,006)	(136,047)
	$2,480,871	$2,857,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues
Restaurant sales	$898,716	$1,010,781	$1,857,795	$2,075,082
Other revenues	7,054	5,727	12,369	10,908
Total revenues	905,770	1,016,508	1,870,164	2,085,990
Costs and expenses
Cost of sales	291,496	355,178	612,835	728,058
Labor and other related	258,394	282,538	527,965	577,039
Other restaurant operating	241,475	262,397	478,224	521,015
Depreciation and amortization	43,479	46,990	89,851	94,041
General and administrative	71,114	54,306	129,597	126,480
Loss on contingent debt guarantee	-	-	24,500	-
Goodwill impairment	11,078	161,589	11,078	161,589
Provision for impaired assets and restaurant closings	112,206	23,928	119,342	27,592
Loss (income) from operations of unconsolidated affiliates	355	(2,368)	(117)	(3,245)
Total costs and expenses	1,029,597	1,184,558	1,993,275	2,232,569
Loss from operations	(123,827)	(168,050)	(123,111)	(146,579)
Gain on extinguishment of debt	-	-	158,061	-
Other income (expense), net	2,466	(3,805)	(3,194)	(3,805)
Interest income	63	1,660	258	2,447
Interest expense	(22,934)	(21,960)	(49,944)	(69,787)
Loss before benefit from income taxes	(144,232)	(192,155)	(17,930)	(217,724)
Benefit from income taxes	(56,177)	(14,751)	(13,287)	(31,482)
Net loss	(88,055)	(177,404)	(4,643)	(186,242)
Less: net (loss) income attributable to noncontrolling interest	(1,794)	(739)	(729)	120
Net loss attributable to OSI Restaurant Partners, LLC	$(86,261)	$(176,665)	$(3,914)	$(186,362)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Stock-based compensation	-	-	13,866	-	-	-	13,866
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net loss	-	-	-	(3,914)	-	(729)	(4,643)
Foreign currency translation adjustment	-	-	-	-	2,178	-	2,178
Total comprehensive loss	-	-	-	-	-	-	(2,465)
Distributions to noncontrolling interest	-	-	-	-	-	(4,700)	(4,700)
Contributions from noncontrolling interest	-	-	-	-	-	340	340
Balance, June 30, 2009	100	$-	$711,909	$(792,854)	$(22,679)	$21,618	$(82,006)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2007	100	$-	$641,647	$(40,055)	$(2,200)	$34,862	$634,254
Adjustment for EITF No. 06-4 adoption	-	-	-	(9,477)	-	-	(9,477)
Stock-based compensation	-	-	3,542	-	-	-	3,542
Net (loss) income	-	-	-	(186,362)	-	120	(186,242)
Foreign currency translation adjustment	-	-	-	-	(6,771)	-	(6,771)
Total comprehensive loss	-	-	-	-	-	-	(193,013)
Distributions to noncontrolling interest	-	-	-	-	-	(4,955)	(4,955)
Contributions from noncontrolling interest	-	-	-	-	-	445	445
Balance, June 30, 2008	100	$-	$645,189	$(235,894)	$(8,971)	$30,472	$430,796

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows used in operating activities:
Net loss	$(4,643)	$(186,242)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	89,851	94,041
Amortization of deferred financing fees	4,480	5,535
Amortization of capitalized gift card sales commissions	5,368	-
Goodwill impairment	11,078	161,589
Provision for impaired assets and restaurant closings	119,342	27,592
Stock-based and other non-cash compensation expense	28,796	18,241
Income from operations of unconsolidated affiliates	(117)	(3,245)
Change in deferred income taxes	(23,232)	(38,243)
Loss (gain) on disposal of property, fixtures and equipment	2,391	(1,794)
Unrealized gain on derivative financial instruments	(1,086)	(1,611)
(Gain) loss on life insurance investments	(2,915)	3,642
Gain on restricted cash investments	(8)	(461)
Loss on contingent debt guarantee	24,500	-
Gain on extinguishment of debt	(158,061)	-
Gain on disposal of subsidiary	(2,001)	-
Allowance for receivables	2,508	-
Change in assets and liabilities:
Decrease (increase) in inventories	21,397	(2,532)
(Increase) decrease in other current assets	(13,370)	2,208
Decrease in other assets	4,226	8,103
Increase (decrease) in accrued interest payable	4,903	(1,490)
Decrease in accounts payable, sales taxes
payable and accrued expenses	(70,421)	(54,339)
Increase in deferred rent	10,264	16,001
Decrease in unearned revenue	(82,255)	(69,815)
Decrease in income taxes payable	(59)	(1,461)
(Decrease) increase in other long-term liabilities	(11,031)	1,450
Net cash used in operating activities	(40,095)	(22,831)
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(6,571)	(652)
Proceeds from sale of Company-owned life insurance	9,657	-
Acquisitions of liquor licenses	(19)	(1,702)
Capital expenditures	(32,641)	(60,232)
Proceeds from the sale of property, fixtures and equipment	961	9,753
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	17,150	94,445
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(15,869)	(92,171)
Payments from unconsolidated affiliates	-	1,490
Net cash used in investing activities	$(27,332)	$(49,069)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$700	$310
Repayments of long-term debt	(23,851)	(8,790)
Extinguishment of senior notes	(75,967)	-
Deferred financing fees	(155)	-
Purchase of note related to guaranteed debt for consolidated affiliate	(33,283)	-
Contribution from OSI HoldCo, Inc.	47,000	-
Contributions from noncontrolling interest	340	445
Distributions to noncontrolling interest	(4,700)	(4,955)
Repayment of partner deposit and
accrued buyout contributions	(2,463)	(10,308)
Receipt of partner deposit and
accrued buyout contributions	1,854	4,064
Net cash used in financing activities	(90,525)	(19,234)
Effect of exchange rate changes on cash and cash equivalents	(1,137)	-
Net decrease in cash and cash equivalents	(159,089)	(91,134)
Cash and cash equivalents at the beginning of the period	271,470	171,104
Cash and cash equivalents at the end of the period	$112,381	$79,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,200	$66,928
Cash paid for income taxes, net of refunds	7,359	235

Supplemental disclosures of non-cash items:
Conversion of partner deposit and accrued buyout
liability to notes	$635	$2,955
Acquisitions of property, fixtures and equipment
through accounts payable	2,255	2,881
Litigation liability and insurance receivable	20,300	10,791

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

The total purchase price for the Merger was approximately $3.1 billion, and it was financed by borrowings under senior secured credit facilities and proceeds from the issuance of senior notes (see Note 10), proceeds from the sale-leaseback transaction with Private Restaurant Properties, LLC (“PRP”), an investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  It requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of SFAS No. 160 have been applied retrospectively, and the Company’s consolidated financial statements have been recharacterized accordingly.  Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

The Company owns and operates casual and upscale casual dining restaurants primarily in the United States.  The Company’s concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar, Roy’s and Cheeseburger in Paradise.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

Revisions

Certain prior year amounts shown in the accompanying Consolidated Statements of Cash Flows in the consolidated financial statements have been revised to correctly reflect the 2009 presentation and are deemed not to be material to the Consolidated Statements of Cash Flows. These revisions had no effect on total assets, total liabilities, total deficit or net loss.  The Company has revised its Consolidated Statements of Cash Flows to reflect “Purchases of Company-owned life insurance” separately as investing cash flows rather than combined in “Decrease in other assets” as operating cash flows.  This change caused the line items “Decrease in other assets” and “Net cash used in investing activities” to increase by $652,000 and the line item “Net cash used in operating activities” to decrease by $652,000 for the six months ended June 30, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation (continued)

Economic Outlook

The ongoing disruptions in the financial markets and adverse changes in the economy have created a challenging environment for the Company and for the restaurant industry, and these factors have limited and may continue to limit the Company’s liquidity.  During 2008, the Company incurred goodwill impairment charges of $604,071,000, intangible asset impairment charges of $46,420,000 and restaurant impairment charges of $65,767,000, such that at December 31, 2008, the Company had a Total OSI Restaurant Partners, LLC unitholder’s deficit of $162,754,000.  During the six months ended June 30, 2009, the Company incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,016,000, the majority of which were recorded during the second quarter of 2009, and restaurant impairment charges of $76,326,000, such that at June 30, 2009, the Company had a Total OSI Restaurant Partners, LLC unitholder’s deficit of $103,624,000.  In 2008, the Company experienced downgrades in its credit ratings, and it continues to experience declining restaurant sales and be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of the Company’s third-party vendors and other service providers.  Additionally, the Company’s substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, the Company accelerated existing initiatives and implemented new measures in 2008 to manage liquidity.  The Company has continued these measures and implemented additional measures in 2009.

The Company has implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  The Company developed new menu items to appeal to value-conscious consumers and has used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the six months ended June 30, 2009 as compared to the same period in 2008 due to (i) a significant decrease in outstanding senior notes as a result of the Company’s open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (ii) an overall decline in the variable interest rates on the Company’s senior secured term loan facility and other variable-rate debt (see Note 10).

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

The Company believes that its implemented initiatives will allow it to appropriately manage its liquidity to meet its debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  The Company’s anticipated revenues and cash flows have been estimated based on results of actions taken, its knowledge of the economic trends and the declines in sales at its restaurants combined with its attempts to mitigate the impact of those declines.  However, further deterioration in excess of the Company’s estimates could cause a material adverse impact on its business, liquidity and financial position.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  Beginning January 1, 2009, the Company applied SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  See Note 4 for the Company’s disclosure requirements and accounting effect of the adoption of SFAS No. 157 on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact the Company’s consolidated financial statements.  In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 provides additional guidance on measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability, and for identifying transactions that are not orderly.  The guidance for FSP SFAS No. 157-4 also emphasizes that the objective of a fair value measurement will remain in accordance with SFAS No. 157’s provisions, even when there has been a significant decrease in market activity and regardless of the valuation technique used.   The adoption of FSP SFAS No. 157-4 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141(R)-1”), which amends and clarifies the provisions in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  The provisions of FSP SFAS No. 141(R)-1 are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R and FSP SFAS No. 141(R)-1 on January 1, 2009 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during the six months ended June 30, 2009.  SFAS No. 141R and FSP SFAS No. 141(R)-1 will only impact the Company’s accounting should it acquire any businesses in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 161 is intended to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures.  SFAS No. 161 requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 5 for the Company’s disclosures required by the adoption of SFAS No. 161.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 4 for the Company’s disclosures required by the adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS No. 165 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements. See Note 17 for the Company’s disclosures required by the adoption of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). SFAS No. 167 amends revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS No. 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact that SFAS No. 167 will have on its financial statements, as it has variable interest entities that may be affected by the adoption of SFAS No. 167 (see Note 16).

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to materially affect its consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.            Stock-based Compensation Plans

The Company’s Ultimate Parent has adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) which permits the grant of stock options and restricted stock of KHI to Company management and other key employees. As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded by the Company, where applicable.

On June 14, 2009 and 2008, 2,978,437 and 941,512 shares of KHI restricted stock, respectively, issued to four of the Company’s executive officers and other members of management vested either pursuant to the terms of the applicable restricted stock agreements or pursuant to amendments to restricted stock agreements referred to below. The shares of restricted stock that vested were originally “rolled over” from OSI Restaurant Partners, Inc. in conjunction with the Merger or issued under a separate agreement and were not issued under the KHI Equity Plan.  In accordance with the terms of the applicable restricted stock agreements, KHI loaned an aggregate of approximately $3,332,000 and $2,067,000 to these individuals in June 2009 and July 2008, respectively, for their personal income tax obligations that resulted from vesting.  The loans are full recourse and are also collateralized by the vested shares of KHI restricted stock.  The Company recorded $11,824,000 and $13,549,000 of compensation expense in its Consolidated Statements of Operations for the three and six months ended June 30, 2009, respectively, and $1,745,000 and $3,489,000 for the three and six months ended June 30, 2008, respectively, for the vesting of KHI restricted stock.

During the second quarter of 2009, the restricted stock and stock option agreements between KHI and three of the Company’s named executive officers were amended.  The amendments to the restricted stock agreements accelerated the vesting of these officers’ shares of KHI restricted stock such that they were fully vested on June 14, 2009.  Of the total compensation expense recorded for the vesting of KHI restricted stock during the three months ended June 30, 2009, $10,289,000 (2,036,925 shares) related to the accelerated vesting of the restricted stock held by these officers.  The amendments to the stock option agreements eliminated a call provision that allowed KHI to repurchase all shares acquired by the executives upon exercise of stock options following termination of employment. In accordance with SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as a result of the call provision, the Company historically has not recorded any compensation expense relating to these stock options.  Since the call provision has been removed for these officers, the Company recorded $317,000 of compensation expense for the vested stock options in its Consolidated Statements of Operations for the three and six months ended June 30, 2009 and will continue to record compensation expense in future periods through the applicable vesting dates.  The amended stock option agreements also contain provisions that extend the stock option exercise period for each of these officers under certain circumstances.  Further, the amendments add a provision that upon retirement, the number of options to be fully vested and exercisable shall be the greater of (i) the amount of options that are vested and exercisable as of the officer’s separation date or (ii) 40%, 60% or 100% of the officer’s options, depending on the officer.

Due to the retirement of one of these named executive officers on July 1, 2009, 275,530 stock options were forfeited subsequent to the end of the second quarter of 2009.  Additionally, this officer’s stock option agreement was further amended to require the officer to pay to the Company any future sales proceeds from the officer’s sales of KHI stock acquired upon exercise of the options in excess of $20.00 per share, less the taxes that must be paid by the officer on the proceeds in excess of $20.00 per share.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The Company invests its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at June 30, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, the Company has determined that the majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.  As of June 30, 2009, $30,968,000 of the Company’s money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds.  This program expires on September 18, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

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

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the Company’s money market funds and derivative financial instruments measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	JUNE 30,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$31,939	$-	$31,939	$-
Liabilities:
Derivative financial instruments	$24,340	$-	$24,340	$-

A SFAS No. 157 credit valuation adjustment of $1,652,000 decreased the liability recorded for the interest rate collar as of June 30, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	THREE MONTHS ENDED
	JUNE 30,				TOTAL
	2009	LEVEL 1	LEVEL 2	LEVEL 3	LOSSES

Long-lived assets held and used	$3,912	$-	$-	$3,912	$69,716
Goodwill	368,628	-	-	368,628	11,078
Indefinite-lived intangible assets	362,000	-	-	362,000	36,000

	SIX MONTHS ENDED
	JUNE 30,				TOTAL
	2009	LEVEL 1	LEVEL 2	LEVEL 3	LOSSES

Long-lived assets held and used	$4,623	$-	$-	$4,623	$74,846
Goodwill	368,628	-	-	368,628	11,078
Indefinite-lived intangible assets	362,000	-	-	362,000	36,000

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company recorded $69,716,000 and $74,846,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the three and six months ended June 30, 2009, respectively.  Due to the pending sale of its Cheeseburger in Paradise concept, the Company recorded a $45,962,000 impairment charge (included in the totals above) during the second quarter of 2009 in order to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value (see Note 7).  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept at June 30, 2009.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the table above at June 30, 2009.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), and as a result of the Company’s annual impairment test in the second quarter, the Company recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the three and six months ended June 30, 2009.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis (continued)

The following table presents the range of assumptions the Company used to derive its fair value estimates among its reporting units during the impairment test conducted in the second quarter of 2009.

ASSUMPTIONS
	GOODWILL	TRADE NAMES
Weighted-average cost of capital	12.5% - 15.0%	13.0% - 14.0%
Long-term growth rates	3.0%	3.0%
Annual revenue growth rates	(6.9)% - 12.0%	(3.9)% - 5.0%

FSP SFAS No. 107-1 and APB Opinion No. 28-1

During the second quarter of 2009, the Company adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 which requires disclosures about the fair value of financial instruments for interim reporting periods.

The Company’s non-derivative financial instruments at June 30, 2009 and December 31, 2008 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at June 30, 2009 and December 31, 2008 (in thousands):

	JUNE 30,		DECEMBER 31,
	2009		2008
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,178,450	$854,376	$1,185,000	$533,250
Senior secured working capital revolving credit facility	50,000	36,250	50,000	22,500
Senior secured pre-funded revolving credit facility	-	-	12,000	5,400
Senior notes	248,075	173,653	488,220	91,541

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities

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

The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 10).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not enter into financial instruments for trading or speculative purposes.

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

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2008, the Company purchased approximately 90% of its beef raw materials from four beef suppliers who represented 87% of the total beef marketplace in the United States.  In 2009, the Company contracted more than 90% of its beef raw materials from two beef suppliers.  These two beef suppliers represent approximately 47% of the total beef marketplace in the United States.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

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

As of June 30, 2009, the Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company records marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133.

The Company’s objective in using natural gas derivatives is to mitigate some of its overall exposure to material increases in natural gas prices.  As of June 30, 2009, the Company had a notional volume of 155,400 MMBtus in unrealized natural gas swaps.  These natural gas derivatives were a non-designated hedge, and the Company records marked-to-market changes in the fair value of these derivative instruments in earnings in the period of change in accordance with SFAS No. 133.

The following table presents the fair value of the Company’s derivative financial instruments and their classification in its Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	FAIR VALUES OF DERIVATIVE INSTRUMENTS
	ASSET DERIVATIVES				LIABILITY DERIVATIVES
	JUNE 30, 2009		DECEMBER 31, 2008		JUNE 30, 2009		DECEMBER 31, 2008
	BALANCE		BALANCE		BALANCE		BALANCE
	SHEET	FAIR	SHEET	FAIR	SHEET	FAIR	SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated as hedging
instruments under SFAS No. 133
Interest rate collar	Other current assets	$-	Other current assets	$-	Accrued expenses	$23,749	Accrued expenses	$24,285
Natural gas swaps	Other current assets	-	Other current assets	-	Accrued expenses	591	Accrued expenses	1,172
Total derivatives not designated as
hedging instruments under
SFAS No. 133		$-		$-		$24,340		$25,457

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

The following table presents the location and effects of the Company’s derivative financial instruments on its Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	LOCATION OF	AMOUNT OF (LOSS) OR GAIN RECOGNIZED
	(LOSS) OR GAIN	IN INCOME ON DERIVATIVE
DERIVATIVES NOT DESIGNATED	RECOGNIZED IN	THREE MONTHS ENDED		SIX MONTHS ENDED
AS HEDGING INSTRUMENTS	INCOME ON	JUNE 30,		JUNE 30,
UNDER SFAS NO. 133	DERIVATIVE	2009	2008	2009	2008
Interest rate collar	Interest expense	$(4,648)	$11,713	$(7,802)	$857
Natural gas swaps	Other restaurant operating	(65)	821	(651)	921
Total		$(4,713)	$12,534	$(8,453)	$1,778

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contains a provision in which the Company could be declared in default on its derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2009 and December 31, 2008, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $25,467,000 and $28,857,000, respectively.  As of June 30, 2009 and December 31, 2008, the Company was not required to post and did not post any collateral related to this agreement. If the Company breached the agreement’s provision at June 30, 2009, it would be required to settle its obligation under the agreement at its termination value of $25,467,000.

6.           Other Current Assets

Other current assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Prepaid expenses	$25,916	$14,664
Accounts receivable	25,167	25,296
Accounts receivable - franchisees, net	4,868	4,476
Insurance receivable	20,300	-
Other current assets	19,974	17,387
	$96,225	$61,823

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Property, Fixtures and Equipment, Net

	JUNE 30,	DECEMBER 31,
	2009	2008
Land	$12,012	$11,957
Buildings and building improvements	392,781	427,348
Furniture and fixtures	192,440	192,331
Equipment	295,729	296,736
Leasehold improvements	372,514	383,313
Construction in progress	11,364	19,036
Less: accumulated depreciation	(335,408)	(257,222)
	$941,432	$1,073,499

In May 2009, the Company executed a letter of intent to sell its Cheeseburger in Paradise concept for $2,000,000 to an entity to be formed and controlled by the president of the concept.  Based on the proposed terms as outlined in the letter of intent, including the Company’s financing of the proposed transaction, the Company determined that its Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144.  In addition, the Company recorded a $45,962,000 impairment charge during the second quarter of 2009 in order to reduce the carrying value of this concept’s assets to their estimated fair market value.  This impairment included $39,169,000 of charges to fixed assets, $5,861,000 of charges to intangible assets and $932,000 of charges to other assets.

During the three and six months ended June 30, 2009, the Company recorded impairment charges and restaurant closing expense (including the Cheeseburger in Paradise fixed asset impairment charges described above) of $68,604,000 and $75,144,000, respectively, and during the three and six months ended June 30, 2008, recorded total impairment charges and restaurant closing expense of $17,429,000 and $21,093,000, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations (see Note 4).  These fixed asset impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill for the six months ended June 30, 2009 is as follows (in thousands):

December 31, 2008	$459,800
Impairment loss	(11,078)
June 30, 2009	$448,722

During the second quarter of 2009, the Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  The Company’s review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values (see Note 4).  The Company also used the discounted cash flow method to determine the fair value of its intangible assets.  Due to poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company recorded an aggregate goodwill impairment loss of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts and impairment charges of $36,000,000 for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names during the three and six months ended June 30, 2009. The Company also recorded impairment charges of $6,670,000 and $7,016,000 for other intangible assets for the three and six months ended June 30, 2009, respectively.  The Company recorded goodwill and intangible asset impairment charges of $161,589,000 and $6,499,000, respectively, during the three and six months ended June 30, 2008.

At June 30, 2009, remaining goodwill by reporting unit is as follows (in thousands):

JUNE 30, 2009
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

9.           Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Accrued payroll and other compensation	$73,719	$66,057
Accrued insurance	43,796	19,480
Other accrued expenses	81,655	82,558
	$199,170	$168,095

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Senior secured term loan facility, interest rate of 2.63% at June 30, 2009
and 2.81% at December 31, 2008	$1,178,450	$1,185,000
Senior secured working capital revolving credit facility, interest rate of 2.63% at
June 30, 2009 and 2.81% at December 31, 2008	50,000	50,000
Senior secured pre-funded revolving credit facility, interest rate of 2.81%
at December 31, 2008	-	12,000
Senior notes, interest rate of 10.00% at June 30, 2009 and December 31, 2008	248,075	488,220
Other notes payable, uncollateralized, interest rates ranging from 1.21% to 7.30%
at June 30, 2009 and 2.28% to 7.30% at December 31, 2008	8,021	11,987
Sale-leaseback obligations	4,925	4,925
Guaranteed debt of consolidated joint venture partner	24,500	-
Guaranteed debt of consolidated affiliate	-	33,283
	1,513,971	1,785,415
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(79,852)	(30,953)
Less: guaranteed debt	(24,500)	(33,283)
Long-term debt of OSI Restaurant Partners, LLC	$1,409,619	$1,721,179

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at June 30, 2009 and December 31, 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 1.11% and from 0.44% to 1.75% at June 30, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2009 and December 31, 2008).

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

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,178,450,000 and $1,185,000,000 at June 30, 2009 and December 31, 2008, respectively.  The Company has classified $75,000,000 of its term loans as current at June 30, 2009 due to its prepayment requirements.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At June 30, 2009 and December 31, 2008, the outstanding balance was $50,000,000.  In addition to outstanding borrowings at June 30, 2009 and December 31, 2008, $70,770,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (iii) $6,000,000 of the credit facility at June 30, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $2,730,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  As of June 30, 2009, the Company’s total outstanding letters of credit were $4,230,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once the Company fully utilizes $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At June 30, 2009 and December 31, 2008, the Company had fully utilized all of its restricted cash for capital expenditures, and at December 31, 2008, it had borrowed $12,000,000 from its pre-funded revolving credit facility.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2008, as the Company was required to repay this outstanding loan in April 2009 using its “annual true cash flow,” as defined in the credit agreement.  At June 30, 2009, no draws were outstanding on the pre-funded revolving credit facility.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Subsequent to the end of the second quarter of 2009, the Company drew $7,700,000 from its pre-funded revolving credit facility.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25 to 1.00, the Company’s MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The Company’s senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.

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

In accordance with the terms of the senior notes and the senior secured credit facility, the Company’s restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, the Company is permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement. As of December 31, 2008, all of the Company’s consolidated subsidiaries were restricted subsidiaries.  In April 2009, one of the Company’s restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.

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

On February 18, 2009, the Company commenced a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and the Company accepted for purchase $240,145,000 in principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  The Company recorded a gain from the extinguishment of its debt of $158,061,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the six months ended June 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer. The principal balance of senior notes outstanding at June 30, 2009 and December 31, 2008 was $248,075,000 and $488,220,000, respectively. The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 340 restaurant properties that are sub-leased to the Company.

In June 2009, the Company renewed a one-year line of credit with a reduced maximum borrowing amount of 10,000,000,000 Korean won, or $7,784,000 at June 30, 2009 (12,000,000,000 Korean won, or $9,543,000 at December 31, 2008).  The line bears interest at 2.51% and 1.50% over the Korean Stock Exchange three-month certificate of deposit rate (4.92% and 6.94% at June 30, 2009 and December 31, 2008, respectively).  The line matures June 14, 2010.  There were no draws outstanding on this line of credit as of June 30, 2009 and December 31, 2008.

In June 2009, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($3,892,000 and $3,976,000 at June 30, 2009 and December 31, 2008, respectively).  The line bears interest at 2.75% and 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (5.16% and 6.59% at June 30, 2009 and December 31, 2008, respectively) and matures June 14, 2010.  There were no draws outstanding on this line of credit as of June 30, 2009 and December 31, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

DEBT GUARANTEES

The Company was the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird Nevada, LLC (“T-Bird”), which is owned by the principal of each of the Company’s California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR.  The Company was required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At December 31, 2008, the outstanding balance on the line of credit was approximately $33,283,000 and was included in the Company’s Consolidated Balance Sheet. T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates (see Note 14).

As a result of these lawsuits, the Company made certain assumptions and estimates in its consolidation of T-Bird at and for the three and six months ended June 30, 2009, as T-Bird did not provide the Company with financial statements for the first and second quarters of 2009.  The Company is not aware of any events or transactions for T-Bird that are not reflected in the Company’s consolidated financial statements at and for the three and six months ended June 30, 2009 that would materially affect these consolidated financial statements.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At June 30, 2009 and December 31, 2008, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

During the three months ended March 31, 2009, the Company recorded a loss related to this guarantee of $24,500,000 in its Consolidated Statement of Operations based on its determination that a long-term contingent obligation was probable under SFAS No. 5, “Accounting for Contingencies.”  As a result of the amendment of the line of credit and extension of the Company’s guarantee obligation on April 1, 2009, the Company reconsidered its relationship with RY-8 in accordance with FIN 46R during the second quarter of 2009.  The Company determined that RY-8 is a variable interest entity for which the Company is the primary beneficiary (see Note 16).  Therefore, the Company began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt, which is included in the line item “Guaranteed debt of consolidated joint venture partner” in its Consolidated Balance Sheet at June 30, 2009.  No other assets or liabilities have been recorded as a result of consolidating RY-8.

11.           Comprehensive Loss and Foreign Currency Translation and Transactions

Comprehensive loss includes net loss and foreign currency translation adjustments.  Total comprehensive loss for the three months ended June 30, 2009 and 2008 was ($82,278,000), and ($180,346,000), respectively, which included the effect of gains and (losses) from translation adjustments of approximately $5,777,000 and ($2,942,000), respectively.

Total comprehensive loss for the six months ended June 30, 2009 and 2008 was ($2,465,000) and ($193,013,000), respectively, which included the effect of gains and (losses) from translation adjustments of approximately $2,178,000 and ($6,771,000), respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of June 30, 2009 and December 31, 2008.

Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and was a net gain (loss) of $2,466,000 and ($3,194,000) for the three and six months ended June 30, 2009, respectively, and a net loss of $3,805,000 for the three and six months ended June 30, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Income Taxes

As of June 30, 2009 and December 31, 2008, the Company had $18,079,000 and $16,537,000, respectively, of unrecognized tax benefits ($10,414,000 and $10,412,000, respectively, in “Other long-term liabilities” and $7,665,000 and $6,125,000, respectively, in “Accrued expenses”).  Of these amounts, $16,877,000 and $14,710,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items. The Company’s liability for unrecognized tax benefits increased by $1,542,000 during the six months ended June 30, 2009 as a result of an increase for tax positions taken during a prior period.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $6,700,000 to $7,400,000 within the next twelve months after June 30, 2009.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 1999 through 2008.

As of June 30, 2009 and December 31, 2008, the Company accrued $6,929,000 and $5,162,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its Benefit from income taxes and recognized related expense of $969,000 and $1,188,000 for the three and six months ended June 30, 2009, respectively, and expense of $423,000 and $550,000 for the three and six months ended June 30, 2008, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), and it has not changed since the adoption of FIN 48.

The effective income tax rate for the three months ended June 30, 2009 was 38.9% compared to 7.7% for the three months ended June 30, 2008. The net increase of 31.2% in the effective income tax rate was primarily due to a $150,511,000 decrease in Goodwill impairment for the three months ended June 30, 2009 as compared to the same period in 2008. This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners Inc.’s stock.

The effective income tax rate for the six months ended June 30, 2009 was 74.1% compared to 14.5% for the six months ended June 30, 2008.  The effective income tax rate for the six months ended June 30, 2009 was significantly higher than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.  The net increase of 59.6% in the effective income tax rate during the six months ended June 30, 2009 from the rate in the same period in 2008 was primarily due to a $150,511,000 decrease in Goodwill impairment for the six months ended June 30, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc’s stock. This increase was partially offset by applying the combined federal and state statutory tax rate of 38.9% to the $158,061,000 gain on extinguishment of debt realized during the six months ended June 30, 2009. This gain is a discrete item for which deferred taxes are provided for at the combined statutory federal and state income tax rates.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes, a current aggregate outstanding principal amount of $248,075,000, are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse, Carrabba’s Italian Grill and Cheeseburger in Paradise concepts and certain non-restaurant subsidiaries (see Note 10). All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$60,339	$-	$35,232	$16,810	$-	$112,381
Current portion of restricted cash	686	-	3,638	-	-	4,324
Inventories	17,005	-	30,322	15,772	-	63,099
Deferred income tax assets	35,834	-	1,823	(45)	-	37,612
Other current assets	43,716	-	29,663	22,846	-	96,225
Total current assets	157,580	-	100,678	55,383	-	313,641
Property, fixtures and equipment, net	25,936	-	563,193	352,303	-	941,432
Investments in and advances to
unconsolidated affiliates, net	920	-	-	22,303	-	23,223
Investments in subsidiaries	-	-	2,166	-	(2,166)	-
Due from (to) subsidiaries	2,322,175	-	295,168	255,932	(2,873,275)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	438,183	162,097	-	600,280
Other assets, net	89,242	-	20,801	43,530	-	153,573
Total assets	$2,595,853	$-	$1,759,651	$1,000,808	$(2,875,441)	$2,480,871

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$3,301	$-	$67,951	$33,247	$-	$104,499
Sales taxes payable	6	-	11,825	3,835	-	15,666
Accrued expenses	97,616	-	74,834	26,720	-	199,170
Current portion of accrued
buyout liability	-	-	8,456	4,718	-	13,174
Unearned revenue	213	-	100,940	29,101	-	130,254
Income taxes payable	-	-	-	696	-	696
Current portion of long-term debt	75,005	-	3,174	1,673	-	79,852
Total current liabilities	176,141	-	267,180	99,990	-	543,311
Partner deposit and accrued
buyout liability	104	-	87,203	26,952	-	114,259
Deferred rent	845	-	39,091	21,150	-	61,086
Deferred income tax liability	48,623	-	135,753	(5,349)	-	179,027
Long-term debt	1,401,545	248,075	6,980	1,094	(248,075)	1,409,619
Guaranteed debt of consolidated
joint venture partner	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	720,340	-	-	2,046	(722,386)	-
Due to (from) subsidiaries	213,232	-	1,381,041	1,279,002	(2,873,275)	-
Other long-term liabilities, net	138,647	-	68,446	23,982	-	231,075
Total liabilities	2,699,477	248,075	1,985,694	1,473,367	(3,843,736)	2,562,877
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	711,909	(248,075)	-	-	248,075	711,909
(Accumulated deficit)
retained earnings	(792,854)	-	(226,043)	(471,498)	697,541	(792,854)
Accumulated other comprehensive
(loss) income	(22,679)	-	-	(22,679)	22,679	(22,679)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(103,624)	(248,075)	(226,043)	(494,177)	968,295	(103,624)
Noncontrolling interest	-	-	-	21,618	-	21,618
Total (deficit) equity	(103,624)	(248,075)	(226,043)	(472,559)	968,295	(82,006)
	$2,595,853	$-	$1,759,651	$1,000,808	$(2,875,441)	$2,480,871

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$178,275	$-	$50,126	$43,069	$-	$271,470
Current portion of restricted cash	2,578	-	3,297	-	-	5,875
Inventories	36,343	-	30,523	17,702	-	84,568
Deferred income tax assets	34,309	-	1,370	(45)	-	35,634
Other current assets	12,228	-	24,483	25,112	-	61,823
Total current assets	263,733	-	109,799	85,838	-	459,370
Property, fixtures and equipment, net	26,560	-	660,490	386,449	-	1,073,499
Investments in and advances to
unconsolidated affiliates, net	145	-	-	20,177	-	20,322
Investments in subsidiaries	-	-	1,611	-	(1,611)	-
Due from (to) subsidiaries	2,333,806	-	-	20	(2,333,826)	-
Goodwill	-	-	340,608	119,192	-	459,800
Intangible assets, net	-	-	484,572	165,859	-	650,431
Other assets, net	127,654	-	23,040	43,779	-	194,473
Total assets	$2,751,898	$-	$1,620,120	$821,314	$(2,335,437)	$2,857,895

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$663,756	$234,960	$-	$898,716
Other revenues	43	-	4,019	2,992	-	7,054
Total revenues	43	-	667,775	237,952	-	905,770
Costs and expenses
Cost of sales	-	-	217,963	73,533	-	291,496
Labor and other related	3,518	-	188,075	66,801	-	258,394
Other restaurant operating	325	-	182,419	58,731	-	241,475
Depreciation and amortization	234	-	30,281	12,964	-	43,479
General and administrative	20,899	-	32,523	17,692	-	71,114
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	-	-	97,182	15,024	-	112,206
Loss from operations of
unconsolidated affiliates	158	-	-	197	-	355
Total costs and expenses	25,134	-	749,589	254,874	-	1,029,597
Loss from operations	(25,091)	-	(81,814)	(16,922)	-	(123,827)
Equity in (losses) earnings of subsidiaries	(98,076)	-	439	(113)	97,750	-
Other (expense) income, net	(6)	-	-	2,472	-	2,466
Interest income	1,194	-	380	568	(2,079)	63
Interest expense	(22,576)	-	(1,688)	(749)	2,079	(22,934)
(Loss) income before (benefit)
provision from income taxes	(144,555)	-	(82,683)	(14,744)	97,750	(144,232)
(Benefit) provision from income taxes	(58,294)	-	885	1,232	-	(56,177)
Net (loss) income	(86,261)	-	(83,568)	(15,976)	97,750	(88,055)
Less: net loss attributable to
noncontrolling interest	-	-	-	(1,794)	-	(1,794)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(86,261)	$-	$(83,568)	$(14,182)	$97,750	$(86,261)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	SIX MONTHS ENDED JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,369,396	$488,399	$-	$1,857,795
Other revenues	86	-	6,979	5,304	-	12,369
Total revenues	86	-	1,376,375	493,703	-	1,870,164
Costs and expenses
Cost of sales	-	-	457,745	155,090	-	612,835
Labor and other related	7,638	-	382,773	137,554	-	527,965
Other restaurant operating	427	-	354,765	123,032	-	478,224
Depreciation and amortization	507	-	61,317	28,027	-	89,851
General and administrative	35,043	-	62,365	32,189	-	129,597
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Goodwill impairment			1,146	9,932		11,078
Provision for impaired assets
and restaurant closings	(10)	-	102,165	17,187	-	119,342
Loss (income) from operations
of unconsolidated affiliates	303	-	-	(420)	-	(117)
Total costs and expenses	68,408	-	1,422,276	502,591	-	1,993,275
Loss from operations	(68,322)	-	(45,901)	(8,888)	-	(123,111)
Equity in (losses) earnings of subsidiaries	(63,270)	-	555	(274)	62,989	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other expense, net	(6)	-	-	(3,188)	-	(3,194)
Interest income	2,521	-	788	1,289	(4,340)	258
Interest expense	(49,375)	-	(3,528)	(1,381)	4,340	(49,944)
(Loss) income before (benefit)
provision from income taxes	(20,391)	-	(48,086)	(12,442)	62,989	(17,930)
(Benefit) provision from income taxes	(16,477)	-	1,031	2,159	-	(13,287)
Net (loss) income	(3,914)	-	(49,117)	(14,601)	62,989	(4,643)
Less: net loss attributable to
noncontrolling interest	-	-	-	(729)	-	(729)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(3,914)	$-	$(49,117)	$(13,872)	$62,989	$(3,914)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$736,758	$274,023	$-	$1,010,781
Other revenues	-	-	4,324	1,403	-	5,727
Total revenues	-	-	741,082	275,426	-	1,016,508
Costs and expenses
Cost of sales	386	-	262,951	91,841	-	355,178
Labor and other related	(26)	-	204,630	77,934	-	282,538
Other restaurant operating	-	-	191,836	70,561	-	262,397
Depreciation and amortization	590	-	29,766	16,634	-	46,990
General and administrative	11,741	-	24,411	18,154	-	54,306
Goodwill impairment	-	-	-	161,589	-	161,589
Provision for impaired assets
and restaurant closings	-	-	9,347	14,581	-	23,928
Loss (income) from operations
of unconsolidated affiliates	411	-	-	(2,779)	-	(2,368)
Total costs and expenses	13,102	-	722,941	448,515	-	1,184,558
(Loss) income from operations	(13,102)	-	18,141	(173,089)	-	(168,050)
Equity in (losses) earnings of subsidiaries	(157,850)	-	424	(421)	157,847	-
Other (expense) income, net	-	-	20	(3,825)	-	(3,805)
Interest income	2,190	-	563	1,056	(2,149)	1,660
Interest expense	(21,439)	-	(1,673)	(997)	2,149	(21,960)
(Loss) income before (benefit) provision
for income taxes	(190,201)	-	17,475	(177,276)	157,847	(192,155)
(Benefit) provision for income taxes	(13,536)	-	416	(1,631)	-	(14,751)
Net (loss) income	(176,665)	-	17,059	(175,645)	157,847	(177,404)
Less: net loss attributable to
noncontrolling interest	-	-	-	(739)	-	(739)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(176,665)	$-	$17,059	$(174,906)	$157,847	$(176,665)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	SIX MONTHS ENDED JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,509,985	$565,097	$-	$2,075,082
Other revenues	-	-	7,436	3,472	-	10,908
Total revenues	-	-	1,517,421	568,569	-	2,085,990
Costs and expenses
Cost of sales	386	-	538,451	189,221	-	728,058
Labor and other related	(2,437)	-	419,278	160,198	-	577,039
Other restaurant operating	-	-	376,309	144,706	-	521,015
Depreciation and amortization	1,292	-	59,782	32,967	-	94,041
General and administrative	26,622	-	60,287	39,571	-	126,480
Goodwill impairment	-	-	-	161,589	-	161,589
Provision for impaired assets
and restaurant closings	-	-	13,339	14,253	-	27,592
Loss (income) from operations
of unconsolidated affiliates	1,204	-	-	(4,449)	-	(3,245)
Total costs and expenses	27,067	-	1,467,446	738,056	-	2,232,569
(Loss) income from operations	(27,067)	-	49,975	(169,487)	-	(146,579)
Equity in (losses) earnings of subsidiaries	(126,247)	-	759	(722)	126,210	-
Other (expense) income, net	-	-		(3,805)	-	(3,805)
Interest income	4,590	-	1,142	2,091	(5,376)	2,447
Interest expense	(68,893)	-	(4,239)	(2,031)	5,376	(69,787)
(Loss) income before (benefit) provision
for income taxes	(217,617)	-	47,637	(173,954)	126,210	(217,724)
(Benefit) provision for income taxes	(31,255)	-	812	(1,039)	-	(31,482)
Net (loss) income	(186,362)	-	46,825	(172,915)	126,210	(186,242)
Less: net income attributable to
noncontrolling interest	-	-	-	120	-	120
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(186,362)	$-	$46,825	$(173,035)	$126,210	$(186,362)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	SIX MONTHS ENDED JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(72,871)	$-	$6,283	$26,493	$-	$(40,095)

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(6,571)	-	-	-	-	(6,571)
Proceeds from sale of Company-owned
life insurance	9,657	-	-	-	-	9,657
Acquisitions of liquor licenses	-	-	-	(19)	-	(19)
Capital expenditures	(2,134)	-	(18,059)	(12,448)	-	(32,641)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	12,928	-	4,222	-	-	17,150
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(11,309)	-	(4,560)	-	-	(15,869)
Net cash provided by (used in)
investing activities	2,571	-	(17,436)	(12,467)	-	(27,332)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	700	-	-	-	-	700
Repayments of long-term debt	(19,250)	-	(3,486)	(1,115)	-	(23,851)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Deferred financing fees	-	-	-	(155)		(155)
Purchase of note related to guaranteed
debt for consolidated affiliate	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interest	-	-	-	340	-	340
Distributions to noncontrolling interest	-	-	-	(4,700)	-	(4,700)
Repayment of partner deposit and
accrued buyout contributions	(119)	-	(1,412)	(932)	-	(2,463)
Receipt of partner deposit and
accrued buyout contributions	-	-	1,157	697	-	1,854
Net cash used in
financing activities	(47,636)	-	(3,741)	(39,148)	-	(90,525)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(1,137)	-	(1,137)
Net decrease in cash
and cash equivalents	(117,936)	-	(14,894)	(26,259)	-	(159,089)
Cash and cash equivalents at the
beginning of the period	178,275	-	50,126	43,069	-	271,470
Cash and cash equivalents at the
end of the period	$60,339	$-	$35,232	$16,810	$-	$112,381

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	SIX MONTHS ENDED JUNE 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$20,343	$-	$(92,266)	$(12,371)	$61,463	$(22,831)

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(652)	-	-	-	-	(652)
Acquisitions of liquor licenses	-	-	(1,054)	(648)	-	(1,702)
Capital expenditures	(3,467)	-	(24,316)	(32,449)	-	(60,232)
Proceeds from the sale of property,
fixtures and equipment	-	-	9,753	-	-	9,753
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	92,956	-	1,489	-	-	94,445
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(90,451)	-	(1,720)	-	-	(92,171)
Payments from unconsolidated
affiliates	13	-	-	1,477	-	1,490
Net cash used in investing
activities	(1,601)	-	(15,848)	(31,620)	-	(49,069)

Cash flows used in financing activities:
Proceeds from issuance of
long-term debt	-	-	-	310	-	310
Repayments of long-term debt	(6,550)	-	(1,531)	(709)	-	(8,790)
Contributions from noncontrolling
interest	-	-	-	445	-	445
Distributions to noncontrolling interest	-	-	-	(4,955)	-	(4,955)
Repayment of partner deposit and
accrued buyout contributions	-	-	(8,973)	(1,335)	-	(10,308)
Receipt of partner deposit and
accrued buyout contributions	-	-	2,216	1,848	-	4,064
Net cash used in financing
activities	(6,550)	-	(8,288)	(4,396)	-	(19,234)
Net increase (decrease) in cash
and cash equivalents	12,192	-	(116,402)	(48,387)	61,463	(91,134)
Cash and cash equivalents at the
beginning of the period	-	-	148,005	84,562	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$12,192	$-	$31,603	$36,175	$-	$79,970

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

As of June 30, 2009, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8 totaling approximately $4,416,000 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on the Company’s financial position or results of operations and cash flows.  In addition, the Company is subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on the Company’s financial condition.

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

On December 29, 2008, American Restaurants, Inc. (“AR”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), the Company’s indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.

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

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, is approximately $33,000,000.  On July 31, 2009, the court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue (see Note 10).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Commitments and Contingencies (continued)

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit, and they intend to defend the suit vigorously.  The Company has filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement between the Company and T-Bird related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  The parties have fully briefed the motion to dismiss and await the California Court's ruling (see Note 10).

15.           Related Parties

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a master lease. The master lease is a triple net lease with a 15-year term. This sale-leaseback transaction resulted in operating leases for the Company.  Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (a “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company owed $961,000 of Release Amounts to PRP for the year ended December 31, 2008 and made this payment in January 2009.  The Company accrued $3,651,000 of Release Amounts at June 30, 2009 for three closed locations, but it will not be required to pay PRP until the sales occur.   The Company was not required to make any fair market rental payments to PRP during 2008 or during the six months ended June 30, 2009.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the year ended December 31, 2008.

Upon completion of the Merger, the Company entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket expenses, of $2,361,000 and $4,902,000 for the three and six months ended June 30, 2009, respectively, and of $2,275,000 and $4,550,000  for the three and six months ended June 30, 2008, respectively, were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement includes customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

In January 2009, Bain Capital and Catterton elected to defer receipt of their respective portions of the first quarter of 2009 management fees of approximately $865,000.  These fees were paid in July 2009.  Reimbursement of any out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement and payment of the remainder of 2009 fees were not deferred.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.           Variable Interest Entities

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

The Company’s consolidated financial statements include the accounts and operations of its Roy’s consolidated joint venture in which it has a less than majority ownership. The Company controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated joint venture, RY-8, have been funded by loans to the partner from a third party where the Company provides a guarantee. The guarantee provides the Company control through its collateral interest in RY-8’s membership interest. As a result of the Company’s controlling financial interest and control of the executive committee, the joint venture is included in the Company’s consolidated financial statements.

During the second quarter of 2009, the Company reconsidered its relationship with RY-8 in accordance with FIN 46R as a result of the amendment to RY-8’s line of credit and extension of the Company’s guarantee obligation on April 1, 2009.  The Company determined that RY-8 is a variable interest entity because the Company’s guarantee obligation (see Note 10) indicates that there is insufficient equity at risk, and the Company will absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since the joint venture partner’s $24,500,000 line of credit became fully extended in 2007, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company believes it is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company determined it is the primary beneficiary and began consolidating RY-8 effective April 1, 2009.  The Company reclassified its $24,500,000 contingent obligation to guaranteed debt, which is included in the line item “Guaranteed debt of consolidated joint venture partner” in its Consolidated Balance Sheet at June 30, 2009.  No other assets or liabilities have been recorded as a result of consolidating RY-8.  Effective April 1, 2009, the portion of income or loss attributable to RY-8, excluding interest expense on the line of credit, is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income attributable to the noncontrolling interest.”  All material intercompany balances and transactions have been eliminated.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.           Variable Interest Entities (continued)

The equity method of accounting is used for investments in affiliated companies which: are not controlled by the Company, the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity.  The Company’s share of earnings or losses of affiliated companies accounted for under the equity method is recorded in “(Loss) income from operations of unconsolidated affiliates” in its Consolidated Statements of Operations.

The Company is a franchisor of 148 restaurants as of June 30, 2009, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

The Company was the guarantor on an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees.  This entity used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  Therefore, on February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates.  The Company consolidates T-Bird because it is a variable interest entity and the Company absorbs the majority of the expected losses (see Note 10).

17.           Subsequent Events

The Company evaluated its subsequent events through August 14, 2009, which was the date the financial statements were issued, and concluded that there were not any additional items requiring disclosure.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with six restaurant concepts, more than 1,475 system-wide restaurants and 2008 annual revenues for Company-owned restaurants exceeding $3.9 billion. We operate in 49 states and in 20 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our primary concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar.  Our other non-core concepts include Roy’s and Cheeseburger in Paradise.  In May 2009, we executed a letter of intent to sell our Cheeseburger in Paradise concept for $2,000,000 to an entity to be formed and controlled by the president of the concept. Our long-range plan is to exit our Roy’s concept, but we do not have an established timeframe within which this will occur.

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

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants are susceptible to fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiatives to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is high. We are not a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies are to balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

We promote our Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants through national and spot television and/or radio media. We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual and smaller brands.  Our advertising spending is targeted to promote and maintain brand image and develop consumer awareness of new menu offerings, such as new items added to appeal to value-conscious consumers.  We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.  We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers an experience that we believe reaches beyond the existing interpretation of Australia and the Outback in our restaurants, and it is expressed in updated fabrics, textures, art, lighting, props and murals.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues
Restaurant sales	99.2%	99.4%	99.3%	99.5%
Other revenues	0.8	0.6	0.7	0.5
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.4	35.1	33.0	35.1
Labor and other related (1)	28.8	28.0	28.4	27.8
Other restaurant operating (1)	26.9	26.0	25.7	25.1
Depreciation and amortization	4.8	4.6	4.8	4.5
General and administrative	7.9	5.3	6.9	6.1
Loss on contingent debt guarantee	-	-	1.3	-
Goodwill impairment	1.2	15.9	0.6	7.7
Provision for impaired assets and restaurant closings	12.4	2.4	6.4	1.3
Loss (income) from operations of unconsolidated affiliates	*	(0.2)	(* )	(0.2)
Total costs and expenses	113.7	116.5	106.6	107.0
Loss from operations	(13.7)	(16.5)	(6.6)	(7.0)
Gain on extinguishment of debt	-	-	8.5	-
Other income (expense), net	0.3	(0.4)	(0.2)	(0.2)
Interest income	*	0.2	*	0.1
Interest expense	(2.5)	(2.2)	(2.7)	(3.3)
Loss before benefit from income taxes	(15.9)	(18.9)	(1.0)	(10.4)
Benefit from income taxes	(6.2)	(1.4)	(0.8)	(1.5)
Net loss	(9.7)	(17.5)	(0.2)	(8.9)
Less: net (loss) income attributable to noncontrolling interest	(0.2)	(0.1)	(* )	*
Net loss attributable to OSI Restaurant Partners, LLC	(9.5)%	(17.4)%	(0.2)%	(8.9)%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 10.8% and 10.2% for the three and six months ended June 30, 2009 compared with the corresponding periods in 2008. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$496	$553	$1,030	$1,136
International	56	72	120	156
Total	552	625	1,150	1,292
Carrabba's Italian Grill	162	175	333	360
Bonefish Grill	95	101	193	201
Fleming's Prime Steakhouse and Wine Bar	47	54	99	112
Other restaurants	43	56	83	110
Total Company-owned restaurant sales	$899	$1,011	$1,858	$2,075

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$75	$85	$155	$173
International	38	40	72	76
Total	113	125	227	249
Carrabba's Italian Grill	1	-	2	-
Bonefish Grill	4	4	8	8
Total franchise and development joint venture sales (1)	$118	$129	$237	$257
Income from franchise and development joint ventures (2)	$6	$7	$11	$13
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “(Loss) income from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 30,
	2009	2008
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	687	686
Company-owned - international	121	131
Franchised and development joint venture - domestic	108	108
Franchised and development joint venture - international	56	51
Total	972	976
Carrabba's Italian Grill
Company-owned	231	237
Franchised and development joint venture	1	-
Total	232	237
Bonefish Grill
Company-owned	144	144
Franchised and development joint venture	7	7
Total	151	151
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	63	57
Other
Company-owned	59	72
System-wide total	1,477	1,493

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008

REVENUES

Restaurant sales. Restaurant sales decreased by 11.1% or $112,065,000 during the three months ended June 30, 2009 as compared with the same period in 2008. The decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 36 restaurants since June 30, 2008 and was partially offset by additional revenues of approximately $16,357,000 from the opening of 21 new restaurants after June 30, 2008.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended June 30, 2009 and 2008:

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008

Average restaurant unit volumes (weekly):
Outback Steakhouse	$55,481	$61,948
Carrabba's Italian Grill	$54,046	$56,876
Bonefish Grill	$51,325	$55,341
Fleming's Prime Steakhouse and Wine Bar	$57,739	$73,720
Operating weeks:
Outback Steakhouse	8,936	8,931
Carrabba's Italian Grill	3,003	3,076
Bonefish Grill	1,861	1,822
Fleming's Prime Steakhouse and Wine Bar	819	730
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	1.5%	4.0%
Carrabba's Italian Grill	1.8%	1.4%
Bonefish Grill	1.2%	1.5%
Fleming's Prime Steakhouse and Wine Bar	0.6%	4.1%
Same-store sales (stores open 18 months or more):
Outback Steakhouse	-10.2%	-5.3%
Carrabba's Italian Grill	-5.9%	-5.0%
Bonefish Grill	-8.2%	-8.0%
Fleming's Prime Steakhouse and Wine Bar	-22.4%	-8.4%
__________________
(1)           The stated pricing excludes the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 2.7% of restaurant sales to 32.4% in the three months ended June 30, 2009 as compared with 35.1% in the same period in 2008.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 1.5% from the impact of certain cost savings initiatives, (ii) 1.0% from decreases in beef, dairy and other commodity costs and (iii) 0.3% from increased sales of items that generate more favorable returns.  This decrease as a percentage of restaurant sales was partially offset by increases in produce and seafood costs that negatively impacted cost of sales by 0.4% as a percentage of restaurant sales.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses increased 0.8% as a percentage of restaurant sales to 28.8% in the three months ended June 30, 2009 as compared with 28.0% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 1.6% from declines in average unit volumes, (ii) 0.5% from higher kitchen, service and management labor costs and (iii) 0.3% from an increase in expenses incurred as a result of gains on participants’ PEP investment accounts.  The increase was partially offset by decreases as a percentage of restaurant sales of approximately 1.7% from certain cost savings initiatives.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.9% to 26.9% as a percentage of restaurant sales in the three months ended June 30, 2009 as compared with 26.0% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 1.6% from declines in average unit volumes, (ii) 0.4% from increases in advertising costs and (iii) 0.3% from higher general liability insurance expense.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.7% from certain cost savings initiatives, 0.4% from decreases in utilities costs and 0.3% from reduced pre-opening costs.

Depreciation and amortization. Depreciation and amortization costs increased 0.2% as a percentage of total revenues to 4.8% in the three months ended June 30, 2009 as compared with 4.6% in the same period in 2008 primarily from declines in average unit volumes.

General and administrative. General and administrative costs increased by $16,808,000 to $71,114,000 in the three months ended June 30, 2009 as compared with $54,306,000 in the same period in 2008.  This increase was primarily attributable to $10,606,000 of compensation expense recorded during the second quarter of 2009 as a result of amendments to restricted stock and stock option agreements for three of our named executive officers, $3,700,000 of incremental bonus and severance expenses in the second quarter of 2009, a shift in the timing of field operations’ meeting expenses to the second quarter of 2009 as opposed to the first quarter of 2008 and a $6,662,000 gain from the sale of land in Las Vegas, Nevada in the second quarter of 2008.  This increase was partially offset by the results of certain cost savings initiatives and a gain on the cash surrender value of life insurance during the second quarter of 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008 (continued)

COSTS AND EXPENSES (continued)

Goodwill impairment. In connection with our annual impairment test, we recorded a goodwill impairment charge of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the second quarter of 2009 and recorded a goodwill impairment charge of $161,589,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the second quarter of 2008. Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  These goodwill impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.

Provision for impaired assets and restaurant closings. During the second quarter of 2009, we recorded a provision for impaired assets and restaurant closings of $112,206,000 which included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s pending sale, $29,435,000 of impairment charges and restaurant closing expense for certain of our other restaurants, $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names and $809,000 of impairment charges for our favorable leases.  During the second quarter of 2008, a provision of $23,928,000 was recorded which included $17,429,000 of impairment charges for certain of our restaurants, $3,037,000 of impairment charges for the Carrabba’s Italian Grill trade name and $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits trademark.  We used the discounted cash flow method to determine the fair value of our intangible assets.  Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Loss (income) from operations of unconsolidated affiliates.  Loss (income) from operations of unconsolidated affiliates represents our portion of net loss (income) from restaurants operated as development joint ventures. Our loss from development joint ventures was $355,000 in the second quarter of 2009 as compared with income of $2,368,000 in the same period in 2008.  This change was primarily due to a decrease in income from our joint venture in Brazil.

Other income (expense), net. Other income (expense), net represents the foreign currency transaction gains (losses) of $2,466,000 and ($3,805,000), respectively, on international investments for the three months ended June 30, 2009 and 2008.

Benefit from income taxes.  The effective income tax rate for the three months ended June 30, 2009 was 38.9% compared to 7.7% for the three months ended June 30, 2008. The net increase of 31.2% in the effective income tax rate was primarily due to a $150,511,000 decrease in Goodwill impairment for the three months ended June 30, 2009 as compared to the same period in 2008. This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc.’s stock.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2009 compared to six months ended June 30, 2008

REVENUES

Restaurant sales.  Restaurant sales decreased by 10.5% or $217,287,000 during the first half of 2009 as compared with the same period in 2008.  The decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 36 restaurants since June 30, 2008 and was partially offset by additional revenues of approximately $31,787,000 from the opening of 21 new restaurants after June 30, 2008.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the six months ended June 30, 2009 and 2008:

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008

Average restaurant unit volumes (weekly):
Outback Steakhouse	$57,924	$63,509
Carrabba's Italian Grill	$55,758	$58,394
Bonefish Grill	$52,361	$56,196
Fleming's Prime Steakhouse and Wine Bar	$62,384	$77,792
Operating weeks:
Outback Steakhouse	17,781	17,894
Carrabba's Italian Grill	5,976	6,168
Bonefish Grill	3,691	3,582
Fleming's Prime Steakhouse and Wine Bar	1,614	1,432
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	1.7%	3.6%
Carrabba's Italian Grill	1.8%	1.4%
Bonefish Grill	1.9%	1.3%
Fleming's Prime Steakhouse and Wine Bar	0.4%	4.1%
Same-store sales (stores open 18 months or more):
Outback Steakhouse	-9.3%	-3.9%
Carrabba's Italian Grill	-6.6%	-2.1%
Bonefish Grill	-9.1%	-5.9%
Fleming's Prime Steakhouse and Wine Bar	-21.0%	-7.4%
__________________
(1)           The stated pricing excludes the impact of product mix shifts to new menu offerings.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 2.1% of restaurant sales to 33.0% in the first half of 2009 as compared with 35.1% in the same period in 2008.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 1.4% from the impact of certain cost savings initiatives, (ii) 0.8% from decreases in beef and dairy costs, (iii) 0.2% from general menu price increases and (iv) 0.2% from increased sales of items that generate more favorable returns.  This decrease as a percentage of restaurant sales was partially offset by increases in produce, seafood and other commodity costs that negatively impacted cost of sales by 0.5% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2009 compared to six months ended June 30, 2008 (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and other stock-based and incentive compensation expenses.  Labor and other related expenses increased 0.6% as a percentage of restaurant sales to 28.4% in the first half of 2009 as compared with 27.8% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 1.4% from declines in average unit volumes and (ii) 0.8% from higher kitchen, service and management labor costs, including payroll tax expense.  The increase was partially offset by decreases as a percentage of restaurant sales of approximately 1.6% from certain cost savings initiatives.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.6% to 25.7% as a percentage of restaurant sales in the first half of 2009 as compared with 25.1% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 1.3% from declines in average unit volumes and (ii) 0.2% from increases in advertising costs.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from certain cost savings initiatives, 0.2% from decreases in utilities costs and 0.2% from reduced pre-opening costs.

Depreciation and amortization. Depreciation and amortization costs increased 0.3% as a percentage of total revenues to 4.8% in the first half of 2009 as compared with 4.5% in the same period in 2008 primarily from declines in average unit volumes.

General and administrative. General and administrative costs increased by $3,117,000 to $129,597,000 in the first half of 2009 as compared with $126,480,000 in the same period in 2008.  This increase was primarily attributable to $10,606,000 of compensation expense recorded during the second quarter of 2009 as a result of amendments to restricted stock and stock option agreements for three of our named executive officers, $8,200,000 of incremental bonus and severance expenses in the first half of 2009 and a $6,662,000 gain from the sale of land in Las Vegas, Nevada in the first half of 2008.  This increase was partially offset by the results of certain cost savings initiatives and a gain on the cash surrender value of life insurance during the first half of 2009.

Loss on contingent debt guarantee.  We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24,500,000 loss associated with this guarantee for the six months ended June 30, 2009.

Goodwill impairment. In connection with our annual impairment test, we recorded a goodwill impairment charge of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the first half of 2009 and recorded a goodwill impairment charge of $161,589,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the first half of 2008. Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  These goodwill impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2009 compared to six months ended June 30, 2008 (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings. During the first half of 2009, we recorded a provision for impaired assets and restaurant closings of $119,342,000 which included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s pending sale, $36,225,000 of impairment charges and restaurant closing expense for certain of our other restaurants, $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names and $1,155,000 of impairment charges for our favorable leases.  During the first half of 2008, a provision of $27,592,000 was recorded which included $21,093,000 of impairment charges for certain of our restaurants, $3,037,000 of impairment charges for the Carrabba’s Italian Grill trade name and $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits trademark.  We used the discounted cash flow method to determine the fair value of our intangible assets.  Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Loss (income) from operations of unconsolidated affiliates.  Loss (income) from operations of unconsolidated affiliates represents our portion of net loss (income) from restaurants operated as development joint ventures. Our income from development joint ventures decreased by $3,128,000 in the first half of 2009 compared to the same period in 2008 primarily as a result of a decrease in income from our joint venture in Brazil.

Gain on extinguishment of debt.   During the first quarter of 2009, we accepted for purchase $240,145,000 in principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 for the six months ended June 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Interest income.  Interest income was $258,000 for the first half of 2009 as compared with $2,447,000 in the same period in 2008.  The decrease in interest income resulted primarily from a decline in interest rates in the first half of 2009 as compared with the same period in 2008.

Interest expense. Interest expense was $49,944,000 for the first half of 2009 as compared with $69,787,000 in the same period in 2008. The decrease in interest expense resulted from (i) a significant decrease in outstanding senior notes as a result of our cash tender offer during the first quarter of 2009 and our open market purchases during the fourth quarter of 2008 and (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt in the first half of 2009 as compared with the same period in 2008.

Benefit from income taxes.  The effective income tax rate for the six months ended June 30, 2009 was 74.1% compared to 14.5% for the six months ended June 30, 2008.  The effective income tax rate for the six months ended June 30, 2009 was significantly higher than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.  The net increase of 59.6% in the effective income tax rate during the six months ended June 30, 2009 from the rate in the same period in 2008 was primarily due to a $150,511,000 decrease in Goodwill impairment for the six months ended June 30, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc.’s stock. This increase was partially offset by applying the combined federal and state statutory tax rate of 38.9% to the $158,061,000 gain on extinguishment of debt realized during the six months ended June 30, 2009. This gain is a discrete item for which deferred taxes are provided for at the combined statutory federal and state income tax rates.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents was $112,381,000 at June 30, 2009 as compared with $271,470,000 at December 31, 2008.  This decrease was partially due to our cash tender offer in the first quarter of 2009 in which we paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We funded the tender offer with (i) cash on hand and (ii) proceeds from a $47,000,000 contribution from our direct owner, OSI HoldCo, Inc. (“OSI HoldCo”), (see “Credit Facilities” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). In addition, we paid $33,311,000 upon termination of our guarantee obligation for T-Bird Nevada, LLC (“T-Bird”) by purchasing the note and all related rights from the lender in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and paid approximately $30,000,000 of Accounts payable from December 31, 2008 that was delayed until the beginning of 2009 (which under our historic practices would have been paid by December 31, 2008).  Other current assets totaled $96,225,000 at June 30, 2009 as compared with $61,823,000 at December 31, 2008.  This increase was primarily due to reclassification of $20,300,000 of insurance receivables to current from long-term.  This classification change also affected Other assets, which decreased to $153,573,000 at June 30, 2009 from $194,473,000 at December 31, 2008.  The decrease in Other assets was also attributable to a decline in deferred financing fees as a result of our cash tender offer and periodic amortization.

Working capital (deficit) totaled ($229,670,000) and ($204,528,000) at June 30, 2009 and December 31, 2008, respectively, and included Unearned revenue from gift cards of $130,254,000 and $212,677,000 at June 30, 2009 and December 31, 2008, respectively.

Current liabilities totaled $543,311,000 at June 30, 2009 as compared with $663,898,000 at December 31, 2008 with the decrease primarily due to an $80,253,000 decrease in Accounts payable and a $82,423,000 decrease in Unearned revenue.  The decline in Accounts payable is due to the normal seasonal pattern combined with a reduction in purchasing volume, price savings realized from certain costs savings initiatives and the aforementioned delay in Accounts payable payments at December 31, 2008.  The decrease in Unearned revenue is due to the typical seasonal pattern for gift cards.  The decline in Current liabilities also resulted from the termination of our $33,283,000 guarantee obligation for T-Bird in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The decrease in Current liabilities is partially offset by a $48,899,000 increase in the Current portion of long-term debt and a $31,075,000 increase in Accrued expenses.  Current portion of long-term debt increased as a result of the classification of a portion of our term loans as current at June 30, 2009 due to our prepayment requirements (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The increase in Accrued expenses was primarily due to reclassification of $19,792,000 of accrued insurance to current from long-term.  The decline in Long-term debt to $1,409,619,000 at June 30, 2009 from $1,721,179,000 at December 31, 2008 was primarily a result of our cash tender offer in the first quarter of 2009 in which we accepted for purchase $240,145,000 in principal amount of our senior notes and the classification of a portion of our term loans as current at June 30, 2009 due to our prepayment requirements.

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

The ongoing disruptions in the financial markets and adverse changes in the economy have created a challenging environment for us and for the restaurant industry, and these factors have limited and may continue to limit our liquidity.  During 2008, we incurred goodwill impairment charges of $604,071,000, intangible asset impairment charges of $46,420,000 and restaurant impairment charges of $65,767,000.  During the six months ended June 30, 2009, we incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,016,000, the majority of which were recorded during the second quarter of 2009, and restaurant impairment charges of $76,326,000.  In 2008, we experienced downgrades in our credit ratings, and we continue to experience declining restaurant sales and be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers.  Additionally, our substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, we accelerated existing initiatives and implemented new measures in 2008 to manage liquidity.  We have continued these measures and implemented additional measures in 2009.

We have implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  We developed new menu items to appeal to value-conscious consumers and have used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the six months ended June 30, 2009 as compared to the same period in 2008 due to (i) a significant decrease in outstanding senior notes as a result of our open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Based on anticipated revenues and cash flows, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on results of actions taken, our knowledge of the economic trends and the declines in sales at our restaurants combined with our attempts to mitigate the impact of those declines.  However, further deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

Further deterioration in the financial markets could adversely affect our ability to borrow under our revolving credit facilities. In April 2009, we repaid outstanding loans under the pre-funded revolving credit facility and funded our capital expenditures account using 100% of our “annual true cash flow,” as required and defined in the credit agreement.  At June 30, 2009, our outstanding balance on the working capital revolving credit facility was $50,000,000 and no draws were outstanding on the pre-funded revolving credit facility.  Subsequent to the end of the second quarter of 2009, we drew $7,700,000 from our pre-funded revolving credit facility.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

At June 30, 2009 and December 31, 2008, our Moody’s Applicable Corporate Rating was Caa1, and our Standard & Poor’s corporate credit rating was B-.  Our credit agreement does not penalize us for a downgrade in our credit ratings.  We have not experienced a material change and do not anticipate experiencing a material change in vendor pricing or supply as a result of our credit ratings from Standard and Poor’s and Moody’s Investors Service.

Our current credit ratings, possible future downgrades in our credit ratings and further disruptions in the financial markets could affect our ability to obtain future credit and the cost of that credit.  On April 1, 2009, a $24,500,000 line of credit that we guarantee expired and was amended with a revised termination date of April 15, 2013 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  During the three months ended March 31, 2009, we recorded a loss related to this guarantee of $24,500,000 in our Consolidated Statement of Operations based on our determination that a long-term contingent obligation was probable under SFAS No. 5, “Accounting for Contingencies.” We reclassified the $24,500,000 contingent obligation to guaranteed debt, which is included in the line item “Guaranteed debt of consolidated joint venture partner” in our Consolidated Balance Sheet at June 30, 2009.  At this time, we believe we have sufficient liquidity from our cash, short-term investments, restricted cash and available borrowing capacity on our revolving credit facilities to allow us to perform under the guarantee, if necessary.

In January 2009, we received notice that an event of default had occurred in connection with an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date, and this balance was recorded in “Current portion of guaranteed debt” on our Consolidated Balance Sheet at December 31, 2008.  On February 17, 2009, we terminated our guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest. We consolidate T-Bird and the related T-Bird Loans and, in anticipation of receiving a notice of default subsequent to the end of the year, recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  On February 19, 2009, we filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

Variable interest rates on the senior secured term loan facility declined slightly during the six months ended June 30, 2009 (2.63% at June 30, 2009 and 2.81% at December 31, 2008).  The amount of required interest payments on our debt will change as future interest rates fluctuate, without considering the effects of the interest rate collar. Between November 18, 2008 and November 21, 2008, in an effort to deleverage and reduce interest expense, we purchased and extinguished $61,780,000 in aggregate principal amount of our senior notes at a significant discount on the open market.  On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Current market conditions have affected our foreign currency exchange rates.  These rates have stabilized during the first and second quarters of 2009.  However, we may experience declines in our international operating results during the remainder of 2009, primarily due to the depreciation of foreign currency exchange rates for certain countries in which we operate.

The challenging economy may adversely affect our suppliers and other third-party service providers.  At this time, however, we do not anticipate an interruption in supplies from our most significant vendors.  In the six months ended June 30, 2009, we committed $7,470,000 of our working capital revolving credit facility for the issuance of letters of credit.  This was primarily for a $6,000,000 letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $70,770,000, which is $4,230,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  If requests for letters of credit exceed the remaining availability on our working capital revolving credit facility, then we may have to use cash to fulfill our collateral requirements.

Our insurance reserves have not been affected by the disruptions in the financial markets, and we anticipate being able to renew our policies.  Any changes in our counterparty credit risk for our interest rate collar have been accounted for in the fair value measurement of the derivative (see “Fair Value Measurements” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  As of June 30, 2009 and December 31, 2008, the fair value of the interest rate collar derivative, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $25,467,000 and $28,857,000, respectively.  As of June 30, 2009 and December 31, 2008, we were not required to post and did not post any collateral related to our interest rate collar.  Our agreement with our counterparty for the interest rate collar contains a provision in which we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.  The termination value for such a settlement would have been $25,467,000 at June 30, 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements will depend partially on our ability to achieve anticipated levels of revenue and cash flow and to manage costs.  If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face a substantial liquidity shortfall and might be required to dispose of material assets or operations, or take other actions, to meet our debt service and other obligations. Our senior secured credit facilities and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could otherwise realize from such dispositions and any such proceeds that are realized may not be adequate to meet any debt service obligations then due.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities, as described below, would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.  See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At June 30, 2009, we were in compliance with our covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to successfully reduce our costs, implement efficiency programs and continue to improve our working capital management.  If, as a result of the economic challenges described above or otherwise, our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  In the event of this occurrence, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $32,641,000 and $60,232,000 for the six months ended June 30, 2009 and 2008, respectively.   We estimate that our capital expenditures will total approximately $60,000,000 to $70,000,000 in both 2009 and 2010. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2009 and in 2010.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows used in operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Net cash used in operating activities	$(40,095)	$(22,831)
Net cash used in investing activities	(27,332)	(49,069)
Net cash used in financing activities	(90,525)	(19,234)
Effect of exchange rate changes on cash and cash equivalents	(1,137)	-
Net decrease in cash and cash equivalents	$(159,089)	$(91,134)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2009 was $40,095,000 compared to $22,831,000 for the same period in 2008.  The increase in cash used in operating activities was primarily attributable to (i) an increase in payments made on accounts payable, (ii) an increase in gift card redemptions and (iii) a change in the timing of advertising payments between periods and is partially offset by (i) a decrease in inventory and (ii) a change in the timing of insurance payments during the first six months of 2009 as compared to the first six months of 2008.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2009 was $27,332,000 compared to $49,069,000 for the same period in 2008. Net cash used in investing activities for the six months ended June 30, 2009 was primarily attributable to capital expenditures of $32,641,000.  Net cash used in investing activities for this period was partially offset by the $3,086,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.  Net cash used in investing activities for the six months ended June 30, 2008 was primarily attributable to capital expenditures of $60,232,000 and was partially offset by $9,753,000 of proceeds from the sale of property, fixtures and equipment.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2009 was $90,525,000 compared to $19,234,000 for the same period in 2008.  Net cash used in financing activities during the six months ended June 30, 2009 was primarily attributable to (i) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird and (iii) repayments of long-term debt of $23,851,000.  Net cash used in financing activities was partially offset by a $47,000,000 contribution from OSI HoldCo, our direct owner, to partially fund our extinguishment of a portion of our senior notes.  Net cash used in financing activities for the six months ended June 30, 2008 was primarily attributable to repayments of long-term debt of $8,790,000 and the $6,244,000 net difference between the net payment and receipt of partner deposit and accrued buyout contributions.

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

Our non-core concepts include Roy’s and Cheeseburger in Paradise.  Our long-range plan is to exit our Roy’s concept, but we do not have an established timeframe within which this will occur.  In May 2009, we executed a letter of intent to sell our Cheeseburger in Paradise concept for $2,000,000 to an entity to be formed and controlled by the president of the concept.  Based on the proposed terms as outlined in the letter of intent, including our financing of the proposed transaction, we determined that our Cheeseburger in Paradise concept does not meet the assets held for sale criteria defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).  In addition, we recorded a $45,962,000 impairment charge in the line item “Provision for impaired assets and restaurant closings” in our Consolidated Statement of Operations for the three months ended June 30, 2009 in order to reduce the carrying value of this concept’s assets to their estimated fair market value.

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at June 30, 2009 and December 31, 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 1.11% and from 0.44% to 1.75% at June 30, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2009 and December 31, 2008).

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

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,178,450,000 and $1,185,000,000 at June 30, 2009 and December 31, 2008, respectively.  We have classified $75,000,000 of our term loans as current at June 30, 2009 due to our prepayment requirements.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At June 30, 2009 and December 31, 2008, the outstanding balance was $50,000,000.  In addition to outstanding borrowings at June 30, 2009 and December 31, 2008, $70,770,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, in the development of Roy's restaurants, (iii) $6,000,000 of the credit facility at June 30, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $2,730,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $70,770,000, which is $4,230,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once we fully utilize $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At June 30, 2009 and December 31, 2008, we had fully utilized all of our restricted cash for capital expenditures, and at December 31, 2008, we had borrowed $12,000,000 from our pre-funded revolving credit facility.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2008, as we were required to repay this outstanding loan in April 2009 using our “annual true cash flow,” as defined in the credit agreement.  At June 30, 2009, no draws were outstanding on the pre-funded revolving credit facility. This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Subsequent to the end of the second quarter of 2009, we drew $7,700,000 from our pre-funded revolving credit facility.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement). Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At June 30, 2009, we were in compliance with our debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

In accordance with the terms of the senior notes and the senior secured credit facility, our restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, we are permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement. As of December 31, 2008, all of our consolidated subsidiaries were restricted subsidiaries.  In April 2009, one of our restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.

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

On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes.  We paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the six months ended June 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer. The principal balance of senior notes outstanding at June 30, 2009 and December 31, 2008 was $248,075,000 and $488,220,000, respectively. The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.  Annual interest expense will be reduced by approximately $30,000,000 as a result of the extinguishment of our senior notes through our open market purchases and our tender offer.

We funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from our direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 340 restaurant properties that are sub-leased to us.

In June 2009, we renewed a one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won, or $7,784,000 at June 30, 2009 (12,000,000,000 Korean won, or $9,543,000 at December 31, 2008), to finance development of our restaurants in South Korea.  The line bears interest at 2.51% and 1.50% over the Korean Stock Exchange three-month certificate of deposit rate (4.92% and 6.94% at June 30, 2009 and December 31, 2008, respectively).  The line matures June 14, 2010.  There were no draws outstanding on this line of credit as of June 30, 2009 and December 31, 2008.

In June 2009, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($3,892,000 and $3,976,000 at June 30, 2009 and December 31, 2008, respectively).  The line bears interest at 2.75% and 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (5.16% and 6.59% at June 30, 2009 and December 31, 2008, respectively) and matures June 14, 2010.  There were no draws outstanding on this line of credit as of June 30, 2009 and December 31, 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We were the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR. We were required to consolidate T-Bird effective January 1, 2004 upon adoption of FIN 46R.  At December 31, 2008, the outstanding balance on the line of credit was approximately $33,283,000 and was included in our Consolidated Balance Sheet. T-Bird used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

As a result of the lawsuits described above, we made certain assumptions and estimates in our consolidation of T-Bird at and for the three and six months ended June 30, 2009, as T-Bird did not provide us with financial statements for the first and second quarters of 2009.  We are not aware of any events or transactions for T-Bird that are not reflected in our consolidated financial statements at and for the three and six months ended June 30, 2009 that would materially affect these consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At June 30, 2009 and December 31, 2008, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

During the three months ended March 31, 2009, we recorded a loss related to this guarantee of $24,500,000 in our Consolidated Statement of Operations based on our determination that a long-term contingent obligation was probable under SFAS No. 5, “Accounting for Contingencies.”  As a result of the amendment of the line of credit and extension of our guarantee obligation on April 1, 2009, we reconsidered our relationship with RY-8 in accordance with FIN 46R during the second quarter of 2009.  We determined that RY-8 is a variable interest entity for which we are the primary beneficiary.  Therefore, we began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt, which is included in the line item “Guaranteed debt of consolidated joint venture partner” in our Consolidated Balance Sheet at June 30, 2009.  No other assets or liabilities have been recorded as a result of consolidating RY-8.

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

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid $4,480,000 and $8,314,000 of interest for the three and six months ended June 30, 2009, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We record marked-to-market changes in the fair value of the derivative instrument in earnings in the period of change in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”).  We included $23,749,000 and $24,285,000 in the line item “Accrued expenses” in our Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, respectively, and included $151,000 of net interest expense and $536,000 of net interest income for the three and six months ended June 30, 2009, respectively, and $12,459,000 and $1,611,000 of net interest income for the three and six months ended June 30, 2008, respectively, in the line item “Interest expense” in our Consolidated Statement of Operations for the mark-to-market effects of this derivative instrument.  A SFAS No. 157 credit valuation adjustment of $1,652,000 and $4,529,000 decreased the liability recorded as of June 30, 2009 and December 31, 2008, respectively.

The valuation of our interest rate collar is based on a discounted cash flow analysis of the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although we have determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we have determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

We invest our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at June 30, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, we have determined that the majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.  As of June 30, 2009, $30,968,000 of our money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds.  This program expires on September 18, 2009.

In accordance with SFAS No. 144, we recorded $69,716,000 and $74,846,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the three and six months ended June 30, 2009, respectively.  Due to the pending sale of our Cheeseburger in Paradise concept, we recorded a $45,962,000 impairment charge (included in the totals above) during the second quarter of 2009 in order to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  We used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept at June 30, 2009.  We used a discounted cash flow model to estimate the fair value of the remaining impaired long-lived assets held and used at June 30, 2009.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we have determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS (continued)

In accordance with SFAS No. 142 and as a result of our annual impairment test in the second quarter, we recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the three and six months ended June 30, 2009.  We test both our goodwill and our indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, we have determined that the majority of the inputs used to value our goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents the range of assumptions we used to derive our fair value estimates among our reporting units during the impairment test conducted in the second quarter of 2009, and the additional impairment charges for goodwill and trade names that would result from a hypothetical 0.5% change in three key fair value assumptions.

			ADDITIONAL IMPAIRMENT CHARGES
			ESTIMATED AS A RESULT OF
			A HYPOTHETICAL
	ASSUMPTIONS		0.5% CHANGE IN ASSUMPTIONS
	GOODWILL	TRADE NAMES	GOODWILL	TRADE NAMES
Weighted-average cost of capital	12.5% - 15.0%	13.0% - 14.0%	$8,000,000	$21,000,000
Long-term growth rates	3.0%	3.0%	19,000,000	14,000,000
Annual revenue growth rates	(6.9)% - 12.0%	(3.9)% - 5.0%	1,000,000	19,000,000

At June 30, 2009, remaining goodwill by reporting unit is as follows (in thousands):

JUNE 30, 2009
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

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

As of June 30, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $85,820,000, of which approximately $12,491,000 and $73,329,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued expenses” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of June 30, 2009 and December 31, 2008, we had approximately $57,730,000 and $59,086,000, respectively, in various corporate owned life insurance policies and another $971,000 and $2,579,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is $5,277,000 and $4,587,000 as of June 30, 2009 and December 31, 2008, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

As of June 30, 2009 and December 31, 2008, there was approximately $33,163,000 and $28,501,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of cash resources in the future.

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

 In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, but it did not impact our consolidated financial statements.  In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 provides additional guidance on measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability, and for identifying transactions that are not orderly.  The guidance for FSP SFAS No. 157-4 also emphasizes that the objective of a fair value measurement will remain in accordance with SFAS No. 157’s provisions, even when there has been a significant decrease in market activity and regardless of the valuation technique used.   The adoption of FSP SFAS No. 157-4 for the period ended June 30, 2009 did not have a material impact on our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”), a revision of SFAS No. 141.  SFAS No. 141R retains the fundamental requirements of SFAS No. 141, but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141(R)-1”), which amends and clarifies the provisions in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  The provisions of FSP SFAS No. 141(R)-1 are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R and FSP SFAS No. 141(R)-1 on January 1, 2009 did not have an effect on our consolidated financial statements, as we did not engage in any business combinations during the six months ended June 30, 2009.  SFAS No. 141R and FSP SFAS No. 141(R)-1 will only impact our accounting should we acquire any businesses in the future.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”).  FSP SFAS No. 107-1 and APB Opinion No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 for the period ended June 30, 2009 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued.  The adoption of SFAS No. 165 for the period ended June 30, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). SFAS No. 167 amends revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS No. 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that SFAS No. 167 will have on our financial statements, as we have variable interest entities that may be affected by the adoption of SFAS No. 167.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS No. 168”), as the single source of authoritative nongovernmental U.S. GAAP.  All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the codification is non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  We do not expect SFAS No. 168 to materially affect our consolidated financial statements.

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

(ii)
The recent disruptions in the financial markets and the state of the economy may continue to affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and spending patterns; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on our financial position or results of operations and cash flows. In addition, we are subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on our financial condition.

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

On December 29, 2008, American Restaurants, Inc. (“AR”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), our indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings (continued)

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.

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

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, is approximately $33,000,000.  On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  See “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit, and we intend to defend the suit vigorously.  We have filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement between us and T-Bird related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  The parties have fully briefed the motion to dismiss and await the California Court's ruling.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2008 10-K which could materially affect our business, financial condition or future results.  There have not been any significant changes with respect to the risks described in our 2008 10-K, but these are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 6.  Exhibits

Number	Description

10.1*	Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between A. William Allen, III and OSI Restaurant Partners, LLC (filed herewith)

10.2*	Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between Joseph J. Kadow and OSI Restaurant Partners, LLC (filed herewith)

10.3*	Retirement letter dated June 3, 2009 and effective as of July 1, 2009 by and between Paul E. Avery and OSI Restaurant Partners, LLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

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

Date: August 14, 2009	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)