Form 10-Q
period 2009-09-30
OSI RESTAURANT PARTNERS, LLC
filed 2009-11-13
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

As of November 13, 2009, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2009
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$106,745	$271,470
Current portion of restricted cash	5,592	5,875
Inventories	54,520	84,568
Deferred income tax assets	34,551	35,634
Other current assets	103,022	61,823
Total current assets	304,430	459,370
Property, fixtures and equipment, net	913,924	1,073,499
Investments in and advances to unconsolidated affiliates, net	22,046	20,322
Goodwill	448,722	459,800
Intangible assets, net	595,808	650,431
Other assets, net	149,914	194,473
Total assets	2,434,844	2,857,895
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	99,174	184,752
Accrued and other current liabilities	206,893	184,206
Current portion of accrued buyout liability	13,774	17,228
Unearned revenue	118,368	212,677
Income taxes payable	851	799
Current portion of long-term debt	95,382	30,953
Current portion of guaranteed debt	-	33,283
Total current liabilities	534,442	663,898
Partner deposit and accrued buyout liability	111,463	107,143
Deferred rent	65,841	50,856
Deferred income tax liability	157,920	199,984
Long-term debt	1,405,864	1,721,179
Guaranteed debt	24,500	-
Other long-term liabilities, net	232,673	250,882
Total liabilities	2,532,703	2,993,942
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	712,558	651,043
Accumulated deficit	(813,050)	(788,940)
Accumulated other comprehensive loss	(18,308)	(24,857)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(118,800)	(162,754)
Noncontrolling interest	20,941	26,707
Total deficit	(97,859)	(136,047)
	$2,434,844	$2,857,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues
Restaurant sales	$835,926	$941,747	$2,693,721	$3,016,829
Other revenues	5,855	6,788	18,224	17,696
Total revenues	841,781	948,535	2,711,945	3,034,525
Costs and expenses
Cost of sales	279,456	340,458	892,291	1,068,516
Labor and other related	249,350	265,408	777,315	842,447
Other restaurant operating	228,647	255,970	706,871	776,985
Depreciation and amortization	36,432	47,548	126,283	141,589
General and administrative	54,080	62,823	183,677	189,303
Loss on contingent debt guarantee	-	-	24,500	-
Goodwill impairment	-	-	11,078	161,589
Provision for impaired assets and restaurant closings	15,115	15,277	134,457	42,869
(Income) loss from operations of unconsolidated affiliates	(538)	1,366	(655)	(1,879)
Total costs and expenses	862,542	988,850	2,855,817	3,221,419
Loss from operations	(20,761)	(40,315)	(143,872)	(186,894)
Gain on extinguishment of debt	-	-	158,061	-
Other income (expense), net	3,204	(6,391)	10	(10,196)
Interest income	139	1,429	397	3,876
Interest expense	(23,900)	(36,564)	(73,844)	(106,351)
Loss before benefit from income taxes	(41,318)	(81,841)	(59,248)	(299,565)
Benefit from income taxes	(20,646)	(35,256)	(33,933)	(66,738)
Net loss	(20,672)	(46,585)	(25,315)	(232,827)
Less: net (loss) income attributable to noncontrolling interest	(476)	52	(1,205)	172
Net loss attributable to OSI Restaurant Partners, LLC	$(20,196)	$(46,637)	$(24,110)	$(232,999)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	(LOSS) INCOME	INTEREST	TOTAL
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Stock-based compensation	-	-	14,515	-	-	-	14,515
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net loss	-	-	-	(24,110)	-	(1,205)	(25,315)
Foreign currency translation adjustment	-	-	-	-	6,549	-	6,549
Total comprehensive loss	-	-	-	-	-	-	(18,766)
Distributions to noncontrolling interest	-	-	-	-	-	(6,196)	(6,196)
Contributions from noncontrolling interest	-	-	-	-	-	1,635	1,635
Balance, September 30, 2009	100	$-	$712,558	$(813,050)	$(18,308)	$20,941	$(97,859)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2007	100	$-	$641,647	$(40,055)	$(2,200)	$34,862	$634,254
Split dollar accounting adjustment	-	-	-	(9,478)	-	-	(9,478)
Stock-based compensation	-	-	5,306	-	-	-	5,306
Net (loss) income	-	-	-	(232,999)	-	172	(232,827)
Foreign currency translation adjustment	-	-	-	-	(13,068)	-	(13,068)
Total comprehensive loss	-	-	-	-	-	-	(245,895)
Distributions to noncontrolling interest	-	-	-	-	-	(6,232)	(6,232)
Contributions from noncontrolling interest	-	-	-	-	-	786	786
Balance, September 30, 2008	100	$-	$646,953	$(282,532)	$(15,268)	$29,588	$378,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash flows (used in) provided by operating activities:
Net loss	$(25,315)	$(232,827)
Adjustments to reconcile net loss to cash
(used in) provided by operating activities:
Depreciation and amortization	126,283	141,589
Amortization of deferred financing fees	6,565	8,210
Amortization of capitalized gift card sales commissions	7,183	-
Goodwill impairment	11,078	161,589
Provision for impaired assets and restaurant closings	134,457	42,869
Stock-based and other non-cash compensation expense	39,103	20,993
Income from operations of unconsolidated affiliates	(655)	(1,879)
Change in deferred income taxes	(40,880)	(72,488)
Loss on disposal of property, fixtures and equipment	4,280	5,380
Unrealized gain on derivative financial instruments	(1,653)	(126)
(Gain) loss on life insurance investments	(7,186)	8,168
Gain on restricted cash investments	(12)	(566)
Loss on contingent debt guarantee	24,500	-
Gain on extinguishment of debt	(158,061)	-
Gain on disposal of subsidiary	(2,001)	-
Allowance for receivables	2,508	-
Change in assets and liabilities:
Decrease (increase) in inventories	30,086	(8,003)
(Increase) decrease in other current assets	(16,067)	5,563
Decrease in other assets	6,944	23,408
Increase in accrued interest payable	4,903	12,626
Decrease in accounts payable and accrued
and other current liabilities	(91,703)	(15,672)
Increase in deferred rent	14,943	24,343
Decrease in unearned revenue	(94,294)	(79,461)
Increase (decrease) in income taxes payable	2	(1,703)
(Decrease) increase in other long-term liabilities	(17,495)	1,684
Net cash (used in) provided by operating activities	(42,487)	43,697
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(6,571)	(879)
Proceeds from sale of Company-owned life insurance	13,232	-
Acquisitions of liquor licenses	(19)	(1,898)
Proceeds from sale-leaseback transaction	-	8,100
Capital expenditures	(47,870)	(88,585)
Proceeds from the sale of property, fixtures and equipment	961	9,753
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	20,258	119,381
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(20,314)	(94,505)
Payments from unconsolidated affiliates	-	311
Investments in and advances to unconsolidated affiliates	-	(1,067)
Net cash used in investing activities	$(40,323)	$(49,389)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$34	$-
Repayments of long-term debt	(15,358)	(12,878)
Proceeds from borrowings on revolving credit facilities	16,400	30,034
Repayments of borrowings on revolving credit facilities	(12,700)	-
Extinguishment of senior notes	(75,967)	-
Deferred financing fees	(155)	-
Purchase of note related to guaranteed debt	(33,283)	-
Contribution from OSI HoldCo, Inc.	47,000	-
Contributions from noncontrolling interest	1,635	786
Distributions to noncontrolling interest	(6,196)	(6,232)
Repayment of partner deposit and
accrued buyout contributions	(5,602)	(14,008)
Receipt of partner deposit and
accrued buyout contributions	2,614	5,800
Net cash (used in) provided by financing activities	(81,578)	3,502
Effect of exchange rate changes on cash and cash equivalents	(337)	-
Net decrease in cash and cash equivalents	(164,725)	(2,190)
Cash and cash equivalents at the beginning of the period	271,470	171,104
Cash and cash equivalents at the end of the period	$106,745	$168,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,198	$85,676
Cash paid (received) for income taxes, net of refunds	16,321	(46)

Supplemental disclosures of non-cash items:
Conversion of partner deposit and accrued buyout
liability to notes	$884	$4,566
Acquisitions of property, fixtures and equipment
through accounts payable	1,673	8,174
Litigation liability and insurance receivable	20,300	15,741

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

The Company owns and operates casual and upscale casual dining restaurants primarily in the United States.  The Company’s concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

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

On January 1, 2009, the Company adopted new accounting guidance which modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  This guidance requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of this guidance have been applied retrospectively, and the Company’s consolidated financial statements have been recharacterized accordingly.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept (see Note 15).  Based on the terms of the purchase and sale agreement, including the Company’s financing of the transaction through a promissory note, the Company determined that PRG is a variable interest entity for which the Company is the primary beneficiary (see Note 16).  Therefore, the Company consolidated PRG after the sale transaction and will continue to do so until such time when it is no longer the primary beneficiary.  However, since the Company is consolidating an entity in which it does not have an equity interest, the Company classifies 100% of PRG’s net loss as “Net (loss) income attributable to noncontrolling interest” in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009.  The Company also classifies PRG’s equity as “Noncontrolling interest” in its Consolidated Balance Sheet subsequent to the sale transaction.  Any receivables, payables, income or expenses between the Company and PRG are eliminated in consolidation.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation (continued)

Economic Outlook

The continued depressed economic conditions have created a challenging environment for the Company and for the restaurant industry, and these factors have limited and may continue to limit the Company’s liquidity.  During 2008, the Company incurred goodwill impairment charges of $604,071,000, intangible asset impairment charges of $46,420,000 and restaurant impairment charges of $65,767,000, such that at December 31, 2008, the Company had an Accumulated deficit of $788,940,000.  During the nine months ended September 30, 2009, the Company incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $90,716,000, such that at September 30, 2009, the Company had an Accumulated deficit of $813,050,000.  In 2008, the Company experienced downgrades in its credit ratings, and it continues to experience declining restaurant sales and be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of the Company’s third-party vendors and other service providers.  Additionally, the Company’s substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, the Company accelerated existing initiatives and implemented new measures in 2008 to manage liquidity.  The Company has continued these measures and implemented additional measures in 2009.

The Company has implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  The Company developed new menu items to appeal to value-conscious consumers and has used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the nine months ended September 30, 2009 as compared to the same period in 2008 due to (i) a significant decrease in outstanding senior notes as a result of the Company’s open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (ii) an overall decline in the variable interest rates on the Company’s senior secured term loan facility and other variable-rate debt (see Note 10).

If the Company’s revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, the Company may not remain in compliance with the various financial and operating covenants in the instruments governing its senior secured credit facilities. If this occurs, the Company intends to take such actions available and determined to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from its lenders, amending the terms of such facilities, or refinancing all or a portion of the facilities under modified terms. There can be no assurance that the Company will be able to effect any such actions on terms that are acceptable or at all or that such actions will be successful in maintaining covenant compliance.  The failure to meet debt service obligations or to remain in compliance with the financial covenants would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.  At September 30, 2009, the Company was in compliance with its debt covenants.

The Company believes that its implemented initiatives will allow it to appropriately manage its liquidity to meet its debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  The Company’s anticipated revenues and cash flows have been estimated based on results of actions taken, its knowledge of the economic and industry trends and the declines in sales at its restaurants combined with its attempts to mitigate the impact of those declines.  However, further deterioration in excess of the Company’s estimates could cause a material adverse impact on its business, liquidity and financial position.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.         Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued guidance which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of this guidance are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB deferred the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  Beginning January 1, 2009, the Company adopted guidance as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  See Note 4 for the Company’s disclosure requirements and accounting effect of the adoption of this guidance on the Company’s consolidated financial statements.

In October 2008, the FASB clarified the application of fair value measurement in a market that is not active and provided guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This additional guidance was effective upon issuance, but it did not impact the Company’s consolidated financial statements.  In April 2009, the FASB provided additional clarification on measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability and for identifying transactions that are not orderly.  The adoption of this guidance on June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB amended the requirements for fair value disclosures of financial instruments for interim reporting periods.  The adoption of these requirements as of June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 4 for the Company’s disclosures required by the adoption of this guidance.

In December 2007, the FASB issued accounting guidance that retains the fundamental requirements of accounting for business combinations but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB clarified certain provisions relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations.  The April 2009 provisions are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the business combination guidance on January 1, 2009 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during the nine months ended September 30, 2009.  These provisions will only impact the Company’s accounting should it acquire any businesses in the future.

In March 2008, the FASB issued guidance to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures. The amendment requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 5 for the Company’s disclosures required by this guidance.

In April 2008, the FASB issued guidance that amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets.  The guidance is intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure its fair value.  The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.         Recently Issued Financial Accounting Standards (continued)

In November 2008, the FASB provided guidance on and clarification of accounting and impairment considerations involving equity method investments.  This guidance provides how the equity method investor should initially measure the equity method investment, account for impairment charges of the equity method investment and account for a share issuance by the investee.  The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued.  The adoption of this guidance as of June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 17 for the Company’s disclosures required by this guidance.

In June 2009, the FASB issued changes to previous accounting guidance related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. These changes require an ongoing reassessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary. These changes are effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact these changes will have on its financial statements, as it has variable interest entities that may be affected (see Note 16).

In July 2009, the FASB issued a single source of authoritative nongovernmental U.S. GAAP (the “Codification”).  All existing accounting standards have been superseded and all other accounting literature not included in the Codification is non-authoritative.   The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  The Codification is effective for interim and annual periods ending after September 15, 2009, and it does not change GAAP.  The adoption of the Codification for the period ended September 30, 2009 did not affect the Company’s consolidated financial statements or the content of its disclosures other than the manner in which new accounting guidance is referenced.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”).  ASU No. 2009-05 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of restrictions that prevent its transfer.  This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy.  Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  ASU No. 2009-05 is effective in the fourth quarter of 2009 for a calendar-year entity and is not expected to materially affect the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”).  ASU No. 2009-13 provides accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments in this ASU modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is effective January 1, 2011, although early application is permitted.  The Company does not expect ASU No. 2009-13 to materially affect its consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.            Stock-based Compensation Plans

The Company’s Ultimate Parent has adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) which permits grants of stock options and restricted stock of KHI to Company management and other key employees. As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded by the Company, where applicable.

On June 14, 2009 and 2008, 2,978,437 and 941,512 shares of KHI restricted stock, respectively, issued to four of the Company’s executive officers and other members of management vested either pursuant to the terms of the applicable restricted stock agreements or pursuant to amendments to restricted stock agreements referred to below. The shares of restricted stock that vested were originally “rolled over” from OSI Restaurant Partners, Inc. in conjunction with the Merger or issued under a separate agreement and were not issued under the KHI Equity Plan.  In accordance with the terms of the applicable restricted stock agreements, KHI loaned an aggregate of approximately $3,332,000 and $2,067,000 to these individuals in June 2009 and July 2008, respectively, for their personal income tax obligations that resulted from vesting.  The loans are full recourse and are also collateralized by the vested shares of KHI restricted stock.  The Company recorded $473,000 and $14,022,000 of compensation expense in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively, and $1,764,000 and $5,253,000 for the three and nine months ended September 30, 2008, respectively, for the vesting of KHI restricted stock.

During the second quarter of 2009, the restricted stock and stock option agreements between KHI and three of the Company’s named executive officers were amended.  The amendments to the restricted stock agreements accelerated the vesting of these officers’ shares of KHI restricted stock such that they were fully vested on June 14, 2009.  Of the total compensation expense recorded for the vesting of KHI restricted stock during the nine months ended September 30, 2009, $10,289,000 (2,036,925 shares) related to the accelerated vesting of the restricted stock held by these officers.  The amendments to the stock option agreements eliminated a call provision that allowed KHI to repurchase all shares acquired by the executives upon exercise of stock options following termination of employment.  As a result of the call provision, the Company historically has not recorded any compensation expense relating to these stock options.  Since the call provision has been removed for these officers, the Company recorded $25,000 and $342,000 of compensation expense for the vested stock options in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and will continue to record compensation expense in future periods through the applicable vesting dates.  The amended stock option agreements also contain provisions that extend the stock option exercise period for each of these officers under certain circumstances.  Further, the amendments add a provision that upon retirement, the number of options to be fully vested and exercisable shall be the greater of (i) the amount of options that are vested and exercisable as of the officer’s separation date or (ii) 40%, 60% or 100% of the officer’s options, depending on the officer.

Due to the retirement of one of these named executive officers on July 1, 2009, 275,530 stock options were forfeited during the third quarter of 2009.  Additionally, this officer’s stock option agreement was further amended to require the officer to pay to the Company any future sales proceeds from the officer’s sales of KHI stock acquired upon exercise of the options in excess of $20.00 per share, less the taxes that must be paid by the officer on the proceeds in excess of $20.00 per share.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements

On January 1, 2008, the Company adopted new accounting guidance for financial assets and liabilities and nonfinancial assets and liabilities that are re-measured at least annually.  On January 1, 2009, the Company applied this guidance to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and is a market-based measurement, not an entity-specific measurement. To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.  Measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, the Company reflects the impact of its own credit risk on its liabilities, as well as any collateral. The Company also considers the credit standing of its counterparties in measuring the fair value of its assets.

As a basis for considering market participant assumptions in fair value measurements, a three-tier fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

Fair Value Measurements on a Recurring Basis

The Company invested $1,710,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at September 30, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.  In anticipation of the expiration of the Treasury Temporary Guarantee Program for Money Market Funds on September 18, 2009, the Company transferred the majority of its excess cash from money market funds to noninterest-bearing accounts guaranteed by the Federal Deposit Insurance Corporation under the Transaction Account Guarantee Program component of the Temporary Liquidity Guarantee Program in July 2009.  This component of the program expires on December 31, 2009.

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

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the Company’s money market funds and derivative financial instruments measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	SEPTEMBER 30,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$1,710	$1,710	$-	$-
Derivative financial instruments	$152	$-	$152	$-
Liabilities:
Derivative financial instruments	$23,618	$-	$23,618	$-

A credit valuation adjustment of $766,000 decreased the liability recorded for the interest rate collar as of September 30, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The following tables present losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,				TOTAL
	2009	LEVEL 1	LEVEL 2	LEVEL 3	LOSSES

Long-lived assets held and used	$798	$-	$-	$798	$9,492
Investments in and advances to unconsolidated affiliates	494	-	-	494	2,876

	NINE MONTHS ENDED
	SEPTEMBER 30,				TOTAL
	2009	LEVEL 1	LEVEL 2	LEVEL 3	LOSSES

Long-lived assets held and used	$5,421	$-	$-	$5,421	$84,338
Investments in and advances to unconsolidated affiliates	494	-	-	494	2,876
Goodwill	368,628	-	-	368,628	11,078
Indefinite-lived intangible assets	362,000	-	-	362,000	36,000

The Company recorded $9,492,000 and $84,338,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the three and nine months ended September 30, 2009, respectively.  Due to the impending third quarter sale of its Cheeseburger in Paradise concept (see Note 15), the Company recorded a $45,962,000 impairment charge (included in the nine-month total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value (see Note 7).  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the tables above.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

As a result of the Company’s annual impairment test in the second quarter, the Company recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the nine months ended September 30, 2009.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at September 30, 2009 and December 31, 2008 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at September 30, 2009 and December 31, 2008 (in thousands):

	SEPTEMBER 30,		DECEMBER 31,
	2009		2008
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,175,175	$998,899	$1,185,000	$533,250
Senior secured working capital revolving credit facility	50,000	42,500	50,000	22,500
Senior secured pre-funded revolving credit facility	15,700	13,345	12,000	5,400
Senior notes	248,075	220,787	488,220	91,541

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

In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its $1,310,000,000 variable-rate term loan.   The collar consists of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of the Company’s term loan.

As of September 30, 2009, the Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company records mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The Company’s objective in using natural gas derivatives is to mitigate some of its overall exposure to material increases in natural gas prices.  As of September 30, 2009, the Company had a notional volume of 398,000 MMBtus in unrealized natural gas swaps.  These natural gas derivatives were a non-designated hedge, and the Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.

The following tables present the fair value of the Company’s derivative financial instruments and their classification in its Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	FAIR VALUES OF DERIVATIVE INSTRUMENTS
	ASSET DERIVATIVES
	SEPTEMBER 30, 2009		DECEMBER 31, 2008
	BALANCE SHEET	FAIR	BALANCE SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated
as hedging instruments
Interest rate collar	Other current assets	$-	Other current assets	$-
Natural gas swaps	Other current assets	152	Other current assets	-
Total derivatives not designated
as hedging instruments		$152		$-

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Interest Rate Risk and Commodity Price Risk (continued)

	FAIR VALUES OF DERIVATIVE INSTRUMENTS
	LIABILITY DERIVATIVES
	SEPTEMBER 30, 2009		DECEMBER 31, 2008
	BALANCE SHEET	FAIR	BALANCE SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated
as hedging instruments
Interest rate collar	Accrued and other current liabilities	$23,618	Accrued and other current liabilities	$24,285
Natural gas swaps	Accrued and other current liabilities	-	Accrued and other current liabilities	1,172
Total derivatives not designated
as hedging instruments		$23,618		$25,457

The following table presents the location and effects of the Company’s derivative financial instruments on its Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	LOCATION OF	AMOUNT OF LOSS RECOGNIZED
	LOSS	IN INCOME ON DERIVATIVE
DERIVATIVES NOT	RECOGNIZED IN	THREE MONTHS ENDED		NINE MONTHS ENDED
DESIGNATED AS	INCOME ON	SEPTEMBER 30,		SEPTEMBER 30,
HEDGING INSTRUMENTS	DERIVATIVE	2009	2008	2009	2008
Interest rate collar	Interest expense	$(5,999)	$(1,970)	$(13,801)	$(1,113)
Natural gas swaps	Other restaurant operating	(198)	(1,939)	(849)	(1,018)
Total		$(6,197)	$(3,909)	$(14,650)	$(2,131)

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contains a provision in which the Company could be declared in default on its derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2009 and December 31, 2008, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $24,459,000 and $28,857,000, respectively.  As of September 30, 2009 and December 31, 2008, the Company was not required to post and did not post any collateral related to this agreement. If the Company breached the agreement’s provision at September 30, 2009, it would be required to settle its obligation under the agreement at its termination value of $24,459,000.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Other Current Assets

Other current assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Prepaid expenses	$27,042	$14,664
Accounts receivable	23,696	25,296
Accounts receivable - franchisees, net	5,507	4,476
Insurance receivable	20,300	-
Other current assets	26,477	17,387
	$103,022	$61,823

7.           Property, Fixtures and Equipment, Net

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Land	$12,141	$11,957
Buildings and building improvements	387,234	427,348
Furniture and fixtures	197,731	192,331
Equipment	304,397	296,736
Leasehold improvements	380,030	383,313
Construction in progress	4,789	19,036
Less: accumulated depreciation	(372,398)	(257,222)
	$913,924	$1,073,499

As a result of the impending third quarter sale of its Cheeseburger in Paradise concept (see Note 15), the Company recorded a $45,962,000 impairment charge during the second quarter of 2009 in order to reduce the carrying value of this concept’s assets to their estimated fair market value.  This impairment included $39,169,000 of charges to property, fixtures and equipment, $5,861,000 of charges to intangible assets and $932,000 of charges to other assets.

During the three and nine months ended September 30, 2009, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense (including the Cheeseburger in Paradise fixed asset impairment charges described above) of $11,514,000 and $86,658,000, respectively, and during the three and nine months ended September 30, 2008 recorded impairment charges and restaurant closing expense of $15,277,000 and $36,370,000, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statement of Operations (see Note 4).  These fixed asset impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Goodwill and Intangible Assets, Net

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill	$1,060,267
Accumulated impairment losses	(604,071)
Accumulated purchase accounting adjustments	3,604
Goodwill, December 31, 2008	459,800
Impairment loss	(11,078)
Goodwill, September 30, 2009	$448,722

During the second quarter of 2009, the Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  The Company’s review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values (see Note 4).  The Company also used the discounted cash flow method to determine the fair value of its intangible assets.  Due to poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company recorded an aggregate goodwill impairment loss of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts and impairment charges of $36,000,000 for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names during the nine months ended September 30, 2009. The Company also recorded impairment charges of $725,000 and $7,741,000 for other intangible assets for the three and nine months ended September 30, 2009, respectively.  The Company recorded goodwill and intangible asset impairment charges of $161,589,000 and $6,499,000, respectively, during the nine months ended September 30, 2008.

At September 30, 2009, remaining goodwill by reporting unit is as follows (in thousands):

SEPTEMBER 30, 2009
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

9.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Accrued payroll and other compensation	$74,564	$66,057
Accrued insurance	41,232	19,480
Other accrued and other current liabilities	91,097	98,669
	$206,893	$184,206

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Senior secured term loan facility, interest rate of 2.56% at September 30, 2009
and 2.81% at December 31, 2008	$1,175,175	$1,185,000
Senior secured working capital revolving credit facility, interest rate of 2.56% at
September 30, 2009 and 2.81% at December 31, 2008	50,000	50,000
Senior secured pre-funded revolving credit facility, interest rate of 2.56% at
September 30, 2009 and 2.81% at December 31, 2008	15,700	12,000
Senior notes, interest rate of 10.00% at September 30, 2009 and December 31, 2008	248,075	488,220
Other notes payable, uncollateralized, interest rates ranging from 1.21% to 7.30%
at September 30, 2009 and 2.28% to 7.30% at December 31, 2008	7,371	11,987
Sale-leaseback obligations	4,925	4,925
Guaranteed debt	24,500	33,283
	1,525,746	1,785,415
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(95,382)	(30,953)
Less: guaranteed debt	(24,500)	(33,283)
Long-term debt of OSI Restaurant Partners, LLC	$1,405,864	$1,721,179

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at September 30, 2009 and December 31, 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.63% and from 0.44% to 1.75% at September 30, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2009 and December 31, 2008).

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

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,175,175,000 and $1,185,000,000 at September 30, 2009 and December 31, 2008, respectively.  The Company has classified $75,000,000 of its term loans as current at September 30, 2009 due to its prepayment requirements.  However, the amount of this prepayment may vary based on year-end results.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At September 30, 2009 and December 31, 2008, the outstanding balance was $50,000,000.  In addition to outstanding borrowings at September 30, 2009 and December 31, 2008, $71,602,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as: (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (iii) $6,000,000 of the credit facility at September 30, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $3,562,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  As of September 30, 2009, the Company’s total outstanding letters of credit were $3,398,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once the Company fully utilizes $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At September 30, 2009 and December 31, 2008, the Company had fully utilized all of its restricted cash for capital expenditures, and it had borrowed $15,700,000 and $12,000,000, respectively, from its pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, as the Company is required to repay any outstanding loans in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Subsequent to the end of the third quarter of 2009, the Company drew $3,800,000 from its pre-funded revolving credit facility.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25 to 1.00, the Company’s MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The Company’s senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At September 30, 2009, the Company was in compliance with its debt covenants.

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

The obligations under the Company’s senior secured credit facilities are guaranteed by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent.  Subject to the conditions described below, the obligations are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of substantially all of the Company’s domestic wholly-owned subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries that are directly owned by the Company, OSI HoldCo, or a Guarantor.  Also, the Company is required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to the Company’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Company’s consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Company-wide consolidated EBITDA.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

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

In accordance with the terms of the senior notes and the senior secured credit facility, the Company’s restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, the Company is permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  As of December 31, 2008, all of the Company’s consolidated subsidiaries were restricted subsidiaries.  In April 2009, one of the Company’s restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.  Additionally, the Company’s consolidated financial statements contain the results of operations of certain subsidiaries in which the Company does not have an equity ownership.  These subsidiaries are not considered restricted or unrestricted subsidiaries.

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

On February 18, 2009, the Company commenced a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and the Company accepted for purchase $240,145,000 in principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  The Company recorded a gain from the extinguishment of its debt of $158,061,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the nine months ended September 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer.  The principal balance of senior notes outstanding at September 30, 2009 and December 31, 2008 was $248,075,000 and $488,220,000, respectively.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 337 restaurant properties that are sub-leased to the Company.

In June 2009, the Company renewed a one-year line of credit with a reduced maximum borrowing amount of 10,000,000,000 Korean won, or $8,413,000 at September 30, 2009 (12,000,000,000 Korean won, or $9,543,000 at December 31, 2008).  The line bears interest at 2.75% and 1.50% over the Korean Stock Exchange three-month certificate of deposit rate (5.33% and 6.94% at September 30, 2009 and December 31, 2008, respectively).  The line matures June 14, 2010.  There were no draws outstanding on this line of credit as of September 30, 2009 and December 31, 2008.

In June 2009, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,206,000 and $3,976,000 at September 30, 2009 and December 31, 2008, respectively).  The line bears interest at 2.51% and 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (5.09% and 6.59% at September 30, 2009 and December 31, 2008, respectively) and matures June 14, 2010.  There were no draws outstanding on this line of credit as of September 30, 2009 and December 31, 2008.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

DEBT GUARANTEES

The Company was the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird Nevada, LLC (“T-Bird”), which is owned by the principal of each of the Company’s California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR.  The Company was required to consolidate T-Bird effective January 1, 2004.  At December 31, 2008, the outstanding balance on the line of credit was approximately $33,283,000 and was included in the Company’s Consolidated Balance Sheet. T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  On September 11, 2009, T-Bird’s suit against the Company was dismissed.  T-Bird and its affiliates have given notice of appeal of that dismissal (see Note 14).

As a result of these lawsuits, the Company made certain assumptions and estimates in its consolidation of T-Bird at and for the three and nine months ended September 30, 2009, as T-Bird did not provide the Company with complete financial statements throughout 2009.  The Company is not aware of any events or transactions for T-Bird that are not reflected in the Company’s consolidated financial statements at and for the three and nine months ended September 30, 2009 that would materially affect these consolidated financial statements.

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At September 30, 2009 and December 31, 2008, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, the Company would, as one of the two guarantors, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in the Company’s favor. These agreements provide that if the Company is required to perform its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify it against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

During the three months ended March 31, 2009, the Company recorded a loss related to this guarantee of $24,500,000 in its Consolidated Statement of Operations based on its determination that its performance under a long-term contingent obligation was probable.  As a result of the amendment of the line of credit and extension of the Company’s guarantee obligation, the Company reconsidered its relationship with RY-8 during the second quarter of 2009.  The Company determined that RY-8 is a variable interest entity for which the Company is the primary beneficiary (see Note 16).  Therefore, the Company began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt.  No other assets or liabilities have been recorded as a result of consolidating RY-8.

11.           Comprehensive Loss and Foreign Currency Translation and Transactions

Comprehensive loss includes net loss and foreign currency translation adjustments.  Total comprehensive loss for the three months ended September 30, 2009 and 2008 was ($16,301,000), and ($52,882,000), respectively, which included the effect of gains and (losses) from translation adjustments of approximately $4,371,000 and ($6,297,000), respectively.

Total comprehensive loss for the nine months ended September 30, 2009 and 2008 was ($18,766,000) and ($245,895,000), respectively, which included the effect of gains and (losses) from translation adjustments of approximately $6,549,000 and ($13,068,000), respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of September 30, 2009 and December 31, 2008.

Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and was a net gain of $3,204,000 and $10,000 for the three and nine months ended September 30, 2009, respectively, and a net loss of ($6,391,000) and ($10,196,000) for the three and nine months ended September 30, 2008, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Income Taxes

As of September 30, 2009 and December 31, 2008, the Company had $12,363,000 and $16,537,000, respectively, of unrecognized tax benefits ($8,101,000 and $10,412,000, respectively, in “Other long-term liabilities” and $4,262,000 and $6,125,000, respectively, in “Accrued and other current liabilities”).  Of these amounts, $11,087,000 and $14,710,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The Company’s liability for unrecognized tax benefits decreased by $5,716,000 and $4,174,000 during the three and nine months ended September 30, 2009, respectively, primarily as a result of settlements of contingencies with state tax authorities and lapses in the applicable statutes of limitations.  The decrease during the nine months ended September 30, 2009 was partially offset by an increase for tax positions taken during a prior period.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $4,500,000 to $5,500,000 within the next twelve months after September 30, 2009.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008. The Company and its subsidiaries’ state income tax returns and foreign income tax returns also are open to audit under the statute of limitations for the years ended December 31, 1999 through 2008.

As of September 30, 2009 and December 31, 2008, the Company accrued $3,461,000 and $5,162,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its Benefit from income taxes and recognized related (benefit) expense of ($465,000) and $723,000 for the three and nine months ended September 30, 2009, respectively, and (benefit) expense of ($282,000) and $268,000 for the three and nine months ended September 30, 2008, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of guidance related to accounting for uncertainty in income taxes, and it has not changed since the adoption of this guidance.

The effective income tax rate for the three months ended September 30, 2009 was 50.0% compared to 43.1% for the three months ended September 30, 2008. The net increase of 6.9% in the effective income tax rate was primarily due to the benefit of the expected tax credit for excess FICA tax on employee-related tips being a larger percentage of projected annual pretax loss.

The effective income tax rate for the nine months ended September 30, 2009 was 57.3% compared to 22.3% for the nine months ended September 30, 2008.  The effective income tax rate for the nine months ended September 30, 2009 was significantly higher than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.  The net increase of 35.0% in the effective income tax rate during the nine months ended September 30, 2009 from the rate in the same period in 2008 was primarily due to a $150,511,000 decrease in Goodwill impairment for the nine months ended September 30, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc’s stock. This increase was partially offset by applying the combined federal and state statutory tax rate of 38.9% to the $158,061,000 gain on extinguishment of debt realized during the nine months ended September 30, 2009. This gain is a discrete item for which deferred taxes are provided for at the combined statutory federal and state income tax rates.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes, in the current aggregate outstanding principal amount of $248,075,000, are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (see Note 10). All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).  As a result of the sale of Cheeseburger in Paradise to PRG in September 2009, the Cheeseburger in Paradise subsidiaries are no longer considered Guarantors, as they are no longer 100% owned restricted subsidiaries.  Since the Company consolidates PRG after the sale transaction, these subsidiaries are considered Non-Guarantors.  The condensed consolidating financial statements below have been restated to include Cheeseburger in Paradise subsidiaries with the Non-Guarantors.  Additionally, these statements have been restated to reflect a shift in ownership of seven Guarantor restaurants from a Non-Guarantor parent to a Guarantor parent.  This change in ownership did not have a material effect on the statements.

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$18,150	$-	$50,684	$37,911	$-	$106,745
Current portion of restricted cash	1,152	-	4,440	-	-	5,592
Inventories	12,162	-	26,259	16,099	-	54,520
Deferred income tax assets	33,406	-	1,190	(45)	-	34,551
Other current assets	50,020	-	28,699	24,303	-	103,022
Total current assets	114,890	-	111,272	78,268	-	304,430
Property, fixtures and equipment, net	25,240	-	545,967	342,717	-	913,924
Investments in and advances to
unconsolidated affiliates, net	770	-	-	21,276	-	22,046
Investments in subsidiaries	-	-	2,523	-	(2,523)	-
Due from (to) subsidiaries	2,264,844	-	435,391	416,537	(3,116,772)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	437,550	158,258	-	595,808
Other assets, net	83,242	-	20,170	46,502	-	149,914
Total assets	$2,488,986	$-	$1,892,335	$1,172,818	$(3,119,295)	$2,434,844

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$3,507	$-	$59,488	$36,179	$-	$99,174
Accrued and other current
liabilities	102,034	-	67,454	37,405	-	206,893
Current portion of accrued
buyout liability	-	-	8,819	4,955	-	13,774
Unearned revenue	211	-	90,998	27,159	-	118,368
Income taxes payable	-	-	-	851	-	851
Current portion of long-term debt	90,705	-	3,070	1,607	-	95,382
Total current liabilities	196,457	-	229,829	108,156	-	534,442
Partner deposit and accrued
buyout liability	103	-	85,712	25,648	-	111,463
Deferred rent	870	-	40,525	24,446	-	65,841
Deferred income tax liability	27,582	-	135,758	(5,420)	-	157,920
Long-term debt	1,398,264	248,075	6,602	998	(248,075)	1,405,864
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	716,775	-	-	-	(716,775)	-
Due to (from) subsidiaries	127,134	-	1,462,671	1,526,967	(3,116,772)	-
Other long-term liabilities, net	140,601	-	62,888	29,184	-	232,673
Total liabilities	2,607,786	248,075	2,023,985	1,734,479	(4,081,622)	2,532,703
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	712,558	(248,075)	-	-	248,075	712,558
(Accumulated deficit)
retained earnings	(813,050)	-	(131,650)	(564,294)	695,944	(813,050)
Accumulated other comprehensive
(loss) income	(18,308)	-	-	(18,308)	18,308	(18,308)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(118,800)	(248,075)	(131,650)	(582,602)	962,327	(118,800)
Noncontrolling interest	-	-	-	20,941	-	20,941
Total (deficit) equity	(118,800)	(248,075)	(131,650)	(561,661)	962,327	(97,859)
	$2,488,986	$-	$1,892,335	$1,172,818	$(3,119,295)	$2,434,844

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$178,275	$-	$51,637	$41,558	$-	$271,470
Current portion of restricted cash	2,578	-	3,297	-	-	5,875
Inventories	36,343	-	29,531	18,694	-	84,568
Deferred income tax assets	34,309	-	1,370	(45)	-	35,634
Other current assets	12,228	-	24,192	25,403	-	61,823
Total current assets	263,733	-	110,027	85,610	-	459,370
Property, fixtures and equipment, net	26,560	-	617,789	429,150	-	1,073,499
Investments in and advances to
unconsolidated affiliates, net	145	-	-	20,177	-	20,322
Investments in subsidiaries	-	-	1,405	-	(1,405)	-
Due from (to) subsidiaries	2,333,807	-	-	20	(2,333,827)	-
Goodwill	-	-	340,608	119,192	-	459,800
Intangible assets, net	-	-	478,544	171,887	-	650,431
Other assets, net	127,654	-	21,399	45,420	-	194,473
Total assets	$2,751,899	$-	$1,569,772	$871,456	$(2,335,232)	$2,857,895

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$11,119	$-	$112,015	$61,618	$-	$184,752
Accrued and other current
liabilities	69,947	-	80,710	33,549	-	184,206
Current portion of accrued
buyout liability	-	-	12,858	4,370	-	17,228
Unearned revenue	192	-	170,462	42,023	-	212,677
Income taxes payable	-	-	-	799	-	799
Current portion of long-term debt	25,106	-	4,008	1,839	-	30,953
Current portion of guaranteed debt	-	-	-	33,283	-	33,283
Total current liabilities	106,364	-	380,053	177,481	-	663,898
Partner deposit and accrued
buyout liability	221	-	77,835	29,087	-	107,143
Deferred rent	841	-	30,348	19,667	-	50,856
Deferred income tax liability	58,293	-	147,421	(5,730)	-	199,984
Long-term debt	1,710,140	488,220	9,405	1,634	(488,220)	1,721,179
Accumulated losses in subsidiaries
in excess of investment	659,249	-	-	-	(659,249)	-
Due to (from) subsidiaries	228,496	-	994,981	1,110,349	(2,333,826)	-
Other long-term liabilities, net	151,049	-	66,589	33,244	-	250,882
Total liabilities	2,914,653	488,220	1,706,632	1,365,732	(3,481,295)	2,993,942
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	651,043	(488,220)	-	-	488,220	651,043
(Accumulated deficit)
retained earnings	(788,940)	-	(136,860)	(496,126)	632,986	(788,940)
Accumulated other comprehensive
(loss) income	(24,857)	-	-	(24,857)	24,857	(24,857)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(162,754)	(488,220)	(136,860)	(520,983)	1,146,063	(162,754)
Noncontrolling interest	-	-	-	26,707	-	26,707
Total (deficit) equity	(162,754)	(488,220)	(136,860)	(494,276)	1,146,063	(136,047)
	$2,751,899	$-	$1,569,772	$871,456	$(2,335,232)	$2,857,895

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$573,403	$262,523	$-	$835,926
Other revenues	94	-	4,115	1,646	-	5,855
Total revenues	94	-	577,518	264,169	-	841,781
Costs and expenses
Cost of sales	-	-	196,721	82,735	-	279,456
Labor and other related	4,133	-	167,957	77,260	-	249,350
Other restaurant operating	215	-	157,524	70,908	-	228,647
Depreciation and amortization	220	-	21,558	14,654	-	36,432
General and administrative	12,997	-	26,767	14,316	-	54,080
Provision for impaired assets
and restaurant closings	-	-	6,400	8,715	-	15,115
Loss (income) from operations
of unconsolidated affiliates	150	-	-	(688)	-	(538)
Total costs and expenses	17,715	-	576,927	267,900	-	862,542
Loss from operations	(17,621)	-	591	(3,731)	-	(20,761)
Equity in (losses) earnings of subsidiaries	(806)	-	516	-	290	-
Other income, net	-	-	-	3,204	-	3,204
Interest income	1,046	-	335	608	(1,850)	139
Interest expense	(23,498)	-	(1,457)	(795)	1,850	(23,900)
(Loss) income before (benefit)
provision from income taxes	(40,879)	-	(15)	(714)	290	(41,318)
(Benefit) provision from income taxes	(20,683)	-	135	(98)	-	(20,646)
Net (loss) income	(20,196)	-	(150)	(616)	290	(20,672)
Less: net loss attributable to
noncontrolling interest	-	-	-	(476)	-	(476)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(20,196)	$-	$(150)	$(140)	$290	$(20,196)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	NINE MONTHS ENDED SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,903,329	$790,392	$-	$2,693,721
Other revenues	180	-	11,083	6,961	-	18,224
Total revenues	180	-	1,914,412	797,353	-	2,711,945
Costs and expenses
Cost of sales	-	-	643,166	249,125	-	892,291
Labor and other related	11,771	-	537,373	228,171	-	777,315
Other restaurant operating	643	-	499,666	206,562	-	706,871
Depreciation and amortization	726	-	80,136	45,421	-	126,283
General and administrative	48,042	-	85,864	49,771	-	183,677
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	(10)	-	57,932	76,535	-	134,457
Loss (income) from operations
of unconsolidated affiliates	453	-	-	(1,108)	-	(655)
Total costs and expenses	86,125	-	1,905,283	864,409	-	2,855,817
(Loss) income from operations	(85,945)	-	9,129	(67,056)	-	(143,872)
Equity in (losses) earnings of subsidiaries	(64,076)	-	1,118	-	62,958	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other (expense) income, net	(6)	-	-	16	-	10
Interest income	3,568	-	967	2,053	(6,191)	397
Interest expense	(72,873)	-	(4,837)	(2,325)	6,191	(73,844)
(Loss) income before (benefit)
provision from income taxes	(61,271)	-	6,377	(67,312)	62,958	(59,248)
(Benefit) provision from income taxes	(37,161)	-	1,166	2,062	-	(33,933)
Net (loss) income	(24,110)	-	5,211	(69,374)	62,958	(25,315)
Less: net loss attributable to
noncontrolling interest	-	-	-	(1,205)	-	(1,205)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(24,110)	$-	$5,211	$(68,169)	$62,958	$(24,110)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$654,488	$287,259	$-	$941,747
Other revenues	-	-	1,870	4,918	-	6,788
Total revenues	-	-	656,358	292,177	-	948,535
Costs and expenses
Cost of sales	(520)	-	245,998	94,980	-	340,458
Labor and other related	(3,269)	-	185,012	83,665	-	265,408
Other restaurant operating	-	-	175,704	80,266	-	255,970
Depreciation and amortization	630	-	28,531	18,387	-	47,548
General and administrative	17,911	-	25,635	19,277	-	62,823
Provision for impaired assets
and restaurant closings	-	-	4,469	10,808	-	15,277
Loss from operations of
unconsolidated affiliates	901	-	-	465	-	1,366
Total costs and expenses	15,653	-	665,349	307,848	-	988,850
Loss from operations	(15,653)	-	(8,991)	(15,671)	-	(40,315)
Equity in (losses) earnings of subsidiaries	(33,847)	-	41	(1)	33,807	-
Other expense, net	-	-	(20)	(6,371)	-	(6,391)
Interest income	1,684	-	288	1,808	(2,351)	1,429
Interest expense	(35,684)	-	(2,124)	(1,107)	2,351	(36,564)
(Loss) income before (benefit) provision
for income taxes	(83,500)	-	(10,806)	(21,342)	33,807	(81,841)
(Benefit) provision for income taxes	(36,863)	-	195	1,412	-	(35,256)
Net (loss) income	(46,637)	-	(11,001)	(22,754)	33,807	(46,585)
Less: net income attributable to
noncontrolling interest	-	-	-	52	-	52
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(46,637)	$-	$(11,001)	$(22,806)	$33,807	$(46,637)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	NINE MONTHS ENDED SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,114,966	$901,863	$-	$3,016,829
Other revenues	-	-	9,272	8,424	-	17,696
Total revenues	-	-	2,124,238	910,287	-	3,034,525
Costs and expenses
Cost of sales	(134)	-	769,949	298,701	-	1,068,516
Labor and other related	(5,707)	-	587,442	260,712	-	842,447
Other restaurant operating	-	-	537,020	239,965	-	776,985
Depreciation and amortization	1,922	-	85,012	54,655	-	141,589
General and administrative	44,534	-	83,052	61,717	-	189,303
Goodwill impairment	-	-	-	161,589	-	161,589
Provision for impaired assets
and restaurant closings	-	-	11,608	31,261	-	42,869
Loss (income) from operations
of unconsolidated affiliates	2,105	-	-	(3,984)	-	(1,879)
Total costs and expenses	42,720	-	2,074,083	1,104,616	-	3,221,419
(Loss) income from operations	(42,720)	-	50,155	(194,329)	-	(186,894)
Equity in (losses) earnings of subsidiaries	(160,095)	-	730	-	159,365	-
Other expense, net	-	-	(19)	(10,177)	-	(10,196)
Interest income	6,274	-	1,140	4,189	(7,727)	3,876
Interest expense	(104,577)	-	(6,119)	(3,382)	7,727	(106,351)
(Loss) income before (benefit) provision
for income taxes	(301,118)	-	45,887	(203,699)	159,365	(299,565)
(Benefit) provision for income taxes	(68,119)	-	1,008	373	-	(66,738)
Net (loss) income	(232,999)	-	44,879	(204,072)	159,365	(232,827)
Less: net income attributable to
noncontrolling interest	-	-	-	172	-	172
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(232,999)	$-	$44,879	$(204,244)	$159,365	$(232,999)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(130,892)	$-	$33,178	$55,227	$-	$(42,487)

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(6,571)	-	-	-	-	(6,571)
Proceeds from sale of Company-owned
life insurance	13,232	-	-	-	-	13,232
Acquisitions of liquor licenses	-	-	-	(19)	-	(19)
Capital expenditures	(1,759)	-	(29,404)	(16,707)	-	(47,870)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	14,631	-	5,627	-	-	20,258
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(13,550)	-	(6,764)	-	-	(20,314)
Net cash provided by (used in)
investing activities	5,983	-	(29,580)	(16,726)	-	(40,323)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	-	-	-	34	-	34
Repayments of long-term debt	(9,830)	-	(3,980)	(1,548)	-	(15,358)
Proceeds from borrowings
on revolving credit facilities	16,400	-	-	-	-	16,400
Repayments of borrowings
on revolving credit facilities	(12,700)	-	-	-	-	(12,700)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Deferred financing fees	-	-	-	(155)		(155)
Purchase of note related to
guaranteed debt	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interest	-	-	-	1,635	-	1,635
Distributions to noncontrolling interest	-	-	-	(6,196)	-	(6,196)
Repayment of partner deposit and
accrued buyout contributions	(119)	-	(2,072)	(3,411)	-	(5,602)
Receipt of partner deposit and
accrued buyout contributions	-	-	1,502	1,112	-	2,614
Net cash used in
financing activities	(35,216)	-	(4,550)	(41,812)	-	(81,578)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(337)	-	(337)
Net decrease in cash
and cash equivalents	(160,125)	-	(952)	(3,648)	-	(164,725)
Cash and cash equivalents at the
beginning of the period	178,275	-	51,636	41,559	-	271,470
Cash and cash equivalents at the
end of the period	$18,150	$-	$50,684	$37,911	$-	$106,745

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$45,879	$-	$(69,061)	$5,416	$61,463	$43,697

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(879)	-	-	-	-	(879)
Proceeds from sale-leaseback transaction	8,100	-	-	-	-	8,100
Acquisitions of liquor licenses	-	-	(1,054)	(844)	-	(1,898)
Capital expenditures	(2,146)	-	(43,140)	(43,299)	-	(88,585)
Proceeds from the sale of property,
fixtures and equipment	-	-	9,753	-	-	9,753
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	116,428	-	2,953	-	-	119,381
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(90,623)	-	(3,882)	-	-	(94,505)
Payments from unconsolidated
affiliates	13	-	-	298	-	311
Investments in and advances to
unconsolidated affiliates	(1,067)	-	-	-	-	(1,067)
Net cash provided by (used in)
investing activities	29,826	-	(35,370)	(43,845)	-	(49,389)

Cash flows provided by (used in)
financing activities:
Repayments of long-term debt	(9,825)	-	(2,051)	(1,002)	-	(12,878)
Proceeds from borrowings
on revolving credit facilities	30,000	-	-	34	-	30,034
Contributions from noncontrolling
interest	-	-	-	786	-	786
Distributions to noncontrolling interest	-	-	-	(6,232)	-	(6,232)
Repayment of partner deposit and
accrued buyout contributions	-	-	(9,045)	(4,963)	-	(14,008)
Receipt of partner deposit and
accrued buyout contributions	-	-	2,513	3,287	-	5,800
Net cash provided by (used in)
financing activities	20,175	-	(8,583)	(8,090)	-	3,502
Net increase (decrease) in cash
and cash equivalents	95,880	-	(113,014)	(46,519)	61,463	(2,190)
Cash and cash equivalents at the
beginning of the period	-	-	150,453	82,114	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$95,880	$-	$37,439	$35,595	$-	$168,914

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

As of September 30, 2009, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8 totaling approximately $4,728,000 because the joint venture partner’s $24,500,000 line of credit was fully extended. Additional payments on behalf of RY-8 for these items may be required in the future.

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

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants (see Note 10).  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company expects to file motions to dismiss all counterclaims for failure to state a claim.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Commitments and Contingencies (continued)

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit.  The Company has filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have given notice of appeal of that dismissal.

15.           Related Parties

Private Restaurant Properties, LLC

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a master lease. The master lease is a triple net lease with a 15-year term. This sale-leaseback transaction resulted in operating leases for the Company.  Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (a “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company owed $961,000 of Release Amounts to PRP for the year ended December 31, 2008 and made this payment in January 2009.  The Company accrued $4,542,000 related to Release Amounts at September 30, 2009 for four closed locations, but it will not be required to pay PRP the Release Amounts until the sales occur.   The Company was not required to make any fair market rental payments to PRP during 2008 or during the nine months ended September 30, 2009.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the year ended December 31, 2008.

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept.  Other investors in PRG include a current development partner in certain Carrabba’s Italian Grill restaurants and former Company employees.  The Company provided the financing for the sale in the form of a $2,000,000 promissory note that bears interest at a rate of 600 basis points over the 90-day LIBOR.  The promissory note must be repaid in five annual installments that commence one year from the September 15, 2009 closing date.  In accordance with the terms of the promissory note, the annual principal and interest payment amounts are based on the cash flow of PRG, subject to certain maximum payment limits.  The promissory note and the payment of the purchase price are secured by a first priority purchase money security interest in the membership interests and assets of PRG.  The loan agreement for the promissory note also contains certain protective covenants such as, but not limited to: (i) PRG must obtain the Company’s prior written approval before incurring any additional indebtedness or new lease obligations or before extending or renewing any existing obligations, (ii) the Company retains the right to approve PRG’s financial capital and development plans, (iii) PRG cannot make any distributions, dividends or other payment of funds other than approved in an annual capital and financial plan and (iv) PRG cannot make any substantial change to its executive or management personnel or change its general character of business without the Company’s prior written consent.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.           Related Parties (continued)

Paradise Restaurant Group, LLC (continued)

The Company also provided PRG a $2,000,000 revolving line of credit to assist with seasonal cash flow shortages.  This line of credit permits borrowing at an interest rate of 600 basis points over 90-day LIBOR. Principal and interest is payable in weekly installments at an amount equal to the available cash balance of PRG after restaurant-level needs, as approved by the Company.  On and after September 15, 2010, the outstanding principal balance on the revolving line of credit may not exceed $1,000,000.  The revolving line of credit matures September 15, 2011.  It is secured by the same collateral as the promissory note with similar protective covenants.  As of September 30, 2009, there have not been any draws on the revolving line of credit.

PRG may elect to have the Company continue to provide certain accounting, technology, real estate and purchasing services and use of its research and development facility and office services for a period of two years for agreed-upon fees.

The Company assigned PRG all restaurant property leases under their current terms, except as otherwise provided in the purchase and sale agreement, but remains contingently liable on certain of the assigned third-party leases and all of the PRP leases.  The buyer is responsible for paying common area maintenance, real estate taxes and other expenses on these restaurant properties.

Based on the terms of the purchase and sale agreement, including the Company’s financing of the transaction as described above, the Company determined that PRG is a variable interest entity for which the Company is the primary beneficiary.  Therefore, the Company consolidated PRG after the sale transaction and will continue to do so until such time when it is no longer the primary beneficiary (see Note 16).  Any receivables, payables, income or expenses between the Company and PRG are eliminated in consolidation.

Other

Effective December 31, 2008, the Company sold its interest in its Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by the Company’s Founders (two of whom are also board members of the Company and of KHI), one of its named executive officers and a former employee for $4,200,000.  In the third quarter of 2009, the named executive officer transferred his ownership interest in Selmon’s to two of the Company’s Founders (who are also board members of the Company and KHI) at his initial investment cost.

Upon completion of the Merger, the Company entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket expenses, of $2,439,000 and $7,341,000 for the three and nine months ended September 30, 2009, respectively, and of $2,600,000 and $7,273,000 for the three and nine months ended September 30, 2008, respectively, were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement includes customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

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

Roy’s

The Company’s consolidated financial statements include the accounts and operations of its Roy’s consolidated joint venture in which it has a less than majority ownership. The Company controls the executive committee (which functions as a board of directors) through representation on the board by related parties, and it is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated joint venture, RY-8, have been funded by loans to the partner from a third party where the Company provides a guarantee (see Note 10). The guarantee provides the Company control through its collateral interest in RY-8’s membership interest. As a result of the Company’s controlling financial interest and control of the executive committee, the joint venture is included in the Company’s consolidated financial statements.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheet for this variable interest entity were $31,673,000 and $7,261,000, respectively, at September 30, 2009 and $40,331,000 and $12,053,000, respectively, at December 31, 2008.

RY-8, Inc.

During the second quarter of 2009, the Company reconsidered its relationship with RY-8 as a result of the amendment to RY-8’s line of credit and extension of the Company’s guarantee obligation.  The Company determined that RY-8 is a variable interest entity because the Company’s guarantee obligation indicates that the Company will absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since the joint venture partner’s $24,500,000 line of credit became fully extended in 2007, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company believes it is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company determined it is the primary beneficiary and began consolidating RY-8 effective April 1, 2009.  As a result, the Company reclassified its $24,500,000 contingent obligation to guaranteed debt.  No other assets or liabilities have been recorded as a result of consolidating RY-8.  Effective April 1, 2009, the portion of income or loss attributable to RY-8, excluding interest expense on the line of credit, is eliminated in the line item in the Consolidated Statement of Operations entitled “Net (loss) income attributable to noncontrolling interest.”  All material intercompany balances and transactions have been eliminated.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.           Variable Interest Entities (continued)

Private Restaurant Properties, LLC

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

Franchisees

The Company is a franchisor of 150 restaurants as of September 30, 2009, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

T-Bird Nevada, LLC

The Company was the guarantor on an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees.  This entity used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  On September 11, 2009, T-Bird’s suit against the Company was dismissed.  T-Bird and its affiliates have given notice of appeal of that dismissal.  The Company consolidates T-Bird because it is a variable interest entity, and the Company absorbs the majority of the expected losses (see Notes 10 and 14).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.           Variable Interest Entities (continued)

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept (see Note 15).  Based on the terms of the purchase and sale agreement, including the Company’s financing of the transaction through a promissory note, the revolving line of credit provided by the Company to assist with seasonal cash flow shortages, the Company’s remaining contingent liability on certain of the assigned third-party leases and all of the PRP leases, the protective covenants to limit certain activities of PRG and the low likelihood that PRG could obtain sufficient third-party financing in the near future from financial institutions, the Company determined that it is the primary beneficiary of this variable interest entity.  Therefore, the Company consolidated PRG after the sale transaction and will continue to do so until such time when it is no longer the primary beneficiary.  However, since the Company is consolidating an entity in which it does not have an equity interest, the Company classifies 100% of PRG’s net loss as “Net (loss) income attributable to noncontrolling interest” in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009.  The Company also classifies PRG’s equity as “Noncontrolling interest” in its Consolidated Balance Sheet subsequent to the sale transaction.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheet for this variable interest entity were $6,422,000 and $8,733,000, respectively, at September 30, 2009.  Any receivables, payables, income or expenses between the Company and PRG are eliminated in consolidation.

17.           Subsequent Events

The Company evaluated its subsequent events through the date the financial statements were issued, November 13, 2009.

On November 3, 2009, the Company announced the retirement of its chief executive officer effective November 15, 2009.  Following his employment termination, he will continue to remain a member of each of the Boards of the Company and KHI and, effective as of November 16, 2009, will also be appointed Chair of each Board.  On November 3, 2009, the Company also announced the appointment of its new chief executive officer.  Her employment commences on November 16, 2009, and she will serve as a member of each of the Boards of the Company and KHI.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,475 system-wide restaurants and 2008 annual revenues for Company-owned restaurants exceeding $3.9 billion. As of September 30, 2009, we operate in 49 states and in 21 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our concepts include Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our long-range plan is to exit our Roy’s concept, but we do not have an established timeframe within which this will occur.  In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept (see “Transactions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).

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

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our current initiatives to drive traffic and our long-term objectives to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is high. We are not a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies balance investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

The continued depressed economic conditions pose challenges to our business as consumer confidence and spending, availability of credit, interest rates, foreign currency exchanges rates and other items are adversely impacted (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

We promote our Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants through national and spot television and/or radio media.  We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. We rely on word-of-mouth customer experience, grassroots marketing in local venues, direct mail and national print media to support broadcast media and as the primary campaigns for our upscale casual brands.  Our advertising spending is targeted to promote and maintain brand image and develop consumer awareness of new menu offerings, such as new items added to appeal to value-conscious consumers.  We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.  We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers an experience that we believe reaches beyond the existing interpretation of Australia and the Outback in our restaurants, and it is expressed in updated fabrics, textures, art, lighting, props and murals.

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

Our industry’s challenges and risks include, but are not limited to, economic conditions, including weak consumer spending, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption, and commodity pricing. Additionally, although we have reduced our development schedule, development is still subject to risk because of significant real estate and construction costs and the availability of capital and debt covenant restrictions, and our results are affected by consumer tolerance of our prices.  Changes in our operations in future periods may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues
Restaurant sales	99.3%	99.3%	99.3%	99.4%
Other revenues	0.7	0.7	0.7	0.6
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	33.4	36.2	33.1	35.4
Labor and other related (1)	29.8	28.2	28.9	27.9
Other restaurant operating (1)	27.4	27.2	26.2	25.8
Depreciation and amortization	4.3	5.0	4.7	4.7
General and administrative	6.4	6.6	6.8	6.2
Loss on contingent debt guarantee	-	-	0.9	-
Goodwill impairment	-	-	0.4	5.3
Provision for impaired assets and restaurant closings	1.8	1.6	5.0	1.4
(Income) loss from operations of unconsolidated affiliates	(0.1)	0.1	(* )	(0.1)
Total costs and expenses	102.5	104.3	105.3	106.2
Loss from operations	(2.5)	(4.3)	(5.3)	(6.2)
Gain on extinguishment of debt	-	-	5.8	-
Other income (expense), net	0.4	(0.7)	-	(0.3)
Interest income	*	0.2	*	0.1
Interest expense	(2.8)	(3.8)	(2.7)	(3.5)
Loss before benefit from income taxes	(4.9)	(8.6)	(2.2)	(9.9)
Benefit from income taxes	(2.4)	(3.7)	(1.3)	(2.2)
Net loss	(2.5)	(4.9)	(0.9)	(7.7)
Less: net (loss) income attributable to noncontrolling interest	(0.1)	*	(* )	*
Net loss attributable to OSI Restaurant Partners, LLC	(2.4)%	(4.9)%	(0.9)%	(7.7)%
__________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10 of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 10.5% and 10.3% for the three and nine months ended September 30, 2009 compared with the corresponding periods in 2008.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, sales of Company-owned restaurants:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$454	$512	$1,484	$1,648
International	65	77	185	233
Total	519	589	1,669	1,881
Carrabba's Italian Grill	146	159	479	519
Bonefish Grill	90	94	283	295
Fleming's Prime Steakhouse and Wine Bar	44	48	143	160
Other restaurants	37	52	120	162
Total Company-owned restaurant sales	$836	$942	$2,694	$3,017

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$69	$78	$224	$251
International	46	43	118	119
Total	115	121	342	370
Carrabba's Italian Grill	-	-	2	-
Bonefish Grill	4	4	12	12
Total franchise and development joint venture sales (1)	$119	$125	$356	$382
Income from franchise and development joint ventures (2)	$5	$6	$16	$19
__________________
(1)	Franchise and development joint venture sales are not included in revenues as reported in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “(Income) loss from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	SEPTEMBER 30,
	2009		2008
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	684		688
Company-owned - international	120		131
Franchised and development joint venture - domestic	108		107
Franchised and development joint venture - international	59		53
Total	971		979
Carrabba's Italian Grill
Company-owned	232		237
Franchised and development joint venture	1		-
Total	233		237
Bonefish Grill
Company-owned	145		145
Franchised and development joint venture	7		7
Total	152		152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64		58
Other
Company-owned	58	(1)	73
System-wide total	1,478		1,499
__________________
(1)	Includes 34 Cheeseburger in Paradise restaurants that were sold in September 2009 but continue to be consolidated since we are the primary beneficiary.

None of our individual brands are considered separate reportable segments, as the brands have similar economic characteristics, nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008

REVENUES

Restaurant sales. Restaurant sales decreased by 11.2% or $105,821,000 during the three months ended September 30, 2009 as compared with the same period in 2008. The decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 39 restaurants since September 30, 2008 and was partially offset by additional revenues of approximately $9,313,000 from the opening of 17 new restaurants after September 30, 2008.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended September 30, 2009 and 2008:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

Average restaurant unit volumes (weekly):
Outback Steakhouse	$50,507	$56,782
Carrabba's Italian Grill	$47,831	$51,052
Bonefish Grill	$47,241	$49,295
Fleming's Prime Steakhouse and Wine Bar	$55,199	$64,237
Operating weeks:
Outback Steakhouse	8,992	9,036
Carrabba's Italian Grill	3,040	3,115
Bonefish Grill	1,894	1,897
Fleming's Prime Steakhouse and Wine Bar	837	749
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	0.8%	3.9%
Carrabba's Italian Grill	1.6%	1.6%
Bonefish Grill	0.6%	1.8%
Fleming's Prime Steakhouse and Wine Bar	0.6%	4.1%
Same-store sales (stores open 18 months or more):
Outback Steakhouse	-10.7%	-7.9%
Carrabba's Italian Grill	-7.5%	-5.7%
Bonefish Grill	-5.8%	-10.2%
Fleming's Prime Steakhouse and Wine Bar	-18.0%	-9.7%
__________________
(1)           The stated pricing excludes the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 2.8% of restaurant sales to 33.4% in the three months ended September 30, 2009 as compared with 36.2% in the same period in 2008.  The decrease as a percentage of restaurant sales was primarily due to a 1.4% decline from decreases in beef, dairy, produce and other commodity costs and a 1.3% impact from certain cost savings initiatives.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and certain other stock-based and incentive compensation expenses.  Labor and other related expenses increased 1.6% as a percentage of restaurant sales to 29.8% in the three months ended September 30, 2009 as compared with 28.2% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 2.1% from declines in average unit volumes, (ii) 0.8% from an increase in expenses incurred as a result of gains on participants’ PEP and other deferred compensation investment accounts and (iii) 0.5% from higher kitchen, service and management labor costs.  The increase was partially offset by decreases as a percentage of restaurant sales of 1.8% from certain cost savings initiatives.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.2% to 27.4% as a percentage of restaurant sales in the three months ended September 30, 2009 as compared with 27.2% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily 1.3% from declines in average unit volumes and 0.2% from increases in advertising costs.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from decreases in utilities costs, 0.3% from lower general liability insurance expense, 0.3% from certain cost savings initiatives and 0.2% from reduced pre-opening costs.

Depreciation and amortization. Depreciation and amortization costs decreased 0.7% as a percentage of total revenues to 4.3% in the three months ended September 30, 2009 as compared with 5.0% in the same period in 2008 primarily due to the full depreciation of certain assets as of June 14, 2009.  This decrease as a percentage of total revenues was partially offset by declines in average unit volumes.

General and administrative. General and administrative costs decreased by $8,743,000 to $54,080,000 in the three months ended September 30, 2009 as compared with $62,823,000 in the same period in 2008.  This decrease was primarily attributable to an $8,400,000 gain on the cash surrender value of life insurance and PEP and $2,500,000 of general and administrative cost savings associated with field support and managers-in-training. This decrease was partially offset by $3,700,000 of incremental bonus expense in the third quarter of 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008 (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings. During the third quarter of 2009, we recorded a provision for impaired assets and restaurant closings of $15,115,000 which included $11,514,000 of impairment charges and restaurant closing expense for certain of our restaurants, $2,876,000 of impairment charges for investments in and advances to unconsolidated affiliates and $725,000 of impairment charges for favorable lease assets.  During the third quarter of 2008, a provision of $15,277,000 was recorded for impairment charges and restaurant closing expense for certain of our restaurants.  We used the discounted cash flow method to determine the fair value of our intangible assets.  Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Other income (expense), net. Other income (expense), net represents the foreign currency transaction gains (losses) of $3,204,000 and ($6,391,000) resulting from fluctuations in foreign currency exchange rates on international investments for the three months ended September 30, 2009 and 2008, respectively.

Interest expense. Interest expense was $23,900,000 for the three months ended September 30, 2009 as compared with $36,564,000 in the same period in 2008. The decrease in interest expense resulted from (i) a $301,925,000 decrease in outstanding senior notes as a result of our cash tender offer during the first quarter of 2009 and our open market purchases during the fourth quarter of 2008 and (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt in the three months ended September 30, 2009 as compared to the same period in 2008.  This decrease was partially offset by an increase of $5,631,000 in our interest payment related to the quarterly expiration of our interest rate collar’s option pairs for the three months ended September 30, 2009 as compared to the same period in 2008.

Benefit from income taxes.  The effective income tax rate for the three months ended September 30, 2009 was 50.0% compared to 43.1% for the three months ended September 30, 2008. The net increase of 6.9% in the effective income tax rate was primarily due to the benefit of the expected tax credit for excess FICA tax on employee-related tips being a larger percentage of projected annual pretax loss.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

REVENUES

Restaurant sales.  Restaurant sales decreased by 10.7% or $323,108,000 during the nine months ended September 30, 2009 as compared with the same period in 2008.  The decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 39 restaurants since September 30, 2008 and was partially offset by additional revenues of approximately $24,161,000 from the opening of 17 new restaurants after September 30, 2008.  The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the nine months ended September 30, 2009 and 2008:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

Average restaurant unit volumes (weekly):
Outback Steakhouse	$55,368	$61,252
Carrabba's Italian Grill	$53,084	$55,930
Bonefish Grill	$50,625	$53,807
Fleming's Prime Steakhouse and Wine Bar	$59,340	$73,136
Operating weeks:
Outback Steakhouse	26,776	26,930
Carrabba's Italian Grill	9,016	9,283
Bonefish Grill	5,585	5,479
Fleming's Prime Steakhouse and Wine Bar	2,451	2,181
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	1.4%	3.6%
Carrabba's Italian Grill	1.8%	1.6%
Bonefish Grill	1.4%	1.5%
Fleming's Prime Steakhouse and Wine Bar	0.4%	4.1%
Same-store sales (stores open 18 months or more):
Outback Steakhouse	-9.7%	-5.2%
Carrabba's Italian Grill	-6.9%	-3.2%
Bonefish Grill	-8.0%	-7.3%
Fleming's Prime Steakhouse and Wine Bar	-20.1%	-8.1%
__________________
(1)           The stated pricing excludes the impact of product mix shifts to new menu offerings.

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 2.3% of restaurant sales to 33.1% in the nine months ended September 30, 2009 as compared with 35.4% in the same period in 2008.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 1.3% from the impact of certain cost savings initiatives, (ii) 0.8% from decreases in beef and dairy costs and (iii) 0.3% from general menu price increases.  This decrease as a percentage of restaurant sales was partially offset by increases in produce and seafood costs that negatively impacted cost of sales by 0.2% as a percentage of restaurant sales.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008 (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and certain other stock-based and incentive compensation expenses.  Labor and other related expenses increased 1.0% as a percentage of restaurant sales to 28.9% in the nine months ended September 30, 2009 as compared with 27.9% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 1.6% from declines in average unit volumes, (ii) 0.6% from higher kitchen, service and management labor costs, including payroll tax expense, and (iii) 0.4% from an increase in expenses incurred as a result of gains on participants’ PEP and other deferred compensation investment accounts.  The increase was partially offset by decreases as a percentage of restaurant sales of approximately 1.7% from certain cost savings initiatives.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.4% to 26.2% as a percentage of restaurant sales in the nine months ended September 30, 2009 as compared with 25.8% in the same period in 2008.  The increase as a percentage of restaurant sales was primarily 1.3% from declines in average unit volumes and 0.2% from increases in advertising costs.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from certain cost savings initiatives, 0.3% from decreases in utilities costs and 0.2% from reduced pre-opening costs.

Depreciation and amortization. Depreciation and amortization costs remained flat at 4.7% as a percentage of total revenues in the nine months ended September 30, 2009 as compared with the same period in 2008. This is due to declines in average unit volumes completely offsetting a decrease as a percentage of total revenues from the full depreciation of certain assets as of June 14, 2009.

General and administrative. General and administrative costs decreased by $5,626,000 to $183,677,000 in the nine months ended September 30, 2009 as compared with $189,303,000 in the same period in 2008.  This decrease was primarily attributable to the following: (i) a $14,800,000 gain on the cash surrender value of life insurance and PEP, (ii) $9,900,000 of general and administrative cost savings associated with field support and managers-in-training, (iii) $6,300,000 of certain cost savings initiatives and (iv) $2,500,000 from a reduction in travel expenses.  This decrease was partially offset by $11,800,000 of incremental bonus and severance expenses and $9,400,000 of incremental deferred compensation and stock option expenses in the nine months ended September 30, 2009 as compared to the same period in 2008 and a nonrecurring $6,662,000 gain from the sale of land in Las Vegas, Nevada that occurred in the first half of 2008.

Loss on contingent debt guarantee.  We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24,500,000 loss associated with this guarantee for the nine months ended September 30, 2009.

Goodwill impairment. In connection with our annual impairment test, we recorded a goodwill impairment charge of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the nine months ended September 30, 2009 and recorded a goodwill impairment charge of $161,589,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the nine months ended September 30, 2008.  Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  These goodwill impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008 (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings. During the nine months ended September 30, 2009, we recorded a provision for impaired assets and restaurant closings of $134,457,000 which included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter sale, $47,739,000 of impairment charges and restaurant closing expense for certain of our other restaurants, $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names, $2,876,000 of impairment charges for investments in and advances to unconsolidated affiliates and $1,880,000 of impairment charges for favorable lease assets.  During the nine months ended September 30, 2008, a provision of $42,869,000 was recorded which included $36,370,000 of impairment charges for certain of our restaurants, $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits trademark and $3,037,000 of impairment charges for the Carrabba’s Italian Grill trade name.  We used the discounted cash flow method to determine the fair value of our intangible assets.  Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Gain on extinguishment of debt.   During the first quarter of 2009, we accepted for purchase $240,145,000 in principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 for the nine months ended September 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Other income (expense), net. Other income (expense), net represents the foreign currency transaction gains (losses) of $10,000 and ($10,196,000) resulting from fluctuations in foreign currency exchange rates on international investments for the nine months ended September 30, 2009 and 2008, respectively.

Interest income.  Interest income was $397,000 for the nine months ended September 30, 2009 as compared with $3,876,000 in the same period in 2008.  The decrease in interest income resulted primarily from a decline in interest rates in the nine months ended 2009 as compared with the same period in 2008 and a decline in the balance of Cash and cash equivalents at September 30, 2009 as compared to September 30, 2008.

Interest expense. Interest expense was $73,844,000 for the nine months ended September 30, 2009 as compared with $106,351,000 in the same period in 2008. The decrease in interest expense resulted from (i) a $301,925,000 decrease in outstanding senior notes as a result of our cash tender offer during the first quarter of 2009 and our open market purchases during the fourth quarter of 2008 and (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt in the nine months ended September 30, 2009 as compared with the same period in 2008.  This decrease was partially offset by an increase of $13,196,000 in our interest payment related to the quarterly expiration of our interest rate collar’s option pairs for the nine months ended September 30, 2009 as compared to the same period in 2008.

Benefit from income taxes.  The effective income tax rate for the nine months ended September 30, 2009 was 57.3% compared to 22.3% for the nine months ended September 30, 2008.  The effective income tax rate for the nine months ended September 30, 2009 was significantly higher than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.  The net increase of 35.0% in the effective income tax rate during the nine months ended September 30, 2009 from the rate in the same period in 2008 was primarily due to a $150,511,000 decrease in Goodwill impairment for the nine months ended September 30, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to Kangaroo Holdings, Inc.’s acquisition of OSI Restaurant Partners, Inc’s stock. This increase was partially offset by applying the combined federal and state statutory tax rate of 38.9% to the $158,061,000 gain on extinguishment of debt realized during the nine months ended September 30, 2009. This gain is a discrete item for which deferred taxes are provided for at the combined statutory federal and state income tax rates.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents were $106,745,000 at September 30, 2009 as compared with $271,470,000 at December 31, 2008.  This decrease was partially due to our cash tender offer in the first quarter of 2009 in which we paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We funded the tender offer with (i) cash on hand and (ii) proceeds from a $47,000,000 contribution from our direct owner, OSI HoldCo, Inc. (“OSI HoldCo”), (see “Credit Facilities” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). In addition, we paid $33,311,000 upon termination of our guarantee obligation for T-Bird Nevada, LLC (“T-Bird”) by purchasing the note and all related rights from the lender in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and paid approximately $30,000,000 of Accounts payable from December 31, 2008 that was delayed until the beginning of 2009 (which under our historic practices would have been paid by December 31, 2008).  Inventories were $54,520,000 at September 30, 2009 as compared with $84,568,000 at December 31, 2008.  This decrease was primarily attributable to a decrease in certain inventory purchases resulting from utilization of inventory on hand and a reduction of bulk seafood purchases.  Other current assets totaled $103,022,000 at September 30, 2009 as compared with $61,823,000 at December 31, 2008.  This increase was primarily due to an increase in prepaid expenses and reclassification of $20,300,000 of insurance receivables to current from long-term.  This classification change also affected Other assets, which decreased to $149,914,000 at September 30, 2009 from $194,473,000 at December 31, 2008.  The decrease in Other assets was also attributable to a decline in deferred financing fees as a result of our cash tender offer and periodic amortization.

Working capital (deficit) totaled ($230,012,000) and ($204,528,000) at September 30, 2009 and December 31, 2008, respectively, and included Unearned revenue from gift cards of $118,368,000 and $212,677,000 at September 30, 2009 and December 31, 2008, respectively.

Current liabilities totaled $534,442,000 at September 30, 2009 as compared with $663,898,000 at December 31, 2008 with the decrease primarily due to an $85,578,000 decrease in Accounts payable and a $94,309,000 decrease in Unearned revenue.  The decline in Accounts payable is due to the normal seasonal pattern combined with a reduction in purchasing volume, price savings realized from certain costs savings initiatives and the aforementioned delay in Accounts payable payments at December 31, 2008.  The decrease in Unearned revenue is due to the typical seasonal pattern for gift cards.  The decline in Current liabilities also resulted from the termination of our $33,283,000 guarantee obligation for T-Bird in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The decrease in Current liabilities is partially offset by a $64,429,000 increase in the Current portion of long-term debt and a $22,687,000 increase in Accrued and other current liabilities.  Current portion of long-term debt increased as a result of the classification of a portion of our term loans as current at September 30, 2009 due to our prepayment requirements (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The increase in Accrued and other current liabilities was primarily due to reclassification of $20,300,000 of accrued insurance to current from long-term.

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

The continued depressed economic conditions have created a challenging environment for us and for the restaurant industry and have limited and may continue to limit our liquidity.  During 2008, we incurred goodwill impairment charges of $604,071,000, intangible asset impairment charges of $46,420,000 and restaurant impairment charges of $65,767,000.  During the nine months ended September 30, 2009, we incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $90,716,000.  In 2008, we experienced downgrades in our credit ratings, and we continue to experience declining restaurant sales and be subject to risk from: consumer confidence and spending patterns; the availability of credit presently arranged from revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers.  Additionally, our substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, we accelerated existing initiatives and implemented new measures in 2008 to manage liquidity.  We have continued these measures and implemented additional measures in 2009.

We have implemented various cost-saving initiatives, including food cost decreases via waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  We developed new menu items to appeal to value-conscious consumers and have used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the nine months ended September 30, 2009 as compared to the same period in 2008 due to (i) a significant decrease in outstanding senior notes as a result of our open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Based on anticipated revenues and cash flows, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on results of actions taken, our knowledge of the economic and industry trends and the declines in sales at our restaurants combined with our attempts to mitigate the impact of those declines.  However, further deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

Further deterioration in the financial markets could adversely affect our ability to borrow under our revolving credit facilities.  In April 2009, we repaid outstanding loans under the pre-funded revolving credit facility and funded our capital expenditures account using 100% of our “annual true cash flow,” as required and defined in the credit agreement.  At September 30, 2009, our outstanding balance on the pre-funded revolving credit facility was $15,700,000.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at September 30, 2009, as we will be required to repay outstanding loans under the pre-funded revolving credit facility in April of 2010 using 100% of our  “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results.  Subsequent to the end of the third quarter of 2009, we drew $3,800,000 from our pre-funded revolving credit facility.  Our outstanding balance on the working capital revolving credit facility was $50,000,000 at September 30, 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

At September 30, 2009 and December 31, 2008, our Moody’s Applicable Corporate Rating was Caa1, and our Standard & Poor’s corporate credit rating was B-.  Our credit agreement does not penalize us for a downgrade in our credit ratings.  We have not experienced a material change and do not anticipate experiencing a material change in vendor pricing or supply as a result of our credit ratings from Standard and Poor’s and Moody’s Investors Service.

Our current credit ratings, possible future downgrades in our credit ratings and continued depressed economic conditions could affect our ability to obtain future credit and the cost of that credit.  On April 1, 2009, a $24,500,000 line of credit that we guarantee expired and was amended with a revised termination date of April 15, 2013 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  During the three months ended March 31, 2009, we recorded a loss related to this guarantee of $24,500,000 in our Consolidated Statement of Operations based on our determination that our performance under a long-term contingent obligation was probable. During the second quarter of 2009, we reclassified the $24,500,000 contingent obligation to guaranteed debt.

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

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against us and certain of our officers and affiliates.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement between us and T-Bird related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have given notice of appeal of that dismissal.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

Variable interest rates on the senior secured term loan facility declined slightly during the nine months ended September 30, 2009 (2.56% at September 30, 2009 and 2.81% at December 31, 2008).  The amount of required interest payments on our debt will change as future interest rates fluctuate, without considering the effects of the interest rate collar.  Between November 18, 2008 and November 21, 2008, in an effort to deleverage and reduce interest expense, we purchased and extinguished $61,780,000 in aggregate principal amount of our senior notes at a significant discount on the open market.  On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Current market conditions affect our foreign currency exchange rates.  These rates have stabilized during the nine months ended September 30, 2009.  However, if the foreign currency exchange rates depreciate in certain of the countries in which we operate, we may experience declines in our international operating results during the remainder of 2009 or in 2010.

The challenging economy may adversely affect our suppliers and other third-party service providers.  At this time, however, we do not anticipate an interruption in supplies from our most significant vendors.  In the nine months ended September 30, 2009, we committed $8,302,000 of our working capital revolving credit facility for the issuance of letters of credit.  This was primarily for a $6,000,000 letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $71,652,000, which is $3,348,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  If requests for letters of credit exceed the remaining availability on our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.

Any changes in our counterparty credit risk for our interest rate collar have been accounted for in the fair value measurement of the derivative (see “Fair Value Measurements” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  As of September 30, 2009 and December 31, 2008, the fair value of the interest rate collar derivative, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $24,459,000 and $28,857,000, respectively.  As of September 30, 2009 and December 31, 2008, we were not required to post and did not post any collateral related to our interest rate collar.  Our agreement with our counterparty for the interest rate collar contains a provision in which we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.  The termination value for such a settlement would have been $24,459,000 at September 30, 2009.

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

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At September 30, 2009, we were in compliance with our covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to successfully reduce our costs, implement efficiency programs and continue to improve our working capital management.  If, as a result of the economic challenges described above or otherwise, our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement.  In the event of this occurrence, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, or refinancing all or a portion of our senior secured credit facilities under modified terms.  There can be no assurance that we will be able to effect any such actions or terms acceptable to us or at all or that such actions will be successful in maintaining our covenant compliance.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $47,870,000 and $88,585,000 for the nine months ended September 30, 2009 and 2008, respectively.   We estimate that our capital expenditures will total approximately $60,000,000 to $70,000,000 in both 2009 and 2010. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2009 and in 2010.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Net cash (used in) provided by operating activities	$(42,487)	$43,697
Net cash used in investing activities	(40,323)	(49,389)
Net cash (used in) provided by financing activities	(81,578)	3,502
Effect of exchange rate changes on cash and cash equivalents	(337)	-
Net decrease in cash and cash equivalents	$(164,725)	$(2,190)

Operating activities

Net cash used in operating activities was $42,487,000 for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $43,697,000 for the same period in 2008.  The difference was primarily attributable to (i) lower restaurant sales, (ii) a significant decrease in accounts payable when compared to the prior period due to a decrease in restaurant-level activity and (iii) an increase in gift card redemptions during the nine months ended September 30, 2009 as a result of higher gift card sales during the year-end 2008 holiday season and an expansion of corporate gift card sales.  The change is partially offset by a decrease in certain inventory purchases resulting from utilization of inventory on hand and a reduction of bulk seafood purchases.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $40,323,000 compared to $49,389,000 for the same period in 2008. Net cash used in investing activities for the nine months ended September 30, 2009 was primarily attributable to capital expenditures of $47,870,000.  Net cash used in investing activities for this period was partially offset by the $6,661,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.  Net cash used in investing activities for the nine months ended September 30, 2008 was primarily attributable to capital expenditures of $88,585,000 and was partially offset by the following: (i) $24,876,000 net difference between restricted cash received and restricted cash used for capital expenditures, property taxes and certain deferred compensation plans, (ii) $9,753,000 of proceeds from the sale of property, fixtures and equipment and (iii) $8,100,000 of proceeds from a sale-leaseback transaction.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2009 was $81,578,000 compared to net cash provided by financing activities of $3,502,000 for the same period in 2008.  Net cash used in financing activities during the nine months ended September 30, 2009 was primarily attributable to (i) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird and (iii) repayments of long-term debt and borrowings on revolving credit facilities of $28,058,000.  Net cash used in financing activities was partially offset by a $47,000,000 contribution from OSI HoldCo, our direct owner, to partially fund our extinguishment of a portion of our senior notes.  Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to proceeds from issuance of long-term debt of $30,034,000 and was partially offset by repayments of long-term debt of $12,878,000 and the $8,208,000 net difference between the net payment and receipt of partner deposit and accrued buyout contributions.

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

In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept.  We provided the financing for the sale in the form of a $2,000,000 promissory note that bears interest at a rate of 600 basis points over the 90-day London Interbank Offered Rate (“LIBOR”).  The promissory note must be repaid in five annual installments that commence one year from the September 15, 2009 closing date.  In accordance with the terms of the promissory note, the annual principal and interest payment amounts are based on the cash flow of PRG, subject to certain maximum payment limits.  The promissory note and the payment of the purchase price are secured by a first priority purchase money security interest in the membership interests and assets of PRG.  The loan agreement for the promissory note also contains certain protective covenants such as, but not limited to: (i) PRG must obtain our prior written approval before incurring any additional indebtedness or new lease obligations or before extending or renewing any existing obligations, (ii) we retain the right to approve PRG’s financial capital and development plans, (iii) PRG cannot make any distributions, dividends or other payment of funds other than approved in an annual capital and financial plan and (iv) PRG cannot make any substantial change to its executive or management personnel or change its general character of business without our prior written consent.

We also provided PRG a $2,000,000 revolving line of credit to assist with seasonal cash flow shortages.  This line of credit permits borrowing at an interest rate of 600 basis points over 90-day LIBOR. Principal and interest is payable in weekly installments at an amount equal to the available cash balance of PRG after restaurant-level needs, as approved by us.  On and after September 15, 2010, the outstanding principal balance on the revolving line of credit may not exceed $1,000,000.  The revolving line of credit matures September 15, 2011.  It is secured by the same collateral as the promissory note with similar protective covenants.  As of September 30, 2009, there have not been any draws on the revolving line of credit.

PRG may elect to have us continue to provide certain accounting, technology, real estate and purchasing services and use of our research and development facility and office services for a period of two years for agreed-upon fees.

We assigned PRG all restaurant property leases under their current terms, except as otherwise provided in the purchase and sale agreement, but remain contingently liable on certain of the assigned third-party leases and all of the PRP leases.  The buyer is responsible for paying common area maintenance, real estate taxes and other expenses on these restaurant properties.

Based on the terms as outlined in the purchase and sale agreement, including our financing of the transaction as described above, we determined that PRG is a variable interest entity for which we are the primary beneficiary.  Therefore, we consolidated PRG after the sale transaction and will continue to do so until such time when we are no longer the primary beneficiary.  However, since we are consolidating an entity in which we do not have an equity interest, we classify 100% of PRG’s net loss as “Net (loss) income attributable to noncontrolling interest” in our Consolidated Statements of Operations for the three and nine months ended September 30, 2009.  We also classify PRG’s equity as “Noncontrolling interest” in our Consolidated Balance Sheet subsequent to the sale transaction.  Any receivables, payables, income or expenses between us and PRG are eliminated in consolidation.

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at September 30, 2009 and December 31, 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.63% and from 0.44% to 1.75% at September 30, 2009 and December 31, 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2009 and December 31, 2008).

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

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,175,175,000 and $1,185,000,000 at September 30, 2009 and December 31, 2008, respectively.  We have classified $75,000,000 of our term loans as current at September 30, 2009 due to our prepayment requirements.  However, the amount of this prepayment may vary based on year-end results.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At September 30, 2009 and December 31, 2008, the outstanding balance was $50,000,000.  In addition to outstanding borrowings at September 30, 2009 and December 31, 2008, $71,602,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as: (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, in the development of Roy's restaurants, (iii) $6,000,000 of the credit facility at September 30, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $3,562,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $71,652,000, which is $3,348,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures once we fully utilize $100,000,000 of restricted cash that was funded on the closing date of the Merger.  At September 30, 2009 and December 31, 2008, we had fully utilized all of our restricted cash for capital expenditures, and we had borrowed $15,700,000 and $12,000,000, respectively, from our pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in our Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, as we are required to repay any outstanding loans in April following each  fiscal year using our “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Subsequent to the end of the third quarter of 2009, we drew $3,800,000 from our pre-funded revolving credit facility.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At September 30, 2009, we were in compliance with our debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

The obligations under our senior secured credit facilities are guaranteed by each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, our direct owner and an  indirect, wholly-owned subsidiary of our Ultimate Parent.  Subject to the conditions described below, the obligations are secured by a perfected security interest in substantially all of our assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of substantially all of our domestic wholly-owned subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries that are directly owned by us, OSI HoldCo, or a Guarantor.  Also, we are required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the consolidated EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of our consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of our Company-wide consolidated EBITDA.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

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

In accordance with the terms of the senior notes and the senior secured credit facility, our restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, we are permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  As of December 31, 2008, all of our consolidated subsidiaries were restricted subsidiaries.  In April 2009, one of our restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.  Additionally, our consolidated financial statements contain the results of operations of certain subsidiaries in which we do not have an equity ownership.  These subsidiaries are not considered restricted or unrestricted subsidiaries.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes for $11,711,000, representing an average of 19.0% of face value, and $2,729,000 of accrued interest.

On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and we accepted for purchase $240,145,000 in principal amount of our senior notes.  We paid $72,998,000 for the senior notes accepted for purchase and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the nine months ended September 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer.  The principal balance of senior notes outstanding at September 30, 2009 and December 31, 2008 was $248,075,000 and $488,220,000, respectively.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.  Annual interest expense will be reduced by approximately $30,000,000 as a result of the extinguishment of our senior notes through our open market purchases and our tender offer.

We funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from our direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 337 restaurant properties that are sub-leased to us.

In June 2009, we renewed a one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won, or $8,413,000 at September 30, 2009 (12,000,000,000 Korean won, or $9,543,000 at December 31, 2008), to finance development of our restaurants in South Korea.  The line bears interest at 2.75% and 1.50% over the Korean Stock Exchange three-month certificate of deposit rate (5.33% and 6.94% at September 30, 2009 and December 31, 2008, respectively).  The line matures June 14, 2010.  There were no draws outstanding on this line of credit as of September 30, 2009 and December 31, 2008.

In June 2009, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,206,000 and $3,976,000 at September 30, 2009 and December 31, 2008, respectively).  The line bears interest at 2.51% and 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (5.09% and 6.59% at September 30, 2009 and December 31, 2008, respectively) and matures June 14, 2010.  There were no draws outstanding on this line of credit as of September 30, 2009 and December 31, 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We were the guarantor of an uncollateralized line of credit that matured December 31, 2008 and permitted borrowing of up to $35,000,000 by a limited liability company, T-Bird, which is owned by the principal of each of our California franchisees of Outback Steakhouse restaurants.  The line of credit bore interest at rates ranging from 50 to 90 basis points over LIBOR.  We were required to consolidate T-Bird effective January 1, 2004.  At December 31, 2008, the outstanding balance on the line of credit was approximately $33,283,000 and was included in our Consolidated Balance Sheet. T-Bird used proceeds from the line of credit for loans to its affiliates, T-Bird Loans, that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  According to the terms of the line of credit, T-Bird was able to borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement.

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

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against us and certain of our officers and affiliates.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement between us and T-Bird related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have given notice of appeal of that dismissal.

As a result of the lawsuits described above, we made certain assumptions and estimates in our consolidation of T-Bird at and for the three and nine months ended September 30, 2009, as T-Bird did not provide us with complete financial statements throughout 2009.  We are not aware of any events or transactions for T-Bird that are not reflected in our consolidated financial statements at and for the three and nine months ended September 30, 2009 that would materially affect these consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At September 30, 2009 and December 31, 2008, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, we would, as one of the two guarantors, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in our favor. These agreements provide that if we are required to perform our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

During the three months ended March 31, 2009, we recorded a loss related to this guarantee of $24,500,000 in our Consolidated Statement of Operations based on our determination that our performance under a long-term contingent obligation was probable.  As a result of the amendment of the line of credit and extension of our guarantee obligation, we reconsidered our relationship with RY-8 during the second quarter of 2009.  We determined that RY-8 is a variable interest entity for which we are the primary beneficiary.  Therefore, we began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt.  No other assets or liabilities have been recorded as a result of consolidating RY-8.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and is a market-based measurement, not an entity-specific measurement. To measure fair value, we incorporate assumptions that market participants would use in pricing the asset or liability, and utilize market data to the maximum extent possible.  Measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We paid $6,121,000 and $14,435,000 of interest for the three and nine months ended September 30, 2009, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We record mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $23,618,000 and $24,285,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, respectively, and included $131,000 and $667,000 of net interest income for the three and nine months ended September 30, 2009, respectively, and $1,484,000 of net interest expense and $127,000 of net interest income for the three and nine months ended September 30, 2008, respectively, in the line item “Interest expense” in our Consolidated Statement of Operations for the mark-to-market effects of this derivative instrument.  A credit valuation adjustment of $766,000 and $4,529,000 decreased the liability recorded as of September 30, 2009 and December 31, 2008, respectively.

The valuation of our interest rate collar is based on a discounted cash flow analysis of the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although we have determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we have determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

We invested $1,710,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at September 30, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.  In anticipation of the expiration of the Treasury Temporary Guarantee Program for Money Market Funds on September 18, 2009, we transferred the majority of our excess cash from money market funds to noninterest-bearing accounts guaranteed by the Federal Deposit Insurance Corporation under the Transaction Account Guarantee Program component of the Temporary Liquidity Guarantee Program in July 2009.  This component of the program expires on December 31, 2009.

We recorded $9,492,000 and $84,338,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the three and nine months ended September 30, 2009, respectively.  Due to the impending third quarter sale of our Cheeseburger in Paradise concept, we recorded a $45,962,000 impairment charge (included in the nine-month total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  We used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  We used a discounted cash flow model to estimate the fair value of the remaining impaired long-lived assets held and used.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we have determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS (continued)

As a result of our annual impairment test in the second quarter, we recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the nine months ended September 30, 2009.  We test both our goodwill and our indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, we have determined that the majority of the inputs used to value our goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

At September 30, 2009, remaining goodwill by reporting unit is as follows (in thousands):

SEPTEMBER 30, 2009
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

Continued sales declines at our restaurants beyond our current projections, unplanned increases in health insurance, commodity or labor costs, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

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

As of September 30, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $90,172,000, of which $13,859,000 and $76,313,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of September 30, 2009 and December 31, 2008, we had approximately $59,084,000 and $59,086,000, respectively, in various corporate owned life insurance policies and another $1,510,000 and $2,579,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners now receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is approximately $5,444,000 and $4,587,000 as of September 30, 2009 and December 31, 2008, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

As of September 30, 2009 and December 31, 2008, there was approximately $35,721,000 and $28,501,000, respectively, of unfunded obligations related to the aforementioned contribution liabilities that may require the use of cash resources in the future.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued guidance which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The provisions of this guidance are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities or for nonfinancial assets and liabilities that are re-measured at least annually.  In February 2008, the FASB deferred the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  Beginning January 1, 2009, we adopted the guidance as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2008, the FASB clarified the application of fair value measurement in a market that is not active and provided guidance for determining the fair value of a financial asset when the market for that financial asset is not active.  This additional guidance was effective upon issuance, but it did not impact our consolidated financial statements.  In April 2009, the FASB provided additional clarification on measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability and for identifying transactions that are not orderly.  Further, in April 2009, the FASB amended the requirements for fair value disclosures of financial instruments for interim reporting periods.  The adoption of this guidance on June 30, 2009 did not have a material impact on our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In December 2007, the FASB issued accounting guidance that retains the fundamental requirements of accounting for business combinations but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB clarified certain provisions relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations.  The April 2009 provisions are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the business combination guidance on January 1, 2009 did not have an effect on our consolidated financial statements, as we did not engage in any business combinations during the nine months ended September 30, 2009.  These provisions will only impact our accounting should we acquire any businesses in the future.

In December 2007, the FASB issued new accounting guidance which modifies the presentation of noncontrolling interests in the consolidated balance sheet and the consolidated statement of operations.  This guidance requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of this guidance have been applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures. The amendment requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets.  This guidance is intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure its fair value.  The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB provided guidance on and clarification of accounting and impairment considerations involving equity method investments.  This guidance provides how the equity method investor should initially measure the equity method investment, account for impairment charges of the equity method investment and account for a share issuance by the investee.  The adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued.  The adoption of this guidance as of June 30, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to previous accounting guidance related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. These changes require an ongoing reassessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary. These changes are effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that these changes will have on our financial statements, as we have variable interest entities that may be affected.

In July 2009, the FASB issued a single source of authoritative nongovernmental U.S. GAAP (the “Codification”).  All existing accounting standards have been superseded and all other accounting literature not included in the Codification is non-authoritative.   The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  The Codification is effective for interim and annual periods ending after September 15, 2009, and it does not change GAAP.  The adoption of the Codification for the period ended September 30, 2009 did not affect our consolidated financial statements or the content of our disclosures other than the manner in which new accounting guidance is referenced.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”).  ASU No. 2009-05 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of restrictions that prevent its transfer.  This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy.  Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  ASU No. 2009-05 is effective in the fourth quarter of 2009 for a calendar-year entity and is not expected to materially affect our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”).  ASU No. 2009-13 provides accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments in this ASU modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting.  Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is effective January 1, 2011, although early application is permitted.  We do not expect ASU No. 2009-13 to materially affect our consolidated financial statements.

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

(ii)
The ongoing depressed economic conditions may continue to affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and spending patterns; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

(iii)	The restaurant industry is a highly competitive industry with many well-established competitors;

(iv)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation; unemployment rates; interest rates; exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  We expect to file motions to dismiss all counterclaims for failure to state a claim. See “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have given notice of appeal of that dismissal.

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

10.1
Credit Agreement dated as of June 14, 2007 among OSI Restaurant Partners, LLC, as Borrower, OSI Holdco, Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Pre-Funded RC Deposit Bank, Swing Line Lender and an L/C Issuer, Bank of America, N.A., as Syndication Agent, and General Electric Capital Corporation, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch, LaSalle Bank, N.A., Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (filed herewith)

10.2	Master Lease Agreement, dated as of the 14th day of June 2007, between Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant (filed herewith)1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022

1 Exhibit A and Schedule 1.2 to the Master Lease Agreement are being filed in paper pursuant to a continuing hardship exemption in accordance with Rule 202 of Regulation S-T, and portions of Exhibit B to the Master Lease Agreement have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

2 These certifications are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. These certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2009	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)