Form 10-K
period 2009-12-31
OSI RESTAURANT PARTNERS, LLC
filed 2010-03-31
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer [  ] Accelerated Filer [  ]  Non-accelerated filer [X] (Do not check if smaller reporting company)  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 31, 2010, the registrant has 100 units, no par value, of Common Units outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE – NONE.

OSI RESTAURANT PARTNERS, LLC

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

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

Our actual results could differ materially from those stated or implied in the forward-looking statements included elsewhere in this report as a result, among other things, of the following:

(i)
Our substantial leverage and significant restrictive covenants in our various credit facilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new or renovate restaurants, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under the senior notes;

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

Item 1.  Business

GENERAL

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,475 system-wide restaurants and 2009 revenues exceeding $3.6 billion. We operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Our long-range plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

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

On June 14, 2007, OSI Restaurant Partners, Inc. was acquired by Kangaroo Holdings, Inc. (the “Ultimate Parent” or “KHI”), which is controlled by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”) and Catterton Partners (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (our “Founders”) and certain members of our management for aggregate consideration of approximately $3.1 billion.  Immediately following consummation of the merger and related transactions (the “Merger”) on June 14, 2007, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC, and our shares of common stock were no longer listed on the New York Stock Exchange.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

GENERAL (continued)

In April 1993, we purchased a 50% interest in the cash flows of two Carrabba’s Italian Grill (“Carrabba’s”) restaurants located in Houston, Texas, and entered into a 50-50 joint venture with the founders of Carrabba’s to develop additional Carrabba’s restaurants.  Carrabba’s Italian Grill, Inc., a Florida corporation, was formed in January 1995. In January 1995, the founders of Carrabba’s obtained sole ownership of the original two Carrabba’s restaurants, and we obtained sole ownership of the Carrabba’s concept and four restaurants in Florida. At that time, the original 50-50 joint venture continued to develop restaurants in the State of Texas. In March 2004, we purchased the founders’ interest in the nine existing Texas restaurants. We have the sole right to develop Carrabba’s restaurants, and we continue to be obligated to pay royalties to the founders ranging from 1.0% to 1.5% of sales of Carrabba’s restaurants opened after 1994.

In June 1995, through our wholly owned subsidiary, Outback Steakhouse International, Inc., a Florida corporation, we entered into an agreement with Connerty International, Inc. to form Outback Steakhouse International, L.P., a Georgia limited partnership to franchise Outback Steakhouse restaurants internationally. In 1998, Outback Steakhouse International, L.P. began directly investing in Outback Steakhouse restaurants in certain markets internationally as well as continuing to franchise restaurants. In May 2002, we purchased the 20% interest in Outback Steakhouse International, L.P. that we did not own.  In January 2010, we announced our intent to sell our subsidiaries in Korea, Japan and Hong Kong and certain other rights (the “Asian Business”). We may also seek to sell development rights in other parts of Asia.  We are pursuing a sale of our Asian Business due to attractive market conditions and because our investment priorities do not allow us to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, we will use 75% of the proceeds to repay indebtedness as required under our credit agreement and the remainder to invest more aggressively in our core domestic concepts.  As of December 31, 2009, we determined that the accounting criteria for assets held for sale has not been met.

In June 1999, we entered into an agreement with Roy Yamaguchi, the founder of Roy’s restaurants (“Roy’s”), through our wholly owned subsidiary, OS Pacific, Inc., a Florida corporation, to develop and operate future Roy’s worldwide. Roy’s is an upscale casual restaurant featuring “Hawaiian Fusion” cuisine. We do not have an economic interest in one Roy’s in the continental United States, six Roy’s in Hawaii, one Roy’s in Japan and one Roy’s in Guam at December 31, 2009.

In October 1999, we purchased three Fleming’s Prime Steakhouse and Wine Bar (“Fleming’s”) restaurants through our wholly owned subsidiary, OS Prime, Inc., a Florida corporation. Fleming’s is an upscale casual steakhouse format that serves dinner only and features prime cuts of beef as well as fresh seafood, pork, veal and chicken entrees and offers a selection of over 100 quality wines available by the glass. Additionally, we had an agreement through September 1, 2004 to develop and operate Fleming’s with our partners in Outback/Fleming’s, LLC, which is a consolidated entity. In January 2003, we acquired two Fleming’s from the founders of Fleming’s pursuant to an asset purchase agreement dated October 1, 1999. In September 2004, we exercised our option to purchase an additional 39% interest in the Outback/Fleming’s, LLC after the twentieth restaurant was opened.  As of December 31, 2009, we own 89.62% of Fleming's.

In October 2000, through our wholly owned subsidiary, OS Southern, Inc., a Florida corporation, we opened one Lee Roy Selmon’s (“Selmon’s”) restaurant as a developmental format.  In November 2008, we entered into an agreement in principle to sell our interest in the Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by our Founders (two of whom are also members of our Board and of KHI’s Board), one of our named executive officers and a former employee.   The sale was effective December 31, 2008.  In the third quarter of 2009, the named executive officer transferred his ownership interest in Selmon’s to two of our Founders (who are also members of our Board and of KHI’s Board) at his initial investment cost.  We continued to provide certain accounting, technology, purchasing and other services to Selmon’s at agreed-upon rates following the sale, however, the accounting, technology and all other services, except for purchasing, were transitioned to Selmon’s during the first quarter of 2010.  We will continue to provide purchasing services through December 31, 2011, unless terminated otherwise.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

GENERAL (continued)

In October 2001, we purchased the Bonefish Grill (“Bonefish”) restaurant operating system from the founders of Bonefish Grill, through our wholly owned subsidiary, Bonefish Grill, Inc., a Florida corporation. At the same time, we entered into an agreement to acquire an interest in three existing Bonefish Grill restaurants and to develop and operate additional Bonefish Grills.

In August 2002, we opened one Cheeseburger in Paradise (“Cheeseburger”) restaurant. It was opened through our wholly owned subsidiary, OS Tropical, Inc., a Florida corporation, and with our joint venture partner, Cheeseburger Holding Company, LLC.  In July 2005, Cheeseburger Holding Company, LLC transferred to OS Tropical, Inc. its 40% interest in Cheeseburger in Paradise, LLC, making OS Tropical, Inc. the sole owner of Cheeseburger in Paradise, LLC.  In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept.

Immediately following and in conjunction with the consummation of the Merger on June 14, 2007, our subsidiary corporations described above converted into limited liability companies.

CONCEPTS AND STRATEGIES

Our restaurant system includes full-service restaurants with several types of ownership structures. At December 31, 2009, the system included restaurant formats and ownership structures as listed in the following table:

	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Cheeseburger in Paradise (1)	Total

Company-owned	680	119	232	145	64	24	34	1,298
Development joint venture	-	24	-	-	-	-	-	24
Franchise	108	39	1	7	-	-	-	155
Total	788	182	233	152	64	24	34	1,477
__________________
(1)
The December 31, 2009 restaurant system includes 34 Cheeseburger in Paradise restaurants that were sold in September 2009 but continue to be consolidated until the adoption of new accounting guidance for variable interest entities on January 1, 2010.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

CONCEPTS AND STRATEGIES (continued)

We believe that we differentiate our Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurants by:

•	emphasizing consistently high quality ingredients and preparation of a limited number of menu items that appeal to a broad array of tastes;

•	attracting a diverse mix of customers through casual and upscale dining atmospheres emphasizing highly attentive service;

•	hiring and retaining experienced restaurant management by providing managing partners the opportunity to purchase an interest in the cash flows of the restaurants they manage; and

•	limiting service to dinner only for the majority of our locations (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and the number of employees.

OUTBACK STEAKHOUSE:

Menu.  The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork, chicken, seafood, pasta and seasonal specials. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve the quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine and Australian beer. Alcoholic beverages account for approximately 12% of domestic Outback Steakhouse’s revenues. Including regional variances, the price range of appetizers is $4.95 to $10.95 and the price range of entrees is $7.50 to $29.95. The average check per person was approximately $19.50 to $20.50 during 2009. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouse also offers a low-priced children’s menu.

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

Casual Atmosphere.  Outback International locations look very much like their domestic counterparts, although there is more diversity in certain restaurant layouts and sizes. They range in size from 3,500 to 10,000 square feet and may be basement or above ground floor locations. Some are multiple stories, and some have customer parking underneath the restaurant.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

CARRABBA’S ITALIAN GRILL:

Menu.  The Carrabba’s Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 17% of Carrabba’s revenues. The price range of appetizers is $5.00 to $11.00 and the price of entrees is $9.00 to $23.00 with nightly specials ranging from $11.00 to $27.00. The average check per person was approximately $21.00 to $22.00 during 2009. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

Casual Atmosphere.  Carrabba’s Italian Grill features a casual dining atmosphere with a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos, authentic Italian pottery and cooking utensils.

BONEFISH GRILL:

Menu.  The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees, several specialty appetizers and desserts. In addition to full bar service, Bonefish offers a specialty martini list. Alcoholic beverages account for approximately 25% of Bonefish’s revenue. The price range of entrees is $8.90 to $27.00. Appetizers range from $3.90 to $14.90. The average check per person was approximately $23.50 to $24.50 during 2009.

Casual Atmosphere.  Bonefish Grill offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables and distinctive artwork inspired by regional coastal settings.

FLEMING’S PRIME STEAKHOUSE AND WINE BAR:

Menu.  The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming’s offers a selection of over 100 quality wines available by the glass. Alcoholic beverages account for approximately 31% of Fleming’s revenue. The price range of entrees is $23.50 to $43.50. Appetizers generally range from $8.50 to $26.95 and side dishes range from $5.95 to $9.95. The average check per person was approximately $72.00 to $73.00 during 2009.

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

ROY’S:

Menu.  The Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian Fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Alcoholic beverages account for approximately 27% of Roy’s revenue. In addition to full bar service, Roy’s offers a large selection of quality wines. The price range of entrees is $22.95 to $39.95. Appetizers range from $7.95 to $26.95. The average check per person was approximately $53.00 to $54.00 during 2009.

Upscale Casual Atmosphere.  Roy’s offers an upscale casual dining experience, including spacious dining rooms, an expansive lounge area, an outdoor dining patio in certain locations and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT DEVELOPMENT

The following table includes our restaurant openings and closings for the year ended December 31, 2009:

	SUCCESSOR
	DECEMBER 31,	RESTAURANT			DECEMBER 31,
	2008	OPENINGS	CLOSINGS	OTHER (1)	2009
Number of restaurants:
Outback Steakhouse
Company-owned - domestic	689	-	(8)	(1)	680
Company-owned - international	129	5	(13)	(2)	119
Franchised - domestic	107	-	-	1	108
Franchised and development joint venture - international	53	8	-	2	63
Total	978	13	(21)	-	970
Carrabba's Italian Grill
Company-owned	237	1	(6)	-	232
Franchised	1	-	-	-	1
Total	238	1	(6)	-	233
Bonefish Grill
Company-owned	142	3	-	-	145
Franchised	7	-	-	-	7
Total	149	3	-	-	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	61	3	-	-	64
Other
Company-owned (2)	65	-	(7)	-	58
System-wide total	1,491	20	(34)	-	1,477
__________________
(1)	Three Company-owned restaurants were sold and became franchised restaurants.
(2)
The December 31, 2009 restaurant system includes 34 Cheeseburger in Paradise restaurants that were sold in September 2009 but continue to be consolidated until the adoption of new accounting guidance for variable interest entities on January 1, 2010.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT DEVELOPMENT (continued)

Company-owned restaurants include restaurants owned by limited partnerships in which we are a general partner and joint ventures in which we are a member. Our legal ownership interests in the partnerships and joint ventures generally range from 50% to 90%. Company-owned restaurants also include Cheeseburger in Paradise restaurants that were sold in September 2009 but continue to be consolidated since we are considered the primary beneficiary of the entity under the applicable accounting guidance.  This designation is based on: our financing of the transaction through a promissory note, a revolving line of credit we provide to assist with seasonal cash flow shortages, our remaining contingent liability on certain of the assigned third-party leases and all of the Private Restaurant Properties, LLC (“PRP”) leases, protective covenants to limit certain activities of PRG and the low likelihood that PRG could obtain sufficient third-party financing in the near future from financial institutions.  However, upon adoption of new accounting guidance for variable interest entities on January 1, 2010, we will no longer be the primary beneficiary of PRG, and as a result, PRG will not be included in our consolidated financial statements.  The adoption of the new accounting guidance for variable interest entities will not be material to our Consolidated Financial Statements.

Company-owned restaurants also include restaurants owned by our Roy’s consolidated joint venture in which we have less than a majority ownership. We consolidate this joint venture because we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our joint venture partner in the Roy’s consolidated joint venture have been funded by loans to the partner from a third party where we provide a guarantee.  The guarantee is secured by a collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this joint venture and control of day-to-day operations, its restaurants are included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in our Consolidated Statements of Operations entitled “Net (loss) income attributable to noncontrolling interest.”

Through a joint venture arrangement with PGS Participacoes. Ltda., the Company holds a 50% ownership interest in PGS Consultoria (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50%.  Income and loss derived from the Brazilian Joint Venture is presented in the line item “(Income) loss from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT SITES

We currently lease approximately 25% of our restaurant sites from our sister company, PRP, which is an indirect subsidiary of our direct owner, OSI HoldCo, Inc., and 75% of our restaurant sites from other third parties.  In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances.  Our leased sites are generally located in strip shopping centers; however, we do build freestanding buildings on leased properties.  We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, site visibility, accessibility, parking availability and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted.

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

A typical Roy’s is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full service liquor bar. The main dining area of a typical Roy’s consists of approximately 41 tables and seats approximately 155 people while the private dining area seats an additional 50 people. The bar area includes tables and bar seating with a capacity for approximately 35 people.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT LOCATIONS

As of December 31, 2009, we have 1,477 system-wide restaurants in 49 states and 23 international countries as follows:

Company-Owned
Alabama	23	Kansas	11	New Hampshire	4	Utah	6
Arizona	33	Kentucky	17	New Jersey	42	Vermont	1
Arkansas	11	Louisiana	21	New Mexico	5	Virginia	63
California	20	Maine	1	New York	45	West Virginia	8
Colorado	29	Maryland	42	North Carolina	61	Wisconsin	12
Connecticut	12	Massachusetts	21	Ohio	52	Wyoming	2
Delaware	3	Michigan	37	Oklahoma	11
Florida	214	Minnesota	9	Pennsylvania	43	Hong Kong	7
Georgia	49	Mississippi	2	Rhode Island	3	Japan	9
Hawaii	7	Missouri	16	South Carolina	38	South Korea	102
Illinois	30	Montana	1	South Dakota	2	Puerto Rico	1
Indiana	28	Nebraska	8	Tennessee	36
Iowa	8	Nevada	17	Texas	75

Franchise and Development Joint Venture
Alabama	1	Oregon	8	China	2	Saudi Arabia	1
Alaska	1	South Carolina	1	Costa Rica	1	Singapore	1
California	63	Tennessee	3	Dominican Republic	1	Taiwan	4
Florida	3	Washington	20	Egypt	1	Thailand	1
Idaho	6			Guam	1	United Kingdom	3
Mississippi	6	Australia	5	Indonesia	2	Venezuela	1
Montana	2	Bahamas	1	Malaysia	2
North Carolina	1	Brazil	24	Mexico	5
Ohio	1	Canada	4	Philippines	3

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 22 of Notes to Consolidated Financial Statements.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba’s Italian Grill or Bonefish Grill consists of one managing partner, one assistant manager and one kitchen manager. The management staff of a typical Fleming’s or Roy’s consists of one managing partner, an executive chef and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The managing partner of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards.

Purchasing. Our management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. We and our franchisees purchase substantially all food and beverage products from authorized local or national suppliers, and we periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing.  In 2009, we purchased approximately 90% of our beef raw materials from two beef suppliers who represented approximately 32% of the total beef marketplace in the United States.  In 2010, we expect to purchase approximately 90% of our beef raw materials from four beef suppliers who represent approximately 76% of the total beef marketplace in the United States.

Supervision and Training. We require our area operating partners and restaurant managing partners to have significant experience in the full-service restaurant industry. In addition, all operating partners and managing partners are required to complete a comprehensive 12-week training course that emphasizes our operating strategy, procedures and standards. Our senior management meets quarterly with our operating partners to discuss business-related issues and share ideas. In addition, members of senior management visit restaurants regularly to ensure that our concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

The restaurant managing and area operating partners, together with our Presidents, Regional Vice Presidents, Senior Vice Presidents of Training and Directors of Training, are responsible for selecting and training the employees for each new restaurant. The training period for new non-management employees lasts approximately one week and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee’s performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and management.

Advertising and Marketing. We promote our Outback Steakhouse and Carrabba’s Italian Grill restaurants through national and spot television and/or radio media and Bonefish through radio advertising.  We advertise on television in spot markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. For all of our brands, we rely on word-of-mouth customer experience, site visibility, grassroots marketing in local venues, direct mail, on-line/digital advertising, billboards and public relations. This method of advertising promotes and maintains brand image and generates consumer awareness of new menu offerings, such as new items added to appeal to value-conscious consumers.  We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.

We engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to give back to the communities we serve and increase public awareness of our restaurants.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

MANAGING, CHEF AND AREA OPERATING PARTNER PROGRAMS

We believe the compensation structure we have put in place for our managing, chef and area operating partners encourages excellent restaurant operations, fosters long-term employee commitment and generally results in profitable restaurants. The managing partner of each Company-owned domestic restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (the “Management Partnership”) that provides management and supervisory services to the restaurant he or she manages. We also require each new unaffiliated franchisee to provide the same opportunity to the managing partner of each new restaurant opened by that franchisee. In addition, the chef partner of each Fleming’s and Roy’s restaurant is currently required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in the Management Partnership that provides management and supervisory services to his or her restaurant. The purchase price for a managing partner’s ownership interest has historically been fixed at $25,000, and the purchase price for a chef partner's ownership interest ranges from $10,000 to $15,000, each of which is subject to repayment in most circumstances upon termination of employment. This ownership interest gives the managing and chef partners the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement, which varies by concept from 6% to 10% for managing partners and 2% to 5% for chef partners. By requiring this level of commitment and by providing the managing and chef partners with a significant stake in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managing and chef partners.  In addition, since many of our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.  Upon completion of each five-year term of employment, the managing and chef partners participate in a deferred compensation program.  Future cash funding requirements of the deferred compensation program will vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants.

Many of our international Outback Steakhouse restaurant managing partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the managing partner the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement.

Area operating partners are currently required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ annual cash flows for the duration of the agreement, typically ranging from 4% to 9%.  We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal fluctuations.  Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year.  Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of our markets.  Quarterly results have been and will continue to be significantly affected by general economic conditions, the timing of new restaurant openings and their associated pre-opening costs, restaurant closures and exit-related costs and impairments of goodwill and property, fixtures and equipment.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2009, there were 108 domestic franchised Outback Steakhouses and 39 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Generally, each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 2.0% to 4.0% of gross restaurant sales. Certain international franchisees enter into an international development agreement that requires them to pay a development fee in exchange for the right and obligation to develop and operate up to five restaurants within a defined development territory pursuant to separate franchise agreements.  All domestic unaffiliated franchisees are required to expend, on a monthly basis, an annually adjusted percentage of gross restaurant sales, up to a maximum of 3.5%, for national advertising (2.8% in 2009).

At December 31, 2009, there was one domestic franchised Carrabba’s Italian Grill. The unaffiliated domestic franchisee paid an initial franchise fee of $40,000 and pays a continuing monthly royalty of 5.75% of gross restaurant sales.

At December 31, 2009, there were seven domestic franchised Bonefish Grills.  Four of the unaffiliated domestic franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 4.0% of gross restaurant sales. Three of the unaffiliated domestic franchised locations (two of which are located in Washington and one in Idaho) pay royalties ranging from 0.0% to 4.0%, depending on sales volumes.  Under the terms of the franchise agreement, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 2.5% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales.

There were no unaffiliated franchises of any of our other restaurant concepts at December 31, 2009.

All unaffiliated franchisees are required to operate their restaurants in compliance with each concept’s methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has full discretion to determine menu prices. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from approved suppliers.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

EMPLOYEES

As of December 31, 2009, we employed approximately 95,000 persons, approximately 750 of whom are corporate personnel employed by OSI Restaurant Partners, LLC. Approximately 4,900 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 750 corporate employees, approximately 120 are in management and 630 are administrative or office employees.  None of our employees are covered by a collective bargaining agreement.

TRADEMARKS

We regard our “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill” and “Fleming’s Prime Steakhouse and Wine Bar” service marks and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained a trademark for several of our other menu items and for various advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

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

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2009 (in thousands):

DECEMBER 31,
2009
Senior secured term loan facility	$1,171,900
Senior secured working capital revolving credit facility	50,000
Senior secured pre-funded revolving credit facility	23,000
Senior notes	248,075
Guaranteed debt, sale-leaseback obligations
and other notes payable	35,177
Total indebtedness	$1,528,152

As of December 31, 2009, we also had approximately $28,368,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $71,632,000) and $77,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only. In addition, our South Korean subsidiary had available approximately 15,000,000,000 Korean won ($12,847,000 at December 31, 2009) in unused borrowing capacity under a revolving credit line and an overdraft line.

Our high degree of leverage could have important consequences, including:
•	making it more difficult for us to make payments on indebtedness;
•	increasing our vulnerability to general economic and industry conditions;
•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings under our senior secured credit facilities are at variable rates of interest;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•
limiting our ability to obtain additional financing for working capital, capital expenditures, restaurant development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

As of December 31, 2009, we had $1,244,900,000 of debt outstanding under our senior secured credit facilities, which bear interest based on a floating rate index. An increase in these floating rates could cause a material increase in our interest expense.

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

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

If our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with certain covenants in our senior secured credit facilities agreement or be able to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations.

If, as a result of the economic challenges described in “Current Economic Challenges and Potential Impacts of Market Conditions”  included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our revenue and resulting cash flow decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement and furthermore, we may not be able to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations.  If this occurs, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, refinancing all or a portion of our senior secured credit facilities under modified terms, reducing or delaying capital expenditures, selling assets or seeking additional capital.  There can be no assurance that we will be able to effect any such actions on terms acceptable to us or at all or that such actions will be successful in maintaining our debt service or covenant compliance or meeting other obligations. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Approximately 25% of our domestic company-owned restaurants are subject to a master lease with our sister company, Private Restaurant Properties, LLC. An event of default under this lease could result in our loss of use of some or all of these restaurant properties.

In connection with the Merger, the fee owned real estate and certain related assets associated with approximately 25% of our domestic company-owned restaurants were sold to Private Restaurant Properties, LLC (“PRP”) and then leased to us and our subsidiaries through a master lease and a series of underlying subleases. The master lease contains customary representations and warranties, affirmative and negative covenants and events of default. The master lease requires an aggregate monthly rental payment with respect to all leased restaurants, without any grace period for late payment. If a default occurs under the master lease, PRP is entitled to take various actions to enforce its rights, including, in certain circumstances, termination of the master lease. In addition, if PRP were to default under its real estate credit facility, the lenders would be entitled to take various actions to enforce their rights, including, in certain circumstances, foreclosing on the restaurant properties. PRP’s primary source of revenue (and consequently its primary source of funds available to service its own debt under its real estate credit facility) is the monthly rental payments we make under the master lease. If we fail to make payments or otherwise default under the master lease, PRP could default under its real estate credit facility. If the master lease were to be terminated in connection with any default by us or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, we could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that we lease under the master lease. Any such loss of the use of such restaurant properties would have a material adverse effect on our business.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

Any right to receive payments on the senior notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of certain of our current and future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. Our obligations under the senior notes are also structurally subordinated to our sale-leaseback. As of December 31, 2009, we had $1,528,152,000 in outstanding debt on our Consolidated Balance Sheet, of which approximately $1,244,900,000 was secured. We also had $28,368,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $71,632,000) and $77,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.

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

The indenture requires that each of our domestic wholly-owned restricted subsidiaries that guarantees the obligations under the senior secured credit facilities or any of our other indebtedness also be a guarantor of the senior notes. Our other subsidiaries are not required to guarantee the senior notes under the indenture. The senior secured credit facilities require guarantees of the obligations thereunder from each of our current and future domestic wholly-owned restricted subsidiaries in our Outback Steakhouse and Carrabba’s Italian Grill concepts, which consequently are guarantors of the senior notes under the indenture. Additionally, the senior secured credit facilities will require us to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) attributable to our non-guarantor domestic wholly-owned restricted subsidiaries (taken together as a group) would exceed 10% of our Consolidated EBITDA as determined on a Company-wide basis; at which time guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries (taken together as a group) to an amount not in excess of 10% of our Company-wide Consolidated EBITDA. Consequently, such additional domestic wholly-owned restricted subsidiaries will be required to be guarantors of the senior notes under the indenture. The terms of the senior secured credit facilities, including the provisions relating to which of our subsidiaries guarantee the obligations under the senior secured credit facilities, may be amended, modified or waived, and guarantees thereunder may be released, in each case at the lenders’ discretion and without the consent or approval of noteholders. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior, in respect of the assets of such subsidiaries, to claims of noteholders.

See the Supplemental Guarantor Condensed Consolidating Financial Statements in Item 8, Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K for presentation of the financial position, results of operations and cash flows of OSI Restaurant Partners, LLC - Parent only, OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as co-issuer of the senior notes, the guarantor subsidiaries, the non-guarantor subsidiaries and the elimination entries necessary to consolidate the Company.

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

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the senior notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the senior notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the senior notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the senior notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the senior notes or the incurrence of the guarantees;
•	the issuance of the senior notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;
•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or
•
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

Depressed economic conditions may continue to affect our business by adversely impacting consumer confidence and spending, availability and cost of credit, foreign currency exchange rates and other items.

As noted in our other risk factors, our high degree of leverage could increase our vulnerability to general economic and industry conditions and require that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness.   Our cash flow from operations is dependent on consumer spending.  Depressed economic conditions may continue to negatively impact consumer confidence and thus cause a further decline in our cash flow from operations.  Further, the availability of credit already arranged for under our revolving credit facilities and the cost and availability of future credit may be adversely impacted by the economic challenges.  Foreign currency exchange rates for the countries in which we operate may decline, and we may experience interruptions in supplies and other services from our third-party vendors as a result of the market conditions.  These disruptions in the economy are beyond our control, and there is no guarantee that any government response will restore consumer confidence, stabilize the economy or increase the availability of credit.

Our business is subject to seasonal fluctuations and past results are not indicative of future results.

Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may affect sales volumes seasonally in some of the markets where we operate. Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as, restaurant closures and exit-related costs and impairments of goodwill and property, fixtures and equipment. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Significant adverse weather conditions could negatively impact our results of operations.

Adverse weather conditions could negatively impact customer traffic at our restaurants potentially causing temporary restaurant closures, sometimes for prolonged periods of time.  Such events include regional winter storms, floods, major hurricanes and other acts of God.

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

We continue to pursue a disciplined growth strategy by expanding our restaurant base at a substantially reduced pace relative to recent history.  Current development schedules call for the construction of 8 new restaurants in 2010, across all concepts.  A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results. Our development schedule for new restaurant openings is subject to a number of risks that could cause actual results to differ, including among other things:

•	availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;
•	the ability to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis;
•	impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;
•	the ability to obtain all necessary contractors and sub-contractors;
•	union activities such as picketing and hand billing, which could delay construction;
•	the ability to negotiate suitable lease terms;
•	the ability to generate and borrow funds;
•	the ability to recruit and train skilled management and restaurant employees;
•	the ability to receive the premises from the landlord’s developer without any delays; and
•	weather and acts of God beyond our control resulting in construction delays.

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

The development of each concept may not be as successful as our experience in the development of the Outback concept. Development rates for each concept may differ significantly.

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

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Government regulations could affect and change the items we procure for resale such as commodities.  Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant industry in general. We are subject to the Americans With Disabilities Act, or the Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

We face a variety of risks associated with doing business in foreign markets.

We have a significant number of franchised and Company-owned Outback Steakhouse restaurants outside the United States and intend to continue our efforts to grow internationally, primarily through franchise restaurants.  Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue.  As discussed in Item 1, “Business,” of this Form 10-K, we are pursuing a sale of the majority of our Asian Business.

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

Currency regulations and fluctuations in exchange rates could also affect our performance. We have direct investments in restaurants in South Korea, Japan, Hong Kong and Brazil, as well as international franchises, in a total of 23 countries. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

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

The performance of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We are using derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We are not applying hedge accounting and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. To date, effects of these derivative instruments have been immaterial to our financial statements for all periods presented.

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

We regard our service marks, including “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill” and “Fleming’s Prime Steakhouse and Wine Bar,” and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. In addition, the overall layout, appearance and designs of our restaurants are valuable assets. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks and have other registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business and they may never be registered in all of these countries. There may not be adequate protection for certain intellectual property such as the overall appearance of our restaurants. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and restaurant concepts and may adversely affect our business. We may be unable to detect such unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage or even destroy our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their obligations not to reveal our confidential information including trade secrets. Although we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that our competitors will not independently develop products or concepts that are substantially similar to our restaurants and services. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources.

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

Advertising and marketing programs and related costs could adversely affect our results of operations.

If our competitors either increase their spending on marketing and advertising programs, or develop more effective campaigns, we could experience a negative effect on our results of operations.  In addition, we are conducting ongoing brand awareness and customer loyalty programs.  If these programs are not successful they may result in excess expenses incurred without the benefit of higher revenues.

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

Consumer reaction to public health issues, such as an outbreak of flu viruses or other diseases, could have an adverse effect on our business.

Our business could be harmed if the United States and/or other international countries in which we operate experience an outbreak of flu viruses or other diseases, such as norovirus or H1N1 flu (swine flu).  If a virus is transmitted by human contact, our employees or guests could become infected or could choose or be advised to avoid gathering in public places.  This could adversely affect our restaurant traffic, our ability to adequately staff our restaurants, our ability to receive deliveries on a timely basis or our ability to perform functions at the corporate level. Our business could also be negatively affected if mandatory closures, voluntary closures or restrictions on operations are imposed in the jurisdictions in which we operate.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may have a material adverse affect on our business.

 OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Additionally, if consumers’ perception of the economy deteriorates, consumers may further change spending patterns to reduce discretionary spending, including dining at restaurants.

We have long-term agreements and contracts with select suppliers. If our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

We have a limited number of suppliers for our major products, such as beef. Domestically, in 2010, we expect to purchase approximately 90% of our beef raw materials from four beef suppliers. These four beef suppliers represent approximately 76% of the total beef raw material marketplace in the United States. Although we have not experienced significant problems with our suppliers, if our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems across our operations including for point-of-sale processing in our restaurants, management of our supply chain,  payment of obligations, collection of cash and other various processes and procedures.  Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems.  The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result delays in customer service and reduce efficiency in our operations.  Remediation of such problems could result in significant, unplanned capital investments.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

We test goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate the useful lives of our other intangible assets, primarily the Outback Steakhouse (Domestic and International), Carrabba's Italian Grill, Bonefish Grill, Flemings Prime Steakhouse and Wine Bar and Roy’s trademarks or trade names, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

As with goodwill, we test our indefinite-lived intangible assets for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of these intangible assets based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the assets and a discount rate.

During the year ended December 31, 2009, we recorded goodwill and intangible asset impairment charges of $11,078,000 and $43,741,000, respectively.  During the year ended December 31, 2008, we recorded goodwill and impairment charges of $604,071,000 and $46,420,000, respectively.  We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become further impaired, there could be an adverse effect on our financial condition and results of operations. See “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the range of assumptions used to derive our fair value estimates among our reporting units during 2009.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain restaurant locations, may cause us to incur impairment charges on certain long-lived assets.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regards to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets.  When impairment triggers are deemed to exist for any given location, the estimated undiscounted future cash flows are compared to its carrying value.  If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the sum of the discounted cash flows is recorded.  The projection of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results.  If actual results differ from our estimates, additional charges for asset impairments may be required in the future.  If impairment charges are significant, our results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties to our sister company, Private Restaurant Properties, LLC (“PRP”), for approximately $987,700,000.  PRP then leased the properties to Private Restaurant Master Lessee, LLC, our wholly-owned subsidiary, under a 15-year master lease.  The sale of substantially all of our domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases for us and is referred to as the “PRP Sale-Leaseback Transaction.”

We currently lease approximately 25% of our restaurant sites from PRP and 75% of our restaurant sites from other third parties.  In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances.  Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for two or more additional terms.  All of our leases provide for a minimum annual rent, and many leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay our share of the costs of insurance, taxes and common area operating costs.  See Item 1 for a listing of restaurant locations.

As of December 31, 2009, we lease approximately 152,000 square feet of office space in Tampa, Florida, under a lease expiring in 2014.  By election of termination options contained in the lease, 28,800 square feet was released on March 31, 2010.

OSI Restaurant Partners, LLC

Item 3. Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on our financial position or results of operations and cash flows. We accrue for loss contingencies that are probable and reasonably estimable.  We generally do not accrue for legal costs expected to be incurred with a loss contingency.

We are subject to the following legal proceedings and actions, which depending on the outcomes that are mostly uncertain at this time, could have a material adverse effect on our financial condition:

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc. were defendants in a class action lawsuit brought by the U.S. Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, filed September 28, 2006) which alleged that the defendants engaged in a pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment and sought damages and injunctive relief.  In addition to the EEOC, two former employees successfully intervened as party plaintiffs in the case.

On December 29, 2009, we entered into a Consent Decree to settle all of the claims raised in the lawsuit. The Consent Decree required us to make a settlement payment of $19 million which will be distributed to the plaintiffs, their counsel and the other class members. The full amount of the settlement payment was paid by our insurance carrier. In addition, during the four year term of the Consent Decree we are required to fulfill certain training, record-keeping and reporting requirements, maintain an open access system for restaurant employees to express interest in promotions, and employ a human resources executive. The Consent Decree requirements only apply to Company-owned Outback Steakhouse restaurants in the United States.

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

In March 2008, one of our subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to our managing, chef and area operating partners who hold partnership interests in limited partnerships with our affiliates should have been treated as wages and subjected to employment taxes. We believe that we have complied and continue to comply with the law pertaining to the proper federal tax treatment of partner distributions. In May 2008, we filed a written protest of the proposed employment tax assessment with IRS Appeals.  In December 2009, IRS Appeals returned the case to the IRS employment tax examiner for consideration of a partnership procedural issue that was raised in the protest. In light of this development, we cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed if the IRS decides to pursue the dispute. If the IRS examiner’s position were to be sustained at the administrative level, the additional employment taxes and other amounts that would be assessed would be material.

OSI Restaurant Partners, LLC

Item 3. Legal Proceedings (continued)

On December 29, 2008, American Restaurants, Inc. filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), our indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

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

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  We filed motions to dismiss all counterclaims for failure to state a claim.  Discovery has commenced on both our claims and T-Bird’s counterclaims. See “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have appealed that dismissal.

OSI Restaurant Partners, LLC

Item 4. [Removed and reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

There is no public trading market for our common units.

HOLDERS

As of March 31, 2010, OSI HoldCo, Inc. (our direct owner and an indirect, wholly-owned subsidiary of our Ultimate Parent) was the only owner of record of our common units.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  We have not paid any cash dividends since the Merger.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2009, none of our common units were authorized for issuance under any equity compensation plan.  See Item 12 in Part III of this Form 10-K.  Our Ultimate Parent has authorized and issued stock options under an equity compensation plan after the Merger.  See Item 8, Note 4 of Notes to Consolidated Financial Statements for additional information.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

CORPORATE HEADQUARTERS

OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

COMPANY NEWS

For Company information, visit our website at www.osirestaurantpartners.com.

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data

This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.  The following table sets forth selected consolidated financial data for the years ended December 31, 2009 and 2008, the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the years ended December 31, 2006 and 2005 and selected consolidated financial data at each of the five fiscal years in the period from December 31, 2005 to December 31, 2009 (in thousands):

	SUCCESSOR (1)			PREDECESSOR
			PERIOD	PERIOD
			FROM	FROM
			JUNE 15 to	JANUARY 1 to
	YEARS ENDED DECEMBER 31,		DECEMBER 31,	JUNE 14,	YEARS ENDED DECEMBER 31,
	2009	2008	2007	2007	2006	2005
Statements of Operations Data:
Revenues
Restaurant sales	$3,573,761	$3,939,436	$2,227,926	$1,916,689	$3,919,776	$3,590,869
Other revenues	28,066	23,421	12,098	9,948	21,183	21,848
Total revenues	3,601,827	3,962,857	2,240,024	1,926,637	3,940,959	3,612,717
Costs and expenses
Cost of sales	1,184,301	1,389,392	790,592	681,455	1,415,459	1,315,340
Labor and other related (2)	1,023,990	1,095,057	623,159	540,281	1,087,258	930,356
Other restaurant operating	926,343	1,012,724	557,459	440,545	885,562	783,745
Depreciation and amortization	162,731	185,786	102,263	74,846	151,600	127,773
General and administrative (2)	250,097	263,204	138,376	158,147	234,642	197,135
Hurricane property losses	-	-	-	-	-	3,101
Goodwill impairment	11,078	604,071	-	-	-	-
Provision for impaired assets and
restaurant closings	138,212	112,430	21,766	8,530	14,154	27,170
Contribution for "Dine Out for
Hurricane Relief"	-	-	-	-	-	1,000
Loss on contingent debt guarantee	24,500	-	-	-	-	-
Allowance for notes receivable for
consolidated affiliate	-	33,150	-	-	-	-
(Income) loss from operations of
unconsolidated affiliates	(2,196)	(2,343)	(1,261)	692	(5)	(1,479)
Total costs and expenses	3,719,056	4,693,471	2,232,354	1,904,496	3,788,670	3,384,141
(Loss) income from operations	(117,229)	(730,614)	7,670	22,141	152,289	228,576
Gain on extinguishment of debt (3)	158,061	48,409	-	-	-	-
Other (expense) income, net	(198)	(11,122)	-	-	7,950	(2,070)
Interest income	503	4,709	4,725	1,561	3,312	2,087
Interest expense (3)	(93,509)	(159,137)	(98,722)	(6,212)	(14,804)	(6,848)
(Loss) income before (benefit)
provision for income taxes	(52,372)	(847,755)	(86,327)	17,490	148,747	221,745
Provision (benefit) for income taxes	2,034	(105,305)	(47,143)	(1,656)	41,812	73,808
Net (loss) income	(54,406)	(742,450)	(39,184)	19,146	106,935	147,937
Less: net (loss) income attributable
to noncontrolling interest	(380)	(3,041)	871	1,685	6,775	1,191
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(54,026)	$(739,409)	$(40,055)	$17,461	$100,160	$146,746

(CONTINUED...)

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data (continued)

	SUCCESSOR (1)			PREDECESSOR
	DECEMBER 31,			DECEMBER 31,
	2009	2008	2007	2006	2005
Balance Sheets Data:
Working capital deficit	$(228,219)	$(204,528)	$(222,428)	$(248,991)	$(219,291)
Cash and cash equivalents	289,162	271,470	171,104	94,856	84,876
Total assets	2,585,029	2,857,895	3,703,459	2,258,587	2,009,498
Long-term obligations (3) (4)	1,393,819	1,721,179	1,810,970	209,575	121,906
Noncontrolling interest	18,972	26,707	34,862	36,929	44,259
__________________
(1)
On June 14, 2007, OSI Restaurant Partners, Inc. was acquired by an investor group.  Immediately following consummation of the Merger on June 14, 2007, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.  Therefore, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  See “Items Affecting Comparability” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this report for more information on the Merger’s effects on the comparability of the selected financial data.

(2)
In 2006, we adopted the fair value based method of accounting for stock-based employee compensation that requires us to expense all stock-based employee compensation. We adopted this guidance using the modified prospective method. Accordingly, we have expensed all unvested and newly granted stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been retrospectively adjusted.

(3)
In November 2008 and February 2009, the Company repurchased $61,780,000 and $240,145,000, respectively, of outstanding senior notes for $11,711,000 and $73,000,000, respectively.  This resulted in gains on extinguishment of debt, after the pro-rata reduction of unamortized deferred financing fees and other related costs, of $48,409,000 in 2008 and $158,061,000 in 2009.  Annualized interest expense savings from these debt extinguishments approximates $30,193,000 per year.

(4)	Long-term obligations include our long-term debt and long-term guaranteed debt.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean OSI Restaurant Partners, LLC.  As described in “Results of Operations,” the results of operations for the year ended December 31, 2007 includes the results of operations for the period from January 1, 2007 to June 14, 2007 of the Predecessor and the results of operations for the period from June 15, 2007 to December 31, 2007 of the Successor on a combined basis.  Although this presentation does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”), we believe it provides a meaningful method of comparing the 2009 and 2008 periods to the 2007 period that includes both Predecessor and Successor results.

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,475 system-wide restaurants and 2009 revenues exceeding $3.6 billion. As of December 31, 2009, we operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our long-range plan is to exit our Roy’s concept, but we have not an established a timeframe to do so.  In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept (see “Transactions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).

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

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our current initiatives to drive traffic at our existing restaurants and our long-term objectives to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not been a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operation strategies have balanced investment costs and the economic factors of operation, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

The depressed economic conditions have and will continue to present challenges to our business as consumer confidence and discretionary spending, availability of credit, interest rates, foreign currency exchanges rates and other items are adversely impacted on a global landscape.  Although the economy has recently shown signs of improvement, we recognize the difficulty that many consumers are still facing and do not expect significant improvement in 2010 (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).  We have and continue to identify new ways to respond to this challenging environment with a more disciplined focus on restaurant operations and the introduction of savings initiatives to improve our cost structure.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers a more contemporary expression of Australia in our restaurants using updated colors, fabrics, textures, art, lighting, props and murals.

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
•
Same-store or comparable sales - year-over-year comparison of sales volumes for restaurants that are open in 18 months or more in order to remove the impact of new openings in comparing the operations of existing restaurants.

Our 2009 financial results compared to 2008 include:

•	Decline in consolidated revenues of 9.1% to $3.6 billion, driven primarily by a decline in sales volume at existing restaurants;
•	20 system-wide restaurant openings compared to 34 system-wide restaurant closings, across all brands;
•
Decrease in loss from income from operations of 84.0% to $117.2 million for the year ended December 31, 2009 compared to $730.6 million for the year ended December 31, 2008, primarily attributable to a $593 million decrease in goodwill impairment;

•	$126.2 million in food, labor and other operational efficiencies;
•
Decline in interest expense of 41.2% primarily driven by a $240.1 million reduction in the outstanding principal balance of our senior notes and an overall decline in the variable interest rates on our senior secured term loan facility and other variable rate debt in 2009 as compared to 2008.

Our industry’s challenges and risks include, but are not limited to, economic conditions including weak discretionary consumer spending and consumer tolerance of our prices, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption and commodity pricing. Additionally, although we have substantially reduced our development schedule, development or other capital investment is still subject to risk because of significant real estate and construction costs and the availability of capital under our debt covenant restrictions. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs and continued pre-opening expenses from the development of new restaurants and our expansion strategy.

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

At December 31, 2009, the OSI Restaurant Partners, LLC restaurant system included the following:

	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Cheeseburger in Paradise (1)	Total

Company-owned	680	119	232	145	64	24	34	1,298
Development joint venture	-	24	-	-	-	-	-	24
Franchise	108	39	1	7	-	-	-	155
Total	788	182	233	152	64	24	34	1,477
__________________
(1)
The December 31, 2009 restaurant system includes 34 Cheeseburger in Paradise restaurants that were sold in September 2009 but continue to be consolidated until the adoption of new accounting guidance for variable interest entities on January 1, 2010.

Company-owned restaurants include restaurants owned by partnerships in which we are a general partner and joint ventures in which we a member. Our legal ownership interests in the partnerships and joint ventures generally range from 50% to 90%.  Company-owned restaurants also include restaurants owned by our Roy’s consolidated joint venture in which we have less than a majority ownership. We consolidate this joint venture because we are able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by our partner in the Roy’s consolidated joint venture have been funded by loans to the joint venture partner from a third party where we provide a guarantee.  The guarantee is secured by a collateral interest in the joint venture partner’s membership interest. As a result of our controlling financial interest in this joint venture and control of day-to-day operations, its restaurants are included in Company-owned restaurants. We are responsible for 50% of the costs of new restaurants operated under this consolidated joint venture and our joint venture partner is responsible for the other 50%. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in our Consolidated Statements of Operations entitled “Net (loss) income attributable to noncontrolling interest.”

Through a joint venture arrangement with PGS Participacoes. Ltda., the Company holds a 50% ownership interest in PGS Consultoria (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50%.  Income and loss derived from the Brazilian Joint Venture is presented in the line item “(Income) loss from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.

We derive no direct income from operations of franchised restaurants other than initial and developmental franchise fees and ongoing royalties, which are included in “Other revenues” in our Consolidated Statement of Operations.

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

At the time of the Merger, our assets and liabilities were assigned values that were part carryover basis and part fair value, similar to a step acquisition, pursuant to U.S. GAAP.  As a result, retained earnings and accumulated depreciation were zero after the allocation was completed.  Depreciation and amortization are generally higher annually in the Successor period due to these fair value assessments resulting in increases to the carrying value of property, plant and equipment and intangible assets.

Annual interest expense increased substantially in the Successor period in connection with our financing arrangements.  These arrangements include the issuance of senior notes in an original aggregate principal amount of $550,000,000 and senior secured credit facilities with a syndicate of institutional lenders and financial institutions. The senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

Merger expenses of approximately $33,174,000 and $7,590,000 for the periods from January 1 to June 14, 2007 and from June 15 to December 31, 2007, respectively, and management fees of $10,720,000, $9,906,000 and $5,162,000 for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007, respectively, were included in General and administrative expenses in our Consolidated Statements of Operations and reflect primarily the professional service costs incurred in connection with the Merger and the management services provided by our management company.

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties at fair market value to our sister company, Private Restaurant Properties, LLC (“PRP”), for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), our wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment, and no gain or loss was recorded.  The sale of substantially all of our domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases for us and is referred to as the “PRP Sale-Leaseback Transaction.”  Annual rent expense increased substantially in the Successor period in connection with the PRP Sale-Leaseback Transaction since these properties were previously owned.

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

Although this presentation does not comply with U.S. GAAP, we believe it provides a meaningful method of comparing the 2009 and 2008 periods to the 2007 period that includes both Predecessor and Successor results.  The combined information is the result of adding the Successor and Predecessor columns and does not include any pro forma assumptions or adjustments.

The following table presents our consolidated results of operations for the periods from January 1, 2007 to June 14, 2007 (Predecessor) and June 15, 2007 to December 31, 2007 (Successor) and the combination of the results of these periods (in thousands):

			NON-GAAP
			COMBINED
			PREDECESSOR/
	PREDECESSOR	SUCCESSOR	SUCCESSOR
	PERIOD	PERIOD
	FROM	FROM	YEAR
	JANUARY 1 to	JUNE 15 to	ENDED
	JUNE 14,	DECEMBER 31,	DECEMBER 31,
	2007	2007	2007
Revenues
Restaurant sales	$1,916,689	$2,227,926	$4,144,615
Other revenues	9,948	12,098	22,046
Total revenues	1,926,637	2,240,024	4,166,661
Costs and expenses
Cost of sales	681,455	790,592	1,472,047
Labor and other related	540,281	623,159	1,163,440
Other restaurant operating	440,545	557,459	998,004
Depreciation and amortization	74,846	102,263	177,109
General and administrative	158,147	138,376	296,523
Provision for impaired assets and restaurant closings	8,530	21,766	30,296
Loss (income) from operations of unconsolidated affiliates	692	(1,261)	(569)
Total costs and expenses	1,904,496	2,232,354	4,136,850
Income from operations	22,141	7,670	29,811
Interest income	1,561	4,725	6,286
Interest expense	(6,212)	(98,722)	(104,934)
Income (loss) before benefit from income taxes	17,490	(86,327)	(68,837)
Benefit from income taxes	(1,656)	(47,143)	(48,799)
Net income (loss)	19,146	(39,184)	(20,038)
Less: net income attributable to noncontrolling interest	1,685	871	2,556
Net income (loss) attributable to OSI Restaurant Partners, LLC	$17,461	$(40,055)	$(22,594)

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

			NON-GAAP
			COMBINED
			PREDECESSOR/
	SUCCESSOR		SUCCESSOR
	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Revenues
Restaurant sales	99.2%	99.4%	99.5%
Other revenues	0.8	0.6	0.5
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	33.1	35.3	35.5
Labor and other related (1)	28.7	27.8	28.1
Other restaurant operating (1)	25.9	25.7	24.1
Depreciation and amortization	4.5	4.7	4.3
General and administrative	6.9	6.6	7.1
Loss on contingent debt guarantee	0.7	-	-
Goodwill impairment	0.3	15.2	-
Provision for impaired assets and restaurant closings	3.8	2.8	0.7
Allowance for notes receivable for consolidated affiliate	-	0.8	-
Income from operations of unconsolidated affiliates	(0.1)	(0.1)	(* )
Total costs and expenses	103.3	118.4	99.3
(Loss) income from operations	(3.3)	(18.4)	0.7
Gain on extinguishment of debt	4.4	1.2	-
Other expense, net	(* )	(0.3)	-
Interest income	*	0.1	0.2
Interest expense	(2.6)	(4.0)	(2.5)
Loss before (benefit) provision for income taxes	(1.5)	(21.4)	(1.6)
Provision (benefit) for income taxes	*	(2.6)	(1.2)
Net loss	(1.5)	(18.8)	(0.4)
Less: net (loss) income attributable to noncontrolling interest	(* )	(0.1)	0.1
Net loss attributable to OSI Restaurant Partners, LLC	(1.5)%	(18.7)%	(0.5)%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 8.6% in 2009 and by 4.5% in 2008.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, which are sales of Company-owned restaurants:

			NON-GAAP
			COMBINED
			PREDECESSOR/
	SUCCESSOR		SUCCESSOR
	YEARS ENDED DECEMBER 31,
	2009	2008	2007
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$1,954	$2,153	$2,284
International	260	298	329
Total	2,214	2,451	2,613
Carrabba's Italian Grill	633	681	705
Bonefish Grill	375	384	373
Fleming's Prime Steakhouse and Wine Bar	199	216	221
Other restaurants	153	207	233
Total Company-owned restaurant sales	$3,574	$3,939	$4,145

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The following information presents the second component of system-wide sales, which are sales of franchised and unconsolidated development joint venture restaurants.  These are restaurants that are not owned by us and from which we only receive a franchise royalty or a portion of their total income.  Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay service fees and/or royalties that generally are based on a percentage of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of OSI Restaurant Partners, LLC, and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

			NON-GAAP
			COMBINED
			PREDECESSOR/
	SUCCESSOR		SUCCESSOR
	YEARS ENDED DECEMBER 31,
	2009	2008	2007
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$294	$325	$353
International	170	159	132
Total	464	484	485
Carrabba's Italian Grill	3	-	-
Bonefish Grill	16	16	17
Total franchise and development joint venture sales (1)	$483	$500	$502
Income from franchise and development joint ventures (2)	$26	$23	$23
__________________
(1)	Franchise and development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “(Income) loss from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:
	SUCCESSOR
	DECEMBER 31,
	2009	2008	2007
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	680	689	688
Company-owned - international	119	129	129
Franchised - domestic	108	107	107
Franchised and development joint venture - international	63	53	49
Total	970	978	973
Carrabba's Italian Grill
Company-owned	232	237	238
Franchised	1	1	-
Total	233	238	238
Bonefish Grill
Company-owned	145	142	134
Franchised	7	7	6
Total	152	149	140
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	61	54
Other
Company-owned (1)	58	65	75
System-wide total	1,477	1,491	1,480
__________________
(1)
The December 31, 2009 restaurant system includes 34 Cheeseburger in Paradise restaurants that were sold in September 2009 but continue to be consolidated until the adoption of new accounting guidance for variable interest entities on January 1, 2010.

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Restaurant sales.  Restaurant sales decreased by 9.3% or $365,675,000 in 2009 as compared with 2008 and decreased by 5.0% or $205,179,000 in 2008 as compared with 2007.  The 2009 decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 34 restaurants and was partially offset by additional revenues of approximately $17,548,000 from the opening of 12 new restaurants in 2009.  The 2008 decrease in restaurant sales was primarily attributable to decreases in sales volume at existing restaurants and the closing of 27 restaurants which was partially offset by additional revenues of approximately $68,076,000 from the opening of 38 new restaurants in 2008.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the years ended December 31, 2009, 2008 and 2007:

			NON-GAAP
			COMBINED
			PREDECESSOR/
	SUCCESSOR		SUCCESSOR
	2009	2008	2007

Average restaurant unit volumes (in thousands):
Outback Steakhouse	$2,857	$3,130	$3,336
Carrabba's Italian Grill	$2,737	$2,865	$2,992
Bonefish Grill	$2,606	$2,726	$2,979
Fleming's Prime Steakhouse and Wine Bar	$3,148	$3,797	$4,363
Operating weeks:
Outback Steakhouse	35,720	35,984	35,720
Carrabba's Italian Grill	12,065	12,394	12,280
Bonefish Grill	7,491	7,366	6,524
Fleming's Prime Steakhouse and Wine Bar	3,292	2,962	2,636
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	1.3%	3.2%	1.1%
Carrabba's Italian Grill	1.6%	1.7%	2.8%
Bonefish Grill	1.5%	1.6%	1.7%
Fleming's Prime Steakhouse and Wine Bar	0.6%	3.3%	6.1%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	-8.8%	-6.1%	-0.7%
Carrabba's Italian Grill	-6.1%	-4.2%	-1.0%
Bonefish Grill	-5.9%	-8.5%	-1.7%
Fleming's Prime Steakhouse and Wine Bar	-16.4%	-11.4%	0.4%
__________________
(1)           The stated pricing increases excludes the impact of product mix shifts to new menu offerings.

Other revenues. Other revenues, consisting primarily of initial franchise fees, royalties and sublease revenue increased by $4,645,000 to $28,066,000 in 2009 as compared with $23,421,000 in 2008.  This increase was primarily attributable to increased development and franchise royalties from Outback Steakhouse International and the one Carrabba’s Italian Grill franchise and an increase in sublease revenue and was partially offset by a decline in domestic royalties.  Other revenues increased by $1,375,000 to $23,421,000 in 2008 as compared with $22,046,000 in 2007.  This increase was primarily attributable to an increase in royalties from our joint venture in Brazil, an equity method investee, and from four additional franchised and development joint venture restaurants for Outback Steakhouse International in 2008 as compared with 2007.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 2.2% of restaurant sales to 33.1% in 2009 as compared with 35.3% in 2008.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 1.2% from the impact of certain cost savings initiatives, (ii) 0.7% from decreases in beef and dairy costs and (iii) 0.3% from general menu price increases.

Cost of sales decreased by 0.2% of restaurant sales to 35.3% in 2008 as compared with 35.5% in 2007.  The decrease as a percentage of restaurant sales was primarily 0.9% from general menu price increases and 0.6% from the impact of certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives.  This decrease as a percentage of restaurant sales was partially offset by increases in seafood, beef, dairy, produce and cooking oil costs that negatively impacted cost of sales by 1.3% as a percentage of restaurant sales.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses increased 0.9% as a percentage of restaurant sales to 28.7% in 2009 as compared with 27.8% in 2008.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 1.5% from declines in average unit volumes, (ii) 0.6% from higher kitchen, service and management labor costs, including payroll tax and health insurance expense, and (iii) 0.5% from an increase in expenses incurred as a result of gains on participants’ PEP and other deferred compensation investment accounts.  The increase was partially offset by decreases as a percentage of restaurant sales of approximately 1.5% from certain cost savings initiatives and 0.2% from reduced workers’ compensation insurance costs.

Labor and other related expenses decreased 0.3% as a percentage of restaurant sales to 27.8% in 2008 as compared with 28.1% in 2007.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 0.6% from Outback Steakhouse cost savings initiatives, (ii) 0.4% from reduced deferred compensation expenses, (iii) 0.3% from decreases in PEP expense and (iv) 0.2% from a reduction in distribution expense to managing partners.  The decrease was partially offset by increases as a percentage of restaurant sales of approximately 0.6% as a result of declines in average unit volumes, 0.4% from higher kitchen and service labor costs and 0.2% for an increase in health insurance costs.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.2% to 25.9% as a percentage of restaurant sales in 2009 as compared with 25.7% in 2008.  The increase as a percentage of restaurant sales was primarily 1.4% from declines in average unit volumes.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.4% from certain cost savings initiatives, 0.3% from decreases in utilities costs, 0.3% from reduced general liability insurance expenses and 0.2% from reduced pre-opening costs.

Other restaurant operating expenses increased 1.6% to 25.7% as a percentage of restaurant sales in 2008 as compared with 24.1% in 2007.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 0.9% from increased cash and non-cash rent charges from PRP and increases in other occupancy costs, (ii) 0.8% from declines in average unit volumes, (iii) 0.2% from increases in advertising expenses and utilities costs and (iv) 0.1% from amortization of net favorable leases.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.2% from a reduction in pre-opening costs, 0.1% from certain Outback Steakhouse and Carrabba’s Italian Grill cost savings initiatives and 0.1% for lower general liability insurance expense.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

Depreciation and amortization. Depreciation and amortization costs decreased 0.2% to 4.5% as a percentage of total revenues in 2009 as compared with 4.7% in 2008. This decrease is due to the full depreciation of certain assets as of June 14, 2009 and is partially offset by declines in average unit volumes.

Depreciation and amortization costs increased 0.4% as a percentage of total revenues to 4.7% in 2008 compared with 4.3% in 2007.  As a result of the Merger, our assets and liabilities were assigned new values which were part carryover basis and part fair value basis as of the closing date.  Depreciation and amortization costs as a percentage of total revenues increased as a result of Merger-related fair value assessments to the carrying value of our property, plant and equipment and intangible assets.  Additionally, increased depreciation expense as a percentage of total revenues resulted from declines in average unit volumes and the opening of new restaurants.

General and administrative. General and administrative costs decreased by $13,107,000 to $250,097,000 in 2009 as compared with $263,204,000 in 2008.  This decrease was primarily attributable to the following: (i) an $8,501,000 gain on the cash surrender value of life insurance and PEP in 2009 as opposed to a $15,471,000 loss in 2008, (ii) $13,600,000 of certain professional fees and other cost savings initiatives, (iii) $9,900,000 of decreased general and administrative costs associated with field support and managers-in-training, (iv) $4,600,000 of reduced general and administrative costs in 2009 as a result of the sale of our Selmon’s concept effective December 31, 2008 and (v) $5,700,000 of decreased legal, government relations, accounting and advertising costs.  This decrease was partially offset by $27,700,000 of incremental bonus and severance expenses and $9,500,000 of incremental deferred compensation and stock option expenses in 2009 as compared to 2008 and a $6,662,000 gain from the sale of land in Las Vegas, Nevada that occurred in 2008.

General and administrative costs decreased by $33,319,000 to $263,204,000 in 2008 as compared with $296,523,000 in 2007.  This decrease primarily was attributable to savings realized from the non-recurrence or reduction of certain expenses from 2007 such as $40,764,000 of Merger expenses, $11,000,000 of consulting and professional fees and $9,000,000 of deferred compensation expense for corporate employees.  Other general and administrative costs decreases resulted from a $6,662,000 offsetting gain from the sale of land in Las Vegas, Nevada in 2008 and a reduction of $4,400,000 in distribution expense to area operating partners.  These decreases were partially offset by a loss of $15,471,000 on the cash surrender value of life insurance in 2008 as opposed to a $2,464,000 gain in 2007, $7,300,000 of additional corporate payroll and bonuses in 2008 primarily resulting from the realization of cost savings initiatives, $4,744,000 of additional management fees incurred in 2008 as a result of the Merger and a $3,628,000 loss from the sale of our Selmon’s concept in 2008.

Loss on contingent debt guarantee.  We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24,500,000 loss associated with this guarantee in the year ended December 31, 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

Goodwill impairment. In connection with our annual impairment test, we recorded a goodwill impairment charge of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during 2009. During 2008, we recorded a goodwill impairment charge of $604,071,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  These goodwill impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry (see “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Provision for impaired assets and restaurant closings. During 2009, we recorded a provision for impaired assets and restaurant closings of $138,212,000 which included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter sale, $51,494,000 of impairment charges and restaurant closing expense for certain of our other restaurants, $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names, $2,876,000 of impairment charges for investments in and advances to unconsolidated affiliates and $1,880,000 of impairment charges for favorable lease assets (see “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

During 2008, we recorded a provision for impaired assets and restaurant closings of $112,430,000 which included $42,958,000 of impairment charges for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names, $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits (“Blue Coral”) trademark and $65,767,000 of impairment charges for certain of our restaurants.

During 2007, we recorded a provision for impaired assets and restaurant closings of $30,296,000 which included $25,573,000 of impairment charges for certain of our restaurants, an impairment charge of $1,005,000 related to one of our corporate aircraft and $3,145,000 of impairment charges for our investment in Kentucky Speedway.

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

Allowance for notes receivable for consolidated affiliate.  One of our consolidated affiliates defaulted on a line of credit (that we guaranteed) by failing to pay the outstanding balance of $33,283,000 due on the December 31, 2008 maturity date.  In anticipation of receiving a notice of default subsequent to the end of the year, we recorded a $33,150,000 allowance for notes receivable held by this consolidated affiliate in 2008 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

Gain on extinguishment of debt.   During the first quarter of 2009, we purchased $240,145,000 in aggregate principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 in 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes for $11,711,000 and $2,729,000 of accrued interest.  As a result, we recorded a gain from the extinguishment of our debt of $48,409,000 in 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

Other expense, net. Other expense, net represents the foreign currency transaction losses of $198,000 and $11,122,000 resulting from fluctuations in foreign currency exchange rates on certain international intercompany loans during the years ended December 31, 2009 and 2008, respectively.

Interest income. Interest income was $503,000 in 2009 as compared with $4,709,000 in 2008 and $6,286,000 in 2007.  The 2009 reduction in interest income was primarily a result of lower average restricted cash balances in interest-generating accounts and declining interest rates.  The 2008 reduction was primarily attributable to declining interest rates in 2008 as compared with 2007.

Interest expense. Interest expense was $93,509,000 in 2009 as compared with $159,137,000 in 2008 and $104,934,000 in 2007.  The 2009 decrease in interest expense as compared to 2008 resulted from (i) a $301,925,000 decrease in outstanding senior notes as a result of our cash tender offer during the first quarter of 2009 and our open market purchases during the fourth quarter of 2008,  (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt in 2009 as compared with 2008 and (iii) a net $4,642,000 decrease of interest expense on our interest rate collar.

The 2008 increase in interest expense as compared to 2007 resulted from a significant increase in outstanding debt as of June 14, 2007 as a result of the Merger and net interest expense of $18,928,000 and $5,357,000 for 2008 and 2007, respectively, for mark-to-market adjustments on our interest rate collar.  This increase was partially offset by an overall decline in the variable interest rate on our senior secured term loan facility and other variable-rate debt in 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES (continued)

Provision (benefit) for income taxes.  The effective income tax rate for the year ended December 31, 2009 was (3.9%) compared to 12.4% for the year ended December 31, 2008.  The effective income tax rate for the year ended December 31, 2009 was significantly lower than the combined federal and state statutory rate of 38.9% due to an increase in deferred income tax asset valuation allowances, which was partially offset by the benefit of the tax credit for excess FICA tax on employee-reported tips being such a large percentage of pretax loss.  The net decrease of 16.3% in the effective income tax rate during the year ended December 31, 2009 from the rate in the year ended December 31, 2008 was primarily due to the increase in deferred tax asset valuation allowances in 2009. This decrease was partially offset by a $592,993,000 decrease in Goodwill impairment for the year ended December 31, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to Kangaroo Holdings, Inc.’s acquisition of OSI Restaurant Partners, Inc’s stock.

The effective income tax rate for the year ended December 31, 2008 was 12.4% compared to 54.6% and (9.5)% for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively.  The decrease in the effective income tax rate for the year ended December 31, 2008 as compared to the period from June 15 to December 31, 2007 was due to the $604,071,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of the Company’s stock, and the FICA tax credit for employee-reported tips being such a large percentage of pretax loss in the prior period.  The increase in the effective income tax rate for the year ended December 31, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in 2008.  Additionally, the non-deductible goodwill impairment charge partially offset the increase in the effective income tax rate.

Net (loss) income attributable to noncontrolling interest. The allocation of net (loss) income attributable to noncontrolling interest represents the portion of income or loss from operations included in the consolidated operating results attributable to the noncontrolling ownership interests in certain restaurants that are not wholly-owned. As a percentage of total revenues, the loss allocation was less than 0.1% for 2009 and 2008 and an income allocation of less than 0.1% in 2007.  The decrease in 2008 as compared to 2007 is primarily due to declining operating results at Fleming’s Prime Steakhouse and Wine Bar, Roy’s and Blue Coral Seafood and Spirits.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Inventories were $57,223,000 at December 31, 2009 as compared with $84,568,000 at December 31, 2008.  This decrease was primarily attributable to a decrease in certain inventory purchases resulting from utilization of inventory on hand and a reduction of bulk seafood purchases.  Other current assets totaled $95,494,000 at December 31, 2009 as compared with $61,823,000 at December 31, 2008.  This increase was primarily attributable to an increase in prepaid expenses and reclassification of $19,000,000 of insurance receivables to current from long-term as a result of a 2010 settlement of a class action lawsuit.  See Item 3. “Legal Proceedings” in Part I of this Form 10-K. The same $19,000,000 is also reflected as an increase in Accrued and other current liabilities.  This classification change also affected Other assets, which decreased to $148,046,000 at December 31, 2009 from $194,473,000 at December 31, 2008.  The decrease in Other assets was also primarily attributable to a decline in deferred financing fees as a result of our cash tender offer and periodic amortization.

Working capital (deficit) totaled ($228,219,000) and ($204,528,000) at December 31, 2009 and 2008, respectively, and included Unearned revenue from gift cards of $237,580,000 and $212,677,000 at December 31, 2009 and 2008, respectively.

Current liabilities totaled $712,731,000 at December 31, 2009 as compared with $663,898,000 at December 31, 2008 with the increase primarily due to a $103,380,000 increase in the Current portion of long-term debt, a $33,555,000 increase in Accrued and other current liabilities and a $24,903,000 increase in Unearned revenue.  The current portion of long-term debt increased as a result of the classification of a portion of our term loans as current at December 31, 2009 due to our prepayment requirements and the classification of our $50,000,000 outstanding balance on the working capital revolving credit facility as current at December 31, 2009 since it was repaid subsequent to the end of the year (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The increase in Accrued and other current liabilities was primarily due to an increase in accrued bonuses and a reclassification of $19,000,000 of accrued insurance to current from long-term and is partially offset by a decrease in accrued advertising.  The increase in Current liabilities is partially offset by a $77,605,000 decrease in Accounts payable and a $33,283,000 decrease in Current portion of guaranteed debt.  The decline in Accounts payable is due to a reduction in purchasing volume, price savings realized from certain costs savings initiatives and approximately $30,000,000 of Accounts payable from December 31, 2008 that was delayed until the beginning of 2009.  The decline in Current portion of guaranteed debt resulted from the termination of our $33,283,000 guarantee obligation for T-Bird in February 2009 (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

The depressed economic conditions in 2009 and 2008 have created a challenging environment for us and for the restaurant industry and have limited and may continue to limit our liquidity.  During 2009 and 2008, we experienced declining revenues, comparable store sales and operating cash flows and incurred operating losses each year.  During 2009, we incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $94,471,000.  During 2008, we incurred goodwill impairment charges of $604,071,000, intangible asset impairment charges of $46,420,000 and restaurant impairment charges of $65,767,000.  In 2008, we experienced downgrades in our credit ratings and continue to be subject to risk from: consumer confidence and spending patterns; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers.  Additionally, our substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, we accelerated existing initiatives and implemented new measures in 2009 and in 2008 to manage our liquidity.

We implemented various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, interest expense declined significantly in 2009 as compared to 2008 due to (i) a significant decrease in outstanding senior notes as a result of our open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  Based on anticipated revenues and cash flows, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on results of actions taken, our knowledge of economic and industry trends and the declines in sales at our restaurants combined with our attempts to mitigate the impact of those declines.  However, further deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

At December 31, 2009 and 2008, our Moody’s Applicable Corporate Rating was Caa1, and our Standard & Poor’s corporate credit rating was B-.  Our credit agreement does not penalize us for a downgrade in our credit ratings.  We have not experienced a material change and do not anticipate experiencing a material change in vendor pricing or supply as a result of our credit ratings from Standard and Poor’s and Moody’s Investors Service.  However, our current credit ratings and depressed economic conditions could affect our ability to obtain future credit and the cost of that credit.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

Market conditions have affected our foreign currency exchange rates, although these rates generally stabilized during 2009.  However, if the foreign currency exchange rates depreciate in certain of the countries in which we operate, we may experience declines in our international operating results in 2010.  In January 2010, we announced our intent to sell our subsidiaries in Korea, Japan and Hong Kong and certain other rights specified in the amendment. We may also seek to sell development rights in other parts of Asia.  We are pursuing a sale of our Asian Business due to attractive market conditions and because our investment priorities do not allow us to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, we will use 75% of the proceeds to repay indebtedness as required under our credit agreement and the remainder to invest more aggressively in our core domestic concepts.  A sale of our Asian Business would substantially decrease our exposure to foreign currency exchange fluctuations.

The challenging economy may adversely affect our suppliers and other third-party service providers.  At this time, however, we do not anticipate an interruption in supplies from our most significant vendors.  In 2009, we committed $8,332,000 of our working capital revolving credit facility for the issuance of letters of credit.  This was primarily for a $6,000,000 letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $70,935,000, which is $4,065,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  If requests for letters of credit exceed the remaining availability on our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.

Variable interest rates on the senior secured term loan facility declined slightly during 2009 (2.56% and 2.81% at December 31, 2009 and 2008).  The amount of required interest payments on our debt will change as future interest rates fluctuate, subject to a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR Floor of 2.99% on the term loan. Any changes in our counterparty credit risk for our interest rate collar have been accounted for in the fair value measurement of the derivative (see “Fair Value Measurements” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  As of December 31, 2009 and 2008, the fair value of the interest rate collar derivative, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $19,225,000 and $28,857,000, respectively.  As of December 31, 2009 and 2008, we were not required to post and did not post any collateral related to our interest rate collar.  Our agreement with our counterparty for the interest rate collar contains a provision in which we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.  The termination value for such a settlement would have been $19,225,000 at December 31, 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements will depend partially on our ability to achieve anticipated levels of revenue and cash flow to manage costs.  If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities, as described below, would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.  See Item 1A. “Risk Factors” in Part I of this Form 10-K.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At December 31, 2009, we were in compliance with our covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to successfully manage costs and our working capital.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $57,490,000, $121,400,000, $119,359,000 and $77,065,000 for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.   We estimate that our capital expenditures will total approximately $70,000,000 to $90,000,000 in 2010. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2010.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):
	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
			FROM	FROM
			JUNE 15 to	JANUARY 1 to
	YEARS ENDED DECEMBER 31,		DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Net cash provided by operating activities	$143,121	$213,731	$161,040	$155,633
Net cash used in investing activities	(43,368)	(63,099)	(2,297,634)	(119,753)
Net cash (used in) provided by financing activities	(83,013)	(50,266)	2,264,868	(87,906)
Effect of exchange rate changes on cash and cash equivalents	952	-	-	-
Net increase (decrease) in cash and cash equivalents	$17,692	$100,366	$128,274	$(52,026)

Operating activities

Net cash provided by operating activities for the year ended December 31, 2009 was $143,121,000 compared to $213,731,000, $161,040,000 and $155,633,000 for the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively. The decrease in 2009 as compared to 2008 was primarily attributable to (1) cash paid for income taxes of $20,739,000 during 2009 as opposed to cash tax refunds received in 2008 of $14,600,000, (2) a decline in Accounts payable due to a reduction in purchasing volume, price savings realized from certain costs savings initiatives and a delay in Accounts payable payments at December 31, 2008 and (3) a decline in accrued advertising due to the acceleration of payment processing.  The decrease is offset by (1) higher restaurant income from operations as a result of $126,200,000 in food, labor and other operational efficiencies and (2) a decrease in cash paid for interest, which was $91,938,000 for the year ended December 31, 2009 compared to $130,025,000 for the year ended December 31, 2008.  The decrease in 2008 as compared to 2007 was primarily attributable to (1) lower restaurant income from operations, (2) an increase in cash paid for interest, which was $130,025,000 for the year ended December 31, 2008 compared to $83,832,000 and $6,443,000 for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively, and (3) an increase in cash paid for rent, which was $185,281,000 for the year ended December 31, 2008 compared to $94,714,000 and $50,809,000 for the periods from June 15 to December 31, 2007 and January 1 to June 14, 2007, respectively. The decrease is partially offset by an increase in cash received from gift card sales in 2008 as compared to 2007.

Investing activities

Net cash used in investing activities for the year ended December 31, 2009 was $43,368,000 compared to $63,099,000, $2,297,634,000 and $119,753,000 for the years ended December 31, 2009 and 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively.  Net cash used in investing activities for the year ended December 31, 2009 was primarily attributable to capital expenditures of $57,490,000 and was partially offset by the $10,315,000 net difference between the proceeds from the sale and the purchases of Company-owned life insurance.  Net cash used in investing activities for the year ended December 31, 2008 was primarily attributable to capital expenditures of $121,400,000 and was partially offset by (1) $10,501,000 in proceeds from the sale of property, fixtures and equipment, of which $9,800,000 related to the sale of a parcel of land in Las Vegas, Nevada and (2) the $30,937,000 net difference between restricted cash received and restricted cash used, which was primarily related to the conversion of restricted cash designated for capital expenditures to cash.  Net cash used in investing activities for the period from June 15 to December 31, 2007 primarily included the acquisition of OSI for $3,092,296,000 and capital expenditures of $77,065,000 and was partially offset by $925,090,000 in proceeds from sale-leaseback transactions.  Net cash used in investing activities for the period from January 1 to June 14, 2007 was primarily attributable to capital expenditures of $119,359,000.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS (continued)

Financing activities

Net cash (used in) provided by financing activities for the year ended December 31, 2009 was ($83,013,000) compared to ($50,266,000), $2,264,868,000 and ($87,906,000) for the year ended December 31, 2008, the period from June 15 to December 31, 2007 and the period from January 1 to June 14, 2007, respectively. Net cash used in financing activities for the year ended December 31, 2009 was primarily attributable to (i) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird and (iii) repayments of borrowings on revolving credit facilities and long-term debt of $33,274,000.  Net cash used in financing activities was partially offset by a $47,000,000 contribution from OSI HoldCo, our direct owner, to partially fund our extinguishment of a portion of our senior notes and $23,700,000 of proceeds from borrowings on revolving credit facilities.  Net cash used by financing activities during the year ended December 31, 2008 was primarily attributable to $85,402,000 of repayments of long-term debt and $11,711,000 of cash paid for the extinguishment of a portion of our senior notes and was partially offset by $62,000,000 of proceeds from the issuance of revolving lines of credit.  Net cash provided by financing activities for the period from June 15 to December 31, 2007 primarily included proceeds from the issuances of long-term debt, the senior secured term loan facility, revolving lines of credit, and senior notes totaling $1,889,400,000, contributions from KHI of $42,413,000 and proceeds from the issuance of common stock of $600,373,000 and was partially offset by repayments of long-term debt of $199,388,000.  Net cash used in financing activities for the period from January 1 to June 14, 2007 primarily included repayments of long-term debt of $210,834,000 and was partially offset by proceeds from the issuance of long-term debt of $123,648,000.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by restaurant operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the year ended December 31, 2009 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(180,091)	$(360,183)	$(540,274)
Decrease in cash provided by restaurant operating activities	(37,351)	(74,702)	(112,053)

Cash provided by restaurant operating activities decreases approximately $0.21 for every $1.00 decrease in restaurant sales.  The table above is based on distributable cash flow assumptions, as adjusted for the associated income tax benefits of decreased income at the statutory rate.  Estimates are limited to the effects of declines in consumer traffic and do not consider other measures we could implement were such decreases in restaurant sales to occur or other factors such as inflation, changes in menu prices or costs or any non-restaurant specific activities.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

TRANSACTIONS

In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept.  We provided the financing for the sale in the form of a $2,000,000 promissory note that bears interest at a rate of 600 basis points over 90-day LIBOR.  The promissory note must be repaid in five annual installments that commence one year from the September 15, 2009 closing date.  In accordance with the terms of the promissory note, the annual principal and interest payment amounts are based on the cash flow of PRG, subject to certain maximum payment limits.  The promissory note and the payment of the purchase price are secured by a first priority purchase money security interest in the membership interests and assets of PRG.  The loan agreement for the promissory note also contains certain protective covenants such as, but not limited to: (i) PRG must obtain our prior written approval before incurring any additional indebtedness or new lease obligations or before extending or renewing any existing obligations, (ii) we retain the right to approve PRG’s financial capital and development plans, (iii) PRG cannot make any distributions, dividends or other payment of funds other than approved in an annual capital and financial plan and (iv) PRG cannot make any substantial change to its executive or management personnel or change its general character of business without our prior written consent.

We also provided PRG a $2,000,000 revolving line of credit to assist with seasonal cash flow shortages.  This line of credit permits borrowing at an interest rate of 600 basis points over 90-day LIBOR. Principal and interest is payable in weekly installments at an amount equal to the available cash balance of PRG after restaurant-level needs, as approved by us.  On and after September 15, 2010, the outstanding principal balance on the revolving line of credit may not exceed $1,000,000.  The revolving line of credit matures September 15, 2011.  It is secured by the same collateral as the promissory note with similar protective covenants.  As of December 31, 2009, there have not been any draws on the revolving line of credit.

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at December 31, 2009 and 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.26% to 0.46% and from 0.44% to 1.75% at December 31, 2009 and 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at December 31, 2009 and 2008).

We will be required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of our “annual excess cash flow” (with step-downs to 25% and 0% based upon our rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;
•
100% of our “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $50,000,000 for the fiscal year ended December 31, 2007 or $75,000,000 for each subsequent fiscal year, if our rent-adjusted leverage ratio exceeds a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and
•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, we will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2010, we will repay a portion of our pre-funded revolving credit facility outstanding loan balance.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,171,900,000 and $1,185,000,000 at December 31, 2009 and 2008, respectively.  We have classified $75,000,000 of our term loans as current at December 31, 2009 due to our prepayment requirements and quarterly payments.  In April 2010, we will make the remainder of our $75,000,000 prepayment that is required by the credit agreement, as described above.  We made the remainder of our $75,000,000 prepayment for 2008 during the fourth quarter of 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At December 31, 2009 and 2008, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings at December 31, 2009 and 2008, $71,632,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as: (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, in the development of Roy's restaurants, (iii) $6,000,000 of the credit facility at December 31, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $3,592,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  We may have to extend additional letters of credit in the future. As of the filing date of this report, we have total outstanding letters of credit of $70,935,000 which is $4,065,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under our working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of December 31, 2009 and 2008, we had borrowed $23,000,000 and $12,000,000, respectively, from our pre-funded revolving credit facility.  We recorded $5,928,000 and $12,000,000 in “Current portion of long-term debt” in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, and included $17,072,000 in “Long-term debt” in our Consolidated Balance Sheet at December 31, 2009, as we are required to repay any outstanding loans in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2009 and 2008, we were in compliance with our debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our capital expenditures are limited by the credit agreement.  Our annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  Our annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flows” are insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, our capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.

The obligations under our senior secured credit facilities are guaranteed by each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, our direct owner and an indirect, wholly-owned subsidiary of our Ultimate Parent.  Subject to the conditions described below, the obligations are secured by a perfected security interest in substantially all of our assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of substantially all of our domestic wholly-owned subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries that are directly owned by us, OSI HoldCo, or a Guarantor.  Also, we are required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to our non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of our Consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of our Company-wide Consolidated EBITDA.

On January 28, 2010, we executed an amendment to our current credit agreement dated as of June 14, 2007 with a syndicate of institutional lenders and financial institutions to permit us to sell our Asian Business.  We may also seek to sell development rights in other parts of Asia.  We are pursuing a sale of our Asian Business due to attractive market conditions and because our investment priorities do not allow us to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, we will use the proceeds to repay indebtedness under our credit agreement and invest more aggressively in our core domestic concepts.

Among other things, this Amendment: (i) permits the sale of the Asian Business provided that at least 75% of such sale consideration is cash and cash equivalents, (ii) requires that 75% of Net Cash Proceeds, as defined, from any such sale, be applied to pay down outstanding term loans under the credit agreement, (iii) provides that the remaining Net Cash Proceeds be reinvested in assets useful to our business within a period set forth in the Amendment or, if not otherwise reinvested, used to pay down outstanding term loans and (iv) modifies the credit agreement’s MFCF covenant, as defined.  Prior to the amendment, on an annual basis, if the RALR was greater than or equal to 5.25 to 1.00, our MFCF could not have been less than $75,000,000. As a result of the Amendment, should we dispose of all or a portion of the Asian Business and if, on an annual basis, our RALR equals or exceeds 5.25 to 1.00, the required MFCF will be reduced by a specified percentage of the last twelve months Consolidated EBITDA attributable to the disposed portion of the Asian Business, as defined in the Amendment.

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

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes for $11,711,000 and $2,729,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $48,409,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the year ended December 31, 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

On February 18, 2009, we commenced a cash tender offer to purchase the maximum aggregate principal amount of our senior notes that we could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and we purchased $240,145,000 in principal amount of our senior notes.  We paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the year ended December 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer.  The principal balance of senior notes outstanding at December 31, 2009 and 2008 was $248,075,000 and $488,220,000, respectively.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.

We funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from our direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 336 restaurant properties that are sub-leased to us.

In June 2009, we renewed a one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won, or $8,565,000 at December 31, 2009 (12,000,000,000 Korean won, or $9,543,000 at December 31, 2008), to finance development of our restaurants in South Korea.  The line bears interest at 2.75% and 1.50% over the Korean Stock Exchange three-month certificate of deposit rate (5.54% and 6.94% at December 31, 2009 and 2008, respectively).  The line matures June 14, 2010.  There were no draws outstanding on this line of credit as of December 31, 2009 and 2008.

In June 2009, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,282,000 and $3,976,000 at December 31, 2009 and 2008, respectively).  The line bears interest at 2.51% and 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (5.30% and 6.59% at December 31, 2009 and 2008, respectively) and matures June 14, 2010.  There were no draws outstanding on this line of credit as of December 31, 2009 and 2008.

As of December 31, 2009 and 2008, we had approximately $5,752,000 and $11,987,000, respectively, of notes payable at interest rates ranging from 1.21% to 8.25% and from 2.28% to 8.25%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

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

On January 12, 2009, we received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, we terminated our guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest. In anticipation of receiving a notice of default subsequent to the end of the year, we recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008. Since T-Bird defaulted on its line of credit, we have the right to call into default all of our franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, we filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On July 31, 2009, the Florida state court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  We filed motions to dismiss all counterclaims for failure to state a claim.  Discovery has commenced on both our claims and T-Bird’s counterclaims.

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against us and certain of our officers and affiliates.  On September 11, 2009, T-Bird’s suit against us was dismissed.  T-Bird and its affiliates have appealed that dismissal.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have appealed that dismissal.

As a result of the lawsuits described above, we made certain assumptions and estimates in our consolidation of T-Bird at and for the year ended December 31, 2009, as T-Bird did not provide us with complete financial statements throughout 2009.  We are not aware of any events or transactions for T-Bird that are not reflected in our consolidated financial statements at and for the year ended December 31, 2009 that would materially affect these consolidated financial statements.  Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, we will no longer be the primary beneficiary of T-Bird, and as a result, we will no longer consolidate T-Bird.  The deconsolidation of T-Bird will not have a material effect on our consolidated financial statements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2009 and 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2009 and 2008, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, we would, as one of the two guarantors, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in our favor. These agreements provide that if we are required to perform under our obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify us against all losses, claims, damages or liabilities which arise out of or are based upon our guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price) and is a market-based measurement, not an entity-specific measurement. To measure fair value, we incorporate assumptions that market participants would use in pricing the asset or liability, and utilize market data to the maximum extent possible.  Measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We expensed $21,395,000 and $1,282,000 of interest for the years ended December 31, 2009 and 2008, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We record mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $18,458,000 and $24,285,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively, and included $5,827,000 of net interest income and $18,928,000 of net interest expense for the years ended December 31, 2009 and 2008, respectively, and $5,357,000 of net interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.  A credit valuation adjustment of $690,000 and $4,529,000 decreased the liability recorded as of December 31, 2009 and 2008, respectively.

The valuation of our interest rate collar is based on a discounted cash flow analysis of the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although we determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

We invested $1,309,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at December 31, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

In 2009, fair value measurements for long-lived assets held and used, goodwill and indefinite-lived intangible assets fell within level 3 of the fair value hierarchy and approximated 28.5% of our total assets.

We recorded $85,154,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the year ended December 31, 2009.  Due to the impending third quarter sale of our Cheeseburger in Paradise concept, we recorded a $45,962,000 impairment charge (included in the total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  We used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  We used a discounted cash flow model to estimate the fair value of the remaining impaired long-lived assets held and used.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

As a result of our annual impairment test in the second quarter, we recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the year ended December 31, 2009.  We test both our goodwill and our indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, we determined that the majority of the inputs used to value our goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Managing and chef partners purchase ownership interests in a Management Partnership and receive distributions based on a percentage of their restaurant’s annual cash flows.  Upon completion of each five-year term of employment, our managing and chef partners are eligible to participate in a deferred compensation program (the Partner Equity Plan or “PEP”). We require the use of capital to fund the PEP as each managing and chef partner earns a contribution and currently estimate funding requirements ranging from $15,000,000 to $20,000,000 in each of the next two years. Actual funding of the current PEP obligation and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract and at the beginning of an employment agreement were converted into the right to receive cash in the form of a “Supplemental PEP” contribution and a “Supplemental Cash” payment, respectively.  Additionally, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the pre-merger stock plan in the same manner as managing partners or convert some or all of it into restricted stock of KHI.  Grants of restricted stock under the pre-merger stock plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of December 31, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $93,752,000, of which $14,971,000 and $78,781,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2008, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is approximately $5,679,000 and $4,587,000 as of December 31, 2009 and 2008, respectively, and is included in the line item “Other long-term liabilities” in our Consolidated Balance Sheets.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

As of December 31, 2009 and 2008, we had approximately $59,521,000 and $59,086,000, respectively, in various corporate owned life insurance policies and another $1,109,000 and $2,579,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

Effective January 1, 2009, we accelerated the distribution of PEP and Supplemental PEP benefits to certain active participants.  Under the revised PEP, active managing and chef partners who complete an employment contract on or after January 1, 2009 and who remain employed with us until their PEP accounts are fully distributed will receive their PEP distributions at certain payment dates throughout a seven-year period after completion of their employment contracts.  Managing and chef partners who complete an employment contract on or after January 1, 2009 and who do not remain employed with us until their PEP accounts are fully distributed will receive their entire PEP account balance in the seventh year after completion of their employment contract.  Their PEP account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment elections.

As of December 31, 2009 and 2008, there was $39,613,000 and $28,501,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

Area Operating Partners

Area operating partners historically have been required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000.  This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement.  We have the option to purchase the partners’ interests after a five-year period on the terms specified in their agreements.

For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and may range from 3.0% to 12.0%.  This percentage is determined after the first five full calendar quarters from the date of the associated restaurant’s opening and is adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buy-out percentage is the area operating partner’s average distribution percentage for the 24 months immediately preceding the buy-out.  Buyouts are paid in cash, unless deferred, over a two-year period.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Area Operating Partners (continued)

Area operating partners who provide supervisory services for a restaurant in which they do not have an associated ownership interest in a Management Partnership have the opportunity to earn a bonus payment.  This payment is based on growth in the associated restaurant cash flows according to terms specified in the program and will be paid in a lump sum within 90 days of the end of the five-year period provided for in the program.  As of December 31, 2009, this plan was terminated, however, the pro rata portion of payments earned as of this date will be paid at the end of the original five-year period as long as the area operating partner continues to be employed at that level or higher.  Effective January 1, 2010, we implemented a revised opportunity for area operating partners to earn a bonus payment if they provide supervisory services for a restaurant in which they do not have an associated ownership interest in a Management Partnership.  This payment is based on growth in the associated restaurant cash flows and traffic according to terms specified in the program and will be paid annually in a lump sum.

Highly-Compensated Employees

We have implemented a deferred compensation plan for our highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust.  The deferred compensation plan allows these employees to contribute up to 90% of their income on a pre-tax basis to an investment account consisting of 21 different investment fund options.  We do not currently intend to provide any matching or profit-sharing contributions, and participants will always be fully vested in their deferrals and their related returns.  Participants will be considered unsecured general creditors in the event of our bankruptcy or insolvency.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2009 are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt (including current portion) (1)	$1,503,652	$134,333	$151,996	$964,323	$253,000
Interest (2)	387,941	81,240	158,493	135,804	12,404
Operating leases	1,523,592	177,870	335,548	293,256	716,918
Purchase obligations (3)	473,924	365,616	50,454	46,683	11,171
Partner deposit and accrued buyout liability (4)	124,037	15,111	30,113	56,724	22,089
Other long-term liabilities (5)	144,936	-	48,535	35,271	61,130
Other current liabilities (6)	64,786	64,786	-	-	-
Total contractual obligations	$4,222,868	$838,956	$775,139	$1,532,061	$1,076,712

DEBT GUARANTEES
Maximum availability of debt guarantees	$25,900	$-	$-	$24,500	$1,400
Amount outstanding under debt guarantees	25,900	-	-	24,500	1,400
Carrying amount of liabilities	24,500	-	-	24,500	-
_________
(1)
Long-term debt payments due by period assume that our rent-adjusted leverage ratio is greater than or equal to 5.25 to 1.00. Long-term debt excludes our potential obligations under debt guarantees (shown separately above).

(2)
Includes interest on our senior notes with an outstanding balance of $248,075,000 and interest estimated on our senior secured term loan facility, senior secured working capital revolving credit facility and senior secured pre-funded revolving credit facility with outstanding balances of $1,171,900,000, $50,000,000 and $23,000,000, respectively, at December 31, 2009.  Projected future interest rates, based on the interest rates in effect at December 31, 2009, were used to estimate interest for the variable-rate senior secured credit facilities.  This also includes letter of credit fees and commitment fees for the unused portion of the working capital revolving credit facility and commitment fees for the unused portion of the pre-funded revolving credit facility. In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  Consideration of the interest rate collar has been included in this table.  Our notes payable of $5,752,000 at December 31, 2009 issued for buyouts of managing partner and area operating partner interests in the cash flows of their restaurants have been excluded from the table.

(3)
We have minimum purchase commitments with various vendors through June 2015. Outstanding commitments consist primarily of minimum purchase levels of beef, butter, cheese, poultry and other food and beverage products related to normal business operations as well as contracts for advertising, marketing, sports sponsorships, printing and technology.

(4)
Partner deposit and accrued buyout liability payments due by period are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and changes to buyout values of our employee partners.

(5)
Other long-term liabilities include but are not limited to: long-term insurance accruals, long-term incentive plan compensation for certain of our officers, long-term portion of amounts owed to managing partners, chef partners and certain members of management for various compensation programs, long-term operating leases for closed restaurants and long-term split dollar arrangements on life insurance policies.  The long-term portion of our liability for unrecognized tax benefits and the related accrued interest and penalties were $3,815,000 and $1,972,000, respectively, at December 31, 2009. These amounts were excluded from the table since it is not possible to estimate when these future payments will occur.  In addition, net unfavorable leases and other miscellaneous items of $75,592,000 and $2,180,000, respectively, at December 31, 2009 were excluded from the table as payments are not associated with these liabilities.

(6)
Other current liabilities include the current portion of our liability for unrecognized tax benefits and the accrued interest and penalties related to uncertain tax positions, the current portion of our insurance accruals, the current portion of our operating leases for closed restaurants and the current portion of amounts owed to managing and chef partners and certain members of management for various compensation programs.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these accompanying consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.  We consider an accounting policy to be critical if it requires assumptions to be made that were uncertain at the time they were made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Derivatives — We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our variable-rate debt.  Additionally, our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.   We enter into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effects of the natural gas hedges and the diesel fuel hedges were immaterial to our financial statements for all periods presented.  (See “Fair Value Measurements” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information).

Property, Fixtures and Equipment — Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. We expense repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes cancelable renewal periods where failure to exercise such options would result in an economic penalty. Depreciation is computed on the straight-line method over the following estimated useful lives:

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Operating Leases — Rent expense for our operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in our Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.  Exit-related lease obligations of $6,635,000 and $1,615,000 are recorded in “Accrued and other current liabilities” and $3,228,000 and $1,528,000 are recorded in “Other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Impairment of Long-Lived Assets — We assess the potential impairment of amortizable intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

•	A significant change in market price;
•	A significant adverse change in the manner in which a long-lived asset is being used;
•	New laws and government regulations or a significant adverse change in business climate that adversely affect the value of a long-lived asset;
•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and
•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of the underlying long-lived asset.

If the aforementioned factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform a two-step impairment analysis. Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations. During the years ended December 31, 2009 and 2008, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense of $90,301,000 and $65,767,000, respectively.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Impairment of Long-Lived Assets (continued) — Judgments and estimates made by us related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance and expected use. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.  We use the straight-line method to amortize definite-lived intangible assets.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, we separately evaluate whether the assets also meet the requirements to be reported as discontinued operations.  If we no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, we would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.  We did not have any assets classified as held for sale as of December 31, 2009 and the amount as of December 31, 2008 was not material to the consolidated financial statements.

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

Impairment indicators that may necessitate goodwill impairment testing in between our annual impairment tests include the following:

•	A significant adverse change in legal factors or in the business climate;
•	An adverse action or assessment by a regulator;
•	Unanticipated competition;
•	A loss of key personnel;
•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;
•	The testing for recoverability of a significant asset group within a reporting unit; and

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Goodwill and Indefinite-Lived Intangible Assets (continued) — We test both our goodwill and our trade names for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

As a result of our annual impairment test in the second quarter of 2009, we recorded goodwill and indefinite-lived intangible asset impairment charges of $11,078,000 and $36,000,000, respectively, during the year ended December 31, 2009.  As a result of our annual impairment test in the second quarter of 2008 and our additional impairment test in the fourth quarter of 2008, we recorded goodwill and indefinite-lived intangible asset impairment charges of $604,071,000 and $42,958,000, respectively, during the year ended December 31, 2008.  No such impairment charges were recorded in 2007.

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

At December 31, 2009, remaining goodwill by reporting unit is as follows (in thousands):

SUCCESSOR
DECEMBER 31, 2009
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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Insurance Reserves — We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:
	2009	2010
Workers' Compensation	$1,500,000	$1,500,000
General Liability (1)	1,500,000	1,500,000
Health (2)	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	2,500,000 / 500,000
Employment Practices Liability	2,000,000	2,000,000
Directors' and Officers' Liability	250,000	250,000
Fiduciary Liability	25,000	25,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)
We are self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. In 2009 and 2010, we retained the first $197,000 and $375,000, respectively, of payable losses under the plan as an additional deductible. The insurer's liability is limited to $2,000,000 per individual per year.

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

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.  When recovery for an insurance policy is considered probable, a receivable is recorded.

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

We defer revenue for gift cards, which do not have expiration dates, until redemption by the customer. We also recognize gift card “breakage” revenue for gift cards and certificates when the likelihood of redemption by the customer is remote, which we determined are those gift cards and certificates issued on or before three years prior to the balance sheet date.  We recorded breakage revenue of $9,310,000, $11,293,000, $2,297,000 and $10,244,000 for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as “Other restaurant operating” expenses upon redemption of the associated gift card.  Capitalized expenses are $7,070,000 and $4,549,000 as of December 31, 2009 and 2008, respectively, and are reflected in “Other current assets” in our Consolidated Balance Sheets.  Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Employee Partner Distributions and Buyouts — The managing and area operating partners of each Company-owned domestic restaurant, as well as the chef partner of each Fleming’s and Roy’s Company-owned domestic restaurant, are required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (the “Management Partnership”) that provides management and supervisory services to the restaurant(s) he or she manages.  This ownership interest gives the managing, area operating and chef partners the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement.

We estimate future purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current information on restaurant performance and record the partner obligations in the line item “Partner deposit and accrued buyout liability” in our Consolidated Balance Sheets.  In the period we purchase the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Distributions made to and deferred compensation expenses for managing and chef partners are included in “Labor and other related” expenses and distributions made to and buyout expenses for area operating partners are included in “General and administrative” expenses in our Consolidated Statements of Operations.

Stock-Based Compensation — In connection with the Merger, our Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  This plan permits the grant of stock options and restricted stock of KHI to our management and other key employees.  We account for our stock-based employee compensation using a fair value based method of accounting.  All stock-based payments to employees are measured at fair value and expensed over the service period (generally the vesting period) of the grant.  The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as a financing cash flow.

The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value, depending on the circumstance of termination of employment, at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by us other than for cause or by the employee for good reason, KHI may repurchase the stock under this call provision for fair market value.  If an employee’s termination of employment is by us for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of cost or fair market value.  As a result, except for certain named executive officers that have a modified call provision in their stock option agreements, we have not recorded any stock option expense for options granted under the Equity Plan.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted.  Expected volatilities are based on historical volatility of our stock.  We use historical data to estimate option exercise and employee forfeiture rate within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Results may vary depending on the assumptions applied within the model.

Compensation expense related to restricted stock awards for the year ended December 31, 2009 is $14,582,000 and unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards is approximately $4,506,000 at December 31, 2009 and will be recognized over a weighted-average period of 2.45 years.

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

In December 2007, the FASB issued accounting guidance that retains the fundamental requirements of accounting for business combinations but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB clarified certain provisions relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations.  The April 2009 provisions are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the business combination guidance on January 1, 2009 did not have an effect on our consolidated financial statements, as we did not engage in any business combinations during 2009.  These provisions will only impact our accounting should we acquire any businesses in the future.

In December 2007, the FASB issued new accounting guidance which modifies the presentation of noncontrolling interests in the consolidated financial statements.  This guidance requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of this guidance have been applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required disclosure of the date through which subsequent events have been evaluated.  In February 2010, the FASB removed the requirement to disclose the date through which subsequent events are evaluated.  The adoption of the original guidance as of June 30, 2009 and the amended guidance in this filing did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to previous accounting guidance related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. These changes require an ongoing reassessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  These changes are effective for fiscal years beginning after November 15, 2009.  We determined that this accounting guidance will affect our consolidated financial statements and disclosures beginning in the first quarter of 2010 since we will no longer be consolidating PRG and T-Bird beginning January 1, 2010.  Combined revenues and net loss for these two entities for the year ended December 31, 2009 was $75,767,000 and $56,476,000, respectively, and combined assets and liabilities at December 31, 2009 was $78,082,000 and $204,634,000, respectively.

In July 2009, the FASB issued a single source of authoritative nongovernmental U.S. GAAP (the “Codification”).  All existing accounting standards have been superseded and all other accounting literature not included in the Codification is non-authoritative.   The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  The Codification is effective for interim and annual periods ending after September 15, 2009, and it does not change GAAP.  The adoption of the Codification beginning in the period ended September 30, 2009 did not affect our consolidated financial statements or the content of our disclosures other than the manner in which accounting guidance is referenced.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards (continued)

In August 2009, the FASB clarified the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of restrictions that prevent its transfer.  This update further clarified that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy.  Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  The adoption of this guidance did not materially affect our consolidated financial statements.

In October 2009, the FASB provided accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting.  Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  This guidance is effective January 1, 2011, although early application is permitted.  We do not expect the adoption of this guidance to materially affect our consolidated financial statements, and we do not plan to early or retroactively adopt this guidance.

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required.  Further, this guidance clarified that fair value measurement disclosures should be provided for each class of assets and liabilities.  The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed.  Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 fair value measurements.  Although additional disclosures will be required, this accounting guidance is not expected to materially affect our consolidated financial statements.

Impact of Inflation

In the last three years, we have not operated in a period of high general inflation; however, we have experienced material increases in specific commodity costs and utilities.  Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

OSI Restaurant Partners, LLC

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Interest Rate Risk

At December 31, 2009 and 2008, our total debt, excluding consolidated guaranteed debt, was approximately $1,503,652,000 and $1,752,132,000, respectively.  Our earnings and cash flow exposure to interest rate fluctuations includes our borrowings under our senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin.  We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We do not enter into financial instruments for trading or speculative purposes.

For fixed-rate debt, interest rate changes affect the fair value of debt.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our variable-rate term loan.   The collar consists of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We expensed $21,395,000 and $1,282,000 of interest for the years ended December 31, 2009 and 2008, respectively, as a result of each quarter’s expiration of the interest rate collar’s option pairs.  We record mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $18,458,000 and $24,285,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively, and included $5,827,000 of net interest income and $18,928,000 of net interest expense for the years ended December 31, 2009 and 2008, respectively, and $5,357,000 of net interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.  A credit valuation adjustment of $690,000 and $4,529,000 decreased the liability recorded as of December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, we had $248,075,000 and $488,220,000, respectively, of fixed-rate debt outstanding through our senior notes and $1,244,900,000 and $1,247,000,000, respectively, of variable-rate debt outstanding on our senior secured credit facilities.  We also had $28,368,000 and $36,700,000, respectively, in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $71,632,000 and $63,300,000, respectively), and $77,000,000 and $88,000,000, respectively, in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.  Based on $1,244,900,000 of outstanding variable-rate debt at December 31, 2009, an increase of one percentage point on January 1, 2010, would cause an increase to cash interest expense of approximately $12,449,000 per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant and not considering the effects of our interest rate collar:
	Principal
	Outstanding at	Additional Interest Expense
	December 31,	Q1	Q2	Q3	Q4
Variable-Rate Debt	2009	2010	2010	2010	2010
Senior secured term loan facility	$1,171,900,000	$2,929,750	$2,929,750	$2,929,750	$2,929,750
Senior secured working capital revolving credit facility	50,000,000	125,000	125,000	125,000	125,000
Senior secured pre-funded revolving credit facility	23,000,000	57,500	57,500	57,500	57,500
Total	$1,244,900,000	$3,112,250	$3,112,250	$3,112,250	$3,112,250

OSI Restaurant Partners, LLC
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Interest Rate Risk (continued)

At December 31, 2009 and 2008, the interest rate on our term loan facility, our working capital revolving credit facility and our pre-funded revolving credit facility was 2.56% and 2.81%, respectively.

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

Foreign Currency Exchange Rate Risk

If foreign currency exchange rates depreciate in certain of the countries in which we operate, we may experience declines in our international operating results in 2010.  We have foreign currency exchange transaction exposure for certain intercompany loans that were entered into at the time of the Merger in South Korea and Japan, as well as certain other international intercompany balances and royalty payments.  Subsequent to December 31, 2009, the intercompany loan with South Korea was settled.  A 10% change in the foreign currency exchange rate can impact our pretax earnings by approximately $2,181,000 for the intercompany loan with Japan. This estimate assumes all variables remain constant in future periods.  All other foreign currency exchange exposure is not material to the consolidated financial statements.  Our foreign currency exchange risk has not materially changed from 2008 to 2009.  We currently do not use financial instruments to hedge foreign currency exchange rate changes.

In January 2010, we announced our intent to sell our subsidiaries in Korea, Japan and Hong Kong and certain other rights. We may also seek to sell development rights in other parts of Asia.  We are pursuing a sale of our Asian Business due to attractive market conditions and because our investment priorities do not allow us to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, we will use 75% of the proceeds to repay indebtedness as required under our credit agreement and the remainder to invest more aggressively in our core domestic concepts.  A sale of our Asian Business would substantially decrease our exposure to foreign currency exchange fluctuations.

OSI Restaurant Partners, LLC

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. Extreme changes in commodity prices and/or long-term changes could affect our financial results adversely, although any changes in commodity prices would affect our competitors at about the same time as us.  We expect that in most cases increased commodity prices could be passed through to our consumers through increases in menu prices.  However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  We enter into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate our exposure to unpredictable fuel prices.  We record mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.  The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our beef supply is highly dependent upon a limited number of vendors.  Domestically, in 2010, we expect to purchase approximately 90% of our beef raw materials from four beef suppliers who represent approximately 76% of the total beef marketplace in the United States.  If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

OSI Restaurant Partners, LLC

Item 8. Financial Statements and Supplementary Data

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS)
	SUCCESSOR
	DECEMBER 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$289,162	$271,470
Current portion of restricted cash	3,989	5,875
Inventories	57,223	84,568
Deferred income tax assets	38,644	35,634
Other current assets, net	95,494	61,823
Total current assets	484,512	459,370
Property, fixtures and equipment, net	888,738	1,073,499
Investments in and advances to unconsolidated affiliates, net	22,718	20,322
Goodwill	448,722	459,800
Intangible assets, net	592,293	650,431
Other assets, net	148,046	194,473
Total assets	2,585,029	2,857,895
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	107,147	184,752
Accrued and other current liabilities	218,560	185,005
Current portion of accrued buyout liability	15,111	17,228
Unearned revenue	237,580	212,677
Current portion of long-term debt	134,333	30,953
Current portion of guaranteed debt	-	33,283
Total current liabilities	712,731	663,898
Partner deposit and accrued buyout liability	108,926	107,143
Deferred rent	69,801	50,856
Deferred income tax liability	198,081	199,984
Long-term debt	1,369,319	1,721,179
Guaranteed debt	24,500	-
Other long-term liabilities, net	228,495	250,882
Total liabilities	2,711,853	2,993,942
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of December 31, 2009 and 2008, respectively	-	-
Additional paid-in capital	713,969	651,043
Accumulated deficit	(842,966)	(788,940)
Accumulated other comprehensive loss	(16,799)	(24,857)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(145,796)	(162,754)
Noncontrolling interest	18,972	26,707
Total deficit	(126,824)	(136,047)
Total liabilities and unitholder's deficit	$2,585,029	$2,857,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
			FROM	FROM
			JUNE 15 to	JANUARY 1 to
	YEARS ENDED DECEMBER 31,		DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Revenues
Restaurant sales	$3,573,761	$3,939,436	$2,227,926	$1,916,689
Other revenues	28,066	23,421	12,098	9,948
Total revenues	3,601,827	3,962,857	2,240,024	1,926,637
Costs and expenses
Cost of sales	1,184,301	1,389,392	790,592	681,455
Labor and other related	1,023,990	1,095,057	623,159	540,281
Other restaurant operating	926,343	1,012,724	557,459	440,545
Depreciation and amortization	162,731	185,786	102,263	74,846
General and administrative	250,097	263,204	138,376	158,147
Loss on contingent debt guarantee	24,500	-	-	-
Goodwill impairment	11,078	604,071	-	-
Provision for impaired assets and restaurant closings	138,212	112,430	21,766	8,530
Allowance for notes receivable for consolidated affiliate	-	33,150	-	-
(Income) loss from operations of unconsolidated affiliates	(2,196)	(2,343)	(1,261)	692
Total costs and expenses	3,719,056	4,693,471	2,232,354	1,904,496
(Loss) income from operations	(117,229)	(730,614)	7,670	22,141
Gain on extinguishment of debt	158,061	48,409	-	-
Other expense, net	(198)	(11,122)	-	-
Interest income	503	4,709	4,725	1,561
Interest expense	(93,509)	(159,137)	(98,722)	(6,212)
(Loss) income before provision (benefit) for income taxes	(52,372)	(847,755)	(86,327)	17,490
Provision (benefit) for income taxes	2,034	(105,305)	(47,143)	(1,656)
Net (loss) income	(54,406)	(742,450)	(39,184)	19,146
Less: net (loss) income attributable to noncontrolling interest	(380)	(3,041)	871	1,685
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(54,026)	$(739,409)	$(40,055)	$17,461

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF UNITHOLDER’S/ STOCKHOLDERS’ (DEFICIT) EQUITY
(IN THOUSANDS)

					ACCUMULATED
	COMMON	COMMON	ADDITIONAL		OTHER			NON-
	STOCK	STOCK	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY	CONTROLLING
PREDECESSOR	SHARES	AMOUNT	CAPITAL	EARNINGS	(LOSS) INCOME	COMPENSATION	STOCK	INTEREST	TOTAL
Balance, December 31, 2006	75,127	788	269,872	1,092,271	8,388	-	(150,106)	36,929	1,258,142
Reissuance of treasury stock	549	-	-	(11,021)	-	-	26,390	-	15,369
Dividends ($0.13 per share)	-	-	-	(9,887)	-	-	-	-	(9,887)
Stock option income tax benefit	-	-	3,052	-	-	-	-	-	3,052
Stock option compensation expense	-	-	12,049	-	-	-	-	-	12,049
Amortization of restricted stock	-	-	4,892	-	-	-	-	-	4,892
Adjustment for FIN 48 adoption	-	-	-	(1,612)	-	-	-	-	(1,612)
Net income	-	-	-	17,461	-	-	-	1,685	19,146
Foreign currency translation adjustment	-	-	-	-	(954)	-	-	-	(954)
Total comprehensive income	-	-	-	-	-	-	-	-	18,192
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(4,579)	(4,579)
Contributions from noncontrolling interest	-	-	-	-	-	-	-	3,940	3,940
Balance, June 14, 2007	75,676	$788	$289,865	$1,087,212	$7,434	$-	$(123,716)	$37,975	$1,299,558

(CONTINUED…)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF UNITHOLDER’S/ STOCKHOLDERS’ (DEFICIT) EQUITY

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
SUCCESSOR	UNITS	AMOUNT	CAPITAL	DEFICIT	(LOSS) INCOME	INTEREST	TOTAL
Balance, June 15, 2007	100	$-	$637,366	$-	$-	$37,975	$675,341
Stock-based compensation	-	-	4,281	-	-	-	4,281
Net (loss) income	-	-	-	(40,055)	-	871	(39,184)
Foreign currency translation adjustment	-	-	-	-	(2,200)	-	(2,200)
Total comprehensive loss	-	-	-	-	-	-	(41,384)
Distributions to noncontrolling interest	-	-	-	-	-	(5,565)	(5,565)
Contributions from noncontrolling interest	-	-	-	-	-	1,581	1,581
Balance, December 31, 2007	100	-	641,647	(40,055)	(2,200)	34,862	634,254
Adjustment for EITF No. 06-4 adoption	-	-	-	(9,476)	-	-	(9,476)
Stock-based compensation	-	-	7,069	-	-	-	7,069
Transaction fees	-	-	2,327	-	-	-	2,327
Net loss	-	-	-	(739,409)	-	(3,041)	(742,450)
Foreign currency translation adjustment	-	-	-	-	(22,657)	-	(22,657)
Total comprehensive loss	-	-	-	-	-	-	(765,107)
Distributions to noncontrolling interest	-	-	-	-	-	(7,322)	(7,322)
Contributions from noncontrolling interest	-	-	-	-	-	2,208	2,208
Balance, December 31, 2008	100	-	651,043	(788,940)	(24,857)	26,707	(136,047)
Stock-based compensation	-	-	15,926	-	-	-	15,926
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net loss	-	-	-	(54,026)	-	(380)	(54,406)
Foreign currency translation adjustment	-	-	-	-	8,058	(19)	8,039
Total comprehensive loss	-	-	-	-	-	-	(46,367)
Distributions to noncontrolling interests	-	-	-	-	-	(9,083)	(9,083)
Contributions from noncontrolling interest	-	-	-	-	-	1,747	1,747
Balance, December 31, 2009	100	$-	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
			FROM	FROM
			JUNE 15 to	JANUARY 1 to
	YEARS ENDED DECEMBER 31,		DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Cash flows provided by operating activities:
Net (loss) income	$(54,406)	$(742,450)	$(39,184)	$19,146
Adjustments to reconcile net loss (income) to cash
provided by operating activities:
Depreciation and amortization	162,731	185,786	102,263	74,846
Amortization of deferred financing fees	8,661	11,003	5,879	-
Amortization of capitalized gift card sales commissions	10,884	-	-	-
Goodwill impairment	11,078	604,071	-	-
Provision for impaired assets and restaurant closings	138,212	112,430	21,766	8,530
Transaction fees	-	2,327	-	-
Stock-based and other non-cash compensation expense	47,604	21,107	24,168	33,981
Income tax benefit credited to equity	-	-	-	3,052
Excess income tax benefits from stock-based compensation	-	-	-	(1,541)
(Income) loss from operations of unconsolidated affiliates	(2,196)	(2,343)	(1,261)	692
Change in deferred income taxes	(4,836)	(102,741)	(13,156)	(41,732)
Loss on disposal of property, fixtures and equipment	5,312	7,055	-	3,496
Unrealized (gain) loss on derivative financial instruments	(6,998)	20,100	5,357	-
(Gain) loss on life insurance investments	(8,501)	15,470	(3,055)	-
Gain on restricted cash investments	(15)	(576)	(273)	-
Loss on contingent debt guarantee	24,500	-	-	-
Gain on extinguishment of debt	(158,061)	(48,409)	-	-
(Gain) loss on disposal of subsidiary	(2,491)	2,812	-	-
Allowance for receivables	1,870	33,150
Change in assets and liabilities:
Decrease (increase) in inventories	27,472	(3,724)	782	5,235
(Increase) decrease in other current assets	(12,695)	21,608	(25,352)	44,853
Decrease (increase) in other assets	8,459	21,180	12,700	(5,352)
(Decrease) increase in accrued interest payable	(1,873)	(688)	3,496	74
(Decrease) increase in accounts payable and accrued
and other current liabilities	(65,838)	11,463	(32,106)	47,085
Increase in deferred rent	18,941	29,698	21,416	4,108
Increase (decrease) in unearned revenue	24,847	16,379	77,632	(68,311)
(Decrease) increase in other long-term liabilities	(29,540)	(977)	(32)	27,471
Net cash provided by operating activities	$143,121	$213,731	$161,040	$155,633

(CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
			FROM	FROM
			JUNE 15 to	JANUARY 1 to
	YEARS ENDED DECEMBER 31,		DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Cash flows used in investing activities:
Purchase of investment securities	$-	$-	$-	$(2,455)
Maturities and sales of investment securities	-	-	1,134	2,002
Purchases of Company-owned life insurance	(6,571)	(25,563)	(63,930)	-
Proceeds from sale of Company-owned life insurance	16,886	31,004	-	-
Acquisition of business	(450)	-	-	(250)
Proceeds from disposal of a subsidiary	1,653	4,200	-	-
Proceeds from sale of non-restaurant operations	-	2,900	-	-
Acquisition of OSI	-	-	(3,092,296)	-
Acquisitions of liquor licenses	(38)	(2,489)	(1,572)	(1,553)
Proceeds from sale-leaseback transaction	-	8,100	925,090	-
Capital expenditures	(57,490)	(121,400)	(77,065)	(119,359)
Proceeds from the sale of property, fixtures and equipment	961	10,501	-	1,948
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	25,298	151,388	136,723	-
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(23,782)	(120,451)	(121,109)	-
Payments from unconsolidated affiliates	165	311	152	-
Investments in and advances to unconsolidated affiliates	-	(1,600)	(4,761)	(86)
Net cash used in investing activities	$(43,368)	$(63,099)	$(2,297,634)	$(119,753)

(CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
			FROM	FROM
			JUNE 15 to	JANUARY 1 to
	YEARS ENDED DECEMBER 31,		DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Cash flows (used in) provided by financing activities:
Proceeds from issuance of long-term debt	$35	$-	$17,900	$123,648
Repayments of long-term debt	(20,574)	(85,402)	(199,388)	(210,834)
Proceeds from borrowings on revolving credit facilities	23,700	62,000	11,500	-
Repayments of borrowings on revolving credit facilities	(12,700)	-	-	-
Proceeds from the issuance of senior secured term loan facility	-	-	1,310,000	-
Proceeds from the issuance of senior notes	-	-	550,000	-
Extinguishment of senior notes	(75,967)	(11,711)	-	-
Deferred financing fees	(155)	-	(63,313)	-
Purchase of note related to guaranteed debt	(33,283)	-	-	-
Contributions from KHI	-	-	42,413	-
Contribution from OSI HoldCo, Inc.	47,000	-	-	-
Contributions from noncontrolling interest	1,747	2,208	1,581	3,940
Distributions to noncontrolling interest	(9,083)	(7,322)	(5,565)	(4,579)
Repayment of partner deposit and
accrued buyout contributions	(7,124)	(17,268)	(5,671)	(11,164)
Receipt of partner deposit and
accrued buyout contributions	3,391	7,229	5,038	4,952
Excess income tax benefits from stock-based compensation	-	-	-	1,541
Dividends paid	-	-	-	(9,887)
Proceeds from the issuance of common stock	-	-	600,373	-
Proceeds from exercise of employee stock options	-	-	-	14,477
Net cash (used in) provided by financing activities	(83,013)	(50,266)	2,264,868	(87,906)
Effect of exchange rate changes on cash and cash equivalents	952	-	-	-
Net increase (decrease) in cash and cash equivalents	17,692	100,366	128,274	(52,026)
Cash and cash equivalents at the beginning of the period	271,470	171,104	42,830	94,856
Cash and cash equivalents at the end of the period	$289,162	$271,470	$171,104	$42,830

Supplemental disclosures of cash flow information:
Cash paid for interest	$91,938	$130,025	$83,832	$6,443
Cash paid (received) for income taxes, net of refunds	20,739	(14,600)	(2,942)	(25,097)

Supplemental disclosures of non-cash items:
Conversion of partner deposit and accrued buyout
liability to notes	$1,204	$5,237	$2,080	$3,198
Purchase of employee partners' interests in cash flows
of their restaurants	-	-	-	882
(Decrease) increase in guaranteed debt and investment in
unconsolidated affiliate	(24,500)	(2,495)	-	-
Acquisitions of property, fixtures and equipment
through accounts payable	5,021	7,061	1,885	5,305
Litigation liability and insurance receivable	19,000	14,458	3,352	-

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

The Company owns and operates casual and upscale casual dining restaurants primarily in the United States.  The Company’s concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included.

On January 1, 2009, the Company adopted new accounting guidance which modifies the presentation of noncontrolling interests in the consolidated financial statements.  This guidance requires noncontrolling interests to be clearly identified, labeled and included separately from the parent’s equity (deficit) and consolidated net income (loss).  The presentation and disclosure requirements of this guidance have been applied retrospectively, and the Company’s consolidated financial statements have been recharacterized accordingly.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept (see Note 20).  Based on the terms of the purchase and sale agreement, including the Company’s financing of the transaction through a promissory note, the Company determined that PRG is a variable interest entity for which the Company is the primary beneficiary (see Note 21).  Therefore, the Company consolidated PRG after the sale transaction.  However, since the Company is consolidating an entity in which it does not have an equity interest, the Company classifies 100% of PRG’s net operating results as “Net (loss) income attributable to noncontrolling interest” in its Consolidated Statement of Operations for the year ended December 31, 2009.  The Company also classifies PRG’s equity as “Noncontrolling interest” in its Consolidated Balance Sheet subsequent to the sale transaction.  Any receivables, payables, income or expenses between the Company and PRG are eliminated in consolidation.  Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company will no longer consolidate PRG (see Note 18).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation (continued)

Economic Outlook

The depressed economic conditions in 2009 and 2008 have created a challenging environment for the Company and for the restaurant industry, and these factors have limited and may continue to limit the Company’s liquidity.  During 2009 and 2008, the Company experienced declining revenues, comparable store sales and operating cash flows and incurred operating losses each year.  During 2009, the Company incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $94,471,000, such that at December 31, 2009, the Company had an Accumulated deficit of $842,966,000.  During 2008, the Company incurred goodwill impairment charges of $604,071,000, intangible asset impairment charges of $46,420,000 and restaurant impairment charges of $65,767,000, such that at December 31, 2008, the Company had an Accumulated deficit of $788,940,000.  In 2008, the Company experienced downgrades in its credit ratings and continues to be subject to risk from: consumer confidence and spending patterns; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of the Company’s third-party vendors and other service providers.  Additionally, the Company’s substantial leverage could adversely affect the ability to raise additional capital, to fund operations or to react to changes in the economy or industry.  In response to these conditions, the Company accelerated existing initiatives and implemented new measures in 2009 and in 2008 to manage the Company’s liquidity.

The Company implemented various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to both capital expenditures and general and administrative expenses.  The Company developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, interest expense declined significantly in 2009 as compared to 2008 due to (i) a significant decrease in outstanding senior notes as a result of the Company’s open market purchases during the fourth quarter of 2008 and the completion of a cash tender offer during the first quarter of 2009 and (ii) an overall decline in the variable interest rates on the Company’s senior secured term loan facility and other variable-rate debt (see Note 12).

The Company believes that its implemented initiatives will allow it to appropriately manage its liquidity to meet its debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  The Company’s anticipated revenues and cash flows have been estimated based on results of actions taken, its knowledge of economic and industry trends and the declines in sales at its restaurants combined with its attempts to mitigate the impact of those declines.  However, further deterioration in excess of the Company’s estimates could cause a material adverse impact on its business, liquidity and financial position.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Merger Transactions

At the time of the Merger, the assets and liabilities of the Company were assigned values that were part carryover basis and part fair value, similar to a step acquisition, pursuant to generally accepted accounting principles in the United States (“U.S. GAAP”).  As a result, retained earnings and accumulated depreciation were zero after the allocation was completed.

The total purchase price for the Merger was approximately $3.1 billion, and it was financed by borrowings under senior secured credit facilities and proceeds from the issuance of senior notes (see Note 12), proceeds from the sale-leaseback transaction with Private Restaurant Properties, LLC (“PRP”), an investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to its newly-formed sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), the Company’s wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment, and no gain or loss was recorded.  The sale of substantially all of the domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases for the Company and is referred to as the “PRP Sale-Leaseback Transaction.”  In 2008, the Company recorded an adjustment of $2,327,000 for transaction costs in Additional paid-in capital related to this sale.

Merger expenses of approximately $33,174,000 and $7,590,000 for the periods from January 1 to June 14, 2007 and from June 15 to December 31, 2007, respectively, and management fees of $10,720,000, $9,906,000 and $5,162,000 for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007, respectively, were included in General and administrative expenses in the Company’s Consolidated Statements of Operations and reflect primarily the professional service costs incurred in connection with the Merger and fees for management services (see Note 20).

The following table reflects the pro forma total revenues and net loss for the Predecessor period presented as though the Merger had taken place at the beginning of that period.  The pro forma results are not necessarily indicative of the results of operations that would have occurred had the Merger actually taken place on the first day of the period, nor of future results of operations.

PRO FORMA
(UNAUDITED, IN THOUSANDS)
PERIOD FROM
JANUARY 1 TO JUNE 14,
2007
Total revenues	$1,926,637
Net loss	$(29,334)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and operations of OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc. and the Company’s affiliated partnerships and limited liability corporations in which it is a general partner or managing member and owns a controlling financial interest. OSI Co-Issuer, Inc., a wholly-owned subsidiary of OSI Restaurant Partners, LLC, was formed to facilitate the Merger and does not conduct ongoing business operations.  The Company consolidates variable interest entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Therefore, if the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity are included in the consolidated financial statements (see Note 21).

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents

Cash includes $31,844,000 and $24,902,000 as of December 31, 2009 and 2008, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.  Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted cash.  The Company attempts to limit its credit risk by utilizing outside investment managers with major financial institutions that, in turn, invest in United States treasury security funds, certificates of deposit, money market funds, noninterest-bearing accounts and other highly rated investments and marketable securities. At times, cash balances may be in excess of FDIC insurance limits.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet, is required for those instruments for which it is practical to estimate that value.  Fair value is a market-based measurement.

The Company’s non-derivative financial instruments at December 31, 2009 and 2008 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at December 31, 2009 and 2008 (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2009		2008
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,171,900	$950,704	$1,185,000	$533,250
Senior secured working capital revolving credit facility	50,000	40,563	50,000	22,500
Senior secured pre-funded revolving credit facility	23,000	18,659	12,000	5,400
Senior notes	248,075	218,926	488,220	91,541

Derivatives

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its senior secured credit facilities.  Additionally, the Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company’s restaurants.   The Company enters into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.

The Company expensed $21,395,000 and $1,282,000 of interest for the years ended December 31, 2009 and 2008, respectively, as a result of each quarter’s expiration of the interest rate collar’s option pairs.  The Company records mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  The Company included $18,458,000 and $24,285,000 in the line item “Accrued and other current liabilities” in its Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively, and included $5,827,000 of net interest income and $18,928,000 of net interest expense for the years ended December 31, 2009 and 2008, respectively, and $5,357,000 of net interest expense for the period from June 15 to December 31, 2007 in the line item “Interest expense” in its Consolidated Statements of Operations for the mark-to-market effects of its interest rate collar.  A credit valuation adjustment of $690,000 and $4,529,000 decreased the liability recorded for its interest rate collar as of December 31, 2009 and 2008, respectively.  The effects of the natural gas hedges and the diesel fuel hedges were immaterial to the Company’s financial statements for all periods presented.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2009 and 2008, inventories included advance purchases of approximately $7,723,000 and $36,342,000, respectively.

Consideration Received from Vendors

The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Vendor consideration primarily reduces the Company’s inventory or its restaurant purchases and is recorded as a reduction of Cost of sales or Other restaurant operating expenses, respectively, when recognized in the Company’s Consolidated Statements of Operations. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants and are recorded as a reduction to General and administrative expenses when earned.

Restricted Cash

At December 31, 2009 and 2008, the current portion of restricted cash is restricted for the payment of property taxes, the settlement of obligations in a rabbi trust for the Partner Equity Plan (the “PEP”) and the settlement of other deferred compensation.  Long-term restricted cash at December 31, 2009 and 2008 is restricted for the settlement of other deferred compensation and is immaterial to the Consolidated Balance Sheets.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes cancelable renewal periods where failure to exercise such options would result in an economic penalty.  Depreciation is computed on the straight-line method over the following estimated useful lives:

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.  Exit-related lease obligations of $6,635,000 and $1,615,000 are recorded in “Accrued and other current liabilities” and $3,228,000 and $1,528,000 are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Pre-Opening Expenses

Non-capital expenditures associated with opening new restaurants are expensed as incurred.

Impairment of Long-Lived Assets

The Company assesses the potential impairment of amortizable intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors such as:

•	A significant change in market price;
•	A significant adverse change in the manner in which a long-lived asset is being used;
•	New laws and government regulations or a significant adverse change in business climate that adversely affect the value of a long-lived asset;
•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life; and
•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of the underlying long-lived asset.

If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, the Company performs a two-step impairment analysis. Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than its carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.  During the years ended December 31, 2009 and 2008, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense of $90,301,000 and $65,767,000, respectively (see Note 8).

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, the Company separately evaluates whether the assets also meet the requirements to be reported as discontinued operations.  If the Company no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, it would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.  The Company did not have any assets classified as held for sale as of December 31, 2009 and the amount as of December 31, 2008 was not material to the consolidated financial statements.

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

Impairment indicators that may necessitate goodwill impairment testing in between the Company’s annual impairment tests include the following:

•	A significant adverse change in legal factors or in the business climate;
•	An adverse action or assessment by a regulator;
•	Unanticipated competition;
•	A loss of key personnel;
•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;
•	The testing for recoverability of a significant asset group within a reporting unit; and

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

As a result of the Company’s annual impairment test in the second quarter of 2009, it recorded goodwill and indefinite-lived intangible asset impairment charges of $11,078,000 and $36,000,000, respectively, during the year ended December 31, 2009.  As a result of the Company’s annual impairment test in the second quarter of 2008 and its additional impairment test in the fourth quarter of 2008, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $604,071,000 and $42,958,000, respectively, during the year ended December 31, 2008.  No such impairment charges were recorded in 2007.  Continued sales declines at the Company’s restaurants beyond its current projections, unplanned increases in health insurance, commodity or labor costs, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates, could result in an impairment charge of a portion or all of its goodwill or other intangible assets (see Note 9).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Construction in Progress

The Company capitalizes all direct costs incurred to construct its restaurants. Upon restaurant opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was immaterial in all periods.

Deferred Financing Fees

The Company capitalized an aggregate $63,313,000  in deferred financing fees related to the issuance of the senior notes, the senior secured term loans and the working capital and pre-funded revolving credit facilities.  The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method and amortized $8,660,000, $11,003,000 and $5,879,000 for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007, respectively.  In November 2008, in connection with the Company’s open market purchase and extinguishment of a portion of its senior notes, the Company relieved deferred financing fees by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.  In March 2009, in connection with the Company’s tender offer for the purchase and extinguishment of a portion of its senior notes, the Company relieved deferred financing fees by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.  At December 31, 2009, approximately $30,149,000 of aggregate deferred costs, remain to be amortized.

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

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. The Company also recognizes gift card “breakage” revenue for gift cards and certificates when the likelihood of redemption by the customer is remote, which the Company determined are those gift cards and certificates issued on or before three years prior to the balance sheet date.  The Company recorded breakage revenue of $9,310,000, $11,293,000, $2,297,000 and $10,244,000 for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as “Other restaurant operating” expenses upon redemption of the associated gift card.  Capitalized expenses are $7,070,000 and $4,549,000 as of December 31, 2009 and 2008, respectively, and are reflected in “Other current assets” in the Company’s Consolidated Balance Sheets.  Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations.  Accordingly, these taxes are not included in gross revenue.

Advertising Costs

The Company’s policy is to report advertising costs as expenses in the period in which the costs are incurred.  The total amounts charged to advertising expense were approximately $140,033,000, $153,398,000, $76,526,000 and $78,883,000 for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.

Foreign Currency Translation and Comprehensive (Loss) Income

For all significant non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates for the reporting period. Translation gains and losses are reported as a separate component of accumulated other comprehensive loss in unitholder’s deficit.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Summary of Significant Accounting Policies (continued)

Employee Partner Distributions and Buyouts

The managing and area operating partners of each Company-owned domestic restaurant, as well as the chef partner of each Fleming’s and Roy’s Company-owned domestic restaurant, are required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (the “Management Partnership”) that provides management and supervisory services to the restaurant(s) he or she manages.  This ownership interest gives the managing, area operating and chef partners the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement.

The Company estimates future purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current information on restaurant performance and record the partner obligations in the line item “Partner deposit and accrued buyout liability” in the Consolidated Balance Sheets.  In the period the Company purchases the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Distributions made to and deferred compensation expenses for managing and chef partners are included in “Labor and other related” expenses and distributions made to and buyout expenses for area operating partners are included in “General and administrative” expenses in the Consolidated Statements of Operations.

Stock-Based Compensation

In connection with the Merger, the Company’s Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  This plan permits the grant of stock options and restricted stock of KHI to Company management and other key employees. The Company accounts for its stock-based employee compensation using a fair value based method of accounting.  All stock-based payments to employees are measured at fair value and expensed over the service period (generally the vesting period) of the grant.  The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as a financing cash flow.

The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value, depending on the circumstance of termination of employment, at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase the stock under this call provision for fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of cost or fair market value.  As a result, except for certain named executive officers that have a modified call provision in their stock option agreements, the Company has not recorded any stock option expense for options granted under the Equity Plan.

The Company uses the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee forfeiture rate within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Results may vary depending on the assumptions applied within the model.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans

Stock-Based and Deferred Compensation Plans

Managing and Chef Partners

Managing and chef partners purchase a non-transferable ownership interest in a Management Partnership that provides management and supervisory services to the restaurant(s) he or she manages.  The purchase price for a managing partner’s ownership interest in that Management Partnership is $25,000 and the purchase price for a chef partner's ownership interest ranges from $10,000 to $15,000.  This ownership interest gives the managing and chef partners the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s annual cash flows for the duration of the agreement, which varies by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Upon completion of each five-year term of employment, the managing and chef partners participate in the PEP, a deferred compensation program for managing and chef partners in domestic restaurants.

The PEP originally included the Partner Equity Deferred Compensation Diversified Plan (the “Diversified Plan”) and the Partner Equity Deferred Compensation Stock Plan (the “PEP Stock Plan”).  When a managing or chef partner of a domestic restaurant completes each five-year employment agreement, he or she receives a deferred compensation benefit through the Diversified Plan which is an unfunded, unsecured promise to pay the participant in cash, subject to the terms and conditions of the Diversified Plan.  The Diversified Plan permits partners to direct the investment of their deferred compensation accounts into a variety of benchmark investment funds.

On June 14, 2007, as a result of the Merger, the PEP was amended to include only the Diversified Plan.  The PEP Stock Plan, which was intended to be an unfunded, unsecured promise to pay the participant in the Company’s common stock, was terminated and phantom shares of Company stock that had been credited to each participant’s account were converted into a cash obligation in an amount equal to the product of (i) the Merger Consideration and (ii) the number of phantom shares of Company common stock credited to such participant’s account. These cash amounts were credited to the existing Diversified Plan account for each participant and are eligible to be invested by participants in the investment alternatives available under the Diversified Plan.  Benefits under the PEP are earned and distributed in cash only, and participants are no longer eligible for Company stock.

The Company funded its outstanding PEP obligation as of June 14, 2007 by making a cash contribution to an irrevocable grantor or “rabbi” trust of $17,584,000. The Company is the sole owner of any assets in the trust and participants are general creditors of the Company with respect to their benefits under the PEP.

Prior to the Merger, the Company had two incentive compensation plans, the Amended and Restated Stock Plan (the “Pre-Merger Stock Plan”) and the Amended and Restated Managing Partner Stock Plan (the “MP Stock Plan”), that provided for the issuance of options and restricted stock to managing partners and other key employees of the Company.  Upon closing of the Merger, certain stock options that had been granted to managing and chef partners under the MP Stock Plan upon completion of a previous employment contract and at the beginning of an employment agreement were converted into the right to receive cash in the form of a “Supplemental PEP” contribution and a “Supplemental Cash” payment, respectively.

Upon closing of the Merger, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the Pre-Merger Stock Plan in the same manner as managing partners or convert some or all of it into restricted stock of KHI.  In accordance with the terms of the Employee Rollover Agreement adopted by the Company on June 14, 2007, those shares converted into KHI restricted stock vest 20% annually over five years, and grants are fully vested upon an initial public offering or a change of control.  Grants of restricted stock under the Pre-Merger Stock Plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)

As of December 31, 2009, the Company’s total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $93,752,000, of which $14,971,000 and $78,781,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2008, the Company’s total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $83,858,000, of which approximately $13,302,000 and $70,556,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation is approximately $5,679,000 and $4,587,000 as of December 31, 2009 and 2008, respectively, and is included in the line item “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

As of December 31, 2009 and 2008, the Company had approximately $59,521,000 and $59,086,000, respectively, in various corporate owned life insurance policies and another $1,109,000 and $2,579,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of the Company’s obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. The Company is the sole owner of any assets within the rabbi trust and participants are considered general creditors of the Company with respect to assets within the rabbi trust.

As of December 31, 2009 and 2008, there was $39,613,000 and $28,501,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

The total tax benefit recorded at June 14, 2007 in connection with the Merger for the conversion of obligations under the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares as described above was approximately $76,908,000.

Amounts credited to partners’ accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP.  Prior to December 31, 2008, upon completion of an employment contract, each account generally was to be distributed to the participant at certain payment dates over a ten-year period.

Effective January 1, 2009, the Company accelerated the distribution of PEP and Supplemental PEP benefits to certain active participants.  Under the revised PEP, active managing and chef partners who complete an employment contract on or after January 1, 2009 and remain employed with the Company until their PEP accounts are fully distributed will receive their PEP distributions at certain payment dates throughout a seven-year period after completion of their employment contracts. Managing and chef partners who complete an employment contract on or after January 1, 2009 and do not remain employed with the Company until their PEP accounts are fully distributed will receive their entire PEP account balance in the seventh year after completion of their employment contract.  Their PEP account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment elections.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)

Managing and chef partners whose PEP accounts relate to an employment contract completed before January 1, 2009 and those with Supplemental PEP accounts from the Merger, who in either case were employed with the Company through December 31, 2008, were permitted to keep the original ten-year distribution schedule or elect a new distribution schedule.  Approximately 75% elected the new distribution schedule, which results in distribution of their account balance at certain payment dates throughout a seven-year period.

If participants do not remain employed by the Company through 2015, then their remaining account balance will be distributed in one payment in 2015.  Their account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment choices.

Participants with PEP or Supplemental PEP accounts who were not employed with the Company through December 31, 2008 were required to keep the original ten-year distribution schedule.

In connection with the Merger, the Company’s Ultimate Parent adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  This plan permits the grant of stock options and restricted stock of KHI to Company management and other key employees.  In 2007, 6,272,320 shares of KHI were approved for stock option and restricted stock grants under the Equity Plan by the Board of Directors of KHI.  On November 16, 2009, the Board of Directors of KHI approved 4,727,680 additional shares of KHI for stock option and restricted stock grants under the Equity Plan.  The maximum term of options and restricted stock granted under the Equity Plan is ten years.  Stock options either vest 20% annually over five years or vest upon the fifth anniversary of the grant date assuming certain performance targets are met or exceeded.  The Company has not granted any shares of restricted stock under the Equity Plan.  As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded at OSI Restaurant Partners, LLC, where applicable.

Area Operating Partners

Area operating partners historically have been required, as a condition of employment, to purchase a 4% to 9% interest in the restaurants they develop for an initial investment of $50,000.  This interest gives the area operating partner the right to receive a percentage of his or her restaurants’ annual cash flows for the duration of the agreement.  The Company has the option to purchase the partners’ interests after a five-year period on the terms specified in their agreements.

For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to the Company’s targeted return on investment and may range from 3.0% to 12.0%.  This percentage is determined after the first five full calendar quarters from the date of the associated restaurant’s opening and is adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buy-out percentage is the area operating partner’s average distribution percentage for the 24 months immediately preceding the buy-out.  Buyouts are paid in cash, unless deferred, over a two-year period.

Area operating partners who provide supervisory services for a restaurant in which they do not have an associated ownership interest in a Management Partnership have the opportunity to earn a bonus payment.  This payment is based on growth in the associated restaurant cash flows according to terms specified in the program and will be paid in a lump sum within 90 days of the end of the five-year period provided for in the program.  As of December 31, 2009, this plan was terminated, however, the pro rata portion of payments earned as of this date will be paid at the end of the original five-year period as long as the area operating partner continues to be employed at that level or higher.  Effective January 1, 2010, the Company implemented a revised opportunity for area operating partners to earn a bonus payment if they provide supervisory services for a restaurant in which they do not have an associated ownership interest in a Management Partnership.  This payment is based on growth in the associated restaurant cash flows and traffic according to terms specified in the program and will be paid annually in a lump sum.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Successor Stock Options

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2009 (in thousands, except exercise price and contractual life):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2008	4,666	$10.00	8.7	$-
Granted	5,393	7.18
Forfeited	(362)	10.00
Outstanding at December 31, 2009	9,697	$8.43	8.9	$-

Exerciseable at December 31, 2009	2,064	$10.00	7.9	$-

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009 and 2008 and the period from June 14 to December 31, 2007 was $3.65, $2.49 and $5.35, respectively, and was estimated using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of options granted during the years ended December 31, 2009 and 2008 and the period from June 14 to December 31, 2007: (1) weighted-average risk-free interest rates of 2.27%, 2.93% and 5.16%, respectively; (2) dividend yield of 0.0%; (3) expected term of five years; and (4) weighted-average volatilities of 65.3%, 40.9% and 56.0%, respectively.  The Company did not have any stock options exercised in the years ended December 31, 2009 and 2008 or in the period from June 15 to December 31, 2007 and therefore did not have any tax benefits realized from the exercise of stock options in these periods.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Successor Stock Options (continued)

The Equity Plan contains a call provision that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value, depending on the circumstance of termination of employment, at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase the stock under this call provision for fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of cost or fair market value.  As a result of the call provision, the Company historically had not recorded any compensation expense relating to stock options.

During the second quarter of 2009, the stock option agreements between KHI and certain of the Company’s named executive officers were amended to eliminate the call provision, resulting in the recording of stock option compensation expense beginning in 2009. Their amended stock option agreements also contain provisions that extend the stock option exercise period for each of these officers under certain circumstances.  Further, the amendments add a provision that upon retirement, the number of options to be fully vested and exercisable shall be the greater of (i) the amount of options that are vested and exercisable as of the officer’s separation date or (ii) 40%, 60% or 100% of the officer’s options, depending on the officer.  Due to the retirement of one of these named executive officers on July 1, 2009, 275,530 stock options were forfeited during the third quarter of 2009.

On November 16, 2009, the Company’s new chief executive officer was granted 4,350,000 stock options that are divided into four tranches of 1,087,500 stock options each with an exercise price of $6.50 per share as of December 31, 2009.  One-quarter of the shares underlying the option grant will vest and become exercisable in equal installments on each of the first five anniversaries of the date of grant, generally subject to continual employment on the relevant vesting date.  Three-quarters of the shares underlying the option grant will vest based on the same time vesting schedule as the other one-quarter option shares, but will only become exercisable upon a Qualifying Liquidity Event, as defined in her stock option agreement, if certain performance targets are met relating to the value of KHI’s common stock.  Any stock options that are not vested upon the occurrence of a Qualifying Liquidity Event and become vested thereafter will become exercisable once they vest.  Additionally, this stock option agreement provides that KHI can repurchase all shares purchased through exercise of stock options upon termination of employment at fair market value.  In accordance with accounting for stock-based compensation, this form of the call provision does not preclude the Company from recording compensation expense during the vesting period.  Compensation expense is not recorded for three quarters of the option shares since they are not considered vested from an accounting standpoint until the occurrence of a Qualifying Liquidity Event.

The Company recorded compensation expense of $633,000 and total recognized tax benefit of $246,000 during the year ended December 31, 2009 for vested stock options.  There is no compensation expense or related tax benefit recorded during the year ended December 31, 2008 and for the period from June 15, 2007 to December 31, 2007. The Company did not capitalize any stock-based compensation costs during any periods presented.  As of December 31, 2009, there is $4,624,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 4.8 years.

In addition to the stock options granted under the stock option agreement described above, KHI will make the new chief executive officer a one-time grant of an additional 550,000 stock options with an exercise price equal to the fair market value of a share of common stock on the grant date if and when the fair market value of a share of KHI common stock is $10.00 or more.  The additional 550,000 shares will vest, and compensation expense will be recorded, equally over a five-year period once a grant date is established.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Stock-Based and Deferred Compensation Plans (continued)

Successor Restricted Stock

The following table presents a summary of the Company’s KHI restricted stock activity for the year ended December 31, 2009 (in thousands, except average fair value):

	NUMBER OF KHI RESTRICTED SHARE AWARDS	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
KHI restricted stock outstanding at December 31, 2008	3,766	$10.00
Vested	(2,991)	10.00
KHI restricted stock outstanding at December 31, 2009	775	$10.00

In 2009 and 2008, 2,990,782 and 941,512 shares of KHI restricted stock, respectively, issued to four of the Company’s executive officers and other members of management vested either pursuant to the terms of the applicable restricted stock agreements or pursuant to amendments to restricted stock agreements referred to below. The shares of restricted stock that vested were originally “rolled over” from OSI Restaurant Partners, Inc. in conjunction with the Merger or issued under a separate agreement and were not issued under the KHI Equity Plan.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate $3,347,000 and $2,067,000 to these individuals in 2009 and 2008, respectively, for their personal income tax and associated interest obligations that resulted from vesting.  The loans are full recourse and are also collateralized by the vested shares of KHI restricted stock.

During the second quarter of 2009, the restricted stock agreements between KHI and certain of the Company’s named executive officers were amended.  These amendments accelerated the vesting of these officers’ shares of KHI restricted stock such that they were fully vested on June 14, 2009.  Of the total compensation expense recorded for the vesting of KHI restricted stock during the year ended December 31, 2009, $10,289,000 (2,036,925 shares) related to the accelerated vesting of the restricted stock held by these officers.

Compensation expense recognized in net (loss) income for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007 was $14,582,000, $7,017,000 and $3,834,000, respectively, for KHI restricted stock awards.  The total tax benefit recognized related to the compensation expense recorded for KHI restricted stock awards was $5,672,000, $2,758,000 and $1,599,000 for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007, respectively.  The total vesting date fair value of KHI restricted stock that vested during the years ended December 31, 2009 and 2008 was $8,853,000 and $5,414,000, respectively.  No KHI restricted stock vested during the period from June 15 to December 31, 2007.  Unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards was approximately $4,506,000 at December 31, 2009 and will be recognized over a weighted-average period of 2.5 years.

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

The total intrinsic value of options exercised during the period from January 1 to June 14, 2007 was approximately $8,238,000.  The excess cash tax benefit classified as a financing cash inflow for the period from January 1 to June 14, 2007 was approximately $1,541,000.

Tax benefits resulting from the exercise of non-qualified stock options reduced taxes currently payable by approximately $3,052,000 for the period from January 1 to June 14, 2007. The tax benefits were credited to additional paid-in capital.

The Company did not grant any stock options during the period from January 1 to June 14, 2007.

Predecessor Restricted Stock and Partner Shares

The Company had 1,509,000 shares of restricted stock and Partner Share awards outstanding with a weighted-average grant date fair value per award of $39.59 at June 14, 2007.

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

Total stock-based compensation expense, including stock options, grants of other equity awards and employee partner stock buyout expense, was approximately $33,981,000  with an associated tax benefit of approximately $12,061,000 for the period from January 1 to June 14, 2007.  The Company did not capitalize any stock-based compensation costs during January 1 to June 14, 2007.

Other Benefit Plans

The Company has a qualified defined contribution 401(k) plan (the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, or “the 401(k) plan”) covering substantially all full-time employees, except officers and certain highly compensated employees. Assets of this plan are held in trust for the sole benefit of the employees. The Company contributed $2,000,000, $2,000,000, $904,000 and $1,096,000 to the 401(k) plan for the plan years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.

Effective October 1, 2007, the Company implemented a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the 401(k) plan.  The deferred compensation plan allows these employees to contribute up to 90% of their income on a pre-tax basis to an investment account consisting of 21 different investment fund options. The Company does not currently intend to provide any matching or profit-sharing contributions, and participants will always be fully vested in their deferrals and their related returns.  Participants will be considered unsecured general creditors in the event of Company bankruptcy or insolvency.

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

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price) and is a market-based measurement, not an entity-specific measurement. To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.  Measurement of fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, the Company reflects the impact of its own credit risk on its liabilities, as well as any collateral. The Company also considers the credit standing of its counterparties in measuring the fair value of its assets.

As a basis for considering market participant assumptions in fair value measurements, a three-tier fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•	Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

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

Fair Value Measurements on a Recurring Basis

The Company invested $1,309,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at December 31, 2009 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Fair Value Measurements (continued)

Fair Value Measurements on a Recurring Basis (continued)

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its senior secured credit facilities.  The valuation of the Company’s interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the Company’s money market funds and derivative financial instruments measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	DECEMBER 31,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$1,309	$1,309	$-	$-
Derivative financial instruments	$21	$-	$21	$-
Liabilities:
Derivative financial instruments	$18,458	$-	$18,458	$-

A credit valuation adjustment of $690,000 decreased the liability recorded for the interest rate collar as of December 31, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	YEAR ENDED
	DECEMBER 31,				TOTAL
	2009	LEVEL 1	LEVEL 2	LEVEL 3	LOSSES

Long-lived assets held and used	$5,824	$-	$-	$5,824	$85,154
Investments in and advances to unconsolidated affiliates	-	-	-	-	2,876
Goodwill (1)	368,628	-	-	368,628	11,078
Indefinite-lived intangible assets (1)	362,000	-	-	362,000	36,000
__________________
(1)	Amounts as of June 30, 2009 from the Company’s annual second quarter impairment test.

The Company recorded $85,154,000 of impairment charges as a result of fair value measurements on a nonrecurring basis of its long-lived assets held and used during the year ended December 31, 2009.  At the time of such impairment, the impaired long-lived assets had $5,824,000 of remaining fair value.  Due to the impending third quarter sale of its Cheeseburger in Paradise concept (see Note 20), the Company recorded a $45,962,000 impairment charge (included in the total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value (see Note 8).  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the table above.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

As a result of the Company’s annual impairment test in the second quarter, the Company recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the year ended December 31, 2009.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents the range of assumptions the Company used to derive its fair value estimates among its reporting units during the impairment test conducted in the second quarter of 2009:

ASSUMPTIONS
	GOODWILL	TRADE NAMES
Weighted-average cost of capital	12.5% - 15.0%	13.0% - 14.0%
Long-term growth rates	3.0%	3.0%
Annual revenue growth rates	(6.9)% - 12.0%	(3.9)% - 5.0%

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 12).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not enter into financial instruments for trading or speculative purposes.

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

The Company's restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company utilizes derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.

The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company's restaurants.   The Company enters into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.  The effects of this derivative instrument were immaterial to the Company’s financial statements for all periods presented and have been excluded from the tables within this footnote.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Japan, Hong Kong and Brazil and to its royalties from international franchisees.  The Company does not use financial instruments to hedge foreign currency exchange rate changes.  In January 2010, the Company announced its intent to sell its subsidiaries in Korea, Japan and Hong Kong and certain other rights specified in the amendment (the “Asian Business”). The Company may also seek to sell development rights in other parts of Asia.  The Company is pursuing a sale of its Asian Business due to attractive market conditions and because its investment priorities do not allow it to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, the Company will use 75% of the proceeds to repay indebtedness as required under its credit agreement and the remainder to invest more aggressively in its core domestic concepts.  A sale of the Company’s Asian Business would substantially decrease its exposure to foreign currency exchange fluctuations.

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2009, the Company purchased approximately 90% of its beef raw materials from two beef suppliers who represented approximately 32% of the total beef marketplace in the United States.   In 2010, the Company will contract approximately 90% of its beef raw materials from four beef suppliers.  These four beef suppliers represent approximately 76% of the total beef marketplace in the United States.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Derivative Instruments and Hedging Activities (continued)

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

In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its senior secured credit facilities.   The collar consists of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of the Company’s term loan.

As of December 31, 2009, the Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company records mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The Company’s objective in using natural gas derivatives is to mitigate some of its overall exposure to material increases in natural gas prices.  As of December 31, 2009, the Company had a notional volume of 320,000 MMBtus in unrealized natural gas swaps.  These natural gas derivatives were a non-designated hedge, and the Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.

The following tables present the fair value of the Company’s derivative financial instruments and their classification in its Consolidated Balance Sheets as of December 31, 2009 and 2008 (in thousands):

	FAIR VALUES OF DERIVATIVE INSTRUMENTS
	ASSET DERIVATIVES				LIABILITY DERIVATIVES
	DECEMBER 31,				DECEMBER 31,
	2009		2008		2009		2008
	BALANCE		BALANCE		BALANCE		BALANCE
	SHEET	FAIR	SHEET	FAIR	SHEET	FAIR	SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated
as hedging instruments
Interest rate	Other current		Other current		Accrued and other		Accrued and other
collar	assets	$-	assets	$-	current liabilities	$18,458	current liabilities	$24,285
Natural gas	Other current		Other current		Accrued and other		Accrued and other
swaps	assets	21	assets	-	current liabilities	-	current liabilities	1,172
Total derivatives not designated
as hedging instruments		$21		$-		$18,458		$25,457

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Interest Rate Risk and Commodity Price Risk (continued)

The following table presents the location and effects of the Company’s derivative financial instruments on its Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (in thousands):

	LOCATION OF	AMOUNT OF LOSS RECOGNIZED
DERIVATIVES NOT	LOSS	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	YEARS ENDED
HEDGING	INCOME ON	DECEMBER 31,
INSTRUMENTS	DERIVATIVE	2009	2008
Interest rate collar	Interest expense	$(15,568)	$(20,210)
Natural gas swaps	Other restaurant operating	(733)	(1,800)
Total		$(16,301)	$(22,010)

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contains a provision in which the Company could be declared in default on its derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2009 and 2008, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $19,225,000 and $28,857,000, respectively.  As of December 31, 2009 and 2008, the Company was not required to post and did not post any collateral related to this agreement. If the Company breached the agreement’s provision at December 31, 2009, it would be required to settle its obligation under the agreement at its termination value of $19,225,000.

7.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Prepaid expenses	$16,448	$14,664
Accounts receivable, net	24,927	25,296
Accounts receivable - franchisees, net	5,312	4,476
Insurance receivable	19,000	-
Other current assets	29,807	17,387
	$95,494	$61,823

The $19,000,000 insurance receivable at December 31, 2009 relates to a reclassification to current from long-term as a result of a 2010 settlement of a class action lawsuit (see Note 19).  This amount is also included in Accrued and other current liabilities.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Property, Fixtures and Equipment, Net

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Land	$11,965	$11,957
Buildings and building improvements	386,280	427,348
Furniture and fixtures	200,978	192,331
Equipment	308,030	296,736
Leasehold improvements	381,362	383,313
Construction in progress	4,086	19,036
Less: accumulated depreciation	(403,963)	(257,222)
	$888,738	$1,073,499

The Company expensed repair and maintenance costs of approximately $93,811,000, $97,626,000, $45,413,000 and $53,225,000  for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.  Depreciation expense for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007 was $156,848,000, $179,016,000, $74,467,000 and $98,443,000, respectively.

As a result of the impending third quarter sale of its Cheeseburger in Paradise concept (see Note 20), the Company recorded a $45,962,000 impairment charge during the second quarter of 2009 in order to reduce the carrying value of this concept’s assets to their estimated fair market value.  This impairment included $39,169,000 of charges to property, fixtures and equipment, $5,861,000 of charges to intangible assets and $932,000 of charges to other assets.

During the year ended December 31, 2009, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense (including the Cheeseburger in Paradise fixed asset impairment charges described above) of $90,301,000, and during the year ended December 31, 2008, recorded property, fixtures and equipment impairment charges and restaurant closing expense of $65,767,000 for certain of the Company’s restaurants and $243,000 of other impairment charges in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statements of Operations (see Note 5).  For the period from January 1 to June 14, 2007, the Company recorded a provision for impaired assets and restaurant closings of $8,530,000 which included $7,525,000 of impairment charges for certain of the Company’s restaurants and an impairment charge of $1,005,000 related to one of the Company’s corporate aircraft.  For the period from June 15 to December 31, 2007, the Company recorded a provision for impaired assets and restaurant closings of $21,766,000 which included the following: $18,048,000 of impairment charges for certain of the Company’s restaurants, $3,145,000 of impairment charges for the Company’s investment in Kentucky Speedway and $573,000 of other impairment charges.

The fixed asset impairment charges described above primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Goodwill and Intangible Assets, Net

The change in goodwill for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	SUCCESSSOR
	2009	2008
Balance as of January 1:
Goodwill	$1,060,267	$1,060,267
Accumulated purchase accounting adjustments	3,604	262
Accumulated impairment losses	(604,071)	-
	459,800	1,060,529
Impairment losses	(11,078)	(604,071)
Purchase accounting adjustments	-	3,342
Balance as of December 31:
Goodwill	1,060,267	1,060,267
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(615,149)	(604,071)
	$448,722	$459,800

During the second quarter of 2009, the Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  The Company’s review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values (see Note 5).  The Company also used the discounted cash flow method to determine the fair value of its intangible assets.  Due to poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company recorded an aggregate goodwill impairment loss of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts and impairment charges of $36,000,000 for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names during the year ended December 31, 2009. The Company also recorded impairment charges of $7,741,000 for other intangible assets for the year ended December 31, 2009.

During the second quarter of 2008, the Company performed its annual assessment for impairment of goodwill and other intangible assets.  The Company’s review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  The Company also used the discounted cash flow method to determine the fair value of its intangible assets.  It recorded an aggregate goodwill impairment charge of $161,589,000 for the international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  The Company also recorded impairment charges of $3,037,000 for the Carrabba’s Italian Grill trade name and $3,462,000 for the Blue Coral Seafood and Spirits trademark.

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

The accumulated purchase accounting adjustments to goodwill of $3,604,000 were the result of adjustments to appraised fair values of acquired tangible assets.

The goodwill impairment charges are included in the line item “Goodwill impairment” and the intangible asset impairment charges are included in the line item “Provision for impaired assets and restaurant closings” in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.  The Company did not have any goodwill or intangible asset impairment charges in 2007.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Goodwill and Intangible Assets, Net (continued)

At December 31, 2009, remaining goodwill by reporting unit is as follows (in thousands):

SUCCESSOR
DECEMBER 31, 2009
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED
	AVERAGE	SUCCESSOR
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2009	2008
Trade names (gross)	Indefinite	$419,000	$455,000
Trademarks (gross)	19	88,095	93,059
Less: accumulated amortization		(10,892)	(6,690)
Net trademarks		77,203	86,369
Favorable leases (gross, lives ranging from 0.3 to 27 years)	16	105,557	111,524
Less: accumulated amortization		(23,454)	(17,627)
Net favorable leases		82,103	93,897
Franchise agreements (gross)	11	17,385	17,385
Less: accumulated amortization		(3,398)	(2,220)
Net franchise agreements		13,987	15,165
Intangible assets, less total accumulated amortization of $37,744 and
$26,537 at December 31, 2009 and 2008, respectively	17	$592,293	$650,431

Definite-lived intangible assets are amortized on a straight-line basis.  The aggregate expense related to the amortization of the Company’s trademarks, favorable leases and franchise agreements was $14,575,000, $16,525,000, $269,000 and $9,518,000 for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.  Annual expense related to the amortization of intangible assets is anticipated to be approximately $14,449,000 in 2010, $13,869,000 in 2011, $13,309,000 in 2012, $12,678,000 in 2013 and $12,016,000 in 2014.

10.           Other Assets, Net

Other assets, net, consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Company-owned life insurance	$46,123	$59,086
Deferred financing fees, net of accumulated amortization of $25,542 and
$16,882 at December 31, 2009 and 2008, respectively	30,149	44,771
Liquor licenses	26,507	27,561
Other assets	45,267	63,055
	$148,046	$194,473

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           Other Assets, Net (continued)

In 1996, the Company entered into key man life insurance policies for three of the Company’s founders.  On September 5, 2008, the Company surrendered the key-man insurance policies for approximately $5,900,000, the cash value at that date.

During 1999 through 2001, the Company entered into collateral assignment split dollar arrangements with certain of its officers on life insurance policies owned by individual trusts for each officer.  The primary purpose of these split dollar policies was to provide liquidity in the officers’ estates to pay estate taxes minimizing the need for the estate to liquidate its holdings of the Company’s stock.   The Company would have recovered the cumulative premiums it paid either through policy withdrawals or from life insurance benefits in the event of death with the remaining payments made to the officers’ respective trusts.  Premiums were paid only through 2001 and resumed in 2005 after these collateral assignment arrangements were converted to endorsement split dollar arrangements.  The Company is now the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the executive officers.  The amount of the Company’s collateral interest in the cash value of the policies has historically been included in Other Assets.

In March 2006, the Company acquired endorsement split dollar insurance policies with a $5 million death benefit for certain additional executive officers.  The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the executive officer.  The Company may not terminate the agreement regardless of continued employment except that the Company may terminate one executive officer’s agreement prior to his completion of seven years of employment with the Company commencing January 1, 2006.

In 2007, one of the original policies was surrendered in accordance with terms negotiated by one of the officers upon his retirement from the Company.  In 2009, the Company withdrew the $4,049,000 cash value from the remaining seven policies but maintained these policies under the same terms and conditions as described above.

11.           Accrued and Other Current Liabilities

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Accrued payroll and other compensation	$101,849	$66,057
Accrued insurance	36,057	19,480
Other accrued and other current liabilities	80,654	99,468
	$218,560	$185,005

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Senior secured term loan facility, interest rates of 2.56% and 2.81%
at December 31, 2009 and 2008, respectively	$1,171,900	$1,185,000
Senior secured working capital revolving credit facility, interest rates of 2.56%
and 2.81% at December 31, 2009 and 2008, respectively	50,000	50,000
Senior secured pre-funded revolving credit facility, interest rates of 2.56%
and 2.81% at December 31, 2009 and 2008, respectively	23,000	12,000
Senior notes, interest rate of 10.00% at December 31, 2009 and 2008	248,075	488,220
Other notes payable, uncollateralized, interest rates ranging from 1.21% to 8.25%
and from 2.28% to 8.25% at December 31, 2009 and 2008, respectively	5,752	11,987
Sale-leaseback obligations	4,925	4,925
Guaranteed debt	24,500	33,283
	1,528,152	1,785,415
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(134,333)	(30,953)
Less: guaranteed debt	(24,500)	(33,283)
Long-term debt of OSI Restaurant Partners, LLC	$1,369,319	$1,721,179

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at December 31, 2009 and 2008).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.26% to 0.46% and from 0.44% to 1.75% at December 31, 2009 and 2008, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at December 31, 2009 and 2008).

The Company will be required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;
•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $50,000,000 for the fiscal year ended December 31, 2007 or $75,000,000 for each subsequent fiscal year, if its rent-adjusted leverage ratio exceeds a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and
•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-term Debt (continued)

Additionally, the Company will, on an annual basis, be required to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2010, the Company will repay a portion of its pre-funded revolving credit facility outstanding loan balance.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,171,900,000 and $1,185,000,000 at December 31, 2009 and 2008, respectively.  The Company has classified $75,000,000 of its term loans as current at December 31, 2009 due to its prepayment requirements and quarterly payments.  In April 2010, the Company will make the remainder of its $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.  It made the remainder of its $75,000,000 prepayment for 2008 during the fourth quarter of 2008.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At December 31, 2009 and 2008, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings at December 31, 2009 and 2008, $71,632,000 and $63,300,000, respectively, of the credit facility was not available for borrowing as: (i) $37,540,000 of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (iii) $6,000,000 of the credit facility at December 31, 2009 was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $3,592,000 and $1,260,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  As of December 31, 2009, the Company’s total outstanding letters of credit were $3,368,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility. Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of December 31, 2009 and 2008, the Company had borrowed $23,000,000 and $12,000,000, respectively, from its pre-funded revolving credit facility.  The Company recorded $5,928,000 and $12,000,000 in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, and included $17,072,000 in “Long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2009, as the Company is required to repay any outstanding loans in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-term Debt (continued)

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, the Company’s MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The Company’s senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2009 and 2008, the Company was in compliance with its debt covenants.

The Company’s capital expenditures are limited by the credit agreement.  The annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  The Company’s annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flows” are insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, its capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.

The obligations under the Company’s senior secured credit facilities are guaranteed by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent.  Subject to the conditions described below, the obligations are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Guarantors and OSI HoldCo, in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of substantially all of the Company’s domestic wholly-owned subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries that are directly owned by the Company, OSI HoldCo, or a Guarantor.  Also, the Company is required to provide additional guarantees of the senior secured credit facilities in the future from other domestic wholly-owned restricted subsidiaries if the Consolidated EBITDA attributable to the Company’s non-guarantor domestic wholly-owned restricted subsidiaries as a group exceeds 10% of the Company’s Consolidated EBITDA as determined on a Company-wide basis.  If this occurs, guarantees would be required from additional domestic wholly-owned restricted subsidiaries in such number that would be sufficient to lower the aggregate Consolidated EBITDA of the non-guarantor domestic wholly-owned restricted subsidiaries as a group to an amount not in excess of 10% of the Company-wide Consolidated EBITDA.

Subsequent to the end of 2009, the Company’s credit agreement was amended (see Note 23).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-term Debt (continued)

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

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility (see Note 17).   The senior notes are general, unsecured senior obligations of the Company, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The senior notes are effectively subordinated to all of the Company’s, Co-Issuer’s and the Guarantors’ secured indebtedness, including the senior secured credit facility, to the extent of the value of the assets securing such indebtedness.  The senior notes are senior in right of payment to all of the Company’s, Co-Issuer’s and the Guarantors’ existing and future subordinated indebtedness.

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

12.           Long-term Debt (continued)

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

Between November 18, 2008 and November 21, 2008, the Company purchased on the open market and extinguished $61,780,000 in aggregate principal amount of its senior notes for $11,711,000 and $2,729,000 of accrued interest.  The Company recorded a gain from the extinguishment of its debt of $48,409,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the year ended December 31, 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

On February 18, 2009, the Company commenced a cash tender offer to purchase the maximum aggregate principal amount of its senior notes that it could purchase for $73,000,000, excluding accrued interest.  The tender offer expired on March 20, 2009, and the Company purchased $240,145,000 in principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  The Company recorded a gain from the extinguishment of its debt of $158,061,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the year ended December 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 of fees related to the tender offer.  The principal balance of senior notes outstanding at December 31, 2009 and 2008 was $248,075,000 and $488,220,000, respectively.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 336 restaurant properties that are sub-leased to the Company.

In June 2009, the Company renewed a one-year line of credit with a reduced maximum borrowing amount of 10,000,000,000 Korean won, or $8,565,000 at December 31, 2009 (12,000,000,000 Korean won, or $9,543,000 at December 31, 2008).  The line bears interest at 2.75% and 1.50% over the Korean Stock Exchange three-month certificate of deposit rate (5.54% and 6.94% at December 31, 2009 and 2008, respectively).  The line matures June 14, 2010.  There were no draws outstanding on this line of credit as of December 31, 2009 and 2008.

In June 2009, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won ($4,282,000 and $3,976,000 at December 31, 2009 and 2008, respectively).  The line bears interest at 2.51% and 1.15% over the Korean Stock Exchange three-month certificate of deposit rate (5.30% and 6.59% at December 31, 2009 and 2008, respectively) and matures June 14, 2010.  There were no draws outstanding on this line of credit as of December 31, 2009 and 2008.

As of December 31, 2009 and 2008, the Company had approximately $5,752,000 and $11,987,000, respectively, of notes payable at interest rates ranging from 1.21% to 8.25% and from 2.28% to 8.25%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-term Debt (continued)

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

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  On September 11, 2009, T-Bird’s suit against the Company was dismissed.  T-Bird and its affiliates have appealed that dismissal (see Note 19).

As a result of these lawsuits, the Company made certain assumptions and estimates in its consolidation of T-Bird at and for the year ended December 31, 2009, as T-Bird did not provide the Company with complete financial statements throughout 2009.  The Company is not aware of any events or transactions for T-Bird that are not reflected in the Company’s consolidated financial statements at and for the year ended December 31, 2009 that would materially affect these consolidated financial statements.  Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company will no longer consolidate T-Bird (see Note 18).

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2009 and 2008, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2009 and 2008, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Long-term Debt (continued)

DEBT GUARANTEES (continued)

If an event of default occurs and RY-8 is unable to pay the outstanding balance owed, the Company would, as one of the two guarantors, be liable for this balance. However, in conjunction with the credit agreement, RY-8 and RHI have entered into an Indemnity Agreement and a Pledge of Interest and Security Agreement in the Company’s favor. These agreements provide that if the Company is required to perform under its obligation as guarantor pursuant to the credit agreement, then RY-8 and RHI will indemnify it against all losses, claims, damages or liabilities which arise out of or are based upon its guarantee of the credit agreement. RY-8’s and RHI’s obligations under these agreements are collateralized by a first priority lien upon and a continuing security interest in any and all of RY-8’s interests in the joint venture.

During the three months ended March 31, 2009, the Company recorded a loss related to this guarantee of $24,500,000 in its Consolidated Statement of Operations based on its determination that its performance under a long-term contingent obligation was probable.  As a result of the amendment of the line of credit and extension of the Company’s guarantee obligation, the Company reconsidered its relationship with RY-8 during the second quarter of 2009.  The Company determined that RY-8 is a variable interest entity for which the Company is the primary beneficiary (see Note 21).  Therefore, the Company began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt.  No other assets or liabilities have been recorded as a result of consolidating RY-8.

The aggregate mandatory principal payments of debt outstanding at December 31, 2009, for the next five years, are summarized as follows: 2010 - $134,333,000; 2011 - $76,547,000; 2012 - $75,449,000; 2013 - $116,823,000; 2014 - $872,000,000; and thereafter - $253,000,000.

The following table includes the maturity of the Company’s debt and debt guarantees (in thousands):

		PAYABLE	PAYABLE	PAYABLE
	TOTAL	DURING 2010	DURING 2011-2014	AFTER 2014
Debt	$1,503,652	$134,333	$1,116,319	$253,000

Debt guarantees:
Maximum availability of debt guarantees	$25,900	$-	$24,500	$1,400
Amount outstanding under debt guarantees	25,900	-	24,500	1,400
Carrying amount of liabilities	24,500	-	24,500	-

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Accrued insurance liability	$41,577	$63,492
Unfavorable leases, net of accumulated amortization of $12,088 and
$7,548 at December 31, 2009 and 2008, respectively	75,592	82,133
Other liabilities	111,326	105,257
	$228,495	$250,882

Other long-term liabilities as of December 31, 2009 and 2008 included $56,049,000 and $40,852,000, respectively, for the Company’s PEP obligation, $22,356,000 and $23,495,000, respectively, for the Company’s Supplemental PEP obligation, $376,000 and $5,583,000, respectively, for its Restricted Stock Contributions obligation and $5,679,000 and $4,587,000, respectively, for deferred cash payments of Partner Shares.

14.           Comprehensive (Loss) Income and Foreign Currency Translation and Transactions

Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments.  Total comprehensive (loss) income for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007 was ($46,367,000),  ($765,107,000), $18,192,000 and ($41,384,000), respectively, which included the effect of gains and (losses) from translation adjustments of approximately $8,039,000, ($22,657,000), ($954,000) and ($2,200,000), respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2009 and 2008.

Foreign currency transaction gains and losses are recorded in “Other expense, net” in the Company’s Consolidated Statements of Operations and was a net loss of $198,000 and $11,122,000 for the years ended December 31, 2009 and 2008, respectively.

15.           Unitholder’s/Stockholders’ (Deficit) Equity

Since the Merger, OSI HoldCo (the Company’s direct owner and a wholly-owned subsidiary of the Company’s Ultimate Parent) is the only owner of record of the Company’s 100 common units, no par value.

During the period from January 1 to June 14, 2007, the Company reissued approximately 549,000 shares of treasury stock that had a cost of approximately $26,390,000 for exercises of stock options and grants of restricted stock.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Income Taxes

The following table presents the domestic and foreign components of (loss) income before provision (benefit) for income taxes (in thousands):

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
	YEAR	YEAR	FROM	FROM
	ENDED	ENDED	JUNE 15 to	JANUARY 1 to
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Domestic	$(65,269)	$(851,422)	$(101,008)	$7,171
Foreign	12,897	3,667	14,681	10,319
	$(52,372)	$(847,755)	$(86,327)	$17,490

Provision (benefit) for income taxes consisted of the following (in thousands):

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
	YEAR	YEAR	FROM	FROM
	ENDED	ENDED	JUNE 15 to	JANUARY 1 to
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Current provision (benefit):
Federal	$-	$-	$-	$19,665
State	6,986	(2,295)	(2,474)	6,881
Foreign	6,858	736	4,427	3,380
	13,844	(1,559)	1,953	29,926
Deferred benefit:
Federal	(6,559)	(98,153)	(45,427)	(27,603)
State	(4,024)	(5,575)	(3,354)	(3,116)
Foreign	(1,227)	(18)	(315)	(863)
	(11,810)	(103,746)	(49,096)	(31,582)
Provision (benefit) for income taxes	$2,034	$(105,305)	$(47,143)	$(1,656)

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	SUCCESSOR			PREDECESSOR
			PERIOD	PERIOD
	YEAR	YEAR	FROM	FROM
	ENDED	ENDED	JUNE 15 to	JANUARY 1 to
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	JUNE 14,
	2009	2008	2007	2007
Income taxes at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.0	4.3	6.7	3.9
Provision for goodwill impairment	(8.2)	(27.8)	-	-
Valuation allowance on deferred income tax assets	(62.3)	(0.2)	0.3	0.4
Employment related credits, net	32.6	2.0	12.2	(45.1)
Net officers life insurance expense	5.3	(0.7)	0.6	(1.7)
Unrealized tax benefits from stock-based compensation arrangements	(14.4)	-	-	-
Other, net	4.1	(0.2)	(0.2)	(2.0)
Total	(3.9)%	12.4%	54.6%	(9.5)%

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Income Taxes (continued)

The effective income tax rate for the year ended December 31, 2009 was (3.9%) compared to 12.4% for the year ended December 31, 2008.  The effective income tax rate for the year ended December 31, 2009 was significantly lower than the combined federal and state statutory rate of 38.9% due to an increase in deferred income tax asset valuation allowances, which was partially offset by the benefit of the tax credit for excess FICA tax on employee-reported tips being such a large percentage of pretax loss.  The net decrease of 16.3% in the effective income tax rate during the year ended December 31, 2009 from the rate in the year ended December 31, 2008 was primarily due to the increase in deferred tax asset valuation allowances in 2009. This decrease was partially offset by a $592,993,000 decrease in Goodwill impairment for the year ended December 31, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to Kangaroo Holdings, Inc.’s acquisition of OSI Restaurant Partners, Inc’s stock.

The effective income tax rate for the year ended December 31, 2008 was 12.4% compared to 54.6% and (9.5)% for the periods from June 15 to December 31, 2007 and from January 1 to June 14, 2007, respectively.  The decrease in the effective income tax rate for the year ended December 31, 2008 as compared to the period from June 15 to December 31, 2007 was due to the $604,071,000 goodwill impairment charge, which is not deductible for income tax purposes as the goodwill is related to KHI’s acquisition of the Company’s stock, and the FICA tax credit for employee-reported tips being such a large percentage of pretax loss in the prior period.  The increase in the effective income tax rate for the year ended December 31, 2008 as compared to the period from January 1 to June 14, 2007 is primarily due to a change from pretax income in the prior period to pretax loss in 2008.  Additionally, the non-deductible goodwill impairment charge partially offset the increase in the effective income tax rate.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	SUCCESSOR
	DECEMBER 31,
	2009	2008
Deferred income tax assets:
Deferred rent	$27,039	$19,207
Insurance reserves	21,444	24,161
Deferred compensation	69,901	59,890
Partner accrued buyout liability	7,307	9,611
Allowance for receivables	13,487	14,078
Net operating loss carryforward	61,963	16,600
Federal tax credit carryforward	75,354	46,043
Deferred loss on contingent debt guarantee	9,538	-
Other, net	29,057	35,249
Gross deferred income tax assets	315,090	224,839
Less: valuation allowance	(34,394)	(1,757)
Net income tax assets	280,696	223,082
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(219,854)	(208,794)
Less: intangibles basis differences	(163,646)	(178,638)
Less: deferred gain on extinguishment of debt	(56,633)	-
Net deferred income tax liability	$(159,437)	$(164,350)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Income Taxes (continued)

The changes in the valuation allowance account for the deferred income tax assets are as follows (in thousands):

PREDECESSOR
Balance at January 1, 2007	$4,149
Additions charged to costs and expenses	65
Balance at June 14, 2007	$4,214

SUCCESSOR
Balance at June 15, 2007	$275
Change in assessments about the realization
of deferred income tax assets	(275)
Balance at December 31, 2007	-
Change in assessments about the realization
of deferred income tax assets	1,757
Balance at December 31, 2008	1,757
Change in assessments about the realization
of deferred income tax assets	32,637
Balance at December 31, 2009	$34,394

U.S. GAAP requires a valuation allowance to reduce the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  After consideration of all of the evidence, the Company has determined that a valuation allowance of $34,394,000 and $1,757,000 is necessary at December 31, 2009 and 2008, respectively.

A provision (benefit) for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be recorded.

The Company has a federal net operating loss carryforward for tax purposes of approximately $166,778,000. This loss can be carried forward for 20 years from the tax year in which it is was generated and will expire in the years 2027 and 2029.  The Company has state net operating loss carryforwards of approximately $152,378,000.  These state net operating loss carryforward amounts will expire between 2012 and 2029.  The Company has foreign net operating loss carryforwards of approximately $1,612,000.  These foreign net operating loss carryforward amounts will expire in 2015.

The Company has general business tax credits of approximately $72,565,000. These credits can be carried forward for 20 years and will expire between 2027 and 2029.  The Company has foreign tax credits available to utilize against federal income taxes of approximately $7,679,000. These credits can be carried forward for 10 years and will expire in 2017 and 2019.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Income Taxes (continued)

As of December 31, 2009 and 2008, the Company had $14,411,000 and $16,537,000, respectively, of unrecognized tax benefits ($3,815,000 and $10,412,000, respectively, in “Other long-term liabilities,” $3,774,000 and $6,125,000, respectively, in “Accrued and other current liabilities” and $6,822,000 in “Deferred income tax liability” at December 31, 2009).  Of these amounts, $13,209,000 and $14,710,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

SUCCESSOR
Balance at January 1, 2008	$18,463
Increases for tax positions taken during a prior period	716
Decreases for tax positions taken during a prior period	(284)
Increases for tax positions taken during the current period	2,126
Settlements with taxing authorities	(230)
Lapses in the applicable statutes of limitations	(4,254)
Balance at December 31, 2008	$16,537
Increases for tax positions taken during a prior period	2,920
Increases for tax positions taken during the current period	2,536
Settlements with taxing authorities	(5,189)
Lapses in the applicable statutes of limitations	(2,393)
Balance at December 31, 2009	$14,411

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $4,500,000 to $5,500,000 within the next twelve months after December 31, 2009.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 1999 through 2008.

As of December 31, 2009 and 2008, the Company accrued $3,203,000 and $5,162,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its Benefit from income taxes and recognized related expense (benefit) of $1,291,000, $525,000, $703,000 and ($123,000) for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of guidance related to accounting for uncertainty in income taxes, and it has not changed since the adoption of this guidance.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, or each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (see Note 12). All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).  As a result of the sale of Cheeseburger in Paradise to PRG in September 2009, the Cheeseburger in Paradise subsidiaries are no longer considered Guarantors, as they are no longer 100% owned restricted subsidiaries.  Since the Company consolidates PRG after the sale transaction, these subsidiaries are considered Non-Guarantors.  The condensed consolidating financial statements below have been restated to include Cheeseburger in Paradise subsidiaries with the Non-Guarantors.  Additionally, these statements have been restated to reflect a shift in ownership of seven Guarantor restaurants from a Non-Guarantor parent to a Guarantor parent.  This change in ownership did not have a material effect on the statements.

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$105,906	$-	$124,560	$58,696	$-	$289,162
Current portion of restricted cash	718	-	3,271	-	-	3,989
Inventories	7,723	-	31,598	17,902	-	57,223
Deferred income tax assets	37,153	-	872	619	-	38,644
Other current assets	51,051	-	28,611	15,832	-	95,494
Total current assets	202,551	-	188,912	93,049	-	484,512
Property, fixtures and equipment, net	25,297	-	528,599	334,842	-	888,738
Investments in and advances to
unconsolidated affiliates, net	615	-	-	22,103	-	22,718
Investments in subsidiaries	-	-	2,936	-	(2,936)	-
Due from (to) subsidiaries	2,248,934	-	539,541	475,199	(3,263,674)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	435,517	156,776	-	592,293
Other assets, net	80,094	-	20,779	47,173	-	148,046
Total assets	$2,557,491	$-	$2,055,746	$1,238,402	$(3,266,610)	$2,585,029

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$6,969	$-	$61,590	$38,588	$-	$107,147
Accrued and other current
liabilities	88,037	-	84,296	46,227	-	218,560
Current portion of accrued
buyout liability	-	-	9,054	6,057	-	15,111
Unearned revenue	136	-	190,049	47,395	-	237,580
Current portion of long-term debt	130,933	-	2,089	1,311	-	134,333
Total current liabilities	226,075	-	347,078	139,578	-	712,731
Partner deposit and accrued
buyout liability	88	-	85,027	23,811	-	108,926
Deferred rent	853	-	43,678	25,270	-	69,801
Deferred income tax liability	68,612	-	135,763	(6,294)	-	198,081
Long-term debt	1,362,062	248,075	6,376	881	(248,075)	1,369,319
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	669,136	-	-	-	(669,136)	-
Due to (from) subsidiaries	241,260	-	1,476,681	1,545,734	(3,263,675)	-
Other long-term liabilities, net	135,201	-	61,969	31,325	-	228,495
Total liabilities	2,703,287	248,075	2,156,572	1,784,805	(4,180,886)	2,711,853
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	713,969	(248,075)	-	-	248,075	713,969
(Accumulated deficit)
retained earnings	(842,966)	-	(100,826)	(548,576)	649,402	(842,966)
Accumulated other comprehensive
(loss) income	(16,799)	-	-	(16,799)	16,799	(16,799)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(145,796)	(248,075)	(100,826)	(565,375)	914,276	(145,796)
Noncontrolling interest	-	-	-	18,972	-	18,972
Total (deficit) equity	(145,796)	(248,075)	(100,826)	(546,403)	914,276	(126,824)
	$2,557,491	$-	$2,055,746	$1,238,402	$(3,266,610)	$2,585,029

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

 (CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$11,119	$-	$112,015	$61,618	$-	$184,752
Accrued and other current
liabilities	69,947	-	80,710	34,348	-	185,005
Current portion of accrued
buyout liability	-	-	12,858	4,370	-	17,228
Unearned revenue	192	-	170,462	42,023	-	212,677
Current portion of long-term debt	25,106	-	4,008	1,839	-	30,953
Current portion of guaranteed debt	-	-	-	33,283	-	33,283
Total current liabilities	106,364	-	380,053	177,481	-	663,898
Partner deposit and accrued
buyout liability	221	-	77,835	29,087	-	107,143
Deferred rent	841	-	30,348	19,667	-	50,856
Deferred income tax liability	58,293	-	147,421	(5,730)	-	199,984
Long-term debt	1,710,140	488,220	9,405	1,634	(488,220)	1,721,179
Accumulated losses in subsidiaries
in excess of investment	659,249	-	-	-	(659,249)	-
Due to (from) subsidiaries	228,496	-	994,981	1,110,349	(2,333,826)	-
Other long-term liabilities, net	151,049	-	66,589	33,244	-	250,882
Total liabilities	2,914,653	488,220	1,706,632	1,365,732	(3,481,295)	2,993,942
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	651,043	(488,220)	-	-	488,220	651,043
(Accumulated deficit)
retained earnings	(788,940)	-	(136,860)	(496,126)	632,986	(788,940)
Accumulated other comprehensive
(loss) income	(24,857)	-	-	(24,857)	24,857	(24,857)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(162,754)	(488,220)	(136,860)	(520,983)	1,146,063	(162,754)
Noncontrolling interest	-	-	-	26,707	-	26,707
Total (deficit) equity	(162,754)	(488,220)	(136,860)	(494,276)	1,146,063	(136,047)
	$2,751,899	$-	$1,569,772	$871,456	$(2,335,232)	$2,857,895

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	TWELVE MONTHS ENDED DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,523,738	$1,050,023	$-	$3,573,761
Other revenues	1,189	-	15,352	11,525	-	28,066
Total revenues	1,189	-	2,539,090	1,061,548	-	3,601,827
Costs and expenses
Cost of sales	-	-	852,828	331,473	-	1,184,301
Labor and other related	10,282	-	713,508	300,200	-	1,023,990
Other restaurant operating	1,028	-	658,091	267,224	-	926,343
Depreciation and amortization	953	-	103,504	58,274	-	162,731
General and administrative	60,291	-	119,919	69,887	-	250,097
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	44	-	61,059	77,109	-	138,212
Loss (income) from operations
of unconsolidated affiliates	608	-	-	(2,804)	-	(2,196)
Total costs and expenses	97,706	-	2,510,055	1,111,295	-	3,719,056
(Loss) income from operations	(96,517)	-	29,035	(49,747)	-	(117,229)
Equity in (losses) earnings of subsidiaries	(17,946)	-	1,531	-	16,415	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other (expense) income, net	(6)	-	-	(192)	-	(198)
Interest income	4,494	-	1,241	2,632	(7,864)	503
Interest expense	(92,172)	-	(6,162)	(3,039)	7,864	(93,509)
(Loss) income before (benefit)
provision for income taxes	(44,086)	-	25,645	(50,346)	16,415	(52,372)
(Benefit) provision for income taxes	9,940	-	(10,391)	2,485	-	2,034
Net (loss) income	(54,026)	-	36,036	(52,831)	16,415	(54,406)
Less: net loss attributable to
noncontrolling interest	-	-	-	(380)	-	(380)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(54,026)	$-	$36,036	$(52,451)	$16,415	$(54,026)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	TWELVE MONTHS ENDED DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,765,102	$1,174,334	$-	$3,939,436
Other revenues	-	-	12,451	10,970	-	23,421
Total revenues	-	-	2,777,553	1,185,304	-	3,962,857
Costs and expenses
Cost of sales	(133)	-	1,001,246	388,279	-	1,389,392
Labor and other related	(11,158)	-	767,727	338,488	-	1,095,057
Other restaurant operating	-	-	704,177	308,547	-	1,012,724
Depreciation and amortization	2,783	-	113,481	69,522	-	185,786
General and administrative	63,957	-	116,951	82,296	-	263,204
Goodwill impairment	-	-	220,046	384,025	-	604,071
Provision for impaired assets
and restaurant closings	704	-	46,285	65,441	-	112,430
Allowance for notes receivable for
consolidated affiliate	-	-	-	33,150	-	33,150
Loss (income) from operations
of unconsolidated affiliates	1,062	-	-	(3,405)	-	(2,343)
Total costs and expenses	57,215	-	2,969,913	1,666,343	-	4,693,471
(Loss) income from operations	(57,215)	-	(192,360)	(481,039)	-	(730,614)
Equity in (losses) earnings of subsidiaries	(676,803)	-	522	-	676,281	-
Gain on extinguishment of debt	48,409	-	-	-	-	48,409
Other expense, net	-	-	-	(11,122)	-	(11,122)
Interest income	7,608	-	1,406	5,147	(9,452)	4,709
Interest expense	(156,339)	-	(7,919)	(4,331)	9,452	(159,137)
(Loss) income before (benefit)
provision for income taxes	(834,340)	-	(198,351)	(491,345)	676,281	(847,755)
(Benefit) provision for income taxes	(94,931)	-	(11,092)	718	-	(105,305)
Net (loss) income	(739,409)	-	(187,259)	(492,063)	676,281	(742,450)
Less: net loss attributable to
noncontrolling interest	-	-	-	(3,041)	-	(3,041)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(739,409)	$-	$(187,259)	$(489,022)	$676,281	$(739,409)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,560,692	$667,234	$-	$2,227,926
Other revenues	-	-	8,249	3,849		12,098
Total revenues	-	-	1,568,941	671,083	-	2,240,024
Costs and expenses
Cost of sales	-	-	570,467	220,125	-	790,592
Labor and other related	1,852	-	431,950	189,357	-	623,159
Other restaurant operating	-	-	382,456	175,003		557,459
Depreciation and amortization	1,453	-	61,700	39,110	-	102,263
General and administrative	35,813	-	62,211	40,352	-	138,376
Provision for impaired assets
and restaurant closings	3,145	-	6,379	12,242	-	21,766
Loss (income) from operations
of unconsolidated affiliates	1,400	-	118	(2,779)	-	(1,261)
Total costs and expenses	43,663	-	1,515,281	673,410	-	2,232,354
(Loss) income from operations	(43,663)	-	53,660	(2,327)	-	7,670
Equity in earnings (losses) of subsidiaries	42,412	-	883	-	(43,295)	-
Gain on extinguishment of debt	-	-	-	-	-	-
Other income (expense), net	-	-	347	(347)	-	-
Interest income	6,442	-	966	3,690	(6,373)	4,725
Interest expense	(97,308)	-	(4,647)	(3,140)	6,373	(98,722)
(Loss) income before (benefit)
provision for income taxes	(92,117)	-	51,209	(2,124)	(43,295)	(86,327)
(Benefit) provision for income taxes	(52,062)	-	807	4,112	-	(47,143)
Net (loss) income	(40,055)	-	50,402	(6,236)	(43,295)	(39,184)
Less: net income attributable to
noncontrolling interest	-	-	-	871	-	871
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(40,055)	$-	$50,402	$(7,107)	$(43,295)	$(40,055)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)
	PERIOD FROM JANUARY 1, 2007 TO JUNE 14, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,355,903	$560,786	$-	$1,916,689
Other revenues	-	-	7,000	2,948	-	9,948
Total revenues	-	-	1,362,903	563,734	-	1,926,637
Costs and expenses
Cost of sales	-	-	497,343	184,112	-	681,455
Labor and other related	7,916	-	375,282	157,083	-	540,281
Other restaurant operating	-	-	298,978	141,567	-	440,545
Depreciation and amortization	2,153	-	46,510	26,183	-	74,846
General and administrative	58,952	-	61,437	37,758	-	158,147
Provision for impaired assets
and restaurant closings	945	-	5,823	1,762	-	8,530
Loss (income) from operations
of unconsolidated affiliates	1,734	-	106	(1,148)	-	692
Total costs and expenses	71,700	-	1,285,479	547,317	-	1,904,496
(Loss) income from operations	(71,700)	-	77,424	16,417	-	22,141
Equity in earnings (losses) of subsidiaries	51,697	-	376	-	(52,073)	-
Gain on extinguishment of debt	-	-	-	-	-	-
Other (expense) income, net	-	-	-	-	-	-
Interest income	3,691	-	696	2,267	(5,093)	1,561
Interest expense	(3,750)	-	(3,964)	(3,591)	5,093	(6,212)
(Loss) income before (benefit)
provision for income taxes	(20,062)	-	74,532	15,093	(52,073)	17,490
(Benefit) provision for income taxes	(37,523)	-	32,843	3,024	-	(1,656)
Net income (loss)	17,461	-	41,689	12,069	(52,073)	19,146
Less: net income attributable to
noncontrolling interest	-	-	25	1,660	-	1,685
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$17,461	$-	$41,664	$10,409	$(52,073)	$17,461

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	TWELVE MONTHS ENDED DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(50,766)	$-	$114,138	$79,749	$-	$143,121

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(6,571)	-	-	-	-	(6,571)
Proceeds from sale of Company-owned
life insurance	16,886	-	-	-	-	16,886
Acquisition of business	-	-	-	(450)	-	(450)
Proceeds from disposal of a subsidiary	-	-	-	1,653	-	1,653
Acquisitions of liquor licenses	-	-	-	(38)	-	(38)
Capital expenditures	(2,258)	-	(35,945)	(19,287)	-	(57,490)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	15,994	-	9,304	-	-	25,298
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(14,513)	-	(9,269)	-	-	(23,782)
Payments from unconsolidated affiliates	-	-	-	165	-	165
Net cash provided by (used in)
investing activities	9,538	-	(34,949)	(17,957)	-	(43,368)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	-	-	-	35	-	35
Repayments of long-term debt	(13,105)	-	(5,371)	(2,098)	-	(20,574)
Proceeds from borrowings
on revolving credit facilities	23,700	-	-	-	-	23,700
Repayments of borrowings
on revolving credit facilities	(12,700)	-	-	-	-	(12,700)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Deferred financing fees	-	-	-	(155)		(155)
Purchase of note related to
guaranteed debt	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interest	-	-	-	1,747	-	1,747
Distributions to noncontrolling interest	-	-	-	(9,083)	-	(9,083)
Repayment of partner deposit and
accrued buyout contributions	(69)	-	(2,980)	(4,075)	-	(7,124)
Receipt of partner deposit and
accrued buyout contributions	-	-	2,085	1,306	-	3,391
Net cash used in
financing activities	(31,141)	-	(6,266)	(45,606)	-	(83,013)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	952	-	952
Net (decrease) increase in cash
and cash equivalents	(72,369)	-	72,923	17,138	-	17,692
Cash and cash equivalents at the
beginning of the period	178,275	-	51,637	41,558	-	271,470
Cash and cash equivalents at the
end of the period	$105,906	$-	$124,560	$58,696	$-	$289,162

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	TWELVE MONTHS ENDED DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$157,217	$-	$(40,207)	$35,258	$61,463	$213,731

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(25,563)	-	-	-	-	(25,563)
Proceeds from sale of Company-owned
life insurance	31,004	-	-	-	-	31,004
Proceeds from disposal of a subsidiary	4,200	-	-	-	-	4,200
Proceeds from sale of non-restaurant
operations	2,900	-	-	-	-	2,900
Acquisitions of liquor licenses	-		(1,113)	(1,376)	-	(2,489)
Proceeds from sale-leaseback transaction	8,100	-	-	-	-	8,100
Capital expenditures	(3,489)	-	(53,420)	(64,491)	-	(121,400)
Proceeds from the sale of property,
fixtures and equipment	-	-	10,501	-	-	10,501
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	146,068	-	5,320	-	-	151,388
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(115,864)	-	(4,587)	-	-	(120,451)
Payments from unconsolidated affiliates	13	-	-	298	-	311
Investments in and advances to
unconsolidated affiliates	(1,600)	-	-	-	-	(1,600)
Net cash provided by (used in)
investing activities	45,769	-	(43,299)	(65,569)	-	(63,099)

Cash flows used in financing activities:
Repayments of long-term debt	(75,000)	-	(9,050)	(1,352)	-	(85,402)
Proceeds from borrowings
on revolving credit facilities	62,000	-	-	-	-	62,000
Extinguishment of senior notes	(11,711)	-	-	-		(11,711)
Contributions from noncontrolling
interest	-	-	-	2,208	-	2,208
Distributions to noncontrolling interest	-	-	-	(7,322)	-	(7,322)
Repayment of partner deposit and
accrued buyout contributions	-	-	(10,043)	(7,225)	-	(17,268)
Receipt of partner deposit and
accrued buyout contributions	-	-	3,783	3,446	-	7,229
Net cash used in financing activities	(24,711)	-	(15,310)	(10,245)	-	(50,266)
Net increase (decrease) in cash
and cash equivalents	178,275	-	(98,816)	(40,556)	61,463	100,366
Cash and cash equivalents at the
beginning of the period	-	-	150,453	82,114	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$178,275	$-	$51,637	$41,558	$-	$271,470

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)
	PERIOD FROM JUNE 15, 2007 TO DECEMBER 31, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(1,411,687)	$-	$984,562	$628,865	$(40,700)	$161,040

Cash flows used in investing activities:
Maturities and sales of
investment securities	1,134	-	-	-	-	1,134
Purchase of Company-owned life
insurance	(63,930)	-	-	-	-	(63,930)
Acquisition of OSI	(835,236)	-	(1,665,120)	(591,940)	-	(3,092,296)
Acquisitions of liquor licenses	-	-	(900)	(672)	-	(1,572)
Proceeds from sale-leaseback
transaction	-	-	872,014	53,076	-	925,090
Capital expenditures	(1,688)	-	(37,805)	(37,572)	-	(77,065)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	136,723	-	-	-	-	136,723
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(121,109)	-	-	-	-	(121,109)
Payments from unconsolidated affiliates	2	-	8	142	-	152
Investments in and advances to
unconsolidated affiliates	(2,134)	-	138	(2,765)	-	(4,761)
Net cash used in investing activities	(886,238)	-	(831,665)	(579,731)	-	(2,297,634)

Cash flows provided by (used in)
financing activities:
Proceeds from issuance of
long-term debt	17,825	-	42	33	-	17,900
Repayments of long-term debt	(198,015)	-	(1,406)	33	-	(199,388)
Proceeds from borrowings
on revolving credit facilities	11,500	-	-	-	-	11,500
Proceeds from the issuance of senior
secured term loan facility	1,310,000	-	-	-	-	1,310,000
Proceeds from the issuance of
senior notes	550,000	-	-	-	-	550,000
Deferred financing fees	(63,313)	-	-	-	-	(63,313)
Contributions from KHI	42,413	-	-	-	-	42,413
Contributions from noncontrolling
interest	-	-	778	803	-	1,581
Distributions to noncontrolling interest	-	-	(1,314)	(4,251)	-	(5,565)
Repayment of partner deposit and
accrued buyout contributions	-	-	(3,802)	(1,869)	-	(5,671)
Receipt of partner deposit and
accrued buyout contributions	-	-	3,258	1,780	-	5,038
Proceeds from the issuance of
common stock	600,373	-	-	-	-	600,373
Net cash provided by (used in)
financing activities	2,270,783	-	(2,444)	(3,471)	-	2,264,868
Net (decrease) increase in cash
and cash equivalents	(27,142)	-	150,453	45,663	(40,700)	128,274
Cash and cash equivalents at the
beginning of the period	27,142	-	-	36,451	(20,763)	42,830
Cash and cash equivalents at the
end of the period	$-	$-	$150,453	$82,114	$(61,463)	$171,104

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (PREDECESSOR)
	PERIOD FROM JANUARY 1, 2007 TO JUNE 14, 2007
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$57,765	$-	$(10,282)	$128,913	$(20,763)	$155,633

Cash flows used in investing activities:
Purchase of investment securities	(2,455)	-	-	-	-	(2,455)
Maturities and sales of
investment securities	2,002	-	-	-	-	2,002
Acquisition of business	-	-	-	(250)	-	(250)
Acquisitions of liquor licenses	-	-	(601)	(952)	-	(1,553)
Capital expenditures	(21,003)	-	(32,396)	(65,960)	-	(119,359)
Proceeds from the sale of property,
fixtures and equipment	1,948	-	-	-	-	1,948
Investments in and advances to
unconsolidated affiliates	-	-	(86)	-	-	(86)
Net cash used in investing activities	(19,508)	-	(33,083)	(67,162)	-	(119,753)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	123,516	-	-	132	-	123,648
Repayments of long-term debt	(141,000)	-	(1,577)	(68,257)	-	(210,834)
Contributions from noncontrolling
interest	-	-	-	3,940	-	3,940
Distributions to noncontrolling interest	-	-	(70)	(4,509)	-	(4,579)
Repayment of partner deposit and
accrued buyout contributions	-	-	(8,324)	(2,840)	-	(11,164)
Receipt of partner deposit and
accrued buyout contributions	-	-	3,429	1,523	-	4,952
Excess income tax benefits from
stock-based compensation	1,541	-	-	-	-	1,541
Dividends paid	(9,887)	-	-	-	-	(9,887)
Proceeds from exercise of employee
stock options	14,477	-	-	-	-	14,477
Net cash used in financing activities	(11,353)	-	(6,542)	(70,011)	-	(87,906)
Net increase (decrease) in cash
and cash equivalents	26,904	-	(49,907)	(8,260)	(20,763)	(52,026)
Cash and cash equivalents at the
beginning of the period	238	-	49,907	44,711	-	94,856
Cash and cash equivalents at the
end of the period	$27,142	$-	$-	$36,451	$(20,763)	$42,830

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.         Recently Issued Financial Accounting Standards

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

In December 2007, the FASB issued accounting guidance that retains the fundamental requirements of accounting for business combinations but revises certain elements including: the recognition and fair value measurement as of the acquisition date of assets acquired and liabilities assumed, the accounting for goodwill and financial statement disclosures.  In April 2009, the FASB clarified certain provisions relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations.  The April 2009 provisions are effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the business combination guidance on January 1, 2009 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during 2009.  These provisions will only impact the Company’s accounting should it acquire any businesses in the future.

In March 2008, the FASB issued guidance to enable investors to better understand how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows by enhancing disclosures. The amendment requires disclosure of fair values of derivative instruments and their gains and losses in a tabular format, disclosure of derivative features that are credit-risk-related to provide information about the entity’s liquidity and cross-referencing within the footnotes to help financial statement users locate important information about derivative instruments.  The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  See Note 6 for the Company’s disclosures required by this guidance.

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

18.         Recently Issued Financial Accounting Standards (continued)

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

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance required disclosure of the date through which subsequent events have been evaluated.  In February 2010, the FASB removed the requirement to disclose the date through which subsequent events are evaluated.  The adoption of the original guidance as of June 30, 2009 and the amended guidance in this filing did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued changes to previous accounting guidance related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. These changes require an ongoing reassessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary. These changes are effective for fiscal years beginning after November 15, 2009.  The Company has determined that this accounting guidance will affect its consolidated financial statements and disclosures beginning in the first quarter of 2010 since the Company will no longer be consolidating PRG and T-Bird beginning January 1, 2010. Combined revenues and net loss for these two entities for the year ended December 31, 2009 was $75,767,000 and $56,476,000, respectively, and combined assets and liabilities at December 31, 2009 was $78,082,000 and $204,634,000, respectively.

In July 2009, the FASB issued a single source of authoritative nongovernmental U.S. GAAP (the “Codification”).  All existing accounting standards have been superseded and all other accounting literature not included in the Codification is non-authoritative.   The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  The Codification is effective for interim and annual periods ending after September 15, 2009, and it does not change GAAP.  The adoption of the Codification beginning in the period ended September 30, 2009 did not affect the Company’s consolidated financial statements or the content of its disclosures other than the manner in which accounting guidance is referenced.

In August 2009, the FASB clarified the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of restrictions that prevent its transfer.  This update further clarified that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy.  Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  The adoption of this guidance in the fourth quarter of 2009 did not materially affect the Company’s consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.         Recently Issued Financial Accounting Standards (continued)

In October 2009, the FASB provided accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This guidance is effective January 1, 2011, although early application is permitted.  The Company does not expect the adoption of this guidance to materially affect its consolidated financial statements and does not plan to early or retroactively adopt this guidance.

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required.  Further, this guidance clarified that fair value measurement disclosures should be provided for each class of assets and liabilities.  The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed.  Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 fair value measurements. Although additional disclosures will be required, this accounting guidance is not expected to materially affect its consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Commitments and Contingencies

Operating Leases

The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2010 and 2024. The restaurant facility leases primarily have renewal clauses from five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007 was approximately $207,383,000, $216,392,000, $54,806,000 and $117,397,000, respectively, and included contingent rent of approximately $3,766,000, $5,441,000, $3,761,000 and $3,512,000, respectively.

Future minimum rental payments under non-cancelable operating leases (including leases for restaurants scheduled to open in 2010) are as follows (in thousands):

2010	$177,870
2011	171,331
2012	164,217
2013	155,433
2014	137,823
Thereafter	716,918
Total minimum lease payments (1)	$1,523,592
____________
(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $8,255,000 due in future periods under non-cancelable subleases.

Purchase Obligations

The Company has minimum purchase commitments with various vendors through June 2015. Outstanding commitments consist primarily of minimum purchase commitments of beef, pork, chicken, and other food and beverage products related to normal business operations and contracts for advertising, marketing, sports sponsorships, printing and technology.  In 2009, the Company purchased approximately 90% of its beef raw materials from two beef suppliers who represented approximately 32% of the total beef marketplace in the United States.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Commitments and Contingencies (continued)

Litigation and Other Matters

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on the Company’s financial position or results of operations and cash flows.  The Company accrues for contingencies to losses that are probable and reasonably estimable.  The Company generally does not accrue for legal costs expected to be incurred with a loss contingency.

The Company is subject to the following legal proceedings and actions, which depending on the outcomes that are uncertain at this time, could have a material adverse effect on the Company’s financial condition:

Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc. were defendants in a class action lawsuit brought by the U.S. Equal Employment Opportunity Commission (EEOC v. Outback Steakhouse of Florida, Inc. and OS Restaurant Services, Inc., U.S. District Court, District of Colorado, filed September 28, 2006) which alleged they engaged in a pattern or practice of discrimination against women on the basis of their gender with respect to hiring and promoting into management positions as well as discrimination against women in terms and condition of their employment and sought damages and injunctive relief. In addition to the EEOC, two former employees successfully intervened as party plaintiffs in the case.

On December 29, 2009, the Company entered into a Consent Decree to settle all of the claims raised in the lawsuit. The Consent Decree required the Company to make a settlement payment of $19 million which will be distributed to the plaintiffs, their counsel and the other class members.  Subsequent to December 31, 2009, the full amount of the settlement was paid by the Company’s insurance carrier. In addition, during the four year term of the Consent Decree the Company is required to fulfill certain training, record-keeping and reporting requirements, maintain an open access system for restaurant employees to express interest in promotions, and employ a human resources executive. The Consent Decree requirements only apply to Company-owned Outback Steakhouse restaurants in the United States.

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

In March 2008, one of the Company’s subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to our managing, chef and area operating partners who hold partnership interests in limited partnerships with our affiliates should have been treated as wages and subjected to employment taxes. The Company believes that it has complied and continues to comply with the law pertaining to the proper federal tax treatment of partner distributions. In May 2008, the Company filed a written protest of the proposed employment tax assessment with IRS Appeals.  In December 2009, IRS Appeals returned the case to the IRS employment tax examiner for consideration of a partnership procedural issue that was raised in the protest. In light of this development, the Company cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed if the IRS decides to pursue the dispute. If the IRS examiner’s position were to be sustained at the administrative level, the additional employment taxes and other amounts that would be assessed would be material.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Commitments and Contingencies (continued)

Litigation and Other Matters (continued)

On December 29, 2008, American Restaurants, Inc. filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), the Company’s indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Commitments and Contingencies (continued)

Litigation and Other Matters (continued)

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants (see Note 10).  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company filed motions to dismiss all counterclaims for failure to state a claim.  Discovery has commenced on both its claims and T-Bird’s counterclaims.

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have appealed that dismissal.

Guarantees and RY-8, Inc.

The Company guarantees debt owed to banks by one of its joint venture partners and by landlords of one of its Outback Steakhouse restaurants in Korea. The maximum amount guaranteed and the outstanding guaranteed amount were each approximately $25,900,000 at December 31, 2009.  The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. A default would cause the Company to exercise all available rights and remedies.

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

As of December 31, 2009, the Company is due $4,415,000 from RY-8 for interest and line of credit renewal fees and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 21).  Additional payments on behalf of RY-8 may be required in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Commitments and Contingencies (continued)

Insurance

The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2009	2008	2007
Workers' Compensation	$1,500,000	$1,500,000	$1,500,000
General Liability (1)	1,500,000	1,500,000	1,500,000
Health (2)	300,000	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	2,500,000 / 500,000	5,000,000 / 500,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)
The Company is self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. The Company retained the first $197,000, $115,000 and $100,000 of payable losses under the plan as an additional deductible in 2009, 2008 and 2007, respectively.  The insurer's liability is limited to $2,000,000 per individual per year.

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

The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company.  In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.  When recovery from an insurance policy is considered probable, a receivable is recorded.

Subsequent to December 31, 2009, the Company entered into premium financing agreements for its 2010 general liability and property insurance (see Note 23).  The premium financing agreement for 2009 and 2008 had total premium balances of $4,031,000 and $3,729,000 respectively, at interest rates of 5.25% and 5.75% per year, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Related Parties

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

The Company also provided PRG a $2,000,000 revolving line of credit to assist with seasonal cash flow shortages.  This line of credit permits borrowing at an interest rate of 600 basis points over 90-day LIBOR. Principal and interest is payable in weekly installments at an amount equal to the available cash balance of PRG after restaurant-level needs, as approved by the Company.  On and after September 15, 2010, the outstanding principal balance on the revolving line of credit may not exceed $1,000,000.  The revolving line of credit matures September 15, 2011.  It is secured by the same collateral as the promissory note with similar protective covenants.  As of December 31, 2009, there have not been any draws on the revolving line of credit.

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

Based on the terms of the purchase and sale agreement, the Company continued to consolidate PRG in 2009 (see Note 21).

OSI HoldCo, Inc. and KHI

In March 2009, the Company completed a cash tender offer in which it purchased $240,145,000 in principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.  The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) 336 restaurant properties that are sub-leased to the Company (see Note 12).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Related Parties (continued)

Subsequent to December 31, 2009, the Company was reimbursed approximately $901,000 for tax payments the Company made on behalf of OSI HoldCo and PRP throughout 2009 and this amount is recorded as a receivable within “Other current assets” in the Company’s Consolidated Balance Sheet as of December 31, 2009.

In connection with commencement of employment for the Company’s new Chief Executive Officer, KHI entered into two separate bonus arrangements in November 2009: a retention bonus (the “KHI Retention Bonus”) and a performance-based bonus (the “KHI Incentive Bonus”). The KHI Retention Bonus provides for an aggregate bonus opportunity of $12,000,000, which will be paid by KHI over a four-year period in installments of $1,800,000, $3,000,000 and $3,600,000 (on each of the last two payment dates), generally subject to her remaining continuously employed through the applicable payment date. The KHI Incentive Bonus provides for an aggregate bonus opportunity of up to $15,225,000. The KHI Incentive Bonus will generally only be paid by KHI if KHI undergoes an initial public offering or experiences a change in control (referred to as a “Qualifying Liquidity Event”), with certain amounts only paid if a Qualifying Liquidity Event occurs and certain performance targets are met relating to the value of KHI's common stock.  KHI entered into the KHI Incentive Bonus to further incentivize the Chief Executive Officer to strengthen the performance of the Company, to increase KHI shareholder value and ultimately allow such value to be realized through an initial public offering or sale of KHI or the Company.

Private Restaurant Properties, LLC

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a 15-year master lease. The PRP Sale-Leaseback Transaction resulted in operating leases for the Company.

The Company identified six restaurant properties included in the PRP Sale-Leaseback Transaction that failed to qualify for sale-leaseback accounting treatment, as the Company had an obligation to repurchase such properties from PRP under certain circumstances. If within one year from the PRP Sale-Leaseback Transaction all title defects and construction work at such properties were not corrected, the Company was required to notify PRP of the intent to repurchase such properties at the original purchase price.  Within the one-year period, title transfer had occurred and sale-leaseback treatment was achieved for four of the properties.  The Company notified PRP of the intent to repurchase the remaining two properties for a total of $6,450,000 and had 150 days from the expiration of the one-year period in which to make this payment to PRP in accordance with the terms of the agreement.  On October 6, 2008, the Company paid $6,450,000 to PRP for these remaining two restaurant properties.

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,086,000 related to Release Amounts at December 31, 2009 for five closed locations, but it will not be required to pay PRP the Release Amounts until the sales occur.  The Company owed $961,000 of Release Amounts to PRP for the year ended December 31, 2008 and made this payment in January 2009.  In 2009, the Company also paid PRP $1,116,000 for release amounts of one additional location that closed during 2009.  The Company was required to make a fair market rental payment to PRP in the amount of $126,000 for the year ended December 31, 2009 and made this payment in the first quarter of 2010.  No such payment was required for the year ended December 31, 2008.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the years ended December 31, 2008.  No such payments were required for the year ended December 31, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Related Parties (continued)

Bain, Catterton, Founders, Board of Directors, Management and Partners

Effective December 31, 2008, the Company sold its interest in its Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by the Company’s Founders (two of whom are also Board members of the Company and of KHI), one of its named executive officers and a former employee for $4,200,000.  The Company recorded a $3,628,000 loss on the sale in the line item “General and administrative” expenses in its Consolidated Statement of Operations for the year ended December 31, 2008.  In the third quarter of 2009, the named executive officer transferred his ownership interest in Selmon’s to two of the Company’s Founders (who are also Board members of the Company and KHI) at his initial investment cost.  The Company has continued to provide certain accounting, technology, purchasing and other services to Selmon’s at agreed-upon rates, however, the accounting, technology and all other services, except for purchasing,  were transitioned to Selmon’s during the first quarter of 2010.  The Company will continue to provide purchasing services through December 31, 2011, unless terminated otherwise.  For the year ended December 31, 2009, the Company received $616,000 in connection with its sub-leases and earned $171,000 for the services described above.

In 2009 and 2008, 2,990,782 and 941,512 shares of KHI restricted stock, respectively, issued to certain of the Company’s executive officers and other members of management vested.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate $3,347,000 and $2,067,000 to these individuals in 2009 and 2008, respectively, for their personal income tax and associated interest obligations that resulted from vesting. The loans are full recourse and are also collateralized by the shares of KHI restricted stock that vested (see Note 4).

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

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also Board members of the Company and of KHI.  In conjunction with the sale of the aircraft and as amended in June 2009, the Company has a lease agreement with Billabong in which the Company may lease up to 200 hours of flight time per year at a rate of $2,900 per hour.  In accordance with the terms of the agreement, the Company must supply its own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft was deferred and will be recognized ratably over a five-year period.  During 2009 and 2008, the Company expensed $106,000 and $156,000, respectively, to Billabong for use of the aircraft.

On June 14, 2007, the Company was acquired by an investor group comprised of the Founders and funds advised by Bain Capital and Catterton for $41.15 per share in cash, payable to all shareholders except the Founders, who instead converted a portion of their equity interest to equity in the Ultimate Parent and received $40.00 per share for their remaining shares.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Related Parties (continued)

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $10,720,000, $9,906,000 and $5,162,000 for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007, respectively, were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

The Company entered into an agreement in July 2005 to form a limited liability company to develop and operate Blue Coral Seafood and Spirits restaurants. The limited liability company was 75% owned by the Company’s wholly owned subsidiary, OS USSF, Inc., a Florida corporation, and 25% owned by F-USFC, LLC, which was 95% owned by a minority interest holder in the Company’s Fleming’s Prime Steakhouse and Wine Bar joint venture.  Effective January 1, 2008, the Company merged Blue Coral Seafood and Spirits, LLC with and into Outback/Fleming’s, LLC, the joint venture that operates Fleming’s Prime Steakhouse and Wine Bars.  The surviving entity in the merger simultaneously changed its name to OSI/Fleming’s, LLC.  The Company holds an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest in any Fleming’s restaurants that opened prior to 2009.  The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by a member of the Board of Directors, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries.  The Company assumed the minority interest holder’s 7.88% ownership interest in any Fleming’s restaurants that opened in 2009 and AWA III Steakhouses, Inc.’s interest remains at 2.50% for these restaurants.  During 2009, this director and named executive made capital contributions of $219,000 and subsequent to December 31, 2009, received $219,000 in distributions for the year ended December 31, 2009.  During 2008 and 2007, this director and named executive officer did not receive any distributions as a result of his ownership interest in OSI/Flemings, LLC, but he made capital contributions of $559,000 in 2008.

Other

Two of the owners of the Company’s primary domestic beef cutting operation have a greater than 50% combined ownership interest in SEA Restaurants, LLC, the Company’s franchisee of six Outback Steakhouse restaurants in Southeast Asia.  Neither of these individuals has received any distributions related to this ownership interest.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Related Parties (continued)

Through a joint venture arrangement with PGS Participacoes. Ltda., the Company holds a 50% ownership interest in PGS Consultoria (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. At December 31, 2009 and 2008, the net investment of $22,103,000 and $16,418,000, respectively, is recorded in “Investments in and advances to unconsolidated affiliates, net,” in the Consolidated Balance Sheets and the Company’s share of earnings or losses of $2,724,000, $3,257,000, $1,201,000 and $3,204,000 is recorded in “(Income) loss from operations of unconsolidated affiliates” in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the period from June 15, 2007 to December 31, 2007 and for the period from January 1, 2007 to June 14, 2007, respectively.

21.           Variable Interest Entities

The Company consolidates variable interest entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Therefore, if the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity are included in the consolidated financial statements (see Note 3).

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s consolidated joint venture in which it has a less than majority ownership. The Company is able to direct or cause the direction of management and operations on a day-to-day basis. Additionally, the majority of capital contributions made by the Company’s partner in the Roy’s consolidated joint venture, RY-8, have been funded by loans to the partner from a third party where the Company provides a guarantee (see Note 12). The guarantee is secured by a collateral interest in RY-8’s membership interest. As a result of the Company’s controlling financial interest and control of day-to-day operations, the joint venture is included in the Company’s consolidated financial statements.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for this variable interest entity were $33,721,000 and $7,586,000, respectively, at December 31, 2009 and $40,331,000 and $12,053,000, respectively, at December 31, 2008.

During the second quarter of 2009, the Company reconsidered its relationship with RY-8 as a result of the amendment to RY-8’s line of credit and extension of the Company’s guarantee obligation.  The Company determined that RY-8 is a variable interest entity because the Company’s guarantee obligation indicates that the Company will absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company believes it is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company determined it is the primary beneficiary and began consolidating RY-8 effective April 1, 2009.  As a result, the Company reclassified its $24,500,000 contingent obligation to guaranteed debt on that date.  No other assets or liabilities have been recorded as a result of consolidating RY-8.  Effective April 1, 2009, the portion of income or loss attributable to RY-8, excluding interest expense on the line of credit, is eliminated in the line item in the Consolidated Statement of Operations entitled “Net (loss) income attributable to noncontrolling interest.”  All material intercompany balances and transactions have been eliminated.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.           Variable Interest Entities (continued)

Franchisees

The Company is a franchisor of 155 restaurants as of December 31, 2009, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

T-Bird Nevada, LLC

The Company was the guarantor on an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees.  This entity used proceeds from the line of credit for T-Bird loans that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants. The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On July 31, 2009, the Florida state court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird’s liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company filed motions to dismiss all counterclaims for failure to state a claim.  Discovery has commenced on both the Company’s claims and T-Bird’s counterclaims.

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages and other remedies.  The Company and the other defendants believe the suit is without merit.  The Company filed motions to dismiss T-Bird’s complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have appealed that dismissal.

The Company consolidates T-Bird because it is a variable interest entity, and the Company absorbs the majority of the expected losses (see Notes 12 and 19).  Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company will no longer be the primary beneficiary of T-Bird, and as a result, the Company will no longer consolidate T-Bird (see Note 18).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.           Variable Interest Entities (continued)

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept (see Note 20).  Based on the terms of the purchase and sale agreement, including the Company’s financing of the transaction through a promissory note, the revolving line of credit provided by the Company to assist with seasonal cash flow shortages, the Company’s remaining contingent liability on certain of the assigned third-party leases and all of the PRP leases, the protective covenants to limit certain activities of PRG and the low likelihood that PRG could obtain sufficient third-party financing in the near future from financial institutions, the Company determined that it is the primary beneficiary of this variable interest entity.  Therefore, the Company consolidated PRG after the sale transaction.  However, since the Company is consolidating an entity in which it does not have an equity interest, the Company classifies 100% of PRG’s net operating results as “Net (loss) income attributable to noncontrolling interest” in its Consolidated Statements of Operations for the year ended December 31, 2009.  The Company also classifies PRG’s equity as “Noncontrolling interest” in its Consolidated Balance Sheet subsequent to the sale transaction.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheet for this variable interest entity were $9,433,000 and $8,314,000, respectively, at December 31, 2009.  Any receivables, payables, income or expenses between the Company and PRG are eliminated in consolidation.  Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company is no longer the primary beneficiary of PRG (see Note 18), and as a result PRG will not be included in the Company’s consolidated financial statements.

22.           Segment Reporting

The Company operates casual dining restaurants under five brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and the Company believes it meets the criteria for aggregating its operating segments, which are the five brands, into a single reporting segment in accordance with the applicable accounting guidance.  Approximately 8% of the Company’s total revenues for the years ended December 31, 2009 and 2008, the period from January 1 to June 14, 2007 and the period from June 15 to December 31, 2007 were attributable to operations in foreign countries, and approximately 9% of the Company’s total long-lived assets were located in foreign countries where the Company holds assets as of December 31, 2009 and 2008.

23.           Subsequent Events

On January 28, 2010, the Company executed an amendment to its current credit agreement dated as of June 14, 2007 with a syndicate of institutional lenders and financial institutions. The Company sought this amendment to permit the Company to sell its Asian Business.  The Company may also seek to sell development rights in other parts of Asia.  The Company is pursuing a sale of its Asian Business due to attractive market conditions and because its investment priorities do not allow it to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, the Company will use the proceeds to repay indebtedness under its credit agreement and invest more aggressively in its core domestic concepts.  As of December 31, 2009, the Company determined that the accounting criteria for assets held for sale has not been met.

Among other things, this Amendment: (i) permits the sale of the Asian Business provided that at least 75% of such sale consideration is cash and cash equivalents, (ii) requires that 75% of Net Cash Proceeds, as defined, from any such sale be applied to pay down outstanding term loans under the credit agreement, (iii) provides that the remaining Net Cash Proceeds be reinvested in assets useful to the Company’s business within a period set forth in the Amendment or, if not otherwise reinvested, used to pay down outstanding term loans and (iv) modifies the credit agreement’s MFCF covenant, as defined.  Prior to the amendment, on an annual basis, if the Company’s RALR was greater than or equal to 5.25 to 1.00, the Company’s MFCF could not have been less than $75,000,000. As a result of the Amendment, should the Company dispose of all or a portion of the Asian Business and if, on an annual basis, the Company’s RALR equals or exceeds 5.25 to 1.00, the required MFCF will be reduced by a specified percentage of the last twelve months Consolidated EBITDA attributable to the disposed portion of the Asian Business, as defined in the Amendment.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.           Subsequent Events (continued)

In March 2010, KHI offered all active employees the opportunity to exchange outstanding options with a $10.00 exercise price for the same number of replacement options with a $6.50 exercise price. The replacement options will be immediately vested and exercisable in the same amount as the exchanged options were vested as of the grant date of the replacement options.  The unvested portion of the exchanged options will be exchanged for unvested replacement options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged options, plus one year, subject to the participant’s continued employment through the applicable vesting date. For exchanged options that contain performance-based and time-based vesting conditions, the replacement options will contain only time-based vesting conditions and will vest in accordance with the above terms. All options that are tendered and accepted for exchange pursuant to the exchange offer will be cancelled following the expiration of the offer and the issuance of the replacement options is scheduled to occur on April 6, 2010.

24.           Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated (in thousands):

	SUCCESSOR
	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2009	2009	2009	2009
Revenues	$889,882	$841,781	$905,770	$964,394
Cost of sales	292,010	279,456	291,496	321,339
Net (loss) income (1)	(29,091)	(20,672)	(88,055)	83,412
Net (loss) income attributable to OSI Restaurant Partners, LLC (1)	(29,916)	(20,196)	(86,261)	82,347

	SUCCESSOR
	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2008	2008	2008	2008
Revenues	$928,332	$948,535	$1,016,508	$1,069,482
Cost of sales	320,876	340,458	355,178	372,880
Net loss (1)	(509,623)	(46,585)	(177,404)	(8,838)
Net loss attributable to OSI Restaurant Partners, LLC (1)	(506,410)	(46,637)	(176,665)	(9,697)
____________
(1)
Includes $3,755,000,  $15,115,000, $123,284,000 and $7,136,000 in goodwill impairment and provision for impaired assets and restaurant closings in the fourth, third, second and first quarters of 2009, respectively, and $512,043,000, $15,277,000,  $185,517,000 and $3,664,000 in goodwill impairment and provision for impaired assets and restaurant closings in the fourth, third, second and first quarters of 2008, respectively.

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Unitholder of
OSI Restaurant Partners, LLC

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2007 to June 14, 2007 present fairly, in all material respects, the results of operations and cash flows of OSI Restaurant Partners, Inc. and its subsidiaries (the “Predecessor”), in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the period from January 1, 2007 to June 14, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audit. We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/    PricewaterhouseCoopers LLP

Tampa, Florida
April 29, 2008

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Unitholder of
OSI Restaurant Partners, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, unitholder’s (deficit) equity and cash flows present fairly, in all material respects, the financial position of OSI Restaurant Partners, LLC (the "Successor") at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2009 and December 31, 2008 and for the period June 15, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2009 and the period from June 15, 2007 to December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Tampa, FL
March 31, 2010

OSI Restaurant Partners, LLC

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered certified public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

OSI Restaurant Partners, LLC
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

OSI Directors

A. William Allen III, 50, served as Chief Executive Officer of the Company from March 2005 to November 15, 2009, and has been a director since April 2005 and Chairman since November 2009. From January 2004 to March 2005, Mr. Allen served as President of West Coast Concepts of the Company. He is a co-founder of Fleming’s Prime Steakhouse & Wine Bar and served as its President from October 1999 until January 2004. From April 2002 to January 2004, Mr. Allen served as President of Roy’s. From March 1998 to November 1998, Mr. Allen served as Chief Executive Officer of Kookooroo, a California chicken bistro. In the 1990’s, Mr. Allen served as Chief Executive Officer of La Madeleine, a French countryside cafe. The Board of Directors believes Mr. Allen’s qualifications to sit as a member include his experience of more than thirty years in the restaurant industry, as well as his leadership as a director and officer with this Company for twelve of those years.

Andrew B. Balson, 43, has served as a director of the Company since June 2007 and Mr. Balson is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1996, Mr. Balson was a consultant at Bain & Company, where he worked in the technology, telecommunications, financial services, and consumer goods industries. Previously Mr. Balson worked in the Merchant Banking Group at Morgan Stanley & Co. and in the leveraged buyout group at SBC Australia. Mr. Balson serves on the Board of Directors of Domino’s Pizza, Inc., and Dunkin’ Brands, Inc., as well as a number of other private companies. Mr. Balson also served as a director of Burger King Corporation from 2002 to June 2008. The Board of Directors believes Mr. Balson’s qualifications to sit as a member include his extensive experience with global companies, his industry and financial expertise and his years of experience providing strategic advisory services to complex organizations.

Robert D. Basham, 62, is a founder of the Company and has served as a director of the Company since its formation in 1991. Mr. Basham was Chief Operating Officer of the Company from its formation in 1991 until March 2005, at which time he resigned as Chief Operating Officer and was appointed Vice Chairman of the Board until June 2007. From 1988 to 1991, Mr. Basham founded the Company and developed restaurants prior to it going public. From 1983 to 1987, Mr. Basham formed Sunstate Restaurant Corporation to develop the Chili's Concept as a franchisee and joint venture partner in Georgia and Florida. The company later merged with Chili's, Inc. in 1987. From 1973 to 1983, Mr. Basham was employed with Steak & Ale Restaurant Company. He later became Vice President of Operations of the Bennigan's concept and was instrumental in the successful nationwide expansion of it. The Board of Directors believes Mr. Basham’s qualifications to sit as a member include his 37 years of experience in the restaurant industry providing a historical perspective of the Company’s business and strategic challenges, including his leadership as a director and executive officer with this Company for over 20 years.

J. Michael Chu, 51, has served as a director of the Company since June 2007 and is a Managing Partner of Catterton Partners, a private equity firm he Co-Founded in 1989. Prior to forming Catterton, Mr. Chu held a variety of senior positions with First Pacific Company, a Hong Kong-based publicly listed investment and management company, which he joined in 1983. Among his positions while at First Pacific included Vice President and Corporate Treasurer, First Pacific (Hong Kong); Director of Finance, Hagemeyer N.V. (Netherlands); and Vice President and Treasurer, Hibernia Bank (San Francisco). Mr. Chu received a B.A. with highest honors in Psychology and Economics from Bates College, where he is a member of the Board of Trustees. He is also a member of the Committee of 100, the leading Chinese-American philanthropic organization. The Board of Directors believes Mr. Chu’s qualifications to sit as a member include his extensive experience in managing capital intensive operations, international operations, corporate finance and strategic advisory services.

Philip H. Loughlin, 42, has served as a director of the Company since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1996, Mr. Loughlin was Executive Advisor to the President of Eagle Snacks, Inc., where he helped manage the restructuring and liquidation of the company. Previously, Mr. Loughlin was a consultant at Bain & Company, where he worked in the telecommunications, industrial manufacturing and consumer products industries and also was a Product Manager at Norton Company. Mr. Loughlin serves on the Board of Directors of Applied Systems, Inc., Ariel Holdings, Ltd. and AMC Entertainment. The Board of Directors believes Mr. Loughlin’s qualifications to sit as a member includes his strong executive background in corporate strategic development and organizational acumen.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Directors (continued)

Mark E. Nunnelly, 51, has served as a director of the Company since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1990, Mr. Nunnelly was a Vice President of Bain & Company, with experience in the domestic, Asian and European strategy practices. Previously, Mr. Nunnelly worked at Procter & Gamble in product management.  Mr. Nunnelly serves on the Board of Directors of CHL, Ltd., Domino's Pizza, Inc., Dunkin' Brands, Inc. and Warner Music Group Corp., as well as a number of private companies and not-for-profit corporations. Mr. Nunnelly serves as a member of the Compensation Committees of Domino’s Pizza, Inc., Warner Music Group Corp. and Dunkin’ Brands, Inc., as well as on the executive committee for Dunkin’ Brands, Inc. The Board of Directors believes Mr. Nunnelly’s qualifications to sit as a member include his industry experience, his extensive experience with managing capital intensive industry operations and his strong skills in international operations and strategic planning.

Elizabeth A. Smith, 46, has served as the Chief Executive Officer and a director of the Company since November 2009. From September 2007 to October 30, 2009, Ms. Smith was President of Avon Products, Inc. and was responsible for its world-wide product-to-market processes, infrastructure and systems, including Global Brand Marketing, Global Sales, Global Supply Chain and Global Information Technology. In January 2005, Ms. Smith joined Avon as President, Global Brand and was given the additional role of leading Avon North America in August 2005. From September 1990 to September 2004, Ms. Smith worked in various capacities at Kraft Foods, Inc. Ms. Smith is a member of the Board of Directors of Staples, Inc. and Big Brothers, Big Sisters of America. The Board of Directors believes Ms. Smith’s qualifications to sit as a member include her extensive experience with global companies and retail sales, her expertise in corporate strategy development and her knowledge of marketing, sales, supply chain and information technology systems.

Chris T. Sullivan, 62, is a founder of the Company and has served as a director of the Company since its formation in 1991. Mr. Sullivan was the Chairman of the Board of the Company from its formation in 1991 until June 2007 and was the Chief Executive Officer of the Company from 1991 until March 2005. From 1988 to 1991, Mr. Sullivan founded the Company and developed restaurants prior to it going public. From 1983 to 1987, Mr. Sullivan formed Sunstate Restaurant Corporation to develop the Chili's Concept as a franchisee and joint venture partner in Georgia and Florida. The company later merged with Chili's, Inc. in 1987. From 1972 to 1983, Mr. Sullivan was Executive Vice President of Steak & Ale Restaurant Company.  Mr. Sullivan serves on the Board of Directors of Libra Alliance Corporation, a provider of telecommunications services to businesses and residential consumers, since March 4, 2010.  The Board of Directors believes Mr. Sullivan’s qualifications to sit as a member include almost four decades of experience in the restaurant industry providing a historical perspective of the Company’s business and strategic challenges, including his leadership as a director and executive officer with this Company for over 20 years.

Mark A. Verdi, 43, has served as a director of the Company since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 2004, Mr. Verdi worked for IBM Global Services (“IBM”). While at IBM, he had a leadership role in the acquisition and integration of PricewaterhouseCoopers’ Management Consulting Group into IBM and led the Financial Services Business Transformation Outsourcing Group globally. Mr. Verdi was also Senior Vice President of Finance and Operations and a member of the Board of Directors at Mainspring, a public strategy consulting firm. Earlier in his career, he spent eight years with Price Waterhouse. Mr. Verdi also served as a director for each of Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc. and Burlington Coat Factory Holdings, Inc. since October 2007.  The Board of Directors believes Mr. Verdi’s qualifications to sit as a member include executive background in public and financial accounting matters for complex global organizations and years of experience in providing strategic advisory services.

OSI Executive Officers

A. William Allen III, 50, has served as Chairman since November 2009 and served as Chief Executive Officer of the Company from March 2005 to November 15, 2009. See “OSI Directors” above for more information.

Paul E. Avery, 50, served as Chief Operating Officer of the Company from March 2005 until his retirement on July 1, 2009. Mr. Avery was named President of Outback Steakhouse of Florida, LLC (“OSF”), a subsidiary of the Company, in April 1997 and served in that role until March 2005.  Mr. Avery served as a director of the Company from April 1998 to April 2004. For a portion of 2007, Mr. Avery assumed the additional role of President of OSF on an interim basis.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Executive Officers (continued)

Jody L. Bilney, 48, has served as Chief Brand Officer and Executive Vice President of the Company since January 2008, and Chief Marketing Officer of OSF from October 2006 to January 2008.  Ms. Bilney was the Executive Vice President, Chief Marketing Officer at Openwave Systems, a global provider of software products and services for the communications industry from August 2005 until September 2006, and she was Executive Vice President, Chief Marketing Officer of Charles Schwab & Co., Inc., a securities brokerage, banking and related financial services company from July 2002 to January 2005.

Michael W. Coble, 61, has served as President of Outback Steakhouse International, LLC, a wholly owned subsidiary of the Company, since January 2002 and as a director of that entity since April 2006.  He also serves as a director of several other international subsidiaries including: Bloomin Hong Kong, Ltd., Outback Steakhouse Japan Co., Ltd., Outback Steakhouse Korea, Ltd., Outback Philippines Development Holdings Corp. and Outback Steakhouse International Investment Co.

John W. Cooper, 57, has served as President of Bonefish Grill, LLC, a wholly owned subsidiary of the Company, since August 2001.

Joseph J. Kadow, 53, has served as Executive Vice President and Chief Officer - Legal and Corporate Affairs of the Company since April 2005, and as Senior Vice President, General Counsel and Secretary since April 1994.

Dirk A. Montgomery, 46, has served as Chief Financial Officer and Senior Vice President of the Company since November 2005. Mr. Montgomery served as Retail Senior Financial Officer of ConAgra Foods, Inc. from November 2004 to October 2005. From 2000 to 2004, he was employed as Chief Financial Officer by Express, a subsidiary of Limited Brands, Inc.

Richard L. Renninger, 42, has served as Chief Development Officer and Executive Vice President of the Company since January 2008, and Senior Vice President of Real Estate and Development of OSF from May 2005 to January 2008.  Mr. Renninger served as Vice President of Real Estate of Rare Hospitality International, Inc., which operates multiple brand restaurants, from 2002 until May 2005. From 1992 to 2002, Mr. Renninger was employed by Waffle House, Inc., a private restaurant company, in various capacities of increasing responsibility including Real Estate Representative, Assistant Vice President/Director of Franchise Development, Vice President/Director of Real Estate and Vice President of Construction.

Steven T. Shlemon, 50, has served as President of Carrabba’s Italian Grill, LLC, a wholly-owned subsidiary of the Company, since April 2000.

Elizabeth A. Smith, 46, has served as Chief Executive Officer of the Company since November 16, 2009. See “OSI Directors” above for more information.

Jeffrey S. Smith, 47, has served as President of OSF since April 2007. Mr. Smith served as a Vice President of Bonefish Grill, LLC from May 2004 to April 2007 and as Regional Vice President – Operations of OSF from January 2002 to May 2004.

Each person identified above is a United States citizen. The business address of each person identified above is c/o OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

Legal Proceedings

On February 19, 2009, the Company filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company filed motions to dismiss all counterclaims for failure to state a claim.  Discovery has commenced on both the Company’s claims and T-Bird’s counterclaims. See “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company, Messrs. Basham and Sullivan, directors of the Company, Mr. Kadow, an executive officer of the Company, Bain Capital Partners, LLC, Bain Capital (OSI) IX, L.P., Bain Capital Fund IX, L.P., Catterton Management Partners, LLC, Catterton Partners, VI, L.P., Catterton Partners VI Offshore, L.P., and Kangaroo Holdings, Inc., in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of the Company’s officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  T-Bird and its affiliates have appealed that dismissal.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its senior financial officers, including its principal executive officer, president, principal financial and accounting officer, chief operating officer, controller, treasurer and chief internal auditor, if any, of OSI Restaurant Partners, LLC and of each significant subsidiary. This Code of Ethics is available to any person without charge, upon request, by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Any future amendments or waivers of provisions granted to the Company’s senior financial officers will be available upon request, if applicable.

Audit Committee

The Audit Committee of the Board is responsible for overseeing the Company’s financial reporting process on behalf of the Board and operates under a written charter adopted by the Board, which is available upon request by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. During the year 2009, the Audit Committee was comprised of Messrs. Loughlin and Chu. Mr. Loughlin has served as Chairman of the Audit Committee.  The Board does not have an Audit Committee Financial Expert within the meaning of Item 407(d)(5) of Regulation S-K of the Exchange Act because it believes the qualifications and experience of Messrs. Chu and Loughlin are appropriate to satisfy the Audit Committee's responsibilities.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

On June 14, 2007, OSI Restaurant Partners, Inc. was acquired by KHI, which is controlled by an investor group comprised of funds advised by Bain Capital, Catterton, our Founders and certain members of management. Immediately following consummation of the Merger, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC, and our shares of common stock ceased to be listed on the New York Stock Exchange.

The Compensation Discussion and Analysis presented below discusses our compensation policies and decisions regarding our executive officers and describes the material elements of their compensation. This discussion and analysis relates solely to the post-Merger period commencing on June 14, 2007. However, solely for informational purposes, the disclosures relating to our executive officers included in the “Summary Compensation Table” (the “Named Executive Officers”) include a discussion of the compensation of such Named Executive Officers for the past three years, including pre-Merger compensation paid by OSI Restaurant Partners, Inc.

Executive Compensation Program Oversight

Our Board of Directors has the ultimate responsibility for approving compensation for each of the Named Executive Officers. The compensation committee, which is comprised of Andrew B. Balson, J. Michael Chu and Chris T. Sullivan (the “Compensation Committee”), operates pursuant to a charter that is approved by the Board of Directors and has the responsibilities described below.

Compensation Philosophy and Objectives

The Compensation Committee is responsible for all aspects of the compensation program for the Company’s executive officers, certain other corporate level executives and operating unit Presidents. The primary objective of the Compensation Committee in determining executive compensation is to provide a competitive total compensation package that will enable the Company to attract and retain qualified executives and that will motivate such executives to enhance corporate and business unit performance and increase the Company’s equity value. The Company's executive compensation program is heavily weighted towards compensation in the form of both cash bonuses (primarily performance-based) and stock options.  The Compensation Committee believes that equity ownership incentivizes and motivates management to create equity value.

The Company intends to provide executive officers with a cash compensation package that compensates them equitably in relation to the marketplace based on the Compensation Committee’s knowledge of compensation practices within the industry and publicly available information. The Compensation Committee, however, does not rely upon a formal peer company analysis to benchmark executive compensation. Instead, the Compensation Committee considers the following factors, among others, in setting total executive compensation:

• level of responsibility;
• individual experience;
• individual performance;
• internal equity;
• the Company’s earnings and earnings growth;
• the Company’s size and complexity;
• the Company’s performance;
• the anticipated level of difficulty of replacing the executive; and
• inflation and competitive considerations.

In addition, in the case of newly hired executive officers, the Compensation Committee also considers the executive compensation levels and programs at his or her prior employer.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Philosophy and Objectives (continued)

The Compensation Committee determines the type and amount of compensation for the Named Executive Officers, consistent with a philosophy of compensating executive officers based on their responsibilities, the Company’s performance and the achievement of established annual and other pre-established performance goals. Except as described below with respect to the Company’s Chief Executive Officer, and subject to the terms of each Named Executive Officer’s employment agreement, salary and bonus plans for the Named Executive Officers are recommended by management to the Compensation Committee for its consideration and approval. The Compensation Committee reviews management’s recommendations in light of the Company’s proposed budget and annual plan and each Named Executive Officer’s performance evaluation. The Compensation Committee, however, has the ultimate responsibility for determining and setting the compensation for the Named Executive Officers.

The Compensation Committee also has overall responsibility for establishing, implementing and monitoring the executive compensation program for other corporate level executives and operating unit Presidents. Salary and target bonus amounts, as well as stock option awards for other corporate level executives and operating unit Presidents, are recommended by management to the Compensation Committee for its consideration and approval. The Compensation Committee reviews management’s recommendations in light of each operating unit’s proposed budget and annual plan and each officer’s performance evaluation. The Compensation Committee then determines salaries and bonuses and approves stock option awards, if any, for employees in these operating units. Individual performance, including the performance of the executive officer’s business unit, if applicable, market conditions and other factors are considered in determining compensation.

As part of its oversight and administration of the Company's executive compensation programs, the Compensation Committee considered the impact of the Company's compensation policies and programs for its employees, including its executive officers, to determine whether they present a significant risk to the Company or encourage excessive risk taking by Company employees.  Based on its review, the Compensation Committee concluded that the Company's compensation programs do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the Company.

Executive Team Changes in 2009

In 2009, the Company experienced the following changes to its executive officer group. On July 1, 2009, Paul E. Avery retired as Chief Operating Officer.  In November 2009, the Company hired Elizabeth Smith as President and Chief Executive Officer, effective November 16, 2009, replacing A. William Allen III who retired from the same roles on November 15, 2009.  In connection with his retirement, Mr. Allen assumed the role of Chairman of the Board of Directors of the Company. Amounts paid to Mr. Avery and Mr. Allen in connection with their terminations of employment are reflected and described in the “Summary Compensation Table.” Also, see “Potential Payments upon Termination or Change in Control” for a description of their separation payments.

In connection with Ms. Smith’s commencement of employment with the Company, the Company entered into an employment agreement with her to serve as the Company’s President and Chief Executive Officer.  She also serves as a member of the Board of Managers of the Company and as a member of the Board of Directors of KHI. The employment agreement provides for a  five year term that is automatically extended an additional year at the end of the five year period and on each succeeding anniversary of the effective date unless the Company or Ms. Smith provides sixty days advance notice of intent not to renew. The employment agreement provides Ms. Smith with an annual base salary of $1,000,000 and an annual target cash bonus of 85% of base salary. In addition, Ms. Smith was granted certain stock options and also entered into two separate bonus arrangements with KHI, the terms of which are described in "Grants of Plan-Based Awards for Fiscal 2009."  If the share price of KHI common stock reaches $10.00 while she is employed, she will be entitled to receive an additional option award to purchase 550,000 shares of KHI common stock at an exercise price per share equal to the fair market value of a share of KHI common stock on the date the option is granted.  For a summary of Ms. Smith's employment agreement, see "Potential Payments upon Termination or Change in Control -- Summary of Employment Agreements and other Compensatory Arrangements."

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Philosophy and Objectives (continued)

Compensation Elements

The principal components of compensation for the Named Executive Officers consist of the following:

• base salary;
• performance and retention-based cash incentives;
• long-term stock incentives, generally in the form of stock options;
• other benefits and perquisites; and
• change in control and termination benefits.

Mix of Total Compensation

A significant percentage of total compensation is allocated to performance-based compensation.  There is no pre-established policy or target formula for the allocation between either cash and non-cash or short-term and long-term incentive compensation programs.  Rather, the Compensation Committee establishes the level and mix of incentive compensation based in part on informal market comparisons, its view of internal equity and consistency and other relevant considerations, such as rewarding extraordinary performance.  Cash compensation includes base salary and performance and retention-based incentives, and for our Named Executive Officers, the performance-based incentives are targeted to approach or exceed base salaries to emphasize performance-based compensation.  Long-term stock incentives in the form of stock options supplement cash compensation and only provide value when the Company’s equity value increases.  Stock options generally vest and are earned based on continued employment.  Restricted stock currently is not included as a primary form of compensation by the Compensation Committee and its inclusion will be re-evaluated from time to time.  In evaluating annual compensation of our executive officers and other members of management, the Company takes into consideration equity compensation as a percentage of total compensation, consistent with our philosophy that equity incentives more closely align the interests of our employees with the long-term interests of our Company.  Other benefits and perquisites represent only a small percentage of total compensation.  Each of the Named Executive Officers is a party to an employment agreement that sets a certain baseline level of compensation.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Base Salary

Base salary is used to reward demonstrated experience, skills and competencies. Base salary levels of executive officers are typically considered annually as part of the performance review process, as well as upon an executive officer’s promotion or other change in job responsibilities. Base salaries of the Named Executive Officers are listed in the table below. Except as noted below, the Compensation Committee has not increased base salaries for the Named Executive Officers who were our employees at the time of the merger since the Merger.

NAME	2009 BASE SALARY	INCREASE FROM 2008
A. William Allen III (1)	$1,060,875	$-
Elizabeth A. Smith (2)	1,000,000	N/A
Dirk A. Montgomery	472,000	-
Joseph J. Kadow	497,640	-
Jody L. Bilney (3)	400,000	-
Jeffrey S. Smith (4)	500,000	-
Paul E. Avery (5)	695,000	-
__________________
(1)	Mr. Allen retired from his position as President and Chief Executive Officer effective November 15, 2009.
(2)	Ms. Smith was hired as President and Chief Executive Officer effective November 16, 2009.
(3)	Ms. Bilney received an increase effective January 1, 2008 to the salary shown above, upon her promotion to Chief Brand Officer and Executive Vice President.
(4)	On January 1, 2008, Mr. Smith received an increase to the salary shown above.
(5)	Mr. Avery retired as Chief Operating Officer effective July 1, 2009.

Performance and Retention-Based Cash Incentives

Except as described below, cash incentives are paid under bonus plans based on the achievement of annual financial objectives together with the other criteria described below. Bonus plans are generally intended to provide incentives and rewards to the Named Executive Officers for achievement of annual financial goals. The design of the bonus plans reflects the Compensation Committee’s belief that a significant portion of annual compensation for each Named Executive Officer should be based on the financial performance of the Company.

Beginning in 2008, annual bonuses under the officer bonus plan (the “Officer Bonus Plan”) are based on the achievement of specified, planned levels of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). “Adjusted EBITDA” is calculated by adjusting EBITDA to exclude certain stock-based compensation expenses, non–cash expenses, and significant non–recurring items. We believe that focusing on Adjusted EBITDA closely aligns the interests of the Named Executive Officers with those interests of the Company since Adjusted EBITDA is reported to the Company’s lenders and is a key indicator of the Company’s financial performance.

The annual performance-based cash incentive target for each Named Executive Officer for 2009, as a percentage of his or her base salary, is as follows: Mr. Allen, 150% of base salary; Ms. Smith, 85% of base salary; Mr. Montgomery, 150% of base salary; Mr. Kadow, 100% of base salary; Ms. Bilney, 100% of base salary; Mr. Jeffrey S. Smith, 80% of base salary and Mr. Avery, 300% of base salary. The annual cash incentive targets were established so that the total potential annual cash compensation of the Named Executive Officers would be competitive with the marketplace when current base salary levels are considered.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

In 2009, bonus compensation for the Named Executive Officers, except for Ms. Smith, is comprised of a retention bonus (the “Retention Bonus”), a financial bonus (the “Financial Bonus”) and an OSI Plan bonus (the “OSI Plan Bonus”). At the beginning of the year, the Compensation Committee set the threshold, target and maximum payout levels for each component of the cash incentive. In 2009, Ms. Smith was not eligible for the Retention, Financial and OSI Plan Bonuses. Under the terms of Ms. Smith’s employment agreement, for 2009, she was entitled to receive a pro-rata bonus, calculated at target, based on the number of days she was employed by us during the year.

The Retention Bonus, which is paid without consideration of Company financial performance, is equal to 30% of the total annual target cash incentive described above (excluding the OSI Plan Bonus). The Retention Bonus was paid in January 2010 for each Named Executive Officer employed through December 31, 2009, except for Ms. Smith. In addition, although not employed at December 31, 2009, Mr. Allen was entitled to be paid a Retention Bonus in 2010 pursuant to the terms and conditions of his separation agreement. This bonus was paid in March 2010.

The Financial Bonus is equal to 70% of each Named Executive Officer’s total annual target cash incentive (excluding the OSI Plan Bonus) and is based on the Company’s 2009 financial performance relative to Adjusted EBITDA targets. The Financial Bonus is paid on a sliding scale of Adjusted EBITDA that begins at $347 million to a maximum bonus potential payout at an Adjusted EBITDA of $356 million.

The OSI Plan Bonus is in addition to the Retention and Financial Bonuses described above. All corporate employees, including the Named Executive Officers (other than Ms. Smith during 2009), share in a pool of funds equal to 50% of Adjusted EBITDA in excess of the specified target of $356 million, but subject to a maximum Adjusted EBITDA of $388 million. The payout for each eligible employee, including the Named Executive Officers, is calculated based on the total pool of funds relative to such employee’s annual target cash bonus. The maximum payout for each Named Executive Officer is capped at 200% of such Named Executive Officer’s annual target cash bonus. Adjusted EBITDA targets were established by the Compensation Committee at the beginning of the year based on consideration of Company initiatives as well as industry and general economic conditions and trends, among other considerations.

In connection with Ms. Smith’s commencement of employment, KHI also entered into two separate bonus arrangements with Ms. Smith: a retention bonus (the “KHI Retention Bonus”) and a performance-based bonus (the “KHI Incentive Bonus”). The KHI Retention Bonus provides for an aggregate bonus opportunity of $12,000,000, which will be paid to Ms. Smith by KHI over a four-year period in installments of $1,800,000, $3,000,000 and $3,600,000 (on each of the last two payment dates), generally subject to her remaining continuously employed through the applicable payment date. KHI structured the KHI Retention Bonus with larger payments scheduled on the later payment dates in order to provide a greater incentive to Ms. Smith to remain employed through the term of her employment agreement. The KHI Incentive Bonus provides for an aggregate bonus opportunity of up to $15,225,000. The KHI Incentive Bonus will generally only be paid to Ms. Smith by KHI if KHI completes an initial public offering or experiences a change in control (referred to as a “Qualifying Liquidity Event”), with certain amounts only paid if a Qualifying Liquidity Event occurs and certain performance targets are met relating to the value of KHI's common stock. The terms of the KHI Incentive Bonus are described in greater detail in "Grants of Plan-Based Awards for Fiscal 2009."  KHI entered into the KHI Incentive Bonus to further incentivize Ms. Smith to strengthen the performance of the Company and to increase KHI shareholder value to better position KHI to realize such increased value through an initial public offering or sale of KHI or the Company.

Cash incentives earned by the Named Executive Officers are reflected in the “Summary Compensation Table.” Threshold, target and maximum payments for 2009 under the Financial Bonus, OSI Plan Bonus and KHI Incentive Bonus are reflected in “Grants of Plan-Based Awards for Fiscal 2009.”

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

In 2010, annual bonus compensation for the Named Executive Officers, except for Mr. Jeffrey S. Smith, will be based solely on the Company’s 2010 financial performance relative to Adjusted EBITDA and comparable sales performance targets, as determined by the Compensation Committee.  The maximum payout for each Named Executive Officer is capped at 150% of their annual target cash bonus.  Adjusted EBITDA and comparable sales performance targets were established by the Compensation Committee at the inception of the year based on consideration of Company initiatives, as well as, industry and general economic conditions and trends, among other considerations.  In addition, in 2010, Ms. Smith will also continue to be entitled to receive bonus amounts under the KHI bonuses described above in accordance with the terms of these bonus agreements.

For 2010, financial performance relative to certain Adjusted EBITDA targets will be equal to 50% of each Named Executive Officer’s total annual potential cash incentive, except for Mr. Jeffrey S. Smith.  The other 50% of each Named Executive Officer’s total annual potential cash incentive, except for Mr. Jeffrey S. Smith, is based on the achievement of comparable sales performance targets against 2009 comparable sales performance.  Mr. Jeffrey S. Smith’s 2010 bonus compensation will be similar to that of the other Named Executive Officers, except that 75% of his bonus compensation will be based solely on the results of the Outback Steakhouse concept and the other 25% will be based on the results of the Company. The composition of the 25% of the bonus that is contingent on the Company’s performance, including targets, minimums and maximums, are identical to that of the other Named Executive Officers. As it relates to the 75% of the bonus that is dependent on the performance of Outback Steakhouse, one-half of the cash bonus incentive will be based on certain Adjusted EBITDA targets for the Outback Steakhouse concept and the other half of the bonus cash incentive will be based on the sales performance in 2010 for the Outback Steakhouse concept relative to 2009 sales performance for the Outback Steakhouse concept.

Long-Term Stock Incentives

The long-term incentive component of the compensation package is primarily comprised of stock options (and historically restricted stock) and is utilized to help align compensation of Named Executive Officers with the Company’s long-term financial performance.

Stock Options

On June 14, 2007, in conjunction with the Merger, KHI adopted the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “Equity Plan”).  Stock options are a form of compensation designed to reward performance with a longer-term focus, facilitate equity ownership and deter recruitment of our key personnel by competitors and others.  Awards under the Equity Plan are intended to align the long-term incentives of our executives with those of KHI’s stockholders. Grants of stock options are generally limited to the Company’s executive officers and other key employees and managers of the Company or its subsidiaries who are in a position to contribute substantially to the growth and success of the Company and its subsidiaries.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

The Equity Plan contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at the lower of exercise cost or fair market value at any time prior to the earlier of an initial public offering or a change of control. If an employee’s employment terminates as a result of death or disability, other than for Cause or for Good Reason (see “Potential Payments upon Termination or Change in Control” section for a summary of these definitions), KHI may repurchase the stock under this call option for fair market value. In accordance with accounting guidance for stock-based compensation, the Company generally does not record stock option expense for post-Merger options. However, in conjunction with certain stock option amendments for Mr. Allen, Mr. Avery and Mr. Kadow that removed this call option, the Company recorded compensation expense.

In conjunction with her commencement of employment, Ms. Smith was granted an option to purchase 4,350,000 shares of KHI common stock, with an exercise price of $6.50 per share. One-quarter of the shares underlying the option grant will vest and become exercisable in equal installments on each of the first five anniversaries of the date of grant, generally subject to Ms. Smith remaining continuously employed on the relevant vesting date. Three-quarters of the shares underlying the option grant will vest based on the same time vesting schedule as the other one-quarter option shares, but will only become exercisable upon a Qualifying Liquidity Event if certain performance targets are met relating to the value of KHI’s common stock. Ms. Smith’s option agreement provides that KHI can repurchase all shares purchased through exercise of stock options upon termination of employment at fair market value or, in the case of a termination for cause, at the lower of cost or fair market value. In accordance with accounting for stock-based compensation, the Company records compensation expense during the vesting period of the stock options.

In March 2010, the Compensation Committee of KHI approved a stock option exchange program under which all active Named Executive Officers, other than Ms. Smith, and certain other employees of the Company have the opportunity to exchange outstanding options with a $10.00 per share exercise price for the same number of replacement options with a $6.50 per share exercise price.  The Compensation Committee approved this program since, as result of the decline in the fair market value of KHI common stock, a major component of our total compensation had been significantly weakened.  Many employees of the Company perceived that their options were of limited value, which meant that the stock options granted to them were no longer an effective incentive to motivate and retain such employees.  Under the exchange program, the vested portion of the eligible options as of the grant date of the replacement options will be exchanged for options that are vested and exercisable immediately.  The unvested portion of the exchanged options will be exchanged for unvested replacement options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged options, plus one year, subject to the participant’s continued employment through the applicable vesting date.  For exchanged options that contain performance-based and time-based vesting conditions, the replacement options will contain only time-based vesting conditions and will vest in accordance with the above terms.  All options that are tendered and accepted for exchange pursuant to the exchange offer will be cancelled following the expiration of the offer, and the issuance of the replacement options is scheduled to occur on April 6, 2010.

See the “Grants of Plan-Based Awards for Fiscal 2009” for additional information regarding 2009 stock option grants to the Named Executive Officers.

Restricted Stock

On June 14, 2007, in conjunction with the Merger, shares of restricted stock held by certain of the Named Executive Officers prior to the Merger were exchanged for restricted stock in KHI. The KHI restricted stock awards vest 20% each year over five years on the anniversary date of the Merger, generally subject to continued employment on each applicable vesting date.  Additionally, Ms. Bilney elected to convert some of her shares of restricted stock into the right to receive cash on a deferred basis equal to the number of her shares multiplied by $41.15, less any required tax withholdings. This distribution payment will be made over a five-year period. She will not receive the undistributed restricted stock payment if she resigns or is terminated for cause prior to completing her current employment term.

The Compensation Committee did not grant any shares of restricted stock in 2009, nor does it anticipate granting any shares of restricted stock in the foreseeable future.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Other Benefits and Perquisites

Under their employment agreements, the Named Executive Officers are each entitled to receive certain perquisites and personal benefits. We believe these benefits are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior employees for key positions. Such benefits include, but are not limited to, complimentary food, automobile allowances, life insurance, medical insurance, three to four weeks of vacation, personal use of corporate aircraft, and in some cases, reimbursement for income taxes on certain taxable benefits. In connection with Ms. Smith’s commencement of employment and transition and relocation to Florida, the Company agreed to reimburse her for certain costs related to her relocation, including travel and moving transition and expenses. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers.

In 2005, we entered into an endorsement split dollar agreement with a $5 million death benefit for Mr. Avery, and in 2006, we acquired endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Allen, Montgomery and Kadow.  The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer.  The Company may not terminate the agreement regardless of continued employment except that the Company may terminate Mr. Montgomery’s agreement prior to his completion of seven years of employment with the Company commencing January 1, 2006.

Effective October 1, 2007, the Company implemented a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust. The deferred compensation plan allows highly compensated employees to contribute from 5% to 90% of their base salary and up to 100% of bonus on a pre-tax basis to an investment account consisting of 19 different investment fund options. From time to time, the Company may make a discretionary Company contribution to the plan on behalf of an eligible employee; however, no such discretionary contribution has been made to date. In the event of the employee’s termination of employment other than by reason of disability or death, the employee is entitled to receive the full balance in the account. The benefits will be paid in a single lump sum unless the employee has completed either five years of participation or ten years of service as of the date of termination of employment, in which case, the account will be paid as elected by the employee in equal annual installments over a specified period of two to 15 years. If the employee’s employment terminates due to death or disability prior to commencement of benefits, the Company will pay to the employee (or the employee’s beneficiary if applicable) the full balance in the account.

The amounts attributable to perquisites and other personal benefits provided to the Named Executive Officers are reflected in the “Summary Compensation Table.”

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Change in Control and Termination Benefits

Each of the Named Executive Officers is party to an employment agreement and other arrangements with the Company that may entitle them to payments or benefits upon a termination of employment and/or a change in control.  For a summary of these agreements and arrangements, see “Potential Payments upon Termination or Change in Control -- Summary of Employment Agreements and other Compensatory Arrangements.” Consistent with the terms of their respective employment agreements, Messrs. Allen and Avery were paid separation benefits upon their respective retirements from the Company. See “Potential Payments upon Termination or Change in Control -- Summary of Employment Agreements and other Compensatory Arrangements” for a discussion of Messrs. Allen’s and Avery’s separation payments.

TAX AND ACCOUNTING IMPLICATIONS

In making decisions about executive compensation, the Compensation Committee takes into account certain tax and accounting considerations, including Sections 409A and 280G of the Internal Revenue Code. The equity securities of the Company are not publicly held; accordingly, Section 162(m) of the Internal Revenue Code does not apply to the Company.  Additionally, we account for stock-based payments in accordance with the requirements of the Financial Accounting Standards Board (the “FASB”) Codification 718: Compensation – Stock Compensation.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Andrew Balson, J. Michael Chu and Chris T. Sullivan. Mr. Balson is a director of the Company and an officer and a Managing Director of Bain Capital. Affiliates of Bain Capital are shareholders of KHI. Mr. Chu is a director of the Company and an officer and a Managing Partner and Co-Founder of Catterton Partners. Catterton Partners and its affiliates are shareholders of KHI. Mr. Sullivan is a Founder, former Chief Executive Officer, KHI shareholder and director of the Company.

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket and other expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $10,286,000, $9,906,000 and $5,162,000 for the years ended December 31, 2009 and 2008 and the period from June 15 to December 31, 2007, respectively, were included in general and administrative expenses in the Company’s Consolidated Statements of Operations. The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

The father of Chris T. Sullivan, a member of the Board of Directors, made investments in the aggregate amount of approximately $48,000 in one unaffiliated limited partnership that owns and operates one Outback Steakhouse restaurant pursuant to a franchise agreement with Outback Steakhouse of Florida, LLC and received distributions from this partnership in the aggregate amount of approximately $5,582 for the year ended December 31, 2009.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2009.

Compensation Committee

Andrew B. Balson, Chairman
J. Michael Chu
Chris T. Sullivan

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation for the three-year period ending December 31, 2009 earned by each of our current and former principal executive officer, our principal financial officer and our three other most highly compensated executive officers, together with our former Chief Operating Officer, who would have been one of our other most highly compensated executive officers had he remained employed as of December 31, 2009. These individuals are referred to as our Named Executive Officers.

							NON-
							EQUITY
							INCENTIVE	ALL
							PLAN	OTHER
NAME AND				STOCK	OPTION		COMPEN-	COMPEN-
PRINCIPAL POSITION	YEAR	SALARY	BONUS (4)	AWARDS (5)	AWARDS (5)		SATION (6)	SATION (7)	TOTAL
A. William Allen III
Chief Executive Officer	2009	$ 938,467	$ 477,394	$ -	$ -		$ 2,670,222	$ 2,915,306	$ 7,001,389
(Former Principal Executive	2008	1,060,875	-	-	-		700,177	100,349	1,861,401
Officer) (1)	2007	943,875	1,473,000	18,328,500	2,149,122		178,411	4,277,671	27,350,579

Elizabeth A. Smith (2)
Chief Executive Officer	2009	115,385	107,123	-	4,447,875	(8)	-	150,235	4,820,611
(Principal Executive Officer)

Dirk A. Montgomery
Chief Financial Officer	2009	472,000	212,400	-	-		1,188,024	3,100	1,875,524
(Principal Financial and	2008	472,000	-	-	-		311,520	2,950	786,470
Accounting Officer)	2007	446,000	611,000	4,073,000	661,267		208,500	2,750	6,002,517

Joseph J. Kadow
Executive Vice President,	2009	497,640	149,292	-	-		835,040	9,188	1,491,160
Chief Officer-Legal and	2008	497,640	-	-	-		218,968	9,000	725,608
Corporate Affairs	2007	478,140	554,500	3,054,750	1,381,579		147,342	2,392,750	8,009,061

Jody L. Bilney	2009	400,000	336,536	-	-		671,200	4,200	1,411,936
Executive Vice President	2008	400,000	213,968	-	157,200		176,000	211,383	1,158,551
and Chief Brand Officer	2007	356,500	13,000	1,018,250	-		140,838	4,200	1,532,788

Jeffrey S. Smith	2009	500,000	232,500	-	-		671,200	4,800	1,408,500
President of Outback	2008	500,000	37,500	-	-		180,000	4,800	722,300
Steakhouse of Florida, LLC	2007	333,846	37,500	-	583,200	(8)	245,197	515,200	1,714,936

Paul E. Avery	2009	355,519	-	-	-		1,749,315	1,728,496	3,833,330
Chief Operating Officer (3)	2008	695,000	-	-	-		1,317,400	121,902	2,134,302
	2007	695,000	1,360,000	12,345,000	1,983,804		625,500	11,526,197	28,535,502
_________________
(1)	Mr. Allen retired from this position effective November 15, 2009.
(2)	Ms. Smith commenced employment effective November 16, 2009.
(3)	Mr. Avery retired from this position effective July 1, 2009.
(4)
Bonus amounts are comprised of the following components: (i) 2007 amounts paid in conjunction with the Merger, (ii) Ms. Bilney’s 2008 and a portion of her 2009 bonus amounts reflect cash paid for the vesting of a portion of her restricted stock that was granted at the time of her employment and then converted on June 14, 2007 into the right to receive cash on a deferred basis, (iii) Mr. Jeffrey S. Smith’s 2008 and a portion of his 2009 bonus amounts reflect certain options that were converted at the Merger into the right to receive cash on a deferred basis, (iv) Ms. Smith’s 2009 bonus represents her target annual bonus, pro-rated for the number of days she was employed during 2009, and (v) all other 2009 bonus amounts represent the Retention Bonus, which is paid without consideration of the Company’s financial performance at an amount equal to 30% of each Named Executive Officer’s total annual target cash incentive (excluding the OSI Plan Bonus).

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Summary Compensation Table (continued)

(5)
Represents the aggregate grant date fair value of restricted stock and stock option awards computed in accordance with accounting guidance for stock-based compensation.  The stock option awards are valued at fair value using the Black-Scholes option pricing model. See footnote 4, Stock-Based and Deferred Compensation Plans, within the Company’s consolidated financial statements for the assumptions made to value the equity compensation awards.

(6)
Non-equity incentive plan compensation represents amounts earned under the Officer Bonus Plan in 2009 and 2007, and the Blueprint Initiatives in 2008. No amounts were paid under the Officer Bonus Plan in 2008. The Blueprint Initiatives amounts earned in 2008 are for the achievement of measurable cost saving initiates relative to a percentage of each Named Executive Officer’s bonus potential (other than Ms. Smith). See “Compensation Discussion and Analysis – Compensation Elements” for discussion of the 2009 Officer Bonus Plans.

(7)	The table below reflects the 2009 components of “All Other Compensation.”
(8)
For Ms. Smith, aggregate grant date fair value in 2009 is comprised only of her Tranche A stock options. No expense is included in the Summary Compensation Table with respect to the remainder of the stock options granted to her in 2009 since the performance conditions are not considered probable of occurrence. See “Grants of Plan-Based Awards, for Fiscal 2009” for additional details on these performance-based stock options awards. For Mr. Jeffrey S. Smith, the 2007 amount excludes certain performance-based stock option awards (155,000 option shares) since the likelihood of occurrence of the performance conditions is not considered probable.

						REIMBURSE
		TERMINATION	LIFE			OTHER
NAME	YEAR	PAYMENTS (1)	INSURANCE	AUTO	AIRPLANE (2)	EXPENSES (3)	TOTAL
A. William Allen III	2009	$2,798,237	$3,700	$4,400	$108,969	$-	$2,915,306
Elizabeth A. Smith	2009	-	-	-	141,549	8,686	150,235
Dirk A. Montgomery	2009	-	3,100	-	-	-	3,100
Joseph J. Kadow	2009	-	4,388	4,800	-	-	9,188
Jody L. Bilney	2009	-	-	4,200	-	-	4,200
Jeffrey S. Smith	2009	-	-	4,800	-	-	4,800
Paul E. Avery	2009	1,682,601	3,950	2,400	39,545	-	1,728,496
__________________
(1)
The amounts in this column reflect the severance amounts paid to or accrued for Mr. Allen ($2,648,443) and Mr. Avery ($1,668,525) and COBRA premiums paid to or accrued for Mr. Allen ($11,065) and Mr. Avery ($14,076) under the terms of their separation agreements. See “Change in Control and Termination Benefits -- Summary of Employment Agreements and other Compensatory Arrangements” for a discussion of their respective separation agreements.

(2)
The amounts in this column reflect the aggregate incremental cost to the Company of personal use of the Company aircraft based on an hourly charge, determined to include the cost of fuel and other variable costs associated with the particular flights. Since the Company’s aircraft are primarily for business travel, we do not include the fixed costs that do not change based on usage, including the cost to purchase the aircraft and the cost of maintenance not related to trips. Amounts for Ms. Smith include the reimbursement of a “gross-up” for the payment of taxes ($37,440).

(3)	The amounts paid to Ms. Smith were for relocation-related costs and include the reimbursement of a “gross-up” for the payment of taxes ($2,297).

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Grants of Plan-Based Awards for Fiscal 2009

Stock Options and Non-Equity Incentives

The following table summarizes the non-equity incentive plan awards for fiscal 2009 under the Officer Bonus Plans (comprising of the Retention, Financial and OSI Plan bonuses) and the KHI Incentive Bonus Plan, as well as equity incentive plan awards in the form of stock options for fiscal 2009.
								ALL OTHER
								OPTION
								AWARDS	EXERCISE
		ESTIMATED FUTURE PAYOUTS			ESTIMATED FUTURE PAYOUTS			NUMBER OF	PRICE	FAIR
		UNDER NON-EQUITY INCENTIVE			UNDER EQUITY INCENTIVE			SECURITIES	OF	VALUE
		PLAN AWARDS			PLAN AWARDS			UNDERLYING	OPTION	ON
	GRANT	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	OPTIONS	AWARDS	GRANT
NAME	DATE	($)	($)	($)	(#)	(#)	(#)	(#)	($/Sh) (3)	DATE ($)
A. William Allen III	-	-	-	-	-	-	-	-	-	-
Officer Bonus Plan (1)	-	-	1,113,919	2,705,231	-	-	-	-	-	-
Elizabeth A. Smith	-	-	-	-	-	-	-	-	-	-
KHI Incentive Bonus Plan (2)	-	-	15,225,000	-	-	-	-	-	-	-
Stock Options - Tranche A (3)(4)	11/16/09	-	-	-	-	-	-	1,087,500	6.50	4,795,875
Stock Options - Tranche B (3)(5)	11/16/09	-	-	-	-	1,087,500	-	-	6.50	-
Stock Options - Tranche C (3)(5)	11/16/09	-	-	-	-	1,087,500	-	-	6.50	-
Stock Options - Tranche D (3)(5)	11/16/09	-	-	-	-	1,087,500	-	-	6.50	-
Dirk A. Montgomery	-	-	-	-	-	-	-	-	-	-
Officer Bonus Plan (1)	-	-	495,600	1,203,600	-	-	-	-	-	-
Joseph J. Kadow	-	-	-	-	-	-	-	-	-	-
Officer Bonus Plan (1)	-	-	348,348	845,988	-	-	-	-	-	-
Jody L. Bilney	-	-	-	-	-	-	-	-	-	-
Officer Bonus Plan (1)	-	-	280,000	680,000	-	-	-	-	-	-
Jeffrey S. Smith	-	-	-	-	-	-	-	-	-	-
Officer Bonus Plan (1)	-	-	280,000	680,000	-	-	-	-	-	-
Paul E. Avery	-	-	-	-	-	-	-	-	-	-
Officer Bonus Plan (1)	-	-	729,750	1,772,250	-	-	-	-	-	-
__________________
(1)
Amounts represent performance-based cash incentive awards and are comprised of the following components: (i) the Financial Bonus, which is equal to 70% of each Named Executive Officer’s total annual target cash incentive (excluding the OSI Plan Bonus) and is based on the Company’s 2009 financial performance relative to Adjusted EBITDA targets beginning at $347 million with a maximum bonus potential payout at an Adjusted EBITDA of $356 million and (ii) the OSI Plan Bonus. All corporate employees, including the Named Executive Officers (other than Ms. Smith with respect to 2009), share in a pool of funds equal to 50% of Adjusted EBITDA in excess of the specified targets of $356 million, with a maximum cap of $388 million. The payout for each eligible employee, including the Named Executive Officers, is calculated based on the total pool of funds relative to their annual potential cash bonus. The maximum payout for each Named Executive Officer is capped at 200% of their annual potential cash bonus.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Grants of Plan-Based Awards for Fiscal 2009 (continued)

(2)
Represents a performance-based bonus granted by KHI to Ms. Smith. Ms. Smith's right to the KHI Incentive Bonus will vest in equal installments of 20% on each of November 16, 2010, 2011, 2012, 2013 and 2014, generally subject to her remaining continuously employed on each vesting date. To the extent vested, 25% of the KHI Incentive Bonus will be paid upon the occurrence of a Qualifying Liquidity Event or the expiration of a ten-year period on November 16, 2019, if she is then employed, and the remaining 75% will only be paid upon the occurrence of a Qualifying Liquidity Event if the value of KHI common stock (determined on the basis of trading price or change of control value, as applicable) exceeds certain minimum thresholds ranging from $5.00 per share to $10.00 per share. The portion of any bonus that is not time vested at the time of a Qualifying Liquidity Event (or a Qualifying Liquidity Event that meets the relevant performance targets, as applicable) will be paid over the remainder of the vesting schedule, generally subject to Ms. Smith’s continued employment. For a discussion of the treatment of the KHI Incentive Bonus on a termination of Ms. Smith’s employment, see “Potential Payments Upon Termination or Change in Control – Summary Employment and Other Compensatory Arrangements.”

(3)
KHI granted Ms. Smith an option to purchase an aggregate of 4,350,000 shares of KHI common stock on November 16, 2009. On December 31, 2009, the exercise price of the option award was increased to $6.50 per share. All other terms of the stock option agreement remained unchanged. The stock options were granted under the Equity Plan, have a term of ten years and an exercise price equal to $6.50, which represents an amount equal to or greater than the fair market value of a share of KHI common stock on the date the option was granted. The options vest in five equal annual installments, with accelerated vesting upon a termination of employment without cause or for good reason (50% in the event of a termination of employment other than after a qualifying change in control and 100% in the event of a termination of employment following a qualifying change in control). In accordance with the accounting guidance for stock-based compensation, tranches B, C and D are not considered probable of occurrence since a Qualifying Liquidity Event was not probable at the time of grant. As such, there is no associated fair value on the grant date. The stock options, to the extent vested, will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith's employment, depending on the type of stock option and the nature of the termination, except that all stock options, whether or not then vested, will be forfeited upon a termination for cause.

(4)
Tranche A stock options vest and become exercisable in equal installments on each of November 16, 2010, 2011, 2012, 2013 and 2014, generally subject to Ms. Smith remaining continuously employed on each vesting date. Fair value on grant date is computed using a fair market value of $6.15 per share as calculated under accounting guidance for stock-based compensation.

(5)
Tranches B, C and D stock options vest in equal installments on each of November 16, 2010, 2011, 2012, 2013 and 2014, generally subject to Ms. Smith remaining continuously employed through each vesting date, and will only become exercisable (to the extent then vested) upon a Qualifying Liquidity Event in which the value of KHI’s common stock at such Qualifying Liquidity Event exceeds a certain minimum threshold ranging from $5 per share to $10.00 per share, depending on the particular tranche.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding stock options and unvested restricted stock awards for each Named Executive Officer as of December 31, 2009. The holder of restricted stock has the right to vote and receive dividends with respect to the shares, but may not transfer or otherwise dispose of the shares. The unvested portion of each restricted stock award is subject to forfeiture if the holder’s employment terminates prior to vesting.

			EQUITY INCENTIVE
			PLAN AWARDS:
			NUMBER OF
			SECURITIES	OPTION		SHARES OF RESTRICTED
	NUMBER OF		UNDERLYING	EXERCISE		STOCK AWARDS THAT
	SECURITIES UNDERLYING		UNEXERCISED	PRICE	OPTION	HAVE NOT VESTED
	UNEXERCISED OPTIONS (#)		UNEARNED	PER	EXPIRATION	NUMBER OF	MARKET
NAME	EXERCISABLE	UNEXERCISABLE (1)	OPTIONS (#)	SHARE (8)	DATE	SHARES (#) (1)	VALUE (2)
A. William Allen III (3)	497,482	-	-	$10.00	06/14/17	-	$-
Elizabeth A. Smith (4)	-	1,087,500	3,262,500	6.50	11/16/19	-	-
Dirk A. Montgomery	61,228	91,843	-	10.00	06/14/17	246,900	1,518,435
Joseph J. Kadow (5)	127,924	191,886	-	10.00	06/14/17	-	-
Jody L. Bilney	8,000	32,000	-	10.00	02/11/18	61,725	379,609
Jeffrey S. Smith (6)	57,600	86,400	155,000	10.00	10/25/17	-	-
Paul E. Avery (7)	183,684	-	-	10.00	06/14/17	-	-
__________________
(1)
Grants vest 20% annually over five years on the anniversary date of the grant. See “Potential Payments upon Termination or Change in Control” for additional information regarding accelerated vesting on certain terminations of employment.

(2)	Market value is calculated by multiplying $6.15, which is the fair market value of a share of KHI common stock on December 31, 2009 by the number of shares subject to the award.
(3)
In June 2009, Mr. Allen’s stock option agreement was amended to provide that upon his retirement, all unvested stock options would become vested and exercisable.  Additionally, the management call provision that allows KHI to repurchase all shares through the exercise of stock options upon termination of employment at the lower of exercise cost or fair market value at any time prior to the earlier of an initial public offering or a change in control was removed.  In June 2009, Mr. Allen’s restricted stock agreement was also amended resulting in the acceleration of all restricted stock awards that had not yet vested (1,111,050 shares).

(4)
See "Grants of Plan-Based Awards for Fiscal 2009" for a description of Ms. Smith’s equity awards. Unearned equity incentive plan awards represent 1,087,500 stock options for each of tranches B, C and D of her 2009 option award.

(5)
In June 2009, Mr. Kadow’s restricted stock agreement was amended resulting in the acceleration of all restricted stock awards that had not yet vested (185,175 shares).  Additionally, the management call provision that allows KHI to repurchase all shares through the exercise of stock options upon termination of employment at the lower of exercise cost or fair market value at any time prior to the earlier of an initial public offering or a change in control was removed.

(6)
Mr. Jeffrey S. Smith’s 155,000 unearned stock options will vest on December 31, 2012, the fifth anniversary of the date of grant, dependent on the financial performance of the Outback concept. Specifically, EBIDTA during the five-year period after the grant date will be compared to forecasted EBITDA amount resulting in a graded vesting.

(7)
As a result of Mr. Avery’s retirement, 275,530 options were forfeited.  Additionally, the management call provision that allows KHI to repurchase all shares through the exercise of stock options upon termination of employment at the lower of exercise cost or fair market value at any time prior to the earlier of an initial public offering or a change in control was removed.  In June 2009, Mr. Avery’s restricted stock agreement was amended resulting in the acceleration of all restricted stock awards that had not yet vested (740,700 shares).

(8)
In March 2010, KHI offered all active Named Executive Officers, other than Ms. Smith, and other employees of the Company the opportunity to exchange outstanding options with a $10.00 exercise price for the same number of replacement options with a $6.50 exercise price. The replacement options will be immediately vested and exercisable in the same amount as the exchanged options were vested as of the grant date of the replacement options.  The unvested portion of the exchanged options will be exchanged for unvested replacement options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged options, plus one year, subject to the participant’s continued employment through the applicable vesting date. For exchanged options that contain performance-based and time-based vesting conditions, the replacement options will contain only time-based vesting conditions and will vest in accordance with the above terms. All options that are tendered and accepted for exchange pursuant to the exchange offer will be cancelled following the expiration of the offer and the issuance of the replacement options is scheduled to occur on April 6, 2010.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Option Exercises and Restricted Stock Vested for Fiscal 2009

The following table summarizes the stock option exercises and the vesting of restricted stock during fiscal 2009:

	OPTION AWARDS		RESTRICTED STOCK AWARDS
	NUMBER OF		NUMBER OF
	SHARES	VALUE	SHARES	VALUE
	ACQUIRED	REALIZED	ACQUIRED	REALIZED
	ON EXERCISE	ON EXERCISE	ON VESTING	ON VESTING
NAME	(#)	($)	(#)	($) (1)
A. William Allen III (2)	-	$-	1,481,400	$4,384,944
Elizabeth A. Smith	-	-	-	-
Dirk A. Montgomery	-	-	82,300	243,608
Joseph J. Kadow (2)	-	-	246,900	730,824
Jody L. Bilney	-	-	20,575	60,902
Jeffrey S. Smith	-	-	-	-
Paul E. Avery (2)	-	-	987,600	2,923,296
 __________________
(1)
Value realized on vesting of restricted stock awards is calculated by multiplying the estimated fair market value of KHI common stock on June 14, 2009 ($2.96 per share) by the number of shares vesting.

(2)	Each of Messrs. Allen, Kadow and Avery’s restricted stock agreements were amended in June 2009 to accelerate the vesting of any then unvested restricted shares.

On June 14, 2009, 2,818,775 shares of KHI restricted stock issued to our Named Executive Officers vested (including restricted stock that vested as a result of the amended restricted stock agreements discussed in the table above). In accordance with the terms of existing Employee Rollover Agreement and the Restricted Stock Agreements, KHI loaned approximately $3,072,000 to these individuals in July 2009 for their personal income tax obligations that resulted from the vesting. The loans are full recourse and are collateralized by the shares of KHI restricted stock that vested.

Pension Benefits

The Company does not sponsor any defined benefit pension plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Deferred Compensation Plans

The Company has a Deferred Compensation Plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(K) Plan and Trust, as described in “Compensation Elements – Other Benefits and Perquisites.”

The following table summarizes current year contributions to the Company’s Deferred Compensation Plan by each of the Named Executive Officers who participated along with aggregate gains for the year and the aggregate balance as of December 31, 2009. The Company did not make any contributions to the Deferred Compensation Plan during 2009. The Named Executive Officers are fully vested in all contributions to the plan. The amounts listed as executive contributions are included as “Salary” in the “Summary Compensation Table.” Aggregate gains of the Deferred Compensation Plan are not included in the “Summary Compensation Table.”

	EXECUTIVE	AGGREGATE	AGGREGATE	AGGREGATE
	CONTRIBUTIONS	WITHDRAWALS	GAINS	BALANCE AT
NAME	IN 2009	IN 2009	IN 2009	DECEMBER 31, 2009
Joseph J. Kadow (1)	$-	$(268,653)	-	$-
Dirk A. Montgomery	79,650	-	119,602	285,101
__________________
(1)	Mr. Kadow elected to withdraw his Deferred Compensation Plan aggregate balance at December 31, 2008. This payment occurred in January 2009.

 OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control

Summary of Employment Agreements and other Compensatory Arrangements

We have entered into employment agreements and other arrangements with each of our Named Executive Officers that provide certain rights and benefits upon termination of employment and/or a change of control.

Rights and Potential Payments upon Termination or Change in Control: Ms. Smith

Effective November 16, 2009, in connection with her commencement of employment, we entered into an employment agreement with Ms. Smith. Her employment agreement is for a period of five years commencing on November 16, 2009 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below. The term of her employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Ms. Smith's employment may be terminated as follows:

•	Upon her death or Disability (as such term is defined in the agreement);

•
By the Company for Cause.  For purposes of her employment agreement, “Cause” is defined to include: the executive’s (i) willful failure to perform, or gross negligence in the performance of, the executive’s duties and responsibilities to the Company or its affiliates (other than any such failure from incapacity due to physical or mental illness), subject to notice and cure periods, (ii) indictment or conviction of or plea of guilty or nolo contendere to a felony or other crime involving moral turpitude, (iii) engaging in illegal misconduct or gross misconduct that is intentionally harmful to the Company or its affiliates, or (iv) any material and knowing violation by the executive of any covenant or restriction contained in her employment agreement or any other agreement entered into with the Company, KHI, or any of their respective affiliates;

•	By the Company other than for Cause;

•
By Ms. Smith for Good Reason. For purposes of her employment agreement, "Good Reason" is defined to include: (i) a material diminution in the nature or scope of the executive’s duties, authority or responsibilities, including, without limitation, loss of membership on the Board of Managers of the Company or the KHI Board of Directors (with certain listed exceptions), (ii) a reduction of her annual base salary or annual target cash bonus, (iii) the Company requiring the executive to be based at a location in excess of 50 miles from the location of the Company’s principal executive offices in Tampa, Florida as of the effective date of her employment agreement, or (iv) a material breach by the Company or KHI of its obligations under her employment agreement or the KHI Retention Bonus Agreement; or

•	By Ms. Smith other than for Good Reason.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control: Ms. Smith (continued)

Under Ms. Smith's employment agreement, she will be entitled to receive severance benefits if her employment is terminated by the Company other than for Cause or if she terminates employment for Good Reason.  If her employment is terminated under these circumstances, she will be entitled to receive severance benefits as follows:

•
Earned but unpaid base salary as of the date of termination, any annual bonus earned in the fiscal year preceding that in which termination occurs that remains unpaid, and unreimbursed expenses, including certain tax gross-up payments through the date of termination; and

•
Severance equal to two times the sum of her base salary at the rate in effect on the date of termination plus target annual cash bonus for the year of termination; payable in 24 equal monthly installments from the effective date of such termination.

In the event Ms. Smith's employment is terminated due to her death or Disability, she will receive any earned but unpaid amounts described above as of the date of her employment termination.  She will also be entitled to receive a pro-rata annual target bonus calculated based on the number of days during the year that she was employed.  A change in control does not trigger any severance payments to her under the employment agreement.

In addition to the rights and potential payments due Ms. Smith upon termination under her employment agreement, Ms. Smith, upon termination of employment or a change in control, also has certain rights and potential payments due her under the KHI Retention and Incentive Bonus agreements, as described below.

KHI Retention Bonus

On a termination of Ms. Smith’s employment by the Company without Cause or by her for Good Reason, she will be entitled to receive any then unpaid amounts of the Retention Bonus, whether vested or unvested, and this amount will be reduced (but not below zero) by the severance amount provided under her employment agreement as described above.

KHI Incentive Bonus

If Ms. Smith's employment is terminated by the Company other than for Cause or by her for Good Reason prior to the occurrence of a Qualifying Liquidity Event, 50% of the unvested KHI Incentive Bonus will immediately vest upon such termination. If such termination occurs following a change in control (or a change in control that meets the relevant performance targets, as applicable), 100% of the KHI Incentive Bonus amount, to the extent earned, will immediately vest. If Ms. Smith is employed by the Company on the first anniversary of a change in control (or a change in control that meets the relevant performance targets, as applicable), to the extent earned, the then unpaid portion of the KHI Incentive Bonus will be paid to her.

Portion of the Bonus Payable upon a Qualifying Liquidity Event

On a termination of Ms. Smith's employment as a result of death or Disability, by her for Good Reason or by the Company other than for Cause, Ms. Smith will be entitled to receive the then time-vested (after giving effect to the vesting acceleration described above, if applicable) and unpaid portion of the portion of the KHI Incentive Bonus that is generally payable solely upon the occurrence of a Qualifying Liquidity Event, regardless of whether one has occurred.

Upon a voluntary termination of employment, she will only be entitled to receive the then time-vested portion of the bonus that is generally payable solely upon the occurrence of a Qualifying Liquidity Event if a Qualifying Liquidity Event occurs within three years following her termination of employment.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control: Ms. Smith (continued)

Portion of the Bonus Payable upon a Qualifying Liquidity Event that Meets Certain Performance Targets

Upon termination of Ms. Smith's employment as a result of her death or Disability or a voluntary termination of employment without Good Reason prior to the occurrence of a Qualifying Liquidity Event, if a Qualifying Liquidity Event occurs within the one-year period following employment termination, in the case of a termination due to her death or Disability, or the 180-day period following employment termination in the case of a voluntary termination, Ms. Smith (or her estate) will be entitled to receive the then time-vested portion of the portion of the KHI Incentive Bonus that is payable on a Qualifying Liquidity Event that meets the relevant share price performance targets (to the extent the bonus is earned).  If her termination of employment is by the Company other than for Cause or by her for Good Reason prior to the occurrence of a Qualifying Liquidity Event, she will be entitled to receive all or a portion of the then time-vested portion of this bonus (after giving effect to the vesting acceleration described above, if applicable) if a Qualifying Liquidity Event that meets the relevant share price performance targets occurs within a period ranging from one to three years following termination (to the extent the bonus is earned).

If her termination of employment is by the Company without Cause or by her for Good Reason following a Qualifying Liquidity Event, to the extent earned, she will be entitled to receive any unpaid portion of the bonus upon employment termination (after giving effect to the vesting acceleration described above, if applicable).

If Ms. Smith’s employment terminates following an initial public offering that does not meet the applicable share price performance targets, Ms. Smith (or her estate) will be entitled to be receive the then time-vested portion of this bonus if the relevant share price targets are subsequently met in the one-year period following her termination in the case of termination due to death or Disability or the 90-day period following any other termination of employment.

In the case of a termination for Cause, any unpaid portion of the KHI Incentive Bonus will be forfeited in its entirety.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control: Messrs. Montgomery and Kadow

Effective as of June 14, 2007, the Merger closing date, and amended effective January 1, 2009, each of Messrs. Montgomery and Kadow executed amended and restated employment agreements with the Company.  Mr. Kadow's employment agreement was further amended effective June 12, 2009.  Their employment agreements are for a period of five years commencing on June 14, 2007 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreements as explained below. The terms of their employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

The employment of each executive may be terminated as follows:

•	Upon the executive's death or Disability (as such term is defined in the agreement); or

•
By the Company for Cause. For purposes of their agreements, for Mr. Montgomery “Cause” is defined to include: the executive’s (i) gross neglect of duty or prolonged absence from duty (other than any such failure resulting from incapacity due to physical or mental illness), subject to notice and cure periods; (ii) conviction or a plea of guilty or nolo contendere with respect to commission of a felony under federal law or in the last of the stage in which such action occurred; (iii) the willful engaging in illegal misconduct or gross misconduct that is materially and demonstrably injurious to the Company or (iv) any material violation of any material covenant or restriction contained in their employment agreements. For Mr. Kadow, “Cause” means any of the following: (i) conviction or plea of guilty or nolo contendere with respect to commission of a felony under federal law or under the law of the state  in which such action occurred or (ii) the willful engaging in illegal misconduct or gross misconduct that is materially and demonstrably injurious to the Company;

•	At the election of the Company, at any time and including in the event of a determination by the Company to cease business operations;

•
By the executive for Good Reason. For purposes of their agreements, “Good Reason” is defined to include: (i) the assignment to the executive of any duties inconsistent in any respect with the executive’s position, duties or responsibilities as in effect immediately prior to the effective date, or any diminution in such position, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and that is promptly remedied by the Company; (ii) a reduction by the Company in the executive’s base salary or benefits as in effect immediately prior to the effective date; (iii) the Company requiring the executive to be based at or generally work from any location more than 50 miles from the location at which the executive was based or generally worked immediately prior to the effective date or (iv) the failure by the Company to comply with the fringe benefits contained in their agreements; or

•	By the executive without Good Reason.

For all purposes of their agreements, termination for Cause shall be deemed to have occurred on the date of the executives resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control: Messrs. Montgomery and Kadow (continued)

Under each executive's employment agreement, the executive will be entitled to receive severance benefits if his employment is terminated by the Company other than for Cause or if he terminates employment for Good Reason.  If the executive's employment is terminated under these circumstances, he will be entitled to receive severance benefits as follows:

•
Severance equal to the base salary then in effect and the average of the three most recent annual bonuses paid to the executive, payable in 12 equal monthly installments from the effective date of such termination;

•	Any accrued but unpaid bonus in respect to the fiscal year preceding the year in which such termination of employment occurred;

•	Continuation for one year of medical, dental and vision benefits generally available to executive officers; and

•	Full vesting of life insurance benefits and benefits continuation for one year following such termination.

Their employment agreements provide that they will only receive, upon termination of employment for death or Disability, any accrued but unpaid bonus in respect to the fiscal year preceding that in which termination occurs. A change in control does not trigger any severance payments to the executive under his employment agreement.

Rights and Potential Payments upon Termination or Change in Control: Ms. Bilney

Ms. Bilney entered into an employment agreement with the Company effective October 1, 2006 and amended effective February 5, 2008. Her employment agreement is for a period of five years commencing on October 1, 2006 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below. The terms of her employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Ms. Bilney's employment may be terminated as follows:

•	Upon her death or Disability (as such term is defined in the agreement);

•
By the Company for Cause. For purposes of her agreement, “Cause” is defined to include:  (i) failure of the executive to perform the duties assigned to the executive in a manner satisfactory to the Company, in its sole discretion; (ii) any dishonesty in the executive’s dealing with the Company or its affiliates, the commission of fraud by the executive, negligence in the performance of the duties of the executive, insubordination, willful misconduct, or the conviction (or plea of guilty or nolo contendere) of the executive of any felony or any other crime involving dishonesty or moral turpitude; (iii) any violation of any covenant or restriction contained within specified sections of the executive’s employment agreement; or (iv) any violation of any material published policy of the Company or its affiliates.

•
At the election of the Company, including upon the sale of majority ownership interest in the Company or substantially all the assets of the Company or in the event of a determination by the Company to cease business operations.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control: Ms. Bilney (continued)

For all purposes of her agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Ms. Bilney’s employment agreement provides that she will receive severance benefits in the event of a termination of employment by the Company without Cause. Under these circumstances, she will be entitled to receive an amount equal to the sum of the base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to her under her employment agreement.

Rights and Potential Payments upon Termination or Change in Control: Mr. Jeffrey S. Smith

Mr. Jeffrey S. Smith entered into an employment agreement with Outback Steakhouse of Florida, LLC (“Outback Steakhouse”), a wholly-owned subsidiary of the Company, effective April 12, 2007 and amended effective January 1, 2009. His employment agreement is for a period of five years commencing on April 12, 2007 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below. The terms of his employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Mr. Smith's employment may be terminated as follows:

•	Upon his death or Disability (as such term is defined in the agreement);

•
By Outback Steakhouse for Cause. For purposes of his agreement, “Cause” is defined to include:  (i) any dishonesty in the executive’s dealing with Outback Steakhouse, the commission of fraud by the executive, negligence in the performance of the duties of the executive, insubordination, willful misconduct, or the conviction (or plea of guilty or nolo contendere) of the executive of any felony or any other crime involving dishonesty or moral turpitude; (ii) any violation of any covenant or restriction contained within the executive’s employment agreement; or (iii) any violation of any material published policy of Outback Steakhouse or its affiliates;

•
At the election of Outback Steakhouse, including upon the sale of majority ownership interest in the Company or substantially all the assets of the Company or in the event of a determination by the Company to cease business operations; or

•	By Outback Steakhouse in its sole discretion, for any reason or no reason.

For all purposes of his agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Jeffrey S. Smith’s employment agreement provides that he will only receive severance benefits in the event of a termination of employment if his employment is terminated under the circumstances described in the last bullet above. In this case, he will be entitled to receive as full and complete severance compensation an amount equal to the sum of his base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to him under his employment agreement.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Stock Option Plans

The treatment of equity awards held by the Named Executive Officers upon a termination of employment and/or a change in control is described below.

Stock Option Plans: Ms. Smith

Pursuant to the terms of Ms. Smith's option agreement, on a termination of Ms. Smith's employment by her for Good Reason or by the Company other than for Cause, Ms. Smith will be entitled to receive accelerated vesting of her outstanding options (50% in the event of a termination of employment other than after a qualifying change in control and 100% in the event of a termination of employment following a qualifying change in control).  As described above in the "Grants of Plan-Based Awards for Fiscal 2009,” a portion of Ms. Smith's outstanding stock options will become exercisable only following an initial public offering or a change of control in which the value of KHI’s common stock exceeds certain minimum thresholds. All or a portion of the options, to the extent vested, will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith's employment, depending on the type of option and the nature of the termination, except that all options, whether or not then vested, will be forfeited on a termination for Cause.

Stock Option Plans and Restricted Stock Grants: Mr. Montgomery, Mr. Jeffrey S. Smith and Ms. Bilney

Pursuant to agreements with Mr. Montgomery, Mr. Jeffrey S. Smith and Ms. Bilney, any then outstanding unvested stock options will become fully vested and exercisable on or after the occurrence of a change in control if (i) the executive is terminated by the Company without Cause or (ii) the executive terminates employment for Good Reason.  Upon any other termination of employment, the unvested portion of the option will terminate.

To the extent the stock option is vested and exercisable prior to the cessation of employment, the stock option will remain exercisable (i) for one year in the case of a termination of employment resulting from death or Disability or (ii) for 90 days following the termination of employment for any other reason.

Pursuant to agreements with Mr. Montgomery and Ms. Bilney, unvested restricted stock will vest immediately upon (i) a change in control; (ii) termination of the executive by the Company without Cause; (iii) termination by the executive for Good Reason or (iv) death or Disability.  Unvested restricted stock will immediately be forfeited if the executive is terminated by the Company for Cause.

Mr. Jeffrey S. Smith does not have any outstanding restricted stock awards.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Stock Option Plans: Mr. Kadow

Pursuant to agreements with Mr. Kadow, unvested stock options will become fully vested and exercisable on or after the occurrence of a change in control if (i) Mr. Kadow's employment is terminated by the Company without Cause or (ii) he terminates employment for Good Reason.  Unvested stock options will be forfeited upon any other termination of employment.

Mr. Kadow’s stock option agreement was amended on June 12, 2009.  Under the terms of the amended stock option agreement, to the extent the stock options are vested and exercisable prior to the cessation of employment, the stock options will remain exercisable: (i) for one year, in case of a termination of employment resulting from death or Disability, (ii) until the earlier of (x) the seventh anniversary of the grant date, (y) the first anniversary of an initial public offering or (z) a change in control in the case of a termination of employment by the Company without Cause, a termination of employment by the executive for Good Reason or as a result of the executive’s retirement on terms approved by the Company and (iii) for 90 days following a termination for any other reason.

All of Mr. Kadow’s restricted stock awards are vested.

Payments upon Termination: Mr. Avery

Mr. Avery retired as Chief Operating Officer effective July 1, 2009. Pursuant to the terms of his separation agreement, Mr. Avery was entitled to receive the following upon separation from the Company:

•	Severance equal to the base salary then in effect and the average of the three most recent annual bonuses paid to Mr. Avery (which included 50% of the closing bonus paid to Mr. Avery in 2007);

•	Any accrued but unpaid bonus in respect of the fiscal year preceding the year in which such termination of employment occurred;

•	Continuation of the Company’s obligation to maintain the death benefit for Mr. Avery’s endorsement split dollar life insurance regardless of continued employment;

•
Continuation of the medical, dental and vision benefits generally available to executive officers up to a period of eighteen months. If, at the end of the 18 month period, Mr. Avery is not covered under another employer’s medical plan or has to obtain personal medical coverage at his own expense, the Company will cover the costs of such premiums up to a maximum of $2,400 per month for an additional eighteen months;

•	Prorated 2009 bonuses under the OSI Bonus Plan (Financial and OSI Plan Bonuses, but not the Retention Bonus), based on actual performance; and

•	Outback Steakhouse “comp” card for the remainder of his life, subject to the spending limits that are in effect as of May 31, 2009 (maximum $1,000 per quarter).

Mr. Avery's option agreement was amended to provided that the portion of the option that was vested upon employment termination would remain exercisable until the until the earlier of the (x) the seventh anniversary of its date of grant, (y) the first anniversary of an initial public offering or (z) a change in control.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Payments upon Termination: Mr. Allen

Mr. Allen retired as President and Chief Executive Officer effective November 15, 2009. Pursuant to the terms of his separation agreement, Mr. Allen was entitled to receive the following upon separation from the Company:

•
Severance equal to the base salary then in effect and the average of the annual bonuses paid to him in 2009, 2008 and 2007 (which included 50% of the closing bonus paid to Mr. Allen in 2007), plus an additional payment representing the salary he would have earned for the remainder of 2009 had he remained employed;

•	Any accrued but unpaid bonus in respect of the fiscal year preceding the year in which such termination of employment occurred;

•	Continuation for one year of medical, dental and vision benefits generally available to executive officers;

•	Continuation of the Company’s obligation to maintain the death benefit for Mr. Allen’s endorsement split dollar life insurance regardless of continued employment;

•	2009 bonuses under the OSI Bonus Plan (Retention, Financial and OSI Plan Bonuses), without pro-ration and based on actual performance;

•	Outback Steakhouse “comp” card for the remainder of his life, subject to the spending limits that are in effect as of May 31, 2009 (maximum $1,000 per quarter); and

•	One-time use of the Company’s aircraft for Mr. Allen and his immediate family for purposes of traveling from Tampa, Florida to their residence in California.

Mr. Allen's option agreement was amended to provided that his stock options would vest in full upon his retirement and remain exercisable until the until the earlier of the (x) the seventh anniversary of its date of grant, (y) the third anniversary of an initial public offering or (z) a change in control.

Restrictive Covenants

Each of the Named Executive Officers is subject to non-competition and other restrictive covenants under his or her employment agreement.  Based on the terms of their agreements, each Named Executive Officer has agreed not to compete with us during his or her employment and for a specified period of time following a termination of employment for any reason (Ms. Bilney, Ms. Smith and Mr. Smith for a period of 24 months and Messrs. Montgomery and Kadow for a period of 12 months).  Except for Ms. Bilney and Mr. Jeffrey S. Smith, each of the Named Executive Officer’s continued compliance with this non-competition covenant is a condition to the Company’s obligation to pay the severance amounts due under their employment agreements, and in the case of Ms. Smith, any amounts due under the KHI Retention Bonus.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Tax Gross-Up

If a “change of control” under Treasury Regulations 1.280G-1 occurs, the Company and the executives, other than Ms. Smith, have agreed to use commercially reasonable best efforts to take such actions as may be necessary to avoid the imposition of any excise tax imposed by Section 4999 of the Code on the executive, including seeking to obtain stockholder approval in accordance with the terms of Section 280G(b)(5) of the Code.  In the case of Ms. Smith, if she does not request that the Company seek the stockholder approval referenced in the preceding sentence, the Company will provide her with a gross-up for 50% of any excise taxes imposed under Section 4999 of the Code.

Life Insurance

We maintain endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Allen, Avery, Montgomery and Kadow. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer.  The Company may not terminate the agreement regardless of continued employment except that the Company may terminate Mr. Montgomery’s agreement prior to his completion of seven years of employment with the Company commencing January 1, 2006.

In the event of termination by the Company without Cause or a termination by the executive for Good Reason, the Company will pay the remaining premiums under the policy terms and the Named Executive Officer will become fully vested.

Executive Benefits and Payments upon Separation

The table on the following page reflects the amount of compensation payable under the employment agreements and arrangements described above to the individuals serving as Named Executive Officers as of the end of fiscal 2009. The table assumes that a change in control and a termination of the Named Executive Officer’s employment occurred on December 31, 2009.  The following table describes the potential payments and benefits to each of our Named Executive Officers following a termination of employment without Cause, for Good Reason or due to Disability or death, in each case, assuming that such termination of employment occurred on December 31, 2009.  No payments or benefits are due to the Named Executive Officers following a termination of employment for Cause or without Good Reason.  The fair market value of a share of KHI common stock on December 31, 2009 was $6.15, as determined by an independent valuation.  The actual amounts to be paid upon a termination of employment or a change in control can only be determined at the time of such executive's separation from the Company, or upon the occurrence of a change in control (if any).

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Executive Benefits and Payments upon Separation (continued)

	EXECUTIVE PAYMENTS AND	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON	CHANGE IN CONTROL	VOLUNTARY TERMINATION	DISABILITY	DEATH
NAME	BENEFITS UPON SEPARATION (1)(2)	($)	($)	($)	($)	($)
Elizabeth A. Smith (3)	Severance	$3,700,000	$-	$-	$-	$-
	KHI Incentive Bonus	7,612,500	-	-	-	-
	KHI Retention Bonus	8,300,000	-	-	-	-
	Total	$19,612,500	$-	$-	$-	$-

Dirk A. Montgomery	Severance	$1,112,148	$-	$-	$-	$-
	Health and Welfare Benefits	14,379	-	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	-	5,065,034
	Restricted Stock (5)	1,518,435	-	-	1,518,435	1,518,435
	Total	$2,644,962	$-	$-	$1,518,435	$6,583,469

Joseph J. Kadow	Severance	$947,854	$-	$-	$-	$-
	Health and Welfare Benefits	15,956	-	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	-	5,094,758
	Total	$963,810	$-	$-	$-	$5,094,758

Jody L. Bilney	Severance (6)	$400,000	$-	$-	$-	$-
	Restricted Stock (5)	379,609	-	-	379,609	379,609
	Total	$779,609	$-	$-	$379,609	$379,609

Jeffrey S. Smith	Severance (7)	$500,000	$-	$-	$-	$-
	Total	$500,000	$-	$-	$-	$-
_________________
(1)	Amounts in the table do not include amounts in respect of any accrued but unpaid base salary, annual bonus or other expenses.
(2)
Amounts in the table do not include any amounts in respect of the accelerated vesting of stock options in connection with certain terminations of employment and/or a change in control.  This is because the fair market value of a share of KHI common stock, as of December 31, 2009, was less than the exercise price of the stock options held by the Named Executive Officers.

(3)	This table assumes that Ms. Smith has requested that the Company seek shareholder approval of payments in connection with the assumed change in control and that she is therefore not entitled to a 50% excise tax gross-up. It also assumes that Ms. Smith is not entitled to a pro-rata bonus on a termination due to death or diability since she is assumed to have been employed until the end of the fiscal year.
(4)	See “Other Benefits and Perquisites” for discussion of the split dollar life insurance policies.
(5)
The fair market value of the unvested restricted stock due to the executives under these termination circumstances is determined based on the number of shares of restricted stock times $6.15, which is the fair market value of a share of KHI common stock on December 31, 2009.

(6)	Ms. Bilney’s severance (base salary in effect at termination) is only payable upon termination of employment by the Company without Cause.
(7)	Mr. Jeffrey S. Smith’s severance (base salary in effect at termination) is only payable in the event his employment is terminated at the election of Outback Steakhouse in its sole discretion, for any reason or no reason.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

DIRECTOR COMPENSATION

The following table summarizes the amounts earned and paid to members of the Board of Directors of Kangaroo Holdings, Inc. and the Board of Managers of OSI Restaurant Partners, LLC:

CHANGE IN
PENSION VALUE
AND
	FEES EARNED			NON-EQUITY	NONQUALIFIED	ALL
	OR PAID	STOCK	OPTION	INCENTIVE PLAN	DEFERRED	OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	COMPENSATION	COMPENSATION	TOTAL
NAME	($)	($)	($)	($)	EARNINGS	($)	($)
A. William Allen III (c)	*	*	*	*	*	*	*
Andrew Balson (a)	$-	$-	$-	$-	$-	$-	$-
Robert D. Basham (b)	-	-	-	-	-	325,825	325,825
J. Michael Chu (a)	-	-	-	-	-	-	-
Philip Loughlin (a)	-	-	-	-	-	-	-
Mark Nunnelly (a)	-	-	-	-	-	-	-
Elizabeth A. Smith	*	*	*	*	*	*	*
Chris T. Sullivan (b)	-	-	-	-	-	326,817	326,817
Mark Verdi (a)	-	-	-	-	-	-	-
__________________
*	See “Summary Compensation Table”
(a)	Directors are associated with Bain Capital Partners, LLC or Catterton Management Company, LLC, and do not receive compensation for services.
(b)
Mr. Basham and Mr. Sullivan are Founders of the Company and each have an employment agreement with the Company providing for $300,000 annual compensation along with other benefits customarily available to our executives, including $19,825 (Mr. Basham) and $20,817 (Mr. Sullivan) for life insurance and $6,000 each for a car allowance. Mr. Basham and Mr. Sullivan do not have any bonus opportunities. On January 1, 2009, Mr. Basham and Mr. Sullivan each elected to defer payment of $200,000 of base salary to 2010.  In June 2009 the Board approved for Mr. Basham and Mr. Sullivan to be paid at the $300,000 annual rate, including a lump sum payment in June 2009 for amounts that were deferred.

(c)
Mr. Allen retired as Chief Executive Officer effective November 15, 2009 and assumed the role of Chairman of the Board of Directors, for which Mr. Allen will be paid an annual retainer of $200,000 beginning January 1, 2010.

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

This section is not applicable as the Company does not have any equity securities authorized for issuance under equity compensation plans as of December 31, 2009.

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

The following table describes the beneficial ownership of Kangaroo Holdings, Inc. common stock as of February 22, 2010 (except as noted) by each person known to the Company to beneficially own more than five percent of Kangaroo Holdings, Inc.’s common stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following February 22, 2010. The beneficial ownership percentages reflected in the table below are based on 106,573,193 shares of Kangaroo Holdings, Inc.’s common stock outstanding as of February 22, 2010.

Notwithstanding the beneficial ownership of common stock presented below, various stockholder agreements govern the stockholders’ exercise of their voting rights with respect to the election of directors and certain other material events.  The parties to these stockholders agreements have agreed to vote their shares to elect the board of directors as set forth therein.  See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o OSI Restaurant Partners, LLC 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

	AMOUNT AND
	NATURE OF	PERCENT
	BENEFICIALLY	OF
NAME OF BENEFICIAL OWNER	OWNED	CLASS
Bain Capital Investors, LLC and Related Funds (1)	70,075,000	65.75%
Catterton Partners and Related Funds (2)	14,500,000	13.61%
A. William Allen, III (3)	2,349,232	2.19%
Paul E. Avery (4)	1,418,184	1.33%
Jody L. Bilney (5)	118,875	*
Michael W. Coble (6)	137,600	*
John W. Cooper (7)	153,016	*
Joseph J. Kadow (8)	456,549	*
Dirk A. Montgomery (9)	472,728	*
Richard L. Renninger (10)	112,875	*
Steven T. Shlemon (11)	392,373	*
Elizabeth A. Smith (12)	-	*
Jeffrey S. Smith (13)	102,600	*
Andrew B. Balson (1) (14)	70,075,000	65.75%
Robert D. Basham (15)	8,604,652	8.07%
J. Michael Chu (2) (16)	-	*
Philip H. Loughlin (1) (14)	70,075,000	65.75%
Mark E. Nunnelly (1) (14)	70,075,000	65.75%
Chris T. Sullivan (17)	5,929,331	5.56%
Mark A. Verdi (1) (14)	70,075,000	65.75%
All directors and executive officers as a group	20,248,015	18.81%

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

(3)
Includes 1,851,750 shares of restricted stock and 497,482 shares subject to stock options at an exercise price of $10.00 per share, each of which became fully vested on November 15, 2009. Mr. Allen has pledged 1,851,750 shares as collateral for a loan.

(4)
Includes 1,234,500 shares of restricted stock, which became fully vested on June 14, 2009, and 183,684 shares subject to stock options at an exercise price of $10.00 per share, which became fully vested on July 1, 2009. Mr. Avery has pledged 1,234,500 shares as collateral for a loan.

(5)	Includes 102,875 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 20,575 shares, 20,575 shares, 20,575 shares, 20,575 shares and 20,575 shares. Also, includes 16,000 shares subject to stock options that Ms. Bilney currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include 24,000 shares subject to stock options that are not exercisable within 60 days of February 22, 2010. Ms. Bilney has pledged 41,150 shares as collateral for a loan.
(6)	Includes 37,600 shares subject to stock options that Mr. Coble currenLtly has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include up to 151,400 shares subject to stock options that are not exercisable within 60 days of February 22, 2010.
(7)	Includes 100,000 shares owned by John and Trudy Cooper jointly, 3,416 shares for Trudy Cooper and 49,600 shares for John Cooper, subject to stock options that they have a right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include (i) up to 204,400 shares; and (ii) 5,126 shares subject to stock options that are not exercisable within 60 days of February 22, 2010, which were granted to John Cooper and Trudy Cooper, respectively.

 (CONTINUED…)

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(8)
Includes (i) 20,000 shares in which Mr. Kadow is custodian for children under the Uniform Gifts to Minor Act; and (ii) 308,625 shares of restricted stock that are fully vested as of June 14, 2009. Includes 127,924 shares subject to stock options that Mr. Kadow currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include 191,886 shares subject to stock options that are not exercisable within 60 days of February 22, 2010. Mr. Kadow has pledged 308,625 shares as collateral for a loan.

(9)
Includes 411,500 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 82,300 shares, 82,300 shares, 82,300 shares, 82,300 shares and 82,300 shares.  Also, includes 61,228 shares subject to stock options that Mr. Montgomery currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include 91,843 shares subject to stock options that are not exercisable within 60 days of February 22, 2010. Mr. Montgomery has pledged 164,600 shares as collateral for a loan.

(10)
Includes 102,875 shares of restricted stock that vest in five annual installments beginning on June 14, 2008, in the respective amounts of 20,575 shares, 20,575 shares, 20,575 shares, 20,575 shares and 20,575 shares. Also, includes 10,000 shares subject to stock options that Mr. Renninger currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include 15,000 shares subject to stock options that are not exercisable within 60 days of February 22, 2010. Mr. Renninger has pledged 41,150 shares as collateral for a loan.

(11)
Includes 6,617 shares in which Mr. Shlemon is custodian for children under the Uniform Gifts to Minor Act and 49,600 shares subject to stock options that Mr. Shlemon currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include up to 204,400 shares subject to stock options that are not exercisable within 60 days of February 22, 2010.

(12)	Ms. Smith currently does not have the right to acquire 4,350,000 shares of stock options within 60 days of February 22, 2010, at an exercise price of $6.50 per share.
(13)
Includes 57,600 shares subject to stock options that Mr. Smith currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2010 at an exercise price of $10.00 per share. Does not include up to 241,400 shares subject to stock options that are not exercisable within 60 days of February 22, 2010.

(14)
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

(15)	Includes 8,604,652 shares owned by RDB Equities, Limited Partnership, an investment partnership (“RDBLP”). Mr. Basham is a limited partner of RDBLP and the sole member of RDB Equities, LLC, the sole general partner of RDBLP.
(16)
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

(17)	Includes 5,317,916 shares owned by CTS Equities, Limited Partnership, an investment partnership (“CTSLP”). Mr. Sullivan is a limited partner of CTSLP and the sole member of CTS Equities, LLC, the sole general partner of CTSLP and 611,415 shares held by a charitable foundation for which Mr. Sullivan serves as trustee. CTSLP has pledged 5,317,916 shares as collateral for a loan.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

In accordance with Rule 404 of Regulation S-K, the following related party transactions are required to be reported in this Item 13.

In March 2009, the Company completed a cash tender offer in which it purchased $240,145,000 in principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.  The Company funded the tender offer with (i) cash on hand and (ii) proceeds from a contribution (the “Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) 336 restaurant properties that are sub-leased to the Company.

Subsequent to December 31, 2009, the Company was reimbursed approximately $901,000 for tax payments the Company made on behalf of OSI HoldCo and PRP throughout 2009 and this amount is recorded as a receivable within “Other current assets” in the Company’s Consolidated Balance Sheet as of December 31, 2009.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties to its newly-formed sister company, PRP, for approximately $987,700,000. PRP then leased the properties to Private Restaurant Master Lessee, LLC, the Company’s wholly-owned subsidiary, under a 15-year master lease.  The PRP Sale-Leaseback Transaction resulted in operating leases for the Company.

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,086,000 related to Release Amounts at December 31, 2009 for five closed locations, but it will not be required to pay PRP the Release Amounts until the sales occur.  The Company owed $961,000 of Release Amounts to PRP for the year ended December 31, 2008 and made this payment in January 2009.  In 2009, the Company also paid PRP $1,116,000 for release amounts of one additional location that closed during 2009.  The Company was required to make a fair market rental payment to PRP in the amount of $126,000 for the year ended December 31, 2009 and made this payment subsequent to 2009.  No such payment was required for the year ended December 31, 2008.  PRP reimbursed the Company $287,000 in January 2009 for invoices that the Company had paid on PRP’s behalf during the years ended December 31, 2008.  No such payments were required for the year ended December 31, 2009.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

Effective December 31, 2008, the Company sold its interest in its Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by the Company’s Founders (two of whom are also Board members of the Company and of KHI), one of its named executive officers and a former employee for $4,200,000.  In the third quarter of 2009, the named executive officer transferred his ownership interest in Selmon’s to two of the Company’s Founders (who are also Board members of the Company and KHI) at his initial investment cost.  The Company has continued to provide certain accounting, technology, purchasing and other services to Selmon’s at agreed-upon rates, however, the accounting, technology and all other services, except for purchasing,  were transitioned to Selmon’s during the first quarter of 2010.  The Company will continue to provide purchasing services through December 31, 2011, unless terminated otherwise.  For the year ended December 31, 2009, the Company received $616,000 in connection with its sub-leases and earned $171,000 for the services described above.

In 2009, an aggregate 2,990,782 shares of KHI restricted stock issued to certain of the Company’s executive officers and other members of management vested.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate $3,347,000 to these individuals in 2009 for their personal income tax and associated interest obligations that resulted from the vesting.  The loans are full recourse and are collateralized by the shares of KHI restricted stock that vested.  The loan amounts for our executive officers were as follows: A. William Allen III, $1,632,009; Paul E. Avery, $1,090,286; Jody L. Bilney, $27,686; Joseph J. Kadow, $277,702; Dirk A. Montgomery, $101,604; and Richard L. Renninger, $27,686.

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also Board members of the Company and of KHI.  In conjunction with the sale of the aircraft and as amended in June 2009, the Company has a lease agreement with Billabong in which the Company may lease up to 200 hours of flight time per year at a rate of $2,900 per hour.  In accordance with the terms of the agreement, the Company must supply its own fuel, pilots and maintenance staff when using the plane.  The resulting $1,400,000 gain from the sale of the aircraft was deferred and will be recognized ratably over a five-year period.  During 2009, the Company expensed $106,000 to Billabong for use of the aircraft.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the agreement, the Management Company will provide management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company will receive an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $10,720,000 for the year ended December 31, 2009 was included in general and administrative expenses in the Company’s Consolidated Statement of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

In January 2009, Bain Capital and Catterton elected to defer receipt of their respective portions of the first quarter of 2009 management fees of approximately $865,000.  These fees were paid in July 2009.  Reimbursement of any out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement and payment of the remainder of 2009 fees were not deferred.

Through a joint venture arrangement with PGS Participacoes. Ltda., the Company holds a 50% ownership interest in PGS Consultoria (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. At December 31, 2009, the net investment of $22,103,000 is recorded in “Investments in and advances to unconsolidated affiliates, net,” in the Consolidated Balance Sheet and the Company’s share of earnings or losses of $2,724,000 is recorded in “(Income) loss from operations of unconsolidated affiliates” in the Consolidated Statement of Operations for the year ended December 31, 2009.

A. William Allen III, Chief Executive Officer through November 15, 2009 and a director of the Company, through his revocable trust in which he and his wife are the grantors and trustees, and are the sole beneficiaries, owns all of the equity interests in AWA III Steakhouses, Inc., which owns 2.5% of OSI/Flemings, LLC, a Delaware limited liability company. OSI/Flemings, LLC owns certain Fleming’s Prime Steakhouse and Wine Bars directly or indirectly by serving as the general partner of limited partnerships. In 2009, Mr. Allen, through his ownership interest in OSI/Flemings, LLC, made capital contributions of $219,000 and subsequent to December 31, 2009 received $219,000 in distributions for the year ended December 31, 2009.

Paul E. Avery, Chief Operating Officer of the Company through July 1, 2009, has made investments in the aggregate amount of approximately $168,000 in four limited partnerships that own and operate either certain Carrabba’s Italian Grill restaurants or Bonefish Grill restaurants. This named executive officer received distributions from his ownership interests of $11,000 for the year ended December 31, 2009.

Mel and Jackie Danker, relatives of Robert D. Basham, a member of the Board of Directors, have made investments of approximately $66,000 in one unaffiliated limited partnership that owns and operates two Bonefish Grill restaurants as a franchisee of Bonefish. They received distributions from this partnership in the aggregate amount of approximately $12,000 for the year ended December 31, 2009.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

Michael W. Coble, an executive officer, is employed with Outback Steakhouse International, LLC, a wholly owned subsidiary of the Company pursuant to an Employment Agreement dated January 1, 2002, with a term of five years with automatic renewal for successive renewal term of one year each.  The Employment Agreement restricts the ability of Mr. Coble to compete with the Company and any of its affiliates for a period of two years following termination of his employment.  Mr. Coble has made investments in the aggregate amount of approximately $1,275,000 in an international franchisee that owns and operates six Outback Steakhouse restaurants in South East Asia. He did not receive distributions from this franchisee for the year ended December 31, 2009.  Additionally, this executive officer has made an investment of $17,000 in a franchisee that operates two Bonefish Grill restaurants. He received distributions of approximately $12,000 for the year ended December 31, 2009 from this franchisee.

A sibling of Joseph J. Kadow, a named executive officer, is employed with a subsidiary of the Company as a Vice President of Operations. The sibling receives compensation and benefits consistent with other employees in the same capacity. In addition, the sibling receives distributions that are based on a percentage of a particular restaurant’s annual cash flows (on the same basis as other similarly situated employees). He has invested an aggregate amount of $331,000 in 25 limited partnerships that own and operate nine Outback Steakhouse restaurants, 11 Bonefish Grill restaurants and five Carrabba’s Italian Grill restaurants. This sibling received a return of his investment and distributions in the aggregate amount of $63,000 for the year ended December 31, 2009.

Steven T. Shlemon, an executive officer, is employed with Carrabba’s Italian Grill, LLC, a wholly owned subsidiary of the Company, pursuant to an Employment Agreement dated April 27, 2000, with a term of seven years with automatic renewal for successive renewal terms of one year each.  The Employment Agreement restricts the ability of Mr. Shlemon to compete with the Company and any of its affiliates for a period of two years following termination of his employment.  Mr. Shlemon has made investments in the aggregate amount of approximately $60,000 in three limited partnerships that own and operate certain Carrabba’s Italian Grill restaurants. This officer received distributions from his ownership interests in the aggregate amount of approximately $8,000 for the year ended December 31, 2009.

A sibling of Mr. Shlemon is employed with a subsidiary of the Company as a restaurant managing partner. As a qualified managing partner, the sibling was entitled to make investments in Company restaurants, on the same basis as other qualified managing partners, and invested $382,000 in partnerships that own and operate two Outback Steakhouse restaurants. This sibling received distributions from these partnerships in the aggregate amount of $128,000 for the year ended December 31, 2009.

Jeffrey S. Smith, an executive officer of the Company, has made investments in the aggregate amount of approximately $491,000 in eleven Outback Steakhouse restaurants, fourteen Carrabba’s Italian Grill restaurants and fourteen Bonefish Grill restaurants (five of which are franchise restaurants).  This officer received distributions of $100,000 for the year ended December 31, 2009 from these ownership interests.

The father of Chris T. Sullivan, a member of the Board of Directors, made investments in the aggregate amount of approximately $48,000 in one unaffiliated limited partnership that owns and operates one Outback Steakhouse restaurant pursuant to a franchise agreement with Outback Steakhouse of Florida, LLC and received distributions from this partnership in the aggregate amount of approximately $6,000 for the year ended December 31, 2009.

Richard Renninger is employed with the Company, effective as of February 5, 2008, as Executive Vice President and Chief Development Officer for a term expiring on June 13, 2015 with automatic renewal for successive renewal terms of one year each. The Employment Agreement restricts the ability of Mr. Renninger to compete with the Company and any of its affiliates for a period of one year following termination of his employment.

John Cooper is employed with Bonefish Grill, LLC, a wholly owned subsidiary of the Company pursuant to an Employment Agreement dated August 1, 2001, with a term of six years with automatic renewal for successive renewal terms of one year each. The Employment Agreement restricts the ability of Mr. Cooper to compete with the Company and any of its affiliates for a period of two years following termination of his employment.

OSI Restaurant Partners, LLC

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP (“PwC”) for 2009 and 2008 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described below the following table:

	YEARS ENDED DECEMBER 31,
CATEGORY	2009	2008
Audit Fees	$1,964,000	$2,174,000
Audit-Related Fees	15,000	26,000
Tax Fees	29,000	18,000
All Other Fees	4,000	4,000
Total Fees	$2,012,000	$2,222,000

Audit Fees for the years ended December 31, 2009 and 2008 include professional services rendered for the audits of the consolidated financial statements of the Company, including reviews of quarterly filings with the SEC, as well as consents and assistance with review of documents filed with the SEC.  The Audit-Related fees for the years ended December 31, 2009 and 2008 include services related to benefit plan audits.  The Tax Fees for the years ended December 31, 2009 and 2008 include consultations on various tax-related planning and compliance issues.  The All Other Fees for the years ended December 31, 2009 and 2008 include annual subscription licenses for an accounting research tool, which the Company licenses from PwC, and continuing professional education seminars hosted by PwC.

The Audit Committee has considered whether provision of other services is compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected PwC’s independence.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee requires that each engagement of the Company’s independent auditor to perform auditing services and permitted non-audit services must be approved by the Audit Committee in advance, including the fees and principal terms thereof. In addition, the Audit Committee has pre-approved $35,000 each of annual accounting and tax consulting services that may be used at management’s discretion if necessary.  In 2009 and 2008, a total of $33,000 and $54,000 of accounting and tax consulting services were used under the pre-approval authorization.

OSI Restaurant Partners, LLC

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this report:

•	Consolidated Balance Sheets - December 31, 2009 (Successor) and 2008 (Successor)
•
Consolidated Statements of Operations – Years ended December 31, 2009 and 2008 (Successor), Period from June 15 to December 31, 2007 (Successor) and Period from January 1 to June 14, 2007 (Predecessor)

•
Consolidated Statements of Unitholder’s/Stockholders’ (Deficit) Equity – Years ended December 31, 2009 and 2008 (Successor), Period from June 15 to December 31, 2007 (Successor) and Period from January 1 to June 14, 2007 (Predecessor)

•
Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008 (Successor), Period from June 15 to December 31, 2007 (Successor) and Period from January 1 to June 14, 2007 (Predecessor)

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009 and 2008 (Successor), the period from June 15 to December 31, 2007 (Successor) and the period from January 1 to June 14, 2007 (Predecessor).  All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements and notes thereto included in this Report.

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

4.1
Indenture dated as of June 14, 2007 among OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc., the Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

4.2
Agreement of Resignation, Appointment and Acceptance, dated as of February 5, 2009 by and among OSI Restaurant Partners, LLC, a Delaware limited liability company, OSI Co-Issuer, Inc., a Delaware corporation, HSBC Bank USA, National Association, a national banking association and Wells Fargo Bank, National Association, a national banking association (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

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

10.01
Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to OSI Restaurant Partners, Inc.’s Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference)

10.02
Joint Venture Agreement of Roy’s/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy’s Holdings, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.03
First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s Holding’s, inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.04
Operating Agreement of Outback/Fleming’s, LLC, a Delaware limited liability company, dated October 1, 1999, by and among OS Prime, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., FPSH Limited Partnership and AWA III Steakhouses, Inc., First Amendment to Operating Agreement dated October 1, 2000 and effective October 1, 1999, Second Amendment to Operating Agreement dated August 4, 2006 and effective September 1, 2004, Third Amendment to Operating Agreement dated August 8, 2005 and effective July 21, 2005, Agreement of Merger dated and effective December 18, 2007, Agreement to Amend Operating Agreement dated March 4, 2009 and effective January 1, 2008 and Fourth Amendment to Operating Agreement dated November 20, 2009 and effective January 1, 2009 (filed herewith)

10.05
Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC (amendment to operating agreement of Outback/Fleming’s, LLC) executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.06
Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.07
First Amendment to Asset Purchase Agreement by and between Bonefish Grill, Inc., Gray Ghost, LLC, Gray Ghost Holdings, Inc., Timothy V. Curci and William Lewis Parker, personal representative of the estate of Christopher L. Parker, deceased, dated as of December 2004 (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.08
Amended and Restated Sublicense Agreement dated as of July 22, 2005 and effective as of January 1, 2005 by and between Cheeseburger Holding Company, LLC and Cheeseburger in Paradise, LLC (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.09
Credit Agreement dated as of June 14, 2007 among OSI Restaurant Partners, LLC, as Borrower, OSI Holdco, Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Pre-Funded RC Deposit Bank, Swing Line Lender and an L/C Issuer, Bank of America, N.A., as Syndication Agent, and General Electric Capital Corporation, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch, LaSalle Bank, N.A., Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.10
Master Lease Agreement, dated as of the 14th day of June 2007, between Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)1

10.11
Guaranty, dated as of June 14, 2007, made by OSI Restaurant Partners, LLC to and for the benefit of Private Restaurant Properties, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.12
Form of Subordination, Non-Disturbance and Attornment Agreement, dated as of June 14, 2007, between German American Capital Corporation and Bank of America, N.A., as lenders and mortgagees, and Private Restaurant Master Lessee, LLC, as tenant, as consented to by Private Restaurant Properties, LLC, as landlord (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.13
Environmental Indemnity, made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.14
Environmental Indemnity (First Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.15
Environmental Indemnity (Second Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.16
Environmental Indemnity (Third Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.17
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

10.24*
Officer Employment Agreement dated January 23, 2008 and effective April 12, 2007 by and among Jeffrey S. Smith and Outback Steakhouse of Florida, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.25*
Officer Employment Agreement amended November 1, 2006 and effective April 27, 2000, by and among Steven T. Shlemon and Carrabba’s Italian Grill, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Current Report on Form 8-K filed November 7, 2006 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.26*
Officer Employment Agreement amended November 10, 2006 and effective January 1, 2002, by and among Michael W. Coble and Outback Steakhouse International, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Current Report on Form 8-K filed November 13, 2006 and incorporated herein by reference)

10.27*
Officer Employment Agreement made and entered into effective August 1, 2001, by and among John W. Cooper and Bonefish Grill, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.28*
Assignment and Amendment and Restatement of Officer Employment Agreement made and entered into March 26, 2009 and effective as of February 5, 2008, by and among Jody Bilney and Outback Steakhouse of Florida, LLC and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.29*
Amended and Restated Officer Employment Agreement made and entered into March 27, 2009 and effective as of February 5, 2008, by and among Richard Renninger and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.30*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and A. William Allen III (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.31*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.32*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.33*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC  and Paul E. Avery (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.34*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Robert D. Basham (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.35*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Chris T. Sullivan (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.36*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and Jeffrey S. Smith (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.37*
OSI Restaurant Partners, LLC HCE Deferred Compensation Plan effective October 1, 2007 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.38*
Split Dollar Agreement dated August 8, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and William A. Allen (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.39*
Split Dollar Agreement dated August 12, 2008, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Dirk A. Montgomery, Trustee of the Dirk A. Montgomery Revocable Trust dated April 12, 2001 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.40*
Split Dollar Agreement dated August 12, 2008 and effective March 30, 2006, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.41*
Split Dollar Agreement dated August 14, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Nelson R. Avery, Trustee of the Paul E. Avery Irrevocable Trust dated February 19, 1999 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.42*
Split Dollar Agreement dated August 19, 2008 and effective August 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Richard Danker, Trustee of Robert D. Basham Irrevocable Trust Agreement of 1999 dated December 20, 1999 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.43*
Split Dollar Agreement dated December 18, 2008 and effective August 18, 2005, by and between OSI Restaurant Partners, LLC (formerly known as Outback Steakhouse, Inc.) and Shamrock PTC, LLC, Trustee of the Chris Sullivan 2008 Insurance Trust dated July 17, 2008 and William T. Sullivan, Trustee of the Chris Sullivan Non-exempt Irrevocable Trust dated January 5, 2000 and the Chris Sullivan Exempt Irrevocable Trust dated January 5, 2000 (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.44
ISDA Master Agreement dated as of September 11, 2007 between Wachovia Bank, National Association and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.45*
Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between A. William Allen, III and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.46*
Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between Joseph J. Kadow and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.47*
Retirement letter dated June 3, 2009 and effective as of July 1, 2009 by and between Paul E. Avery and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.48
First Amendment to Credit Agreement dated as of January 28, 2010 and entered into by and among OSI Restaurant Partners, LLC, the Borrower, OSI HoldCo, Inc., Deutsche Bank AG New York Branch, as Administrative Agent, the Lenders party thereto, and, for purposes of Section IV, the Guarantors listed on the signature papers (included as an exhibit to Registrant’s Current Report on Form 8-K filed January 29, 2010 and incorporated herein by reference)

10.49*	Retirement letter dated November 2, 2009 and effective as of 11:59 p.m. on November 15, 2009 by and between A. William Allen, III and OSI Restaurant Partners, LLC (filed herewith)

10.50*	Employment Agreement made and entered into November 2, 2009 by Elizabeth A. Smith and OSI Restaurant Partners, LLC, as amended and restated as of December 31, 2009 (filed herewith)

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

21.01	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

1 Exhibit A and Schedule 1.2 to the Master Lease Agreement have been filed in paper pursuant to a continuing hardship exemption in accordance with Rule 202 of Regulation S-T, and portions of Exhibit B to the Master Lease Agreement have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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

OSI Restaurant Partners, LLC

Item 15.  Exhibits and Financial Statement Schedules (continued)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	BALANCE AT THE BEGINNING OF THE PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT THE END OF THE PERIOD
Year Ended December 31, 2009 (Successor)
Allowance for notes receivable for consolidated affiliate	$33,150	$-	$-	$33,150
Allowance for doubtful accounts	3,011	724	(2,038)	1,697
Valuation allowance on deferred income tax assets	1,757	34,394	(1,757)	34,394
	$37,918	$35,118	$(3,795)	$69,241

Year Ended December 31, 2008 (Successor)
Allowance for notes receivable for consolidated affiliate	$-	$33,150	$-	$33,150
Allowance for doubtful accounts	-	3,011	-	3,011
Valuation allowance on deferred income tax assets	-	1,757	-	1,757
	$-	$37,918	$-	$37,918

Period from June 15 to December 31, 2007 (Successor)
Valuation allowance on deferred income tax assets	$275	$-	$(275)	$-
	$275	$-	$(275)	$-

Period from January 1 to June 14, 2007 (Predecessor)
Valuation allowance on deferred income tax assets	$4,149	$65	$-	$4,214
	$4,149	$65	$-	$4,214
____________
(1)
Deductions for Allowance for doubtful accounts represent the write off of uncollectible accounts or reductions to allowances previously provided.  Deductions for Valuation allowance on deferred income tax assets represent changes in timing differences between periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	OSI Restaurant Partners, LLC

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Director, President, Chief Executive Officer (Principal Executive Officer)	March 31, 2010
Elizabeth A. Smith

/s/ Dirk A. Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
Dirk A. Montgomery

/s/ A. William Allen, III
A. William Allen, III	Director	March 31, 2010

/s/ Chris T. Sullivan	Director	March 31, 2010
Chris T. Sullivan

/s/ Robert D. Basham	Director	March 31, 2010
Robert D. Basham

/s/ Andrew B. Balson	Director	March 31, 2010
Andrew B. Balson

/s/ J. Michael Chu	Director	March 31, 2010
J. Michael Chu

/s/ Philip H. Loughlin	Director	March 31, 2010
Philip H. Loughlin

/s/ Mark E. Nunnelly	Director	March 31, 2010
Mark E. Nunnelly

/s/ Mark A. Verdi	Director	March 31, 2010
Mark A. Verdi

[Remainder of page intentionally left blank]