Form 10-Q
period 2010-03-31
OSI RESTAURANT PARTNERS, LLC
filed 2010-05-14
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

As of May 14, 2010, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2010
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$186,734	$289,162
Current portion of restricted cash	3,186	3,989
Inventories	45,464	57,223
Deferred income tax assets	28,502	38,644
Other current assets, net	89,334	95,494
Total current assets	353,220	484,512
Property, fixtures and equipment, net	862,858	888,738
Investments in and advances to unconsolidated affiliates, net	23,861	22,718
Goodwill	448,722	448,722
Intangible assets, net	588,601	592,293
Other assets, net	144,690	148,046
Total assets	2,421,952	2,585,029
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	110,238	107,147
Accrued and other current liabilities	193,326	218,560
Current portion of accrued buyout liability	10,601	15,111
Unearned revenue	158,484	237,580
Current portion of long-term debt	85,342	134,333
Total current liabilities	557,991	712,731
Partner deposit and accrued buyout liability	108,876	108,926
Deferred rent	72,483	69,801
Deferred income tax liability	187,871	198,081
Long-term debt	1,364,782	1,369,319
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	224,332	228,495
Total liabilities	2,540,835	2,711,853
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of March 31, 2010 and December 31, 2009	-	-
Additional paid-in capital	715,813	713,969
Accumulated deficit	(837,866)	(842,966)
Accumulated other comprehensive loss	(14,384)	(16,799)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(136,437)	(145,796)
Noncontrolling interest	17,554	18,972
Total deficit	(118,883)	(126,824)
Total liabilities and unitholder's deficit	$2,421,952	$2,585,029

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenues
Restaurant sales	$940,015	$959,079
Other revenues	7,455	5,315
Total revenues	947,470	964,394
Costs and expenses
Cost of sales	300,301	321,339
Labor and other related	261,902	269,571
Other restaurant operating	235,115	236,749
Depreciation and amortization	35,814	46,372
General and administrative	65,019	58,483
Loss on contingent debt guarantee	-	24,500
Provision for impaired assets and restaurant closings	1,932	7,136
Income from operations of unconsolidated affiliates	(1,063)	(472)
Total costs and expenses	899,020	963,678
Income from operations	48,450	716
Gain on extinguishment of debt	-	158,061
Other income (expense), net	117	(5,660)
Interest expense, net	(18,712)	(26,815)
Income before provision for income taxes	29,855	126,302
Provision for income taxes	28,582	42,890
Net income	1,273	83,412
Less: net income attributable to noncontrolling interest	2,251	1,065
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(978)	$82,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF DEFICIT
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2009	100	$-	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	-	-	-	6,078	-	(386)	5,692
Stock-based compensation	-	-	1,844	-	-	-	1,844
Net (loss) income	-	-	-	(978)	-	2,251	1,273
Foreign currency translation adjustment	-	-	-	-	2,415	-	2,415
Total comprehensive income	-	-	-	-	-	-	3,688
Distributions to noncontrolling interest	-	-	-	-	-	(3,386)	(3,386)
Contributions from noncontrolling interest	-	-	-	-	-	103	103
Balance, March 31, 2010	100	$-	$715,813	$(837,866)	$(14,384)	$17,554	$(118,883)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Stock-based compensation	-	-	1,726	-	-	-	1,726
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net income	-	-	-	82,347	-	1,065	83,412
Foreign currency translation adjustment	-	-	-	-	(3,599)	-	(3,599)
Total comprehensive income	-	-	-	-	-	-	79,813
Distributions to noncontrolling interest	-	-	-	-	-	(2,317)	(2,317)
Contributions from noncontrolling interest	-	-	-	-	-	322	322
Balance, March 31, 2009	100	$-	$699,769	$(706,593)	$(28,456)	$25,777	$(9,503)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows used in operating activities:
Net income	$1,273	$83,412
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation and amortization	35,814	46,372
Amortization of deferred financing fees	2,017	2,374
Amortization of capitalized gift card sales commissions	4,627	3,350
Provision for impaired assets and restaurant closings	1,932	7,136
Stock-based and other non-cash compensation expense	8,898	6,056
Income from operations of unconsolidated affiliates	(1,063)	(472)
Change in deferred income taxes	(2)	40,991
Loss on disposal of property, fixtures and equipment	539	1,351
Unrealized gain on derivative financial instruments	(4,891)	(174)
(Gain) loss on life insurance and restricted cash investments	(1,242)	779
Loss on contingent debt guarantee	-	24,500
Gain on extinguishment of debt	-	(158,061)
Gain on disposal of subsidiary	-	(2,001)
Allowance for receivables	2,009	2,037
Change in assets and liabilities:
Decrease in inventories	10,801	15,259
Increase in other current assets	(10,548)	(26,091)
Decrease in other assets	2,789	20,523
Increase in accrued interest payable	6,294	4,903
Decrease in accounts payable and accrued
and other current liabilities	(10,055)	(67,850)
Increase in deferred rent	4,569	5,145
Decrease in unearned revenue	(79,009)	(72,312)
Decrease in other long-term liabilities	(711)	(3,705)
Net cash used in operating activities	(25,959)	(66,478)
Cash flows used in investing activities:
Purchases of Company-owned life insurance	-	(261)
Proceeds from sale of Company-owned life insurance	-	203
De-consolidation of subsidiary	(4,398)	-
Capital expenditures	(10,216)	(15,210)
Proceeds from the sale of property, fixtures and equipment	-	961
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	3,746	5,597
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(3,007)	(2,768)
Net cash used in investing activities	$(13,875)	$(11,478)

(CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows used in financing activities:
Repayments of long-term debt	$(4,673)	$(5,951)
Repayments of borrowings on revolving credit facilities	(50,000)	-
Extinguishment of senior notes	-	(75,967)
Deferred financing fees	(1,286)	-
Purchase of note related to guaranteed debt	-	(33,283)
Contribution from OSI HoldCo, Inc.	-	47,000
Contributions from noncontrolling interest	103	322
Distributions to noncontrolling interest	(3,386)	(2,317)
Repayment of partner deposit and
accrued buyout contributions	(4,878)	(1,305)
Receipt of partner deposit and
accrued buyout contributions	831	1,075
Net cash used in financing activities	(63,289)	(70,426)
Effect of exchange rate changes on cash and cash equivalents	695	-
Net decrease in cash and cash equivalents	(102,428)	(148,382)
Cash and cash equivalents at the beginning of the period	289,162	271,470
Cash and cash equivalents at the end of the period	$186,734	$123,088

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,822	$20,324
Cash paid for income taxes, net of refunds	2,943	1,516

Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposit and accrued buyout
liability to notes payable	$3,696	$282
Acquisitions of property, fixtures and equipment
through accounts payable	97	3,420

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

The total purchase price for the Merger was approximately $3.1 billion, and it was financed by borrowings under senior secured credit facilities and proceeds from the issuance of senior notes (see Note 8), proceeds from a sale-leaseback transaction with Private Restaurant Properties, LLC (“PRP”), an investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

The Company owns and operates casual and upscale casual dining restaurants primarily in the United States.  The Company’s restaurant portfolio consists of the Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant concepts.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).

On January 1, 2010, the Company adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of adopting this guidance, the Company no longer consolidates in its consolidated financial statements (see Note 6): Paradise Restaurant Group, LLC (“PRG”), the entity to whom the Company sold its Cheeseburger in Paradise concept in September 2009, and T-Bird Nevada, LLC (“T-Bird”), a limited liability company owned by the principal of each of the Company’s California franchisees of Outback Steakhouse restaurants.  Combined revenues and net loss included in the Company’s Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 were $75,767,000 and $56,476,000, respectively, and combined assets and liabilities included in the Company’s Consolidated Balance Sheet at December 31, 2009 were $78,082,000 and $204,634,000, respectively. This guidance caused a $6,078,000 and a $386,000 reduction to the January 1, 2010 balance of Accumulated deficit and Noncontrolling interest, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation (continued)

Economic Outlook

The recessionary economic conditions that began in 2008 have created a challenging environment for the Company and for the restaurant industry, and these factors have limited and may continue to limit the Company’s liquidity.  During 2009, the Company experienced declining revenues, comparable store sales and operating cash flows and incurred operating losses. It also incurred goodwill impairment charges of $11,078,000, intangible asset impairment charges of $43,741,000, and restaurant and other impairment charges of $94,471,000, such that at December 31, 2009, the Company had an Accumulated deficit of $842,966,000.  During the first quarter of 2010, although revenues declined on a consolidated basis, the Company experienced a strengthening of trends in consumer traffic and a deceleration of declines in comparable store sales consistent with reports of others in the restaurant industry.  However, although there have been recent signs of improvement in consumer spending, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends.

In response to the economic environment, the Company implemented various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to capital expenditures.  The Company developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the first quarter of 2010 as compared to the same period in 2009 primarily due to a $240,145,000 decrease in outstanding senior notes as a result of the Company’s completion of a cash tender offer during March of 2009.

The Company believes that its implemented initiatives and reductions in principal amounts of outstanding debt will allow it to appropriately manage its liquidity to meet its debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  The Company’s anticipated revenues and cash flows have been estimated based on results of actions taken, its knowledge of economic and industry trends and the declines in sales at its restaurants combined with its attempts to mitigate the impact of those declines.  However, further deterioration in excess of the Company’s estimates could cause a material adverse impact on its business, liquidity and financial position.

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

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required.  Further, this guidance clarified that fair value measurement disclosures should be provided for each class of assets and liabilities.  The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed.  The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.  See Note 4 for the Company’s disclosures required by this guidance.  Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements.  This accounting guidance is not expected to materially affect the Company’s consolidated financial statements.

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

In March 2010, KHI offered all active employees the opportunity to exchange outstanding stock options with a $10.00 exercise price for the same number of replacement stock options with a $6.50 exercise price. The replacement options were immediately vested and exercisable in the same amount as the exchanged options were vested as of the grant date of the replacement options.  The unvested portion of the exchanged options were exchanged for unvested replacement options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged options, plus one year, subject to the participant’s continued employment through the applicable vesting date. For exchanged options that contained both performance-based and time-based vesting conditions, the replacement options contain only time-based vesting conditions and vest in accordance with the above terms. All eligible options were tendered and accepted for exchange pursuant to the exchange offer.  The original options were cancelled following the expiration of the offer and the issuance of the replacement options occurred on April 6, 2010. The stock options exchange did not have a material effect on the Company’s consolidated financial statements.

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

The valuation of the Company’s interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  Interest rate curves are used to determine forward LIBOR rates on each quarter’s interest rate reset date (approximately 0.39% on the interest rate collar’s final interest rate reset date of June 28, 2010).  Given the short period to maturity, implied volatilities and discount factors have an insignificant impact on the valuation.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Recurring Basis (continued)

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s interest rate collar measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which this measurement falls (in thousands):

	TOTAL
	MARCH 31,
	2010	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities:
Interest rate collar	$13,168	$-	$13,168	$-

Fair Value Measurements on a Nonrecurring Basis

The Company did not have material impairment charges as a result of fair value measurements on a nonrecurring basis during the three months ended March 31, 2010.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at March 31, 2010 and December 31, 2009 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at March 31, 2010 and December 31, 2009 (in thousands):

	MARCH 31,		DECEMBER 31,
	2010		2009
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,168,625	$1,072,213	$1,171,900	$950,704
Senior secured working capital revolving credit facility	-	-	50,000	40,563
Senior secured pre-funded revolving credit facility	23,000	21,103	23,000	18,659
Senior notes	248,075	242,493	248,075	218,926

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

Many of the ingredients used in the products sold in the Company’s restaurants are commodities that are subject to unpredictable price volatility.  Although the Company attempts to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and the Company is subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices.  The Company attempts to offset the impact of fluctuating commodity prices with other strategic purchasing initiatives.  The Company does not use derivative financial instruments to manage its commodity price risk, except for natural gas and diesel fuel, as described below.

The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company utilizes derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.  The effects of these natural gas swaps were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from the tables within this footnote.

The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company’s restaurants.   The Company enters into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.  The effects of this derivative instrument were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from the tables within this footnote.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Japan, Hong Kong and Brazil and to its royalties from international franchisees.  The Company does not use financial instruments to hedge foreign currency exchange rate changes.  In January 2010, the Company announced its intent to sell its subsidiaries in Korea, Japan and Hong Kong and certain other rights specified in the amendment to its credit agreement (the “Asian Business”). The Company may also seek to sell development rights in other parts of Asia.  The Company is pursuing a sale of its Asian Business due to attractive market conditions and because its investment priorities do not allow it to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  As of March 31, 2010, the Company determined that the accounting criteria for assets held for sale has not been met.  In the event any such sale occurs, the Company will use 75% of the proceeds to repay indebtedness as required under its credit agreement and the remainder to invest more aggressively in its core domestic concepts.  A sale of the Company’s Asian Business would substantially decrease its exposure to foreign currency exchange fluctuations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Interest Rate Risk

The Company’s objective in using an interest rate derivative is to manage its exposure to interest rate movements.  For the Company’s variable-rate debt, interest rate changes generally impact its earnings and cash flows, assuming other factors are held constant.  The Company uses an interest rate collar as part of its interest rate risk management strategy.

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

As of March 31, 2010, the Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company records mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The following table presents the fair value of the Company’s interest rate collar and its classification in the Company’s Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in thousands):

LIABILITY DERIVATIVES
	MARCH 31,		DECEMBER 31,
	2010		2009
	BALANCE		BALANCE
	SHEET	FAIR	SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated as hedging instruments
Interest rate	Accrued and other		Accrued and other
collar	current liabilities	$13,168	current liabilities	$18,458

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Interest Rate Risk (continued)

The following table presents the location and effects of the Company’s interest rate collar on its Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands):

	LOCATION OF	AMOUNT OF LOSS RECOGNIZED
DERIVATIVES NOT	LOSS	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	THREE MONTHS ENDED
HEDGING	INCOME ON	MARCH 31,
INSTRUMENTS	DERIVATIVE	2010	2009
Interest rate collar	Interest expense	$(1,564)	$(3,154)

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contains a provision in which the Company could be declared in default on its derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2010 and December 31, 2009, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was a net liability position of $13,469,000 and $19,225,000, respectively.  As of March 31, 2010 and December 31, 2009, the Company was not required to post and did not post any collateral related to this agreement. If the Company breached the agreement’s provision at March 31, 2010, it would be required to settle its obligation under the agreement at its termination value of $13,469,000.

6.           Variable Interest Entities

The Company consolidates variable interest entities in which the Company is deemed to have a controlling financial interest as a result of the Company having (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements.

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of Roy's joint venture that could potentially be significant to Roy's joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where the Company provides a guarantee (see Note 8). The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $31,640,000 and $6,883,000, respectively, at March 31, 2010 and $33,721,000 and $7,586,000, respectively, at December 31, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Variable Interest Entities (continued)

Roy’s and RY-8, Inc. (continued)

The Company consolidates RY-8 because the Company’s guarantee of RY-8’s debt, which was renewed on April 1, 2009, indicated that the Company was likely to absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  On April 1, 2009, the Company reclassified its $24,500,000 contingent obligation to guaranteed debt and beginning on that date, the portion of income or loss attributable to RY-8, excluding interest expense on the line of credit, is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income attributable to noncontrolling interest.”  No other assets or liabilities were recorded as a result of consolidating RY-8. All material intercompany balances and transactions have been eliminated.  The adoption of new accounting guidance for variable interest entities on January 1, 2010 did not affect the Company’s consolidation of RY-8.  The Company determined that it remains RY-8’s primary beneficiary because its implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses.

T-Bird Nevada, LLC

The Company was the guarantor on an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees of Outback Steakhouse Restaurants.  The Company was required to consolidate T-Bird effective January 1, 2004 because the Company determined that it absorbed the majority of expected losses.  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants.  The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates (see Note 12).

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company is no longer the primary beneficiary of T-Bird since it does not have direct involvement in the entity nor does it have the power to direct the activities that most significantly impact the entity.  As a result, on January 1, 2010, the Company de-consolidated T-Bird.  The effect of the de-consolidation was not material to the Company’s consolidated financial statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Variable Interest Entities (continued)

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept.  Based on the terms of the purchase and sale agreement, the Company determined that it was the primary beneficiary and continued to consolidate PRG after the sale transaction.  Therefore, the Company classified 100% of PRG’s net operating results as “Net income attributable to noncontrolling interest” in its Consolidated Statement of Operations for the year ended December 31, 2009 and classified PRG’s equity as “Noncontrolling interest” in its Consolidated Balance Sheet subsequent to the sale transaction.  Any receivables, payables, income or expenses between the Company and PRG during the year ended December 31, 2009 were eliminated in consolidation.

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company de-consolidated PRG on January 1, 2010 (see Note 1). The Company determined that certain rights within a $2,000,000 promissory note owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  De-consolidated assets and liabilities were $9,433,000 and $8,314,000, respectively, at December 31, 2009.  The maximum exposure to loss as a result of the Company’s involvement with PRG is $36,028,000 related to lease payments over a period of 13 years in the event that PRG defaults on certain third-party leases, of which $28,022,000 relates to lease payments to the Company’s sister company, PRP (see Note 13).  The Company does not have a liability recorded at March 31, 2010 for these potential lease payments.  The Company had approximately $5,012,000 and ($1,972,000) due from (to) PRG, respectively, at March 31, 2010, and settled the majority of these amounts subsequent to the end of the first quarter.  The Company recorded a $2,000,000 allowance for the PRG promissory note during the three months ended March 31, 2010.

7.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Accrued payroll and other compensation	$70,411	$101,849
Accrued insurance	20,603	36,057
Other	102,312	80,654
	$193,326	$218,560

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Senior secured term loan facility, interest rate of 2.56%
at March 31, 2010 and December 31, 2009	$1,168,625	$1,171,900
Senior secured working capital revolving credit facility, interest rate of 2.56%
at December 31, 2009	-	50,000
Senior secured pre-funded revolving credit facility, interest rate of 2.56%
at March 31, 2010 and December 31, 2009	23,000	23,000
Senior notes, interest rate of 10.00% at March 31, 2010 and December 31, 2009	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.21% to 8.25%
at March 31, 2010 and December 31, 2009	8,049	5,752
Sale-leaseback obligations	2,375	4,925
Guaranteed debt	24,500	24,500
	1,474,624	1,528,152
Less: current portion of long-term debt of OSI Restaurant Partners, LLC	(85,342)	(134,333)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt of OSI Restaurant Partners, LLC	$1,364,782	$1,369,319

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at March 31, 2010 and December 31, 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.44% and from 0.26% to 0.46% at March 31, 2010 and December 31, 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2010 and December 31, 2009).

The Company is required to prepay outstanding term loans, subject to certain exceptions, with:

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

Additionally, the Company is required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2010, the Company repaid $5,928,000 of its pre-funded revolving credit facility outstanding loan balance.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,168,625,000 and $1,171,900,000 at March 31, 2010 and December 31, 2009, respectively.  The Company has classified $75,000,000 of its term loans as current at March 31, 2010 due to its prepayment requirements and quarterly payments.  In April 2010, the Company paid the remainder of its $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at March 31, 2010.  At December 31, 2009, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at March 31, 2010 and December 31, 2009, $70,935,000 and $71,632,000, respectively, of the credit facility was committed for the issuance of letters of credit.  As of March 31, 2010, the Company’s total outstanding letters of credit were $4,065,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility. Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of March 31, 2010 and December 31, 2009, the Company had borrowed $23,000,000 from its pre-funded revolving credit facility.  The Company recorded $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in the Company’s Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 as the Company is required to repay any outstanding loans in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.  Subsequent to the end of the first quarter of 2010, the Company borrowed $10,000,000 from its pre-funded revolving credit facility.

At March 31, 2010 and December 31, 2009, the Company was in compliance with its debt covenants.  See the 2009 10-K for further information about the Company’s debt covenant requirements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

On January 28, 2010, the Company executed an amendment to its current credit agreement dated as of June 14, 2007 with a syndicate of institutional lenders and financial institutions. The Company sought this amendment to permit the Company to sell its Asian Business.  The Company may also seek to sell development rights in other parts of Asia.  In the event any such sale occurs, the Company will use the proceeds to repay indebtedness under its credit agreement and invest more aggressively in its core domestic concepts.  As of March 31, 2010, the Company determined that the accounting criteria for assets held for sale has not been met.

Among other things, this amendment: (i) permits the sale of the Asian Business provided that at least 75% of such sale consideration is cash and cash equivalents, (ii) requires that 75% of Net Cash Proceeds, as defined, from any such sale be applied to pay down outstanding term loans under the credit agreement, (iii) provides that the remaining Net Cash Proceeds be reinvested in assets useful to the Company’s business within a period set forth in the amendment or, if not otherwise reinvested, used to pay down outstanding term loans and (iv) modifies the credit agreement’s Minimum Free Cash Flow (“MFCF”) covenant, as defined.  Prior to the amendment, on an annual basis, if the Company’s Rent Adjusted Leverage Ratio (“RALR”) was greater than or equal to 5.25 to 1.00, the Company’s MFCF could not have been less than $75,000,000. As a result of the amendment, should the Company dispose of all or a portion of the Asian Business and if, on an annual basis, the Company’s RALR equals or exceeds 5.25 to 1.00, the required MFCF will be reduced by a specified percentage of the last twelve months Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) attributable to the disposed portion of the Asian Business, as defined in the amendment.

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at March 31, 2010 and December 31, 2009 was $248,075,000.

 OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Long-term Debt (continued)

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2010 and December 31, 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At March 31, 2010 and December 31, 2009, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

During the three months ended March 31, 2009, the Company recorded a loss related to this guarantee of $24,500,000 in its Consolidated Statement of Operations based on its determination that its performance under a long-term contingent obligation was probable.  In connection with the amendment of the line of credit and extension of the Company’s guarantee obligation, the Company determined that RY-8 is a variable interest entity for which the Company is the primary beneficiary (see Note 6).  Therefore, the Company began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt.  No other assets or liabilities have been recorded as a result of consolidating RY-8.  The adoption of new accounting guidance for variable interest entities on January 1, 2010 did not affect the Company’s consolidation of RY-8.  The Company determined that it remains RY-8’s primary beneficiary because its implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses.

 OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Comprehensive Income and Foreign Currency Translation and Transactions

Comprehensive income includes net income and foreign currency translation adjustments.  Total comprehensive income for the three months ended March 31, 2010 and 2009 was $3,688,000 and $79,813,000, respectively, which included the effect of gains and (losses) from translation adjustments of approximately $2,415,000 and ($3,599,000), respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of March 31, 2010 and December 31, 2009.

Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and was a net gain (loss) of $117,000 and ($5,660,000) for the three months ended March 31, 2010 and 2009, respectively.

10.           Income Taxes

The effective rate for the three months ended March 31, 2010 was 95.7% compared to 34.0% for the three months ended March 31, 2009. The increase in the effective rate was primarily attributable to an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percent of projected pre-tax income for the year.

As of March 31, 2010 and December 31, 2009, the Company had $14,616,000 and $14,411,000, respectively, of unrecognized tax benefits ($3,845,000 and $3,815,000, respectively, in “Other long-term liabilities,” $3,949,000 and $3,774,000, respectively, in “Accrued and other current liabilities” and $6,822,000 at March 31, 2010 and December 31, 2009 in “Deferred income tax liability”).  Of these amounts, $13,642,000 and $13,209,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $4,500,000 to $5,500,000 within the next twelve months after March 31, 2010.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2009.

As of March 31, 2010 and December 31, 2009, the Company accrued $3,628,000 and $3,203,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its Provision for income taxes and recognized expense of $469,000 and $219,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of guidance related to accounting for uncertainty in income taxes, and it has not changed since the adoption of this guidance.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).  As a result of the sale of Cheeseburger in Paradise to PRG in September 2009, the Cheeseburger in Paradise subsidiaries were no longer considered Guarantors, as they were no longer 100% owned restricted subsidiaries.  Since the Company consolidated PRG after the sale transaction in accordance with accounting guidance in effect until December 31, 2009, these subsidiaries were considered Non-Guarantors through December 31, 2009.  The accompanying Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2009 have been restated to include the Cheeseburger in Paradise subsidiaries with the Non-Guarantors. Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company de-consolidated PRG, and the Cheeseburger in Paradise subsidiaries are not included in the accompanying 2010 condensed consolidating financial statements (see Note 6). Additionally, the 2009 Condensed Consolidating Statements of Operations and Cash Flows have been restated to reflect a shift in ownership of seven Guarantor restaurants from a Non-Guarantor parent to a Guarantor parent.  This change in ownership did not have a material effect on the statements.

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$120,753	$-	$34,374	$31,607	$-	$186,734
Current portion of restricted cash	192	-	2,994	-	-	3,186
Inventories	2,604	-	26,890	15,970	-	45,464
Deferred income tax assets	27,239	-	644	619	-	28,502
Other current assets	35,795	-	33,263	20,276	-	89,334
Total current assets	186,583	-	98,165	68,472	-	353,220
Property, fixtures and equipment, net	25,162	-	515,723	321,973	-	862,858
Investments in and advances to
unconsolidated affiliates, net	392	-	-	23,469	-	23,861
Investments in subsidiaries	-	-	3,757	-	(3,757)	-
Due from (to) subsidiaries	2,113,488	-	717,106	408,079	(3,238,673)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	433,382	155,219	-	588,601
Other assets, net	77,052	-	20,756	46,882	-	144,690
Total assets	$2,402,677	$-	$2,128,351	$1,133,354	$(3,242,430)	$2,421,952

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$7,457	$-	$67,057	$35,724	$-	$110,238
Accrued and other current
liabilities	98,806	-	61,993	32,527	-	193,326
Current portion of accrued
buyout liability	97	-	5,905	4,599	-	10,601
Unearned revenue	446	-	123,614	34,424	-	158,484
Current portion of long-term debt	80,989	-	2,926	1,427	-	85,342
Total current liabilities	187,795	-	261,495	108,701	-	557,991
Partner deposit and accrued
buyout liability	361	-	85,334	23,181	-	108,876
Deferred rent	833	-	46,788	24,862	-	72,483
Deferred income tax liability	58,778	-	135,769	(6,676)	-	187,871
Long-term debt	1,358,802	248,075	5,039	941	(248,075)	1,364,782
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	512,799	-	-	-	(512,799)	-
Due to (from) subsidiaries	279,076	-	1,592,421	1,367,176	(3,238,673)	-
Other long-term liabilities, net	140,676	-	60,847	22,809	-	224,332
Total liabilities	2,539,120	248,075	2,187,693	1,565,494	(3,999,547)	2,540,835
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	715,813	(248,075)	-	-	248,075	715,813
(Accumulated deficit)
retained earnings	(837,866)	-	(59,342)	(435,316)	494,658	(837,866)
Accumulated other comprehensive
(loss) income	(14,384)	-	-	(14,384)	14,384	(14,384)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(136,437)	(248,075)	(59,342)	(449,700)	757,117	(136,437)
Noncontrolling interest	(6)	-	-	17,560	-	17,554
Total (deficit) equity	(136,443)	(248,075)	(59,342)	(432,140)	757,117	(118,883)
	$2,402,677	$-	$2,128,351	$1,133,354	$(3,242,430)	$2,421,952

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$ 8	$ -	$ 672,066	$ 267,941	$ -	$ 940,015
Other revenues	642	-	3,815	2,998	-	7,455
Total revenues	650	-	675,881	270,939	-	947,470
Costs and expenses
Cost of sales	(3,922)	-	222,668	81,555	-	300,301
Labor and other related	1,183	-	186,609	74,110	-	261,902
Other restaurant operating	702	-	171,672	62,741	-	235,115
Depreciation and amortization	226	-	22,217	13,371	-	35,814
General and administrative	16,701	-	31,435	16,883	-	65,019
Provision for impaired assets
and restaurant closings	1,088	-	599	245	-	1,932
Loss (income) from operations
of unconsolidated affiliates	223	-	-	(1,286)	-	(1,063)
Total costs and expenses	16,201	-	635,200	247,619	-	899,020
(Loss) income from operations	(15,551)	-	40,681	23,320	-	48,450
Equity in earnings (losses) of subsidiaries	59,611	-	821	-	(60,432)	-
Other income, net	-	-	-	117	-	117
Interest expense, net	(18,503)	-	(103)	(106)	-	(18,712)
Income (loss) before provision
(benefit) for income taxes	25,557	-	41,399	23,331	(60,432)	29,855
Provision (benefit) for income taxes	26,529	-	(84)	2,137	-	28,582
Net (loss) income	(972)	-	41,483	21,194	(60,432)	1,273
Less: net income attributable to
noncontrolling interest	6	-	-	2,245	-	2,251
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$ (978)	$ -	$ 41,483	$ 18,949	$ (60,432)	$ (978)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$688,056	$271,023	$-	$959,079
Other revenues	43	-	2,946	2,326	-	5,315
Total revenues	43	-	691,002	273,349	-	964,394
Costs and expenses
Cost of sales	-	-	234,722	86,617	-	321,339
Labor and other related	4,121	-	188,521	76,929	-	269,571
Other restaurant operating	102	-	166,509	70,138	-	236,749
Depreciation and amortization	273	-	29,672	16,427	-	46,372
General and administrative	14,145	-	28,229	16,109	-	58,483
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Provision for impaired assets
and restaurant closings	(10)	-	4,525	2,621	-	7,136
Loss (income) from operations
of unconsolidated affiliates	145	-	-	(617)	-	(472)
Total costs and expenses	43,276	-	652,178	268,224	-	963,678
(Loss) income from operations	(43,233)	-	38,824	5,125	-	716
Equity in earnings (losses) of subsidiaries	34,806	-	140	-	(34,946)	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other expense, net	-	-	-	(5,660)	-	(5,660)
Interest (expense) income, net	(25,470)	-	(1,438)	93	-	(26,815)
Income (loss) income before provision
for income taxes	124,164	-	37,526	(442)	(34,946)	126,302
Provision for income taxes	41,817	-	146	927	-	42,890
Net income (loss)	82,347	-	37,380	(1,369)	(34,946)	83,412
Less: net income attributable to
noncontrolling interest	-	-	-	1,065	-	1,065
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$82,347	$-	$37,380	$(2,434)	$(34,946)	$82,347

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$75,123	$-	$(80,366)	$(20,716)	$-	$(25,959)

Cash flows used in investing activities:
De-consolidation of subsidiary	(4,398)	-	-	-	-	(4,398)
Capital expenditures	(1,038)	-	(6,291)	(2,887)	-	(10,216)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	641	-	3,105	-	-	3,746
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(181)	-	(2,826)	-	-	(3,007)
Net cash used in investing
activities	(4,976)	-	(6,012)	(2,887)	-	(13,875)

Cash flows used in financing activities:
Repayments of long-term debt	(3,280)	-	(921)	(472)	-	(4,673)
Repayments of borrowings
on revolving credit facilities	(50,000)	-	-	-	-	(50,000)
Deferred financing fees	(1,286)	-	-	-	-	(1,286)
Contributions from noncontrolling
interest	-	-	-	103	-	103
Distributions to noncontrolling interest	-	-	(541)	(2,845)	-	(3,386)
Repayment of partner deposit and
accrued buyout contributions	(734)	-	(2,956)	(1,188)	-	(4,878)
Receipt of partner deposit and
accrued buyout contributions	-	-	610	221	-	831
Net cash used in
financing activities	(55,300)	-	(3,808)	(4,181)	-	(63,289)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	695	-	695
Net increase (decrease) in cash
and cash equivalents	14,847	-	(90,186)	(27,089)	-	(102,428)
Cash and cash equivalents at the
beginning of the period	105,906	-	124,560	58,696	-	289,162
Cash and cash equivalents at the
end of the period	$120,753	$-	$34,374	$31,607	$-	$186,734

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(77,992)	$-	$(23,731)	$35,245	$-	$(66,478)

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(261)	-	-	-	-	(261)
Proceeds from sale of Company-owned
life insurance	203	-	-	-	-	203
Capital expenditures	(591)	-	(2,848)	(11,771)	-	(15,210)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	2,677	-	2,920	-	-	5,597
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(380)	-	(2,388)	-	-	(2,768)
Net cash provided by (used in)
investing activities	1,648	-	(1,355)	(11,771)	-	(11,478)

Cash flows used in financing activities:
Repayments of long-term debt	(3,275)	-	(2,144)	(532)	-	(5,951)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Purchase of note related to
guaranteed debt	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interest	-	-	-	322	-	322
Distributions to noncontrolling interest	-	-	-	(2,317)	-	(2,317)
Repayment of partner deposit and
accrued buyout contributions	-	-	(759)	(546)	-	(1,305)
Receipt of partner deposit and
accrued buyout contributions	-	-	628	447	-	1,075
Net cash used in financing activities	(32,242)	-	(2,275)	(35,909)	-	(70,426)
Net decrease in cash
and cash equivalents	(108,586)	-	(27,361)	(12,435)	-	(148,382)
Cash and cash equivalents at the
beginning of the period	178,275	-	51,637	41,558	-	271,470
Cash and cash equivalents at the
end of the period	$69,689	$-	$24,276	$29,123	$-	$123,088

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.           Commitments and Contingencies

Litigation Related Matters

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

In March 2008, one of the Company’s subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. The IRS asserts that certain cash distributions paid to the Company’s managing, chef and area operating partners who hold partnership interests in limited partnerships with the Company’s affiliates should have been treated as wages and subjected to employment taxes. The Company believes that it has complied and continues to comply with the law pertaining to the proper federal tax treatment of partner distributions. In May 2008, the Company filed a written protest of the proposed employment tax assessment with IRS Appeals. In December 2009, IRS Appeals returned the case to the IRS employment tax examiner for consideration of a partnership procedural issue that was raised in the protest. In light of this development, the Company cannot, at this time, reasonably estimate the amount, if any, of additional employment taxes or other interest, penalties or additions to tax that would ultimately be assessed if the IRS decides to pursue the dispute. If the IRS examiner’s position were to be sustained at the administrative level, the additional employment taxes and other amounts that would be assessed would be material.

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

Litigation Related Matters (continued)

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

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC and its affiliates.  T-Bird is a limited liability company that is owned by the principal of the franchisee of each of the California Outback Steakhouse restaurants (see Note 6).  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company filed motions to dismiss all counterclaims for failure to state a claim.  Discovery has commenced on both its claims and T-Bird’s counterclaims.

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

Other

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

As of March 31, 2010 and December 31, 2009, the Company is due $4,087,000 and $4,415,000, respectively, from RY-8 for interest and renewal fees on the line of credit and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 6).  Additional payments on behalf of RY-8 may be required in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Related Parties

Private Restaurant Properties, LLC

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to its sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), the Company’s wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment and resulted in operating leases for the Company.

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,712,000 for six closed locations and $5,086,000 for five closed locations related to Release Amounts at March 31, 2010 and December 31, 2009, respectively.  The Company is not required to pay PRP the Release Amounts until the sales occur.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean OSI Restaurant Partners, LLC.

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, 1,440 system-wide restaurants and 2009 revenues exceeding $3.6 billion. As of March 31, 2010, we operate in 49 states and in 24 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts consist of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our long-range plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

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

The recessionary economic conditions that began in 2008 have and will continue to present challenges to our business as consumer confidence and discretionary spending, availability of credit, interest rates, foreign currency exchanges rates and other items could be adversely impacted on a global landscape.  During the first quarter of 2010, although revenues declined on a consolidated basis, we experienced a strengthening of trends in consumer traffic and a deceleration of declines in comparable store sales consistent with reports of others in the restaurant industry.  However, although there have been recent signs of improvement in consumer spending, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).  We continue to identify new ways to respond to this challenging environment with a more disciplined focus on restaurant operations and the introduction of savings initiatives to improve our cost structure.

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
•
Same-store or comparable sales - year-over-year comparison of sales volumes for restaurants that are open 18 months or more in order to remove the impact of new openings in comparing the operations of existing restaurants.

Our industry’s challenges and risks include, but are not limited to, economic conditions, including weak discretionary consumer spending and consumer tolerance of our prices, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption and commodity pricing. Additionally, although we have substantially reduced our development schedule, development or other capital investment is still subject to risk because of the availability of capital under our debt covenant restrictions. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs and our expansion strategy.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenues
Restaurant sales	99.2%	99.4%
Other revenues	0.8	0.6
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	31.9	33.5
Labor and other related (1)	27.9	28.1
Other restaurant operating (1)	25.0	24.7
Depreciation and amortization	3.8	4.8
General and administrative	6.9	6.1
Loss on contingent debt guarantee	-	2.5
Provision for impaired assets and restaurant closings	0.2	0.7
Income from operations of unconsolidated affiliates	(0.1)	(*)
Total costs and expenses	94.9	99.9
Income from operations	5.1	0.1
Gain on extinguishment of debt	-	16.4
Other income (expense), net	*	(0.6)
Interest expense, net	(2.0)	(2.8)
Income before provision for income taxes	3.1	13.1
Provision for income taxes	3.0	4.5
Net income	0.1	8.6
Less: net income attributable to noncontrolling interest	0.2	0.1
Net (loss) income attributable to OSI Restaurant Partners, LLC	(0.1)%	8.5%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales declined by 0.4% for the three months ended March 31, 2010 compared with the corresponding period in 2009.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  There are two components of system-wide sales, sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, which are sales of Company-owned restaurants:

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$514	$534
International	72	64
Total	586	598
Carrabba's Italian Grill	173	171
Bonefish Grill	103	98
Fleming's Prime Steakhouse and Wine Bar	57	52
Other restaurants (1)	21	40
Total Company-owned restaurant sales	$940	$959
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”).  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we de-consolidated PRG on January 1, 2010.

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

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$77	$80
International	52	34
Total	129	114
Carrabba's Italian Grill	1	1
Bonefish Grill	4	4
Total franchise and development joint venture sales (1)	$134	$119
Income from franchise and development joint ventures (2)	$7	$5
__________________
(1)	Franchise and development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 31,
	2010	2009
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	678	688
Company-owned - international	118	121
Franchised - domestic	108	108
Franchised and development joint venture - international	64	53
Total	968	970
Carrabba's Italian Grill
Company-owned	232	231
Franchised	1	1
Total	233	232
Bonefish Grill
Company-owned	144	143
Franchised	7	7
Total	151	150
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	63
Other
Company-owned (1)	24	63
System-wide total	1,440	1,478
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to PRG.  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we de-consolidated PRG on January 1, 2010.

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009

REVENUES

Restaurant sales.  Restaurant sales decreased by 2.0% or $19,064,000 during the three months ended March 31, 2010 as compared with the same period in 2009.  The decrease in restaurant sales was primarily attributable to an $18,757,000 decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations, decreases in sales at existing Outback Steakhouse restaurants, and the closing of 20 restaurants since March 31, 2009 and was partially offset by additional revenues of approximately $4,980,000 from the opening of seven new restaurants after March 31, 2009 and increases in sales at existing Carrabba’s Italian Grill, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar restaurants.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three months ended March 31, 2010 and 2009:

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

Average restaurant unit volumes (weekly):
Outback Steakhouse	$58,871	$60,450
Carrabba's Italian Grill	$58,160	$57,487
Bonefish Grill	$55,340	$53,415
Fleming's Prime Steakhouse and Wine Bar	$69,372	$65,750
Operating weeks:
Outback Steakhouse	8,735	8,837
Carrabba's Italian Grill	2,983	2,973
Bonefish Grill	1,860	1,830
Fleming's Prime Steakhouse and Wine Bar	823	795
Year over year percentage change:
Menu price (decreases) increases: (1)
Outback Steakhouse	-0.8%	1.9%
Carrabba's Italian Grill	0.0%	1.6%
Bonefish Grill	1.1%	2.2%
Fleming's Prime Steakhouse and Wine Bar	0.7%	0.2%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	-2.8%	-8.4%
Carrabba's Italian Grill	1.1%	-7.3%
Bonefish Grill	3.5%	-10.0%
Fleming's Prime Steakhouse and Wine Bar	5.2%	-19.9%
__________________
(1)           The stated pricing increases excludes the impact of product mix shifts to new menu offerings.

Other revenues. Other revenues, consisting primarily of initial franchise fees, royalties and sublease revenue increased by $2,140,000 to $7,455,000 during the three months ended March 31, 2010 as compared with $5,315,000 in the same period in 2009.  This increase was primarily attributable to increased development and franchise royalties from international Outback Steakhouse restaurants.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009 (continued)

COSTS AND EXPENSES

Cost of sales. Cost of sales, consisting of food and beverage costs, decreased by 1.6% of restaurant sales to 31.9% in the three months ended March 31, 2010 as compared with 33.5% in the same period in 2009.  The decrease as a percentage of restaurant sales was primarily 1.0% from the impact of certain cost savings initiatives and 0.5% from decreases in beef costs.

Labor and other related expenses. Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses decreased 0.2% as a percentage of restaurant sales to 27.9% in the three months ended March 31, 2010 as compared with 28.1% in the same period in 2009.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 0.7% from the impact of certain cost savings initiatives, (ii) 0.2% from reduced workers’ compensation insurance costs and (iii) 0.2% from reduced costs as a result of the sale and de-consolidation of our Cheeseburger in Paradise concept.  The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.4% from an increase in expenses incurred as a result of gains on participants’ PEP and other deferred compensation investment accounts, (ii) 0.3% from declines in average unit volumes at our Outback Steakhouse restaurants and (iii) 0.2% as a result of an increase in managing partners’ bonus and distribution expenses.

Other restaurant operating expenses.  Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repair and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  These costs increased 0.3% to 25.0% as a percentage of restaurant sales in the three months ended March 31, 2010 as compared with 24.7% in the same period in 2009.  The increase as a percentage of restaurant sales was primarily 0.7% from an increase in advertising costs and 0.2% from declines in average unit volumes at our Outback Steakhouse restaurants.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.2% from decreases in utilities costs, 0.2% from certain cost savings initiatives and 0.2% from reduced expenses as a result of the sale and de-consolidation of our Cheeseburger in Paradise concept.

Depreciation and amortization. Depreciation and amortization costs decreased 1.0% to 3.8% as a percentage of total revenues in the three months ended March 31, 2010 as compared with 4.8% in the same period in 2009. This decrease is due to the full depreciation of certain assets as of June 14, 2009 and is partially offset by declines in average unit volumes at our Outback Steakhouse restaurants.

General and administrative. General and administrative costs increased by $6,536,000 to $65,019,000 in the three months ended March 31, 2010 as compared with $58,483,000 in the same period in 2009.  This increase was primarily attributable to the following: (i) a $3,800,000 shift in the timing of field operations’ meeting expenses to the first quarter of 2010 as opposed to the second quarter of 2009, (ii) $3,200,000 of certain professional fees, (iii) $2,600,000 of incremental bonus, compensation and distribution expense during the first quarter of 2010 as compared with the same period in 2009 and (iv) a $2,000,000 allowance for the PRG promissory note.  This increase was partially offset by a $3,200,000 gain on the cash surrender value of life insurance and PEP and $1,600,000 of reduced general and administrative costs as a result of the sale and de-consolidation of our Cheeseburger in Paradise concept.

Loss on contingent debt guarantee.  We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24,500,000 loss associated with this guarantee for the three months ended March 31, 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009 (continued)

COSTS AND EXPENSES (continued)

Provision for impaired assets and restaurant closings. During the first quarter of 2010, we recorded a provision for impaired assets and restaurant closings of $1,932,000 which included $1,829,000 of restaurant closing expense for certain of our restaurants. During the first quarter of 2009, we recorded a provision for impaired assets and restaurants closings of $7,136,000 which included $6,539,000 of impairment charges and restaurant closing expense for certain of our restaurants. Restaurant impairment charges primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

Gain on extinguishment of debt.   During March of 2009, we purchased $240,145,000 in aggregate principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of our debt of $158,061,000 for the three months ended March 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Other income (expense), net. Other income (expense), net represents the foreign currency transaction gains (losses) of $117,000 and ($5,660,000) resulting from fluctuations in foreign currency exchange rates on certain international intercompany loans during the three months ended March 31, 2010 and 2009, respectively.

Interest expense, net. Interest expense, net was $18,712,000 for the three months ended March 31, 2010 as compared with $26,815,000 in the same period in 2009.  The decrease in net interest expense resulted from a $240,145,000 decrease in outstanding senior notes as a result of our completion of a cash tender offer during March of 2009 and a net $1,590,000 decrease in interest expense on our interest rate collar in the three months ended March 31, 2010 as compared to the same period in 2009.

Provision for income taxes.  The effective rate for the three months ended March 31, 2010 was 95.7% compared to 34.0% for the three months ended March 31, 2009. The increase in the effective rate was primarily attributable to an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year, and income taxes expected in states that only have limited deductions in computing taxable income being a larger percent of projected pre-tax income for the year.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents was $186,734,000 at March 31, 2010 as compared with $289,162,000 at December 31, 2009. This decrease was primarily due to our $50,000,000 repayment on the working capital revolving credit facility (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and the typical seasonal pattern of gift card sales and redemptions. Inventories were $45,464,000 at March 31, 2010 as compared with $57,223,000 at December 31, 2009.  This decrease was primarily attributable to a decrease in certain inventory purchases resulting from utilization of inventory on hand, timing of product delivery and a reduction of bulk seafood purchases.

Working capital (deficit) totaled ($204,771,000) and ($228,219,000) at March 31, 2010 and December 31, 2009, respectively, and included Unearned revenue from gift cards of $158,484,000 and $237,580,000 at March 31, 2010 and December 31, 2009, respectively.

Current liabilities totaled $557,991,000 at March 31, 2010 as compared with $712,731,000 at December 31, 2009 with the decrease primarily due to a $79,096,000 decrease in Unearned revenue, a $48,991,000 decrease in the Current portion of long-term debt and a $25,234,000 decrease in Accrued and other current liabilities.  The decrease in Unearned revenue is due to the typical seasonal pattern of gift card sales and redemptions.  The Current portion of long-term debt decreased as a result of our $50,000,000 repayment on the working capital revolving credit facility.  The decrease in Accrued and other current liabilities was primarily due to a $19,000,000 reduction in accrued insurance as a result of a settlement payment for a class action lawsuit; this settlement also caused a corresponding decrease in insurance receivable.

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

The recessionary economic conditions since 2008 have created a challenging environment for us and for the restaurant industry, and these factors have limited and may continue to limit our liquidity.  During 2009, we experienced declining revenues, comparable store sales and operating cash flows and incurred operating losses.  We also incurred goodwill impairment charges of $11,078,000, intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $94,471,000.  During the first quarter of 2010, although revenues declined on a consolidated basis, we experienced a strengthening of trends in consumer traffic and a deceleration of declines in comparable store sales consistent with reports of others in the restaurant industry.  However, although there have been recent signs of improvement in consumer spending, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

Since 2008 we implemented various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to capital expenditures.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, interest expense declined significantly for the first quarter of 2010 as compared to the same period in 2009 primarily due to a $240,145,000 decrease in outstanding senior notes as a result of our completion of a cash tender offer during March of 2009.  Based on anticipated revenues and cash flows, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on our knowledge of economic and industry trends and our historical restaurant sales combined with the results of our cost savings initiatives.  However, further deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

At March 31, 2010 and December 31, 2009, $70,935,000 and $71,632,000, respectively, of the working capital revolving credit facility was committed for the issuance of letters of credit (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We may have to extend additional letters of credit in the future. If the need for letters of credit exceeds the remaining availability on our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements will depend partially on our ability to achieve anticipated levels of revenue and cash flow to manage costs.  If our cash flow and capital resources are insufficient to fund our debt service obligations and operating lease obligations, we may be forced to reduce or delay capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes.  The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities, as described below, would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.  See Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year-ended December 31, 2009 (the “2009 10-K”).

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At March 31, 2010, we were in compliance with our covenants.  However, our continued compliance with these covenants will depend on our future levels of cash flow, which will be affected by our ability to increase sales and/or successfully manage costs and our working capital.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $10,216,000 and $15,191,000 for the three months ended March 31, 2010 and 2009, respectively.  We estimate that our capital expenditures will total approximately $70,000,000 to $90,000,000 in 2010. However, the amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2010.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows used in operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Net cash used in operating activities	$(25,959)	$(66,478)
Net cash used in investing activities	(13,875)	(11,478)
Net cash used in financing activities	(63,289)	(70,426)
Effect of exchange rate changes on cash and cash equivalents	695	-
Net decrease in cash and cash equivalents	$(102,428)	$(148,382)

Operating activities

Net cash used in operating activities was $25,959,000 for the three months ended March 31, 2010 compared to $66,478,000 for the same period in 2009.  The difference was primarily attributable to (1) a delay in Accounts payable payments at December 31, 2008 and (2) a decrease in cash paid for interest, which was $15,822,000 for the three months ended March 31, 2010 compared to $20,324,000 for the same period in 2009.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $13,875,000 compared to $11,478,000 for the same period in 2009.  Net cash used in investing activities during the three months ended March 31, 2010 was primarily attributable to capital expenditures of $10,216,000 and de-consolidated PRG cash of $4,398,000. Net cash used in investing activities for the three months ended March 31, 2009 was primarily attributable to capital expenditures of $15,191,000 and was partially offset by a $2,829,000 net difference between restricted cash received and restricted cash used that was primarily related to the conversion of restricted cash designated for property taxes to cash.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2010 was $63,289,000 compared to $70,426,000 for the same period in 2009. Net cash used in financing activities during the three months ended March 31, 2010 was primarily attributable to repayments of borrowings on revolving credit facilities and long-term debt of $54,673,000.  Net cash used in financing activities during the three months ended March 31, 2009 was primarily attributable to (1) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (2) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird Nevada, LLC (“T-Bird), a limited liability company owned by the principal of each of our California franchisees of Outback Steakhouse restaurants and (3) repayments of long-term debt of $5,951,000.  This was partially offset by a $47,000,000 contribution from OSI HoldCo, Inc., our direct owner, to partially fund our extinguishment of a portion of our senior notes.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS

On June 14, 2007, in connection with the merger and related transactions (the “Merger), we entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at March 31, 2010 and December 31, 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.44% and from 0.26% to 0.46% at March 31, 2010 and December 31, 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2010 and December 31, 2009).

We are required to prepay outstanding term loans, subject to certain exceptions, with:

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

Additionally, we are required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2010, we repaid $5,928,000 of our pre-funded revolving credit facility outstanding loan balance.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,168,625,000 and $1,171,900,000 at March 31, 2010 and December 31, 2009, respectively.  We have classified $75,000,000 of our term loans as current at March 31, 2010 due to our prepayment requirements and quarterly payments.  In April 2010, we made the remainder of our $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at March 31, 2010. At December 31, 2009, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at March 31, 2010 and December 31, 2009, $70,935,000 and $71,632,000, respectively, of the credit facility was committed for the issuance of letters of credit.  We may have to extend additional letters of credit in the future. Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of March 31, 2010 and December 31, 2009, we had borrowed $23,000,000 from our pre-funded revolving credit facility.  We recorded $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in our Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, as we are required to repay any outstanding loans in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.  In April 2010, we borrowed $10,000,000 from our pre-funded revolving credit facility.

At March 31, 2010 and December 31, 2009, we were in compliance with our debt covenants.  See the 2009 10-K for further information about our debt covenant requirements.

On January 28, 2010, we executed an amendment to our current credit agreement dated as of June 14, 2007 with a syndicate of institutional lenders and financial institutions to permit us to sell our subsidiaries in Korea, Japan and Hong Kong and certain other rights specified in the amendment (the “Asian Business”). We may also seek to sell development rights in other parts of Asia.  We are pursuing a sale of our Asian Business due to attractive market conditions and because our investment priorities do not allow us to aggressively invest in the Asian Business to take full advantage of future growth opportunities.  In the event any such sale occurs, we will use the proceeds to repay indebtedness under our credit agreement and invest more aggressively in our core domestic concepts.  As of March 31, 2010, we determined that the accounting criteria for assets held for sale has not been met.

Among other things, this amendment: (i) permits the sale of the Asian Business provided that at least 75% of such sale consideration is cash and cash equivalents, (ii) requires that 75% of Net Cash Proceeds, as defined, from any such sale, be applied to pay down outstanding term loans under the credit agreement, (iii) provides that the remaining Net Cash Proceeds be reinvested in assets useful to our business within a period set forth in the amendment or, if not otherwise reinvested, used to pay down outstanding term loans and (iv) modifies the credit agreement’s Minimum Free Cash Flow (“MFCF”) covenant, as defined.  Prior to the amendment, on an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”) was greater than or equal to 5.25 to 1.00, our MFCF could not have been less than $75,000,000. As a result of the amendment, should we dispose of all or a portion of the Asian Business and if, on an annual basis, our RALR equals or exceeds 5.25 to 1.00, the required MFCF will be reduced by a specified percentage of the last twelve months Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) attributable to the disposed portion of the Asian Business, as defined in the amendment.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at March 31, 2010 and December 31, 2009 was $248,075,000.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At March 31, 2010 and December 31, 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At March 31, 2010 and December 31, 2009, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES (continued)

During the three months ended March 31, 2009, we recorded a loss related to this guarantee of $24,500,000 in our Consolidated Statement of Operations based on our determination that our performance under a long-term contingent obligation was probable.  In connection with the amendment of the line of credit and extension of our guarantee obligation, we determined that RY-8 is a variable interest entity for which we are the primary beneficiary.  Therefore, we began consolidating RY-8 effective April 1, 2009 and reclassified the $24,500,000 contingent obligation to guaranteed debt.  No other assets or liabilities have been recorded as a result of consolidating RY-8.  The adoption of new accounting guidance for variable interest entities on January 1, 2010 did not affect our consolidation of RY-8.  We determined that we remain RY-8’s primary beneficiary because our implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses.

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

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We expensed $6,854,000 and $3,841,000 of interest for the three months ended March 31, 2010 and 2009, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We record mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $13,168,000 and $18,458,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 respectively, and included $5,290,000 and $687,000 of net interest income for the three months ended March 31, 2010 and 2009, respectively, in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS (continued)

The valuation of our interest rate collar is based on a discounted cash flow analysis of the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  Interest rate curves are used to determine forward LIBOR rates on each quarter’s interest rate reset date (approximately 0.39% on the interest rate collar’s final interest rate reset date of June 28, 2010).  Given the short period to maturity, implied volatilities and discount factors have an insignificant impact on the valuation.

Although we determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of March 31, 2010 and December 31, 2009, the fair value of the interest rate collar derivative, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $13,469,000 and $19,225,000, respectively.  As of March 31, 2010 and December 31, 2009, we were not required to post and did not post any collateral related to our interest rate collar.  Our agreement with our counterparty for the interest rate collar contains a provision in which we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.  The termination value for such a settlement would have been $13,469,000 at March 31, 2010.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three months ended March 31, 2010.  Continued sales declines at our restaurants beyond our current projections, unplanned increases in health insurance, commodity or labor costs, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Managing and chef partners purchase ownership interests in a Management Partnership and receive distributions based on a percentage of their restaurant’s annual cash flows.  Upon completion of each five-year term of employment, our managing and chef partners are eligible to participate in a deferred compensation program (the Partner Equity Plan or “PEP”). We require the use of capital to fund the PEP as each managing and chef partner earns a contribution and currently estimate funding requirements ranging from $15,000,000 to $20,000,000 in each of the next two years through March 31, 2012. Actual funding of the current PEP obligation and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

As of March 31, 2010, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $96,741,000, of which $16,258,000 and $80,483,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $93,752,000, of which $14,971,000 and $78,781,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation was approximately $5,921,000 as of March 31, 2010, of which $633,000 and $5,288,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  The amount accrued for the Partner Shares obligation was approximately $5,679,000 as of December 31, 2009 and was included in the line item “Other long-term liabilities” in our Consolidated Balance Sheet.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

As of March 31, 2010 and December 31, 2009, we had approximately $60,580,000 and $59,521,000, respectively, in various corporate owned life insurance policies and another $649,000 and $1,109,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of March 31, 2010 and December 31, 2009, there was $41,433,000 and $39,613,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

On January 1, 2010, we adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of this guidance, we no longer consolidate PRG and T-Bird in our consolidated financial statements at and for the three months ended March 31, 2010.  Combined revenues and net loss included in our Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 was $75,767,000 and $56,476,000, respectively, and combined assets and liabilities included in our Consolidated Balance Sheet at December 31, 2009 was $78,082,000 and $204,634,000, respectively.

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required.  Further, this guidance clarified that fair value measurement disclosures should be provided for each class of assets and liabilities.  The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed.  The adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.  Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements.  This accounting guidance is not expected to materially affect our consolidated financial statements.

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

(ii)
Challenging economic conditions may continue to affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and spending patterns; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

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

OSI Restaurant Partners, LLC

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2009.  See “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2009 10-K which could materially affect our business, financial condition or future results.  There have not been any significant changes with respect to the risks described in our 2009 10-K, but these are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 6.  Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20021

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20021

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

Date: May 14, 2010	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]