Form 10-Q
period 2010-06-30
OSI RESTAURANT PARTNERS, LLC
filed 2010-08-13
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

As of August 13, 2010, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2010
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$137,643	$289,162
Current portion of restricted cash	5,330	3,989
Inventories	47,326	57,223
Deferred income tax assets	28,919	38,644
Other current assets, net	84,437	95,494
Total current assets	303,655	484,512
Property, fixtures and equipment, net	846,546	888,738
Investments in and advances to unconsolidated affiliates, net	24,772	22,718
Goodwill	448,722	448,722
Intangible assets, net	585,090	592,293
Other assets, net	134,979	148,046
Total assets	2,343,764	2,585,029
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	107,744	107,147
Accrued and other current liabilities	164,387	218,560
Current portion of accrued buyout liability	11,091	15,111
Unearned revenue	148,208	237,580
Current portion of long-term debt	117,314	134,333
Total current liabilities	548,744	712,731
Partner deposit and accrued buyout liability	109,674	108,926
Deferred rent	76,283	69,801
Deferred income tax liability	188,304	198,081
Long-term debt	1,283,502	1,369,319
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	218,960	228,495
Total liabilities	2,449,967	2,711,853
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of June 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	717,698	713,969
Accumulated deficit	(820,233)	(842,966)
Accumulated other comprehensive loss	(19,781)	(16,799)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(122,316)	(145,796)
Noncontrolling interests	16,113	18,972
Total deficit	(106,203)	(126,824)
Total liabilities and deficit	$2,343,764	$2,585,029

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues
Restaurant sales	$908,888	$898,716	$1,848,903	$1,857,795
Other revenues	8,092	7,054	15,547	12,369
Total revenues	916,980	905,770	1,864,450	1,870,164
Costs and expenses
Cost of sales	292,149	291,496	592,450	612,835
Labor and other related	259,044	258,394	520,946	527,965
Other restaurant operating	240,848	241,475	475,963	478,224
Depreciation and amortization	35,040	43,479	70,854	89,851
General and administrative	65,022	71,114	130,041	129,597
Loss on contingent debt guarantee	-	-	-	24,500
Goodwill impairment	-	11,078	-	11,078
Provision for impaired assets and restaurant closings	2,082	112,206	4,014	119,342
(Income) loss from operations of unconsolidated affiliates	(908)	355	(1,971)	(117)
Total costs and expenses	893,277	1,029,597	1,792,297	1,993,275
Income (loss) from operations	23,703	(123,827)	72,153	(123,111)
Gain on extinguishment of debt	-	-	-	158,061
Other income (expense), net	876	2,466	993	(3,194)
Interest expense, net	(16,623)	(22,871)	(35,335)	(49,686)
Income (loss) before (benefit) provision for income taxes	7,956	(144,232)	37,811	(17,930)
(Benefit) provision for income taxes	(11,275)	(56,177)	17,307	(13,287)
Net income (loss)	19,231	(88,055)	20,504	(4,643)
Less: net income (loss) attributable to noncontrolling interests	1,598	(1,794)	3,849	(729)
Net income (loss) attributable to OSI Restaurant Partners, LLC	$17,633	$(86,261)	$16,655	$(3,914)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF DEFICIT
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2009	100	$-	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	-	-	-	6,078	-	(386)	5,692
Stock-based compensation	-	-	3,729	-	-	-	3,729
Net income	-	-	-	16,655	-	3,849	20,504
Foreign currency translation adjustment	-	-	-	-	(2,982)	-	(2,982)
Total comprehensive income	-	-	-	-	-	-	17,522
Distributions to noncontrolling interests	-	-	-	-	-	(6,425)	(6,425)
Contributions from noncontrolling interests	-	-	-	-	-	103	103
Balance, June 30, 2010	100	$-	$717,698	$(820,233)	$(19,781)	$16,113	$(106,203)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Stock-based compensation	-	-	13,866	-	-	-	13,866
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net loss	-	-	-	(3,914)	-	(729)	(4,643)
Foreign currency translation adjustment	-	-	-	-	2,178	-	2,178
Total comprehensive loss	-	-	-	-	-	-	(2,465)
Distributions to noncontrolling interests	-	-	-	-	-	(4,700)	(4,700)
Contributions from noncontrolling interests	-	-	-	-	-	340	340
Balance, June 30, 2009	100	$-	$711,909	$(792,854)	$(22,679)	$21,618	$(82,006)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$20,504	$(4,643)
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation and amortization	70,854	89,851
Amortization of deferred financing fees	4,057	4,480
Amortization of capitalized gift card sales commissions	7,735	5,368
Goodwill impairment	-	11,078
Provision for impaired assets and restaurant closings	4,014	119,342
Stock-based and other non-cash compensation expense	14,591	28,796
Income from operations of unconsolidated affiliates	(1,971)	(117)
Change in deferred income taxes	(2)	(23,232)
Loss on disposal of property, fixtures and equipment	1,443	2,391
Unrealized gain on derivative financial instruments	(12,164)	(1,086)
Loss (gain) on life insurance and restricted cash investments	952	(2,923)
Loss on contingent debt guarantee	-	24,500
Gain on extinguishment of debt	-	(158,061)
Gain on disposal of subsidiary	-	(2,001)
Allowance for receivables	1,298	2,508
Change in assets and liabilities:
Decrease in inventories	8,804	21,397
Increase in other current assets	(10,601)	(13,370)
Decrease in other assets	5,313	4,226
(Decrease) increase in accrued interest payable	(32)	4,903
Decrease in accounts payable and accrued
and other current liabilities	(30,228)	(70,480)
Increase in deferred rent	8,520	10,264
Decrease in unearned revenue	(89,106)	(82,255)
Decrease in other long-term liabilities	(2,836)	(11,031)
Net cash provided by (used in) operating activities	1,145	(40,095)
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(641)	(6,571)
Proceeds from sale of Company-owned life insurance	4,011	9,657
De-consolidation of subsidiary	(4,398)	-
Capital expenditures	(26,473)	(32,660)
Proceeds from the sale of property, fixtures and equipment	-	961
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	8,893	17,150
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(10,205)	(15,869)
Net cash used in investing activities	$(28,813)	$(27,332)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash flows used in financing activities:
Proceeds from issuance of long-term debt	$-	$700
Repayments of long-term debt	(70,901)	(23,851)
Proceeds from borrowings on revolving credit facilities	21,000	-
Repayments of borrowings on revolving credit facilities	(55,928)	-
Extinguishment of senior notes	-	(75,967)
Deferred financing fees	(1,286)	(155)
Purchase of note related to guaranteed debt	-	(33,283)
Contribution from OSI HoldCo, Inc.	-	47,000
Contributions from noncontrolling interests	103	340
Distributions to noncontrolling interests	(6,425)	(4,700)
Repayment of partner deposit and
accrued buyout contributions	(11,137)	(2,463)
Receipt of partner deposit and
accrued buyout contributions	2,382	1,854
Net cash used in financing activities	(122,192)	(90,525)
Effect of exchange rate changes on cash and cash equivalents	(1,659)	(1,137)
Net decrease in cash and cash equivalents	(151,519)	(159,089)
Cash and cash equivalents at the beginning of the period	289,162	271,470
Cash and cash equivalents at the end of the period	$137,643	$112,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,883	$47,200
Cash paid for income taxes, net of refunds	7,068	7,359

Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposit and accrued buyout
liability to notes payable	$4,326	$635
Acquisitions of property, fixtures and equipment
through accounts payable	3,366	2,255
Acquisitions of property, fixtures and equipment under
capital lease	1,217	-

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

The total purchase price for the Merger was approximately $3.1 billion, and it was financed by borrowings under senior secured credit facilities and proceeds from the issuance of senior notes (see Note 9), proceeds from a sale-leaseback transaction with Private Restaurant Properties, LLC (“PRP”), an investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

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

On January 1, 2010, the Company adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of adopting this guidance, the Company no longer consolidates in its consolidated financial statements (see Note 6): Paradise Restaurant Group, LLC (“PRG”), the entity to whom the Company sold its Cheeseburger in Paradise concept in September 2009, and T-Bird Nevada, LLC (“T-Bird”), a limited liability company owned by the principal of each of the Company’s California franchisees of Outback Steakhouse restaurants.  Combined revenues and net loss included in the Company’s Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 were $75,767,000 and $56,476,000, respectively, and combined assets and liabilities included in the Company’s Consolidated Balance Sheet at December 31, 2009 were $78,082,000 and $204,634,000, respectively.  This guidance caused a $6,078,000 and a $386,000 reduction to the January 1, 2010 balances of Accumulated deficit and Noncontrolling interests, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation (continued)

Economic Outlook

The recessionary economic conditions that began in 2008 have created a challenging environment for the Company and for the restaurant industry, and these factors have limited and may continue to limit the Company’s liquidity.  During 2009, the Company experienced declining revenues, comparable store sales and operating cash flows and incurred operating losses. It also incurred goodwill impairment charges of $11,078,000, intangible asset impairment charges of $43,741,000, and restaurant and other impairment charges of $94,471,000, such that at December 31, 2009, the Company had an Accumulated deficit of $842,966,000.  During the first half of 2010, the Company experienced a strengthening of trends in consumer traffic and increases in comparable-store sales.  Notwithstanding these recent signs of improvement, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends.

In response to the economic environment, the Company has continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to capital expenditures.  The Company developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, net interest expense declined by 28.9% for the first half of 2010 as compared to the same period in 2009 primarily due to a net $6,480,000 decrease in interest expense on the Company’s interest rate collar and a decrease of approximately $5,200,000 related to the $240,145,000 decrease in outstanding senior notes from the Company’s completion of a cash tender offer during March of 2009.

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

The valuation of the Company’s interest rate collar is based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  Interest rate curves are used to determine forward LIBOR rates on each quarter’s interest rate reset date.  Since the interest rate collar matures on September 30, 2010, its final interest rate reset date was June 28, 2010.

Although the Company has determined that the majority of the inputs used to value its interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, the Company has determined that its interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables present the Company’s interest rate collar measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which the measurements fall (in thousands):

	TOTAL
	JUNE 30,
	2010	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities:
Interest rate collar	$6,103	$-	$6,103	$-

	TOTAL
	DECEMBER 31,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities:
Interest rate collar	$18,458	$-	$18,458	$-

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The Company performed its annual impairment test during the second quarter of 2010.  The Company did not have material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and six months ended June 30, 2010.

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

The Company recorded $69,716,000 and $74,846,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the three and six months ended June 30, 2009, respectively.  At the time of such impairment, the impaired long-lived assets had $3,912,000 and $4,623,000 of remaining fair value during the three and six months ended June 30, 2009, respectively.  Due to the third quarter of 2009 sale of its Cheeseburger in Paradise concept, the Company recorded a $45,962,000 impairment charge (included in the totals above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept at June 30, 2009.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the table above at June 30, 2009.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis (continued)

The Company recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the three and six months ended June 30, 2009 as a result of its annual impairment test.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at June 30, 2010 and December 31, 2009 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at June 30, 2010 and December 31, 2009 (in thousands):

	JUNE 30,		DECEMBER 31,
	2010		2009
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,103,450	$940,691	$1,171,900	$950,704
Senior secured working capital revolving credit facility	-	-	50,000	40,563
Senior secured pre-funded revolving credit facility	38,072	32,456	23,000	18,659
Senior notes	248,075	242,493	248,075	218,926

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 9).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not enter into financial instruments for trading or speculative purposes.

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

As of June 30, 2010, the Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company records mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The following table presents the fair value of the Company’s interest rate collar and its classification in the Company’s Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in thousands):

LIABILITY DERIVATIVES
	JUNE 30,		DECEMBER 31,
	2010		2009
	BALANCE		BALANCE
	SHEET	FAIR	SHEET	FAIR
	LOCATION	VALUE	LOCATION	VALUE
Derivatives not designated as hedging instruments
Interest rate	Accrued and other		Accrued and other
collar	current liabilities	$6,103	current liabilities	$18,458

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Interest Rate Risk (continued)

The following table presents the location and effects of the Company’s interest rate collar on its Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	LOCATION OF	AMOUNT OF GAIN OR (LOSS) RECOGNIZED
DERIVATIVES NOT	GAIN OR (LOSS)	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	THREE MONTHS ENDED		SIX MONTHS ENDED
HEDGING	INCOME ON	JUNE 30,		JUNE 30,
INSTRUMENTS	DERIVATIVE	2010	2009	2010	2009
Interest rate collar	Interest expense, net	$242	$(4,648)	$(1,322)	$(7,802)

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contains a provision in which the Company could be declared in default on its derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2010 and December 31, 2009, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was a net liability position of $6,276,000 and $19,225,000, respectively.  As of June 30, 2010 and December 31, 2009, the Company was not required to post and did not post any collateral related to this agreement. If the Company breached the agreement’s provision at June 30, 2010, it would be required to settle its obligation under the agreement at its termination value of $6,276,000.

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

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of Roy’s joint venture that could potentially be significant to Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where the Company provides a guarantee (see Note 9). The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $29,950,000 and $6,748,000, respectively, at June 30, 2010 and $33,721,000 and $7,586,000, respectively, at December 31, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Variable Interest Entities (continued)

Roy’s and RY-8, Inc. (continued)

The Company consolidates RY-8 because the Company’s guarantee of RY-8’s debt, which was renewed on April 1, 2009, indicated that the Company was likely to absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  On April 1, 2009, the Company reclassified its $24,500,000 contingent obligation to guaranteed debt and beginning on that date, the portion of income or loss attributable to RY-8, excluding interest expense on the line of credit, is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income (loss) attributable to noncontrolling interests.”  No other assets or liabilities were recorded as a result of consolidating RY-8. All material intercompany balances and transactions have been eliminated.  The adoption of new accounting guidance for variable interest entities on January 1, 2010 did not affect the Company’s consolidation of RY-8.  The Company determined that it remains RY-8’s primary beneficiary because its implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses.

T-Bird Nevada, LLC

The Company was the guarantor of an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees of Outback Steakhouse restaurants.  The Company was required to consolidate T-Bird effective January 1, 2004 because the Company determined that it absorbed the majority of expected losses.  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants.  The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates (see Note 13).

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Variable Interest Entities (continued)

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to PRG, an entity formed and controlled by the president of the concept.  Based on the terms of the purchase and sale agreement, the Company determined that it was the primary beneficiary and continued to consolidate PRG after the sale transaction.  Therefore, the Company classified 100% of PRG’s net operating results as “Net (loss) income attributable to noncontrolling interests” in its Consolidated Statement of Operations for the year ended December 31, 2009 and classified PRG’s equity as “Noncontrolling interests” in its Consolidated Balance Sheet subsequent to the sale transaction.  Any receivables, payables, income or expenses between the Company and PRG during the year ended December 31, 2009 were eliminated in consolidation.

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company de-consolidated PRG on January 1, 2010 (see Note 1). The Company determined that certain rights within a $2,000,000 promissory note owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  De-consolidated assets and liabilities were $9,433,000 and $8,314,000, respectively, at December 31, 2009.  The maximum exposure to loss as a result of the Company’s involvement with PRG is $35,077,000 related to lease payments over a period of 13 years in the event that PRG defaults on certain third-party leases, of which $27,520,000 relates to lease payments to the Company’s sister company, PRP (see Note 14).  The Company does not have a liability recorded at June 30, 2010 for these potential lease payments.  The Company had approximately $998,000 and ($109,000) due from (to) PRG, respectively, at June 30, 2010, and settled the majority of these amounts subsequent to the end of the second quarter.  The Company recorded a $2,000,000 allowance for the PRG promissory note during the first quarter of 2010.

7.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Prepaid expenses	$27,278	$16,448
Accounts receivable, net	8,001	10,132
Accounts receivable - vendors	21,914	14,795
Accounts receivable - franchisees, net	5,214	5,312
Insurance receivable	1,013	19,000
Other current assets, net	21,017	29,807
	$84,437	$95,494

The $19,000,000 insurance receivable at December 31, 2009 relates to a reclassification to current from long-term as a result of a 2010 settlement of a class action lawsuit.  This amount is also included in Accrued and other current liabilities at December 31, 2009.

8.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Accrued payroll and other compensation	$75,701	$101,849
Accrued insurance	19,399	36,057
Other	69,287	80,654
	$164,387	$218,560

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt

 Long-term debt consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Senior secured term loan facility, interest rate of 2.88% at June 30, 2010
and 2.56% at December 31, 2009	$1,103,450	$1,171,900
Senior secured working capital revolving credit facility, interest rate of 2.56%
at December 31, 2009	-	50,000
Senior secured pre-funded revolving credit facility, interest rate of 2.88% at
June 30, 2010 and 2.56% at December 31, 2009	38,072	23,000
Senior notes, interest rate of 10.00% at June 30, 2010 and December 31, 2009	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.21% to 8.25%
at June 30, 2010 and December 31, 2009	7,669	5,752
Sale-leaseback obligations	2,375	4,925
Capital lease obligations	1,175	-
Guaranteed debt	24,500	24,500
	1,425,316	1,528,152
Less: current portion of long-term debt	(117,314)	(134,333)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,283,502	$1,369,319

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at June 30, 2010 and December 31, 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.35% to 0.75% and from 0.26% to 0.46% at June 30, 2010 and December 31, 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2010 and December 31, 2009).

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

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,103,450,000 and $1,171,900,000 at June 30, 2010 and December 31, 2009, respectively.  The Company classified $75,000,000 of its term loans as current at June 30, 2010 and at December 31, 2009 due to its prepayment requirements and quarterly payments.  In April 2010, the Company paid the remainder of its $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2010.  At December 31, 2009, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at June 30, 2010 and December 31, 2009, $70,457,000 and $71,632,000, respectively, of the credit facility was committed for the issuance of letters of credit.  As of June 30, 2010, the Company’s total outstanding letters of credit were $4,543,000 below the maximum of $75,000,000 of letters of credit permitted to be issued under its working capital revolving credit facility. Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of June 30, 2010 and December 31, 2009, the Company had borrowed $38,072,000 and $23,000,000, respectively, from its pre-funded revolving credit facility.  The Company recorded $38,072,000 in “Current portion of long-term debt” in its Consolidated Balance Sheet at June 30, 2010 and $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in its Consolidated Balance Sheet at December 31, 2009, as the Company is required to repay any outstanding loans in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results. This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.  Subsequent to the end of the second quarter of 2010, the Company borrowed $5,000,000 from its pre-funded revolving credit facility.

At June 30, 2010 and December 31, 2009, the Company was in compliance with its debt covenants.  See the 2009 10-K for further information about the Company’s debt covenant requirements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at June 30, 2010 and December 31, 2009 was $248,075,000.

On June 14, 2010, the Company’s one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won and its one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won matured and were not renewed. There were no draws outstanding on these lines of credit.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2010 and December 31, 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At June 30, 2010 and December 31, 2009, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Comprehensive Income (Loss) and Foreign Currency Translation and Transactions

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Total comprehensive income (loss) for the three months ended June 30, 2010 and 2009 was $13,834,000 and ($82,278,000), respectively, which included the effect of (losses) and gains from foreign currency translation adjustments of approximately ($5,397,000) and $5,777,000, respectively.

Total comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was $17,522,000 and ($2,465,000), respectively, which included the effect of (losses) and gains from foreign currency translation adjustments of approximately ($2,982,000) and $2,178,000, respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of June 30, 2010 and December 31, 2009.

Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and was a net gain of $876,000 and $2,466,000 for the three months ended June 30, 2010 and 2009, respectively, and a net gain (loss) of $993,000 and ($3,194,000) for the six months ended June 30, 2010 and 2009, respectively.

11.           Income Taxes

The effective income tax rate for the three months ended June 30, 2010 was (141.7)% compared to 38.9% for the same period in 2009. This decrease in the effective rate was primarily attributable to an increase in the projected pre-tax book income as compared to the previous period.  It was partially offset by an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.

The effective income tax rate for the six months ended June 30, 2010 was 45.8% compared to 74.1% for the same period in 2009.  This net decrease of 28.3% in the effective rate was primarily due to the increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and to the $11,078,000 goodwill impairment charge recorded in the six months ended June 30, 2009.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc’s stock.

The effective income tax rate for the six months ended June 30, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.

As of June 30, 2010 and December 31, 2009, the Company had $14,482,000 and $14,411,000, respectively, of unrecognized tax benefits ($3,781,000 and $3,815,000, respectively, in “Other long-term liabilities,” $3,879,000 and $3,774,000, respectively, in “Accrued and other current liabilities” and $6,822,000 at June 30, 2010 and December 31, 2009 in “Deferred income tax liability”).  Of these amounts, $13,624,000 and $13,209,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $4,500,000 to $5,500,000 within the next twelve months after June 30, 2010.

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

As of June 30, 2010 and December 31, 2009, the Company accrued $3,797,000 and $3,203,000, respectively, of interest and penalties related to uncertain tax positions.  The Company accounts for interest and penalties related to uncertain tax positions as part of its (Benefit) provision for income taxes and recognized expense of $169,000 and $638,000 for the three and six months ended June 30, 2010, respectively, and expense of $969,000 and $1,188,000 for the three and six months ended June 30, 2009, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of guidance related to accounting for uncertainty in income taxes, and it has not changed since the adoption of this guidance.

12.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).  As a result of the sale of Cheeseburger in Paradise to PRG in September 2009, the Cheeseburger in Paradise subsidiaries were no longer considered Guarantors, as they were no longer 100% owned restricted subsidiaries.  Since the Company consolidated PRG after the sale transaction in accordance with accounting guidance in effect until December 31, 2009, these subsidiaries were considered Non-Guarantors through December 31, 2009.  The accompanying Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2009 and the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2009 have been restated to include the Cheeseburger in Paradise subsidiaries with the Non-Guarantors. Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company de-consolidated PRG, and the Cheeseburger in Paradise subsidiaries are not included in the accompanying 2010 condensed consolidating financial statements (see Note 6). Additionally, the 2009 Condensed Consolidating Statements of Operations and Cash Flows have been restated to reflect a shift in ownership of seven Guarantor restaurants from a Non-Guarantor parent to a Guarantor parent.  This change in ownership did not have a material effect on the statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF JUNE 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$36,809	$-	$53,739	$47,095	$-	$137,643
Current portion of restricted cash	962	-	4,368	-	-	5,330
Inventories	5,605	-	26,039	15,682	-	47,326
Deferred income tax assets	27,647	-	653	619	-	28,919
Other current assets	26,170	-	36,451	21,816	-	84,437
Total current assets	97,193	-	121,250	85,212	-	303,655
Property, fixtures and equipment, net	25,824	-	510,037	310,685	-	846,546
Investments in and advances to
unconsolidated affiliates, net	242	-	-	24,530	-	24,772
Investments in subsidiaries	-	-	4,559	-	(4,559)	-
Due from (to) subsidiaries	1,830,261	-	877,421	469,953	(3,177,635)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	431,311	153,779	-	585,090
Other assets, net	70,137	-	20,559	44,283	-	134,979
Total assets	$2,023,657	$-	$2,304,599	$1,197,702	$(3,182,194)	$2,343,764

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF JUNE 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$8,981	$-	$66,438	$32,325	$-	$107,744
Accrued and other current
liabilities	68,858	-	62,656	32,873	-	164,387
Current portion of accrued
buyout liability	64	-	6,334	4,693	-	11,091
Unearned revenue	441	-	114,278	33,489	-	148,208
Current portion of long-term debt	113,236	-	2,791	1,287	-	117,314
Total current liabilities	191,580	-	252,497	104,667	-	548,744
Partner deposit and accrued
buyout liability	332	-	85,121	24,221	-	109,674
Deferred rent	716	-	49,764	25,803	-	76,283
Deferred income tax liability	59,270	-	135,775	(6,741)	-	188,304
Long-term debt	1,276,806	248,075	5,080	1,616	(248,075)	1,283,502
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	478,288	-	-	-	(478,288)	-
Due to (from) subsidiaries	2,184	-	1,745,037	1,430,415	(3,177,636)	-
Other long-term liabilities, net	136,810	-	60,142	22,008	-	218,960
Total liabilities	2,145,986	248,075	2,333,416	1,626,489	(3,903,999)	2,449,967
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	717,698	(248,075)	-	-	248,075	717,698
(Accumulated deficit)
retained earnings	(820,233)	-	(28,817)	(425,132)	453,949	(820,233)
Accumulated other comprehensive
(loss) income	(19,781)	-	-	(19,781)	19,781	(19,781)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(122,316)	(248,075)	(28,817)	(444,913)	721,805	(122,316)
Noncontrolling interests	(13)	-	-	16,126	-	16,113
Total (deficit) equity	(122,329)	(248,075)	(28,817)	(428,787)	721,805	(106,203)
	$2,023,657	$-	$2,304,599	$1,197,702	$(3,182,194)	$2,343,764

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

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$6,969	$-	$61,590	$38,588	$-	$107,147
Accrued and other current
liabilities	88,037	-	84,296	46,227	-	218,560
Current portion of accrued
buyout liability	-	-	9,054	6,057	-	15,111
Unearned revenue	136	-	190,049	47,395	-	237,580
Current portion of long-term debt	130,933	-	2,089	1,311	-	134,333
Total current liabilities	226,075	-	347,078	139,578	-	712,731
Partner deposit and accrued
buyout liability	88	-	85,027	23,811	-	108,926
Deferred rent	853	-	43,678	25,270	-	69,801
Deferred income tax liability	68,612	-	135,763	(6,294)	-	198,081
Long-term debt	1,362,062	248,075	6,376	881	(248,075)	1,369,319
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	669,136	-	-	-	(669,136)	-
Due to (from) subsidiaries	241,260	-	1,476,681	1,545,734	(3,263,675)	-
Other long-term liabilities, net	135,201	-	61,969	31,325	-	228,495
Total liabilities	2,703,287	248,075	2,156,572	1,784,805	(4,180,886)	2,711,853
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	713,969	(248,075)	-	-	248,075	713,969
(Accumulated deficit)
retained earnings	(842,966)	-	(100,826)	(548,576)	649,402	(842,966)
Accumulated other comprehensive
(loss) income	(16,799)	-	-	(16,799)	16,799	(16,799)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(145,796)	(248,075)	(100,826)	(565,375)	914,276	(145,796)
Noncontrolling interests	-	-	-	18,972	-	18,972
Total (deficit) equity	(145,796)	(248,075)	(100,826)	(546,403)	914,276	(126,824)
	$2,557,491	$-	$2,055,746	$1,238,402	$(3,266,610)	$2,585,029

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$22	$-	$657,783	$251,083	$-	$908,888
Other revenues	812	-	4,335	2,945	-	8,092
Total revenues	834	-	662,118	254,028	-	916,980
Costs and expenses
Cost of sales	3,925	-	210,976	77,248	-	292,149
Labor and other related	(2,205)	-	188,861	72,388	-	259,044
Other restaurant operating	803	-	178,907	61,138	-	240,848
Depreciation and amortization	220	-	21,558	13,262	-	35,040
General and administrative	16,062	-	30,714	18,246	-	65,022
Provision for impaired assets
and restaurant closings	199	-	1,364	519	-	2,082
Loss (income) from operations
of unconsolidated affiliates	150	-	-	(1,058)	-	(908)
Total costs and expenses	19,154	-	632,380	241,743	-	893,277
(Loss) income from operations	(18,320)	-	29,738	12,285	-	23,703
Equity in earnings (losses) of subsidiaries	39,905	-	803	-	(40,708)	-
Other income, net	-	-	-	876	-	876
Interest expense, net	(16,445)	-	(4)	(174)	-	(16,623)
Income (loss) before (benefit)
provision for income taxes	5,140	-	30,537	12,987	(40,708)	7,956
(Benefit) provision for income taxes	(12,486)	-	12	1,199	-	(11,275)
Net income (loss)	17,626	-	30,525	11,788	(40,708)	19,231
Less: net (loss) income attributable
to noncontrolling interests	(7)	-	-	1,605	-	1,598
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$17,633	$-	$30,525	$10,183	$(40,708)	$17,633

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	SIX MONTHS ENDED JUNE 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$30	$-	$1,329,849	$519,024	$-	$1,848,903
Other revenues	1,454	-	8,150	5,943	-	15,547
Total revenues	1,484	-	1,337,999	524,967	-	1,864,450
Costs and expenses
Cost of sales	3	-	433,644	158,803	-	592,450
Labor and other related	(1,022)	-	375,470	146,498	-	520,946
Other restaurant operating	1,505	-	350,579	123,879	-	475,963
Depreciation and amortization	446	-	43,775	26,633	-	70,854
General and administrative	32,763	-	62,149	35,129	-	130,041
Provision for impaired assets
and restaurant closings	1,287	-	1,963	764	-	4,014
Loss (income) from operations
of unconsolidated affiliates	373	-	-	(2,344)	-	(1,971)
Total costs and expenses	35,355	-	1,267,580	489,362	-	1,792,297
(Loss) income from operations	(33,871)	-	70,419	35,605	-	72,153
Equity in earnings (losses) of subsidiaries	99,516	-	1,624	-	(101,140)	-
Other income, net	-	-	-	993	-	993
Interest expense, net	(34,948)	-	(107)	(280)	-	(35,335)
Income (loss) before provision
(benefit) for income taxes	30,697	-	71,936	36,318	(101,140)	37,811
Provision (benefit) for income taxes	14,043	-	(72)	3,336	-	17,307
Net income (loss)	16,654	-	72,008	32,982	(101,140)	20,504
Less: net (loss) income attributable
to noncontrolling interests	(1)	-	-	3,850	-	3,849
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$16,655	$-	$72,008	$29,132	$(101,140)	$16,655

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$641,870	$256,846	$-	$898,716
Other revenues	43	-	4,022	2,989	-	7,054
Total revenues	43	-	645,892	259,835	-	905,770
Costs and expenses
Cost of sales	-	-	211,723	79,773	-	291,496
Labor and other related	3,518	-	180,895	73,981	-	258,394
Other restaurant operating	325	-	175,634	65,516	-	241,475
Depreciation and amortization	234	-	28,906	14,339	-	43,479
General and administrative	20,899	-	30,869	19,346	-	71,114
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	-	-	47,008	65,198	-	112,206
Loss from operations
of unconsolidated affiliates	158	-	-	197	-	355
Total costs and expenses	25,134	-	676,181	328,282	-	1,029,597
Loss from operations	(25,091)	-	(30,289)	(68,447)	-	(123,827)
Equity in (losses) earnings of subsidiaries	(98,076)	-	462	-	97,614	-
Other (expense) income, net	(6)	-	-	2,472	-	2,466
Interest expense, net	(21,382)	-	(1,308)	(181)	-	(22,871)
(Loss) income before (benefit) provision
for income taxes	(144,555)	-	(31,135)	(66,156)	97,614	(144,232)
(Benefit) provision for income taxes	(58,294)	-	885	1,232	-	(56,177)
Net (loss) income	(86,261)	-	(32,020)	(67,388)	97,614	(88,055)
Less: net loss attributable to
noncontrolling interests	-	-	-	(1,794)	-	(1,794)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(86,261)	$-	$(32,020)	$(65,594)	$97,614	$(86,261)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	SIX MONTHS ENDED JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,329,926	$527,869	$-	$1,857,795
Other revenues	86	-	6,968	5,315	-	12,369
Total revenues	86	-	1,336,894	533,184	-	1,870,164
Costs and expenses
Cost of sales	-	-	446,445	166,390	-	612,835
Labor and other related	7,639	-	369,416	150,910	-	527,965
Other restaurant operating	427	-	342,143	135,654	-	478,224
Depreciation and amortization	507	-	58,578	30,766	-	89,851
General and administrative	35,044	-	59,098	35,455	-	129,597
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	(10)	-	51,533	67,819	-	119,342
Loss (income) from operations
of unconsolidated affiliates	303	-	-	(420)	-	(117)
Total costs and expenses	68,410	-	1,328,359	596,506	-	1,993,275
(Loss) income from operations	(68,324)	-	8,535	(63,322)	-	(123,111)
Equity in (losses) earnings of subsidiaries	(63,270)	-	602	-	62,668	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other expense, net	(6)	-	-	(3,188)	-	(3,194)
Interest expense, net	(46,852)	-	(2,746)	(88)	-	(49,686)
(Loss) income before (benefit) provision
for income taxes	(20,391)	-	6,391	(66,598)	62,668	(17,930)
(Benefit) provision for income taxes	(16,477)	-	1,031	2,159	-	(13,287)
Net (loss) income	(3,914)	-	5,360	(68,757)	62,668	(4,643)
Less: net loss attributable to
noncontrolling interests	-	-	-	(729)	-	(729)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(3,914)	$-	$5,360	$(68,028)	$62,668	$(3,914)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	SIX MONTHS ENDED JUNE 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$43,489	$-	$(44,984)	$2,640	$-	$1,145

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(641)	-	-	-	-	(641)
Proceeds from sale of Company-owned
life insurance	4,011	-	-	-	-	4,011
De-consolidation of subsidiary	(4,398)	-	-	-	-	(4,398)
Capital expenditures	(3,002)	-	(18,008)	(5,463)	-	(26,473)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	4,335	-	4,558	-	-	8,893
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(4,554)	-	(5,651)	-	-	(10,205)
Net cash used in investing activities	(4,249)	-	(19,101)	(5,463)	-	(28,813)

Cash flows used in financing activities:
Repayments of long-term debt	(68,456)	-	(1,538)	(907)	-	(70,901)
Proceeds from borrowings
on revolving credit facilities	21,000	-	-	-	-	21,000
Repayments of borrowings
on revolving credit facilities	(55,928)	-	-	-	-	(55,928)
Deferred financing fees	(1,286)	-	-	-	-	(1,286)
Contributions from noncontrolling
interests	-	-	-	103	-	103
Distributions to noncontrolling interests	-	-	(1,124)	(5,301)	-	(6,425)
Repayment of partner deposit and
accrued buyout contributions	(4,239)	-	(5,355)	(1,543)	-	(11,137)
Receipt of partner deposit and
accrued buyout contributions	572	-	1,281	529	-	2,382
Net cash used in financing activities	(108,337)	-	(6,736)	(7,119)	-	(122,192)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(1,659)	-	(1,659)
Net decrease in cash
and cash equivalents	(69,097)	-	(70,821)	(11,601)	-	(151,519)
Cash and cash equivalents at the
beginning of the period	105,906	-	124,560	58,696	-	289,162
Cash and cash equivalents at the
end of the period	$36,809	$-	$53,739	$47,095	$-	$137,643

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	SIX MONTHS ENDED JUNE 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(72,872)	$-	$4,165	$28,612	$-	$(40,095)

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(6,571)	-	-	-	-	(6,571)
Proceeds from sale of Company-owned
life insurance	9,657	-	-	-	-	9,657
Capital expenditures	(2,133)	-	(17,951)	(12,576)	-	(32,660)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	12,928	-	4,222	-	-	17,150
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(11,309)	-	(4,560)	-	-	(15,869)
Net cash provided by (used in)
investing activities	2,572	-	(17,328)	(12,576)	-	(27,332)

Cash flows used in financing activities:
Proceeds from issuance of long-term debt	700	-	-	-	-	700
Repayments of long-term debt	(19,250)	-	(3,486)	(1,115)	-	(23,851)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Deferred financing fees	-	-	-	(155)	-	(155)
Purchase of note related to
guaranteed debt	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interests	-	-	-	340	-	340
Distributions to noncontrolling interests	-	-	-	(4,700)	-	(4,700)
Repayment of partner deposit and
accrued buyout contributions	(119)	-	(1,305)	(1,039)	-	(2,463)
Receipt of partner deposit and
accrued buyout contributions	-	-	1,155	699	-	1,854
Net cash used in financing activities	(47,636)	-	(3,636)	(39,253)	-	(90,525)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(1,137)	-	(1,137)
Net decrease in cash
and cash equivalents	(117,936)	-	(16,799)	(24,354)	-	(159,089)
Cash and cash equivalents at the
beginning of the period	178,275	-	51,637	41,558	-	271,470
Cash and cash equivalents at the
end of the period	$60,339	$-	$34,838	$17,204	$-	$112,381

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

13.           Commitments and Contingencies

Litigation Related Matters

The Company is subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance.  In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on the Company’s financial position or results of operations and cash flows.  The Company accrues for loss contingencies that are probable and reasonably estimable.  The Company generally does not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

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

On December 29, 2008, American Restaurants, Inc. (“American Restaurants”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), the Company’s indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.  On May 14, 2010, the Argentine Court of Appeals granted Outback International’s petition and declared the purported award null and void. The Argentine Court of Appeals also levied all costs against American Restaurants. On July 7, 2010, American Restaurants filed an extraordinary appeal with the Argentine Court of Appeals arguing that its May 14, 2010 nullification decision was in error and should be reviewed by the Argentine Supreme Court. Outback International will timely respond to the extraordinary appeal.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Commitments and Contingencies (continued)

Litigation Related Matters (continued)

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

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  On May 17, 2010, the California Court of Appeal reversed the trial court and ordered T-Bird’s complaint be reinstated.  The Company has filed a petition with the California Supreme Court seeking further review of the California Court of Appeal’s decision.

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

As of June 30, 2010 and December 31, 2009, the Company is due $3,882,000 and $4,415,000, respectively, from RY-8 for interest and renewal fees on the line of credit and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 6).  Additional payments on behalf of RY-8 may be required in the future.

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

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,712,000 for six closed locations and $5,086,000 for five closed locations related to Release Amounts at June 30, 2010 and December 31, 2009, respectively.  The Company is not required to pay PRP the Release Amounts until the sales occur.

Kangaroo Holdings, Inc. and Management

On June 14, 2010 and 2009, 240,316 and 2,978,437 shares of KHI restricted stock, respectively, issued to four of the Company’s executive officers and other members of management vested either pursuant to the terms of the applicable restricted stock agreements or pursuant to amendments to the restricted stock agreements for certain of the Company’s named executive officers.  The shares of restricted stock that vested were originally “rolled over” from OSI Restaurant Partners, Inc. in conjunction with the Merger or issued under a separate agreement and were not issued under the KHI Equity Plan.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $727,000 and $3,347,000 to these individuals in June and July of 2010 and 2009, respectively, for their personal income tax and associated interest obligations that resulted from vesting.  The loans are full recourse and are also collateralized by the vested shares of KHI restricted stock.

15.           Subsequent Events

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also Board members of the Company and of KHI.  The resulting $1,400,000 gain from the sale of the aircraft was deferred and recognized ratably over a five-year period in connection with the Company’s lease agreement for this aircraft with Billabong.  This lease agreement was for a one-year period with successive one-year renewal periods at the Company’s option and permitted the Company to lease up to 200 hours of flight time per year at a rate of $2,900 per hour as long as the Company supplied its own fuel, pilots and maintenance staff when using the plane.  On July 1, 2010, the Company did not renew this lease agreement and recognized the remaining $854,000 deferred gain.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,425 system-wide restaurants and 2009 revenues exceeding $3.6 billion. As of June 30, 2010, we operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts consist of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our long-range plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

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

Key factors we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes - average sales per restaurant to measure changes in consumer traffic, pricing and development of the brand;
•	Operating margins - restaurant revenues after deduction of the main restaurant-level operating costs (including cost of sales, other restaurant operating expenses, and labor and other related costs);
•
System-wide sales - total restaurant sales volume for all Company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands; and

•
Same-store or comparable-store sales - year-over-year comparison of sales volumes for restaurants that are open 18 months or more in order to remove the impact of new openings in comparing the operations of existing restaurants.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Recessionary economic conditions, specifically in the United States, will continue to present challenges to our business as consumer confidence and discretionary spending, availability of credit, interest rates, foreign currency exchange rates and other market conditions could adversely impact  our business trend (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).  Although the casual dining segment’s rate of sales decline decelerated in the first half of 2010 as compared to the prior year, the industry continues to be challenged and uncertainty exists about the impact of weakening consumer confidence regarding the pace of economic recovery.

We continue to identify new ways to respond to this challenging environment and have identified the following four key objectives for 2010:

•	Revitalize top line growth;
•	Elevate organizational effectiveness;
•	Accelerate continuous productivity improvement to fund growth; and
•	Deliver our 2010 financial plan to maintain stable cash flow while making necessary investments to drive sustainable, long-term growth.

We made progress on our top line revitalization efforts during the first half of 2010, as we generated positive second quarter comparable-store sales and gained traffic share compared to the restaurant segment across our major concepts.  We developed unique promotions throughout our concepts that fit our brand positioning, look beyond price and leverage consumer touch points.  We also accelerated certain innovation opportunities in our menu, service and operations.  For example, we introduced smaller portion menu options for many of the more popular items at Carrabba’s Italian Grill to improve affordability and to appeal to consumers interested in smaller entrée choices.  Also, we have been testing additional menu options at Outback Steakhouse to broaden its appeal.  As we work towards our goal of achieving sustainable top line growth, we will continue to enhance brand competitiveness, significantly improve our innovation capability and invest in our concepts.

Our key area of focus in elevating organizational effectiveness is in building the appropriate talent and infrastructure to accelerate innovation and drive sustainable top line growth and productivity.  We made progress in this area during the first half of 2010 by increasing our resources in consumer insights, research and development, productivity and human resources.

In the area of productivity improvement, we created a team that is responsible for building a sustainable model for continuous improvement that will be identifying best practices and improving productivity resource allocation and utilization.  Our 2010 efficiency improvement goal is $50,000,000 or more in savings as compared to 2009, and through the first half of 2010, we are on track to achieve that goal.  Of this total, we expect $15,000,000 of savings to be achieved from the initiatives we started last year that did not realize a full year of benefits in 2009.  The remainder of the savings will be from new programs.  Currently, we are identifying efficiency opportunities for 2011 and beyond so those initiatives will be ready for implementation early next year.

During the first half of 2010, we maintained stable cash flow while investing in the business.  In order for this to continue throughout the remainder of the year, we need to balance our investments in infrastructure and long-term brand growth with the benefits of efficiency plans and traffic share gains.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Our industry’s challenges and risks include, but are not limited to, economic conditions, including weak discretionary consumer spending and consumer tolerance of our prices, the impact of government regulation, the availability of qualified employees, consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption and commodity pricing. Additionally, although we have substantially reduced our development schedule, development or other capital investment is still subject to risk because of the availability of capital under our debt covenant restrictions. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues
Restaurant sales	99.1%	99.2%	99.2%	99.3%
Other revenues	0.9	0.8	0.8	0.7
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.1	32.4	32.0	33.0
Labor and other related (1)	28.5	28.8	28.2	28.4
Other restaurant operating (1)	26.5	26.9	25.7	25.7
Depreciation and amortization	3.8	4.8	3.8	4.8
General and administrative	7.1	7.9	7.0	6.9
Loss on contingent debt guarantee	-	-	-	1.3
Goodwill impairment	-	1.2	-	0.6
Provision for impaired assets and restaurant closings	0.2	12.4	0.2	6.4
(Income) loss from operations of unconsolidated affiliates	(0.1)	*	(0.1)	(* )
Total costs and expenses	97.4	113.7	96.1	106.6
Income (loss) from operations	2.6	(13.7)	3.9	(6.6)
Gain on extinguishment of debt	-	-	-	8.5
Other income (expense), net	0.1	0.3	0.1	(0.2)
Interest expense, net	(1.8)	(2.5)	(2.0)	(2.7)
Income (loss) before (benefit) provision for income taxes	0.9	(15.9)	2.0	(1.0)
(Benefit) provision for income taxes	(1.2)	(6.2)	0.9	(0.8)
Net income (loss) attributable to OSI Restaurant Partners, LLC	2.1	(9.7)	1.1	(0.2)
Less: net income (loss) attributable to noncontrolling interests	0.2	(0.2)	0.2	(* )
Net income (loss) attributable to OSI Restaurant Partners, LLC	1.9%	(9.5)%	0.9%	(0.2)%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales increased by 2.7% and 1.1% for the three and six months ended June 30, 2010 as compared with the corresponding periods in 2009.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales is comprised of sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, which are sales of Company-owned restaurants:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$509	$496	$1,023	$1,030
International	63	56	135	120
Total	572	552	1,158	1,150
Carrabba's Italian Grill	164	162	337	333
Bonefish Grill	102	95	205	193
Fleming's Prime Steakhouse and Wine Bar	52	47	109	99
Other restaurants (1)	19	43	40	83
Total Company-owned restaurant sales	$909	$899	$1,849	$1,858
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”).  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we de-consolidated PRG on January 1, 2010.  As a result, the current periods include primarily our Roy’s concept.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$78	$75	$155	$155
International	52	38	104	72
Total	130	113	259	227
Carrabba's Italian Grill	1	1	2	2
Bonefish Grill	4	4	8	8
Total franchise and development joint venture sales (1)	$135	$118	$269	$237
Income from franchise and development joint ventures (2)	$7	$6	$14	$11
__________________
(1)	Franchise and development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “(Income) loss from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 30,
	2010	2009
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	674	687
Company-owned - international	119	121
Franchised - domestic	108	108
Franchised and development joint venture - international	65	56
Total	966	972
Carrabba's Italian Grill
Company-owned	232	231
Franchised	1	1
Total	233	232
Bonefish Grill
Company-owned	145	144
Franchised	7	7
Total	152	151
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	63
Other
Company-owned (1)	23	59
System-wide total	1,438	1,477
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to PRG.  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we de-consolidated PRG on January 1, 2010. As a result, the current period includes only our Roy’s concept.

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES

Restaurant sales

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
(dollars in thousands):	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Restaurant sales	$908,888	$898,716	$10,172	1.1%	$1,848,903	$1,857,795	$(8,892)	(0.5)%

The increase in restaurant sales for the three months ended June 30, 2010 as compared to the same period in 2009 was attributable to additional revenues of approximately $4,233,000 from the opening of seven new restaurants after June 30, 2009 and increases in comparable-store sales at our existing restaurants.  This increase was largely offset by a $22,089,000 decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations and the closing of 19 restaurants since June 30, 2009.

The decrease in restaurant sales for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to a $40,846,000 decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations  and the closing of 19 restaurants since June 30, 2009 and was partially offset by additional revenues of approximately $7,806,000 from the opening of seven new restaurants after June 30, 2009 and increases in comparable-store sales at our existing restaurants.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three and six months ended June 30, 2010 and 2009:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Average restaurant unit volumes (weekly):
Outback Steakhouse	$57,828	$55,481	$58,347	$57,924
Carrabba's Italian Grill	$54,378	$54,046	$56,259	$55,758
Bonefish Grill	$54,384	$51,325	$54,859	$52,361
Fleming's Prime Steakhouse and Wine Bar	$62,294	$57,739	$65,814	$62,384
Operating weeks:
Outback Steakhouse	8,804	8,936	17,539	17,781
Carrabba's Italian Grill	3,016	3,003	5,999	5,976
Bonefish Grill	1,881	1,861	3,741	3,691
Fleming's Prime Steakhouse and Wine Bar	832	819	1,655	1,614
Year over year percentage change:
Menu price (decreases) increases: (1)
Outback Steakhouse	(0.1)%	1.5%	(0.3)%	1.7%
Carrabba's Italian Grill	0.1%	1.8%	0.1%	1.8%
Bonefish Grill	0.5%	1.2%	0.8%	1.9%
Fleming's Prime Steakhouse and Wine Bar	0.5%	0.6%	0.6%	0.4%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	3.6%	(10.2)%	0.3%	(9.3)%
Carrabba's Italian Grill	0.6%	(5.9)%	0.9%	(6.6)%
Bonefish Grill	5.6%	(8.2)%	4.6%	(9.1)%
Fleming's Prime Steakhouse and Wine Bar	9.0%	(22.4)%	7.0%	(21.0)%
__________________
(1)           The stated pricing increases excludes the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES (continued)

Other revenues

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Other revenues	$8,092	$7,054	$1,038	$15,547	$12,369	$3,178

Other revenues, consisting primarily of initial franchise fees, royalties and sublease revenue, increased in the three and six months ended June 30, 2010 as compared to the same periods in 2009.  These increases were primarily attributable to increased development and franchise royalties from international Outback Steakhouse restaurants and to sublease revenue generated from PRG as a result of the sale of our Cheeseburger in Paradise concept.

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Cost of sales	$292,149	$291,496		$592,450	$612,835
% of Restaurant sales	32.1%	32.4%	(0.3)%	32.0%	33.0%	(1.0)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of restaurant sales in the three months ended June 30, 2010 as compared with the same period in 2009.  The decrease as a percentage of restaurant sales was primarily 1.2% from the impact of certain cost savings initiatives and 0.6% from decreases in beef costs. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.6% due to changes in our product mix, (ii) 0.3% from increases in produce and dairy costs, (iii) 0.2% as a result of menu price changes and (iv) 0.2% from limited time offers and other promotions.

The decrease as a percentage of restaurant sales in the six months ended June 30, 2010 as compared to the same period in 2009 was primarily 1.2% from the impact of certain cost savings initiatives and 0.6% from decreases in beef costs. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% due to changes in our product mix, (ii) 0.2% as a result of menu price changes and (iii) 0.2% from limited time offers and other promotions.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Labor and other related	$259,044	$258,394		$520,946	$527,965
% of Restaurant sales	28.5%	28.8%	(0.3)%	28.2%	28.4%	(0.2)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (the “PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses decreased as a percentage of restaurant sales in the three months ended June 30, 2010 as compared with the same period in 2009.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 0.5% from the impact of certain cost savings initiatives, (ii) 0.5% from a decrease in expenses incurred as a result of losses on participants’ PEP and other deferred compensation investment accounts and (iii) 0.3% from increases in average unit volumes at our restaurants.  The decrease was partially offset by an increase as a percentage of restaurant sales of 1.0% from higher kitchen, service and management labor costs, including payroll tax and health insurance expense.

The decrease as a percentage of restaurant sales in the six months ended June 30, 2010 as compared to the same period in 2009 was primarily 0.6% from the impact of certain cost savings initiatives and 0.2% from a decrease in expenses incurred as a result of losses on participants’ PEP and other deferred compensation investment accounts.  The decrease was partially offset by an increase as a percentage of restaurant sales of 0.5% from higher kitchen, service and management labor costs, including payroll tax and health insurance expense.

Other restaurant operating expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Other restaurant operating	$240,848	$241,475		$475,963	$478,224
% of Restaurant sales	26.5%	26.9%	(0.4)%	25.7%	25.7%	0.0%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of restaurant sales in the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to the following: (i) 0.6% from increases in average unit volumes at our restaurants, (ii) 0.2% from declines in utilities and pre-opening costs and (iii) 0.2% from certain cost savings initiatives.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.4% from increases in advertising costs and 0.4% from increases in other costs such as repairs and maintenance, occupancy and operating supplies.

The six months ended June 30, 2010 as compared to the same period in 2009 was flat as a percentage of restaurant sales.  An increase as a percentage of restaurant sales of 0.6% from an increase in advertising costs was offset by decreases as a percentage of restaurant sales of the following: (i) 0.2% from certain cost savings initiatives, (ii) 0.2% from increases in average unit volumes at our restaurants and (iii) 0.2% from decreases in utilities costs.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Depreciation and amortization

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Depreciation and amortization	$35,040	$43,479		$70,854	$89,851
% of Total revenues	3.8%	4.8%	(1.0)%	3.8%	4.8%	(1.0)%

Depreciation and amortization expense decreased as a percentage of total revenues in the three and six months ended June 30, 2010 as compared to the same periods in 2009 as a result of certain assets being fully depreciated as of June 2009 and increases in average unit volumes at our restaurants.

General and administrative

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2010	2009	Change	2010	2009	Change
General and administrative	$65,022	$71,114	$(6,092)	$130,041	$129,597	$444

General and administrative costs decreased in the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to a $12,900,000 decrease in restricted stock, deferred compensation and partner buyout expenses that was mostly due to the accelerated vesting of restricted stock in the first half of 2009 and a $3,600,000 shift in the timing of field operations’ meeting expenses to the first quarter of 2010 as opposed to the second quarter of 2009.   This decrease was partially offset by an incremental $6,500,000 loss on the cash surrender value of life insurance and PEP and by $3,200,000 of additional consulting fees related to our productivity improvement and brand growth strategies in the three months ended June 30, 2010 as compared to the same period in 2009.

These costs increased in the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to the following: (i) $6,400,000 of additional consulting fees related to our productivity improvement and brand growth strategies, (ii) an incremental $4,700,000 loss on the cash surrender value of life insurance and PEP, (iii) $2,500,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense and (iv) $2,400,000 of additional bonus and compensation expenses.  This increase was partially offset by a $14,200,000 decrease in restricted stock, deferred compensation and partner buyout expenses that was mostly due to the accelerated vesting of restricted stock in the first half of 2009.

Loss on contingent debt guarantee

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Goodwill impairment

We recorded a goodwill impairment charge of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the second quarter of 2009 in connection with our annual impairment test. Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  These goodwill impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Provision for impaired assets
and restaurant closings	$2,082	$112,206	$(110,124)	$4,014	$119,342	$(115,328)

During the second quarter of 2010, we recorded a provision for impaired assets and restaurant closings of $2,082,000 which was primarily restaurant closing expense for certain of our restaurants.  During the second quarter of 2009, we recorded a provision for impaired assets and restaurant closings of $112,206,000 which primarily included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter of 2009 sale, $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names, $29,435,000 of impairment charges and restaurant closing expense for certain of our other restaurants.

During the first half of 2010, we recorded a provision for impaired assets and restaurant closings of $4,014,000 which was primarily restaurant closing expense for certain of our restaurants.  During the first half of 2009, we recorded a provision for impaired assets and restaurant closings of $119,342,000 which primarily included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter of 2009 sale, $36,225,000 of impairment charges and restaurant closing expense for certain of our other restaurants, $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names.

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

COSTS AND EXPENSES (continued)

Gain on extinguishment of debt

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

Other income (expense), net

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Other income (expense), net	$876	$2,466	$(1,590)	$993	$(3,194)	$4,187

Other income (expense), net represents foreign currency transaction gains (losses) resulting from fluctuations in foreign currency exchange rates on certain international intercompany loans.

Interest expense, net

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Interest expense, net	$16,623	$22,871	$(6,248)	$35,335	$49,686	$(14,351)

The decrease in net interest expense for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a $4,890,000 net decrease in interest expense on our interest rate collar.

The decrease in net interest expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a net $6,480,000 decrease in interest expense on our interest rate collar and an approximately $5,200,000 reduction of interest expense as a result of the $240,145,000 decrease in outstanding senior notes from our completion of a cash tender offer during March of 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

(Benefit) provision for income taxes

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2010	2009	Change	2010	2009	Change
Effective income tax rate	(141.7)%	38.9%	(180.6)%	45.8%	74.1%	(28.3)%

The decrease in the effective income tax rate in the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to an increase in the projected pre-tax book income as compared to the previous period.  It was partially offset by an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.

The decrease in the effective income tax rate in the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to the increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and to the $11,078,000 goodwill impairment charge recorded in the six months ended June 30, 2009. This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc’s stock.

The effective income tax rate for the six months ended June 30, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.

Net income (loss) attributable to noncontrolling interests

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Net income (loss) attributable
to noncontrolling interests	$1,598	$(1,794)	$3,392	$3,849	$(729)	$4,578

The allocation of net income (loss) attributable to noncontrolling interests represents the portion of income or loss from operations included in the consolidated operating results attributable to the noncontrolling ownership interests in certain restaurants that are not wholly-owned. The increase for the three and six months ended June 30, 2010 as compared to the same periods in 2009 is primarily due to improved operating results at Fleming’s Prime Steakhouse and Wine Bar and Roy’s.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents was $137,643,000 at June 30, 2010 as compared with $289,162,000 at December 31, 2009. This decrease was primarily due to $126,787,000 of repayments of debt and the seasonal pattern of gift card sales which typically results in peak cash balances during our fourth quarter.  Inventories were $47,326,000 at June 30, 2010 as compared with $57,223,000 at December 31, 2009.  This decrease was primarily attributable to seasonality and timing of product delivery.

Working capital (deficit) totaled ($245,089,000) and ($228,219,000) at June 30, 2010 and December 31, 2009, respectively, and included Unearned revenue from unredeemed gift cards of $148,208,000 and $237,580,000 at June 30, 2010 and December 31, 2009, respectively.

Current liabilities totaled $548,744,000 at June 30, 2010 as compared with $712,731,000 at December 31, 2009 with the decrease primarily due to a decrease in Unearned revenue of $89,372,000 and a decrease in Accrued and other current liabilities of $54,173,000.  The decrease in Unearned revenue was due to the seasonal pattern of gift card sales and redemptions.  The decrease in Accrued and other current liabilities was partially due to a $19,000,000 reduction in accrued insurance as a result of a settlement payment for a class action lawsuit; this settlement also caused a corresponding decrease in insurance receivable.  Additionally, the decrease in Accrued and other current liabilities was due to a $12,355,000 decline in our interest rate collar liability at June 30, 2010 as compared to December 31, 2009 and to a decrease in accrued payroll and other compensation as a result of the payment in 2010 of bonuses accrued for at December 31, 2009.

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

The recessionary economic conditions since 2008 have created a challenging environment for us and for the restaurant industry, and these factors have limited and may continue to limit our liquidity.  During 2009, we experienced declining revenues, comparable store sales and operating cash flows and incurred operating losses.  We also incurred goodwill impairment charges of $11,078,000, intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $94,471,000.  During the first half of 2010, we experienced a strengthening of trends in consumer traffic and increases in comparable-store sales.  Notwithstanding these recent signs of improvement, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends.

Since 2008, we have continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to capital expenditures.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, net interest expense declined by 28.9% for the first half of 2010 as compared to the same period in 2009 primarily due to a net $6,480,000 decrease in interest expense on our interest rate collar and a decrease of approximately $5,200,000 related to the $240,145,000 decrease in outstanding senior notes from our completion of a cash tender offer during March of 2009.  Based on anticipated revenues and cash flows, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on our knowledge of economic and industry trends and our historical restaurant sales combined with the results of our cost savings initiatives.  However, deterioration in excess of our estimates could cause an adverse impact on our liquidity and financial position.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

At June 30, 2010 and December 31, 2009, $70,457,000 and $71,632,000, respectively, of the working capital revolving credit facility was committed for the issuance of letters of credit (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the remaining availability on our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.

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

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At June 30, 2010, we were in compliance with our covenants (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  However, our continued compliance with these covenants will, among other items, depend on our future levels of cash flow, which will be affected by our level of restaurant sales and/or our ability to successfully manage costs and our working capital.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $26,473,000 and $32,660,000 for the six months ended June 30, 2010 and 2009, respectively.   We estimate that our capital expenditures will total approximately $70,000,000 to $90,000,000 in 2010.  As a result of conditions described in our credit agreement, our capital expenditures in 2010 are limited to $100,000,000 (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2010.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Net cash provided by (used in) operating activities	$1,145	$(40,095)
Net cash used in investing activities	(28,813)	(27,332)
Net cash used in financing activities	(122,192)	(90,525)
Effect of exchange rate changes on cash and cash equivalents	(1,659)	(1,137)
Net decrease in cash and cash equivalents	$(151,519)	$(159,089)

Operating activities

Net cash provided by operating activities was $1,145,000 for the six months ended June 30, 2010 compared to net cash (used in) operating activities of ($40,095,000) for the same period in 2009.  The difference was primarily attributable to a delay in Accounts payable payments at December 31, 2008 and an increase in cash generated from restaurant operations.  It was partially offset by a significant increase in bonuses paid during the six months ended June 30, 2010 as compared to the same period in 2009.  These bonuses related to the prior years and were accrued for at December 31, 2009 and 2008.  Additionally, it was partially offset by a significant decline in inventory during the first half of 2009 as a result of utilization of inventory on hand.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $28,813,000 compared to $27,332,000 for the same period in 2009.  Net cash used in investing activities during the six months ended June 30, 2010 consisted primarily of capital expenditures of $26,473,000 and de-consolidated PRG cash of $4,398,000.  This was partially offset by the $3,370,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.  Net cash used in investing activities for the six months ended June 30, 2009 consisted primarily of capital expenditures of $32,660,000.  This was partially offset by the $3,086,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $122,192,000 compared to $90,525,000 for the same period in 2009. Net cash used in financing activities during the six months ended June 30, 2010 was primarily attributable to repayments of borrowings on revolving credit facilities and long-term debt of $126,829,000.  This was partially offset by proceeds from borrowings on revolving credit facilities of $21,000,000.  Net cash used in financing activities during the six months ended June 30, 2009 was primarily attributable to (i) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird Nevada, LLC (“T-Bird), a limited liability company owned by the principal of each of our California franchisees of Outback Steakhouse restaurants and (iii) repayments of long-term debt of $23,851,000.  This was partially offset by a $47,000,000 contribution from OSI HoldCo, Inc., our direct owner, to partially fund our extinguishment of a portion of our senior notes.

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at June 30, 2010 and December 31, 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.35% to 0.75% and from 0.26% to 0.46% at June 30, 2010 and December 31, 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2010 and December 31, 2009).

We are required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of our “annual excess cash flow” (with step-downs to 25% and 0% based upon our rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;
•
100% of our “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75,000,000 for each fiscal year, if our rent-adjusted leverage ratio exceeds a certain minimum threshold;

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

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,103,450,000 and $1,171,900,000 at June 30, 2010 and December 31, 2009, respectively.  We classified $75,000,000 of our term loans as current at June 30, 2010 and December 31, 2009 due to our prepayment requirements and quarterly payments.  In April 2010, we made the remainder of our $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2010. At December 31, 2009, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at June 30, 2010 and December 31, 2009, $70,457,000 and $71,632,000, respectively, of the credit facility was committed for the issuance of letters of credit.  We may have to extend additional letters of credit in the future.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of June 30, 2010 and December 31, 2009, we had borrowed $38,072,000 and $23,000,000, respectively, from our pre-funded revolving credit facility.  We recorded $38,072,000 in “Current portion of long-term debt” in our Consolidated Balance Sheet at June 30, 2010 and $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in our Consolidated Balance Sheet at December 31, 2009, as we are required to repay any outstanding loans in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.  In July 2010, we borrowed $5,000,000 from our pre-funded revolving credit facility.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At June 30, 2010 and December 31, 2009, we were in compliance with our debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our capital expenditures are limited by the credit agreement.  Our annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  Our annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flow” is insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, our capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.  In 2010, our capital expenditures are limited to $100,000,000 as a result of the conditions described above.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at June 30, 2010 and December 31, 2009 was $248,075,000.

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

On June 14, 2010, our one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won and our one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won matured and were not renewed. There were no draws outstanding on these lines of credit.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At June 30, 2010 and December 31, 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, then the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At June 30, 2010 and December 31, 2009, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

During the second quarter of 2010, we performed our annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  We also used the discounted cash flow method to determine the fair value of our indefinite-lived intangible assets.  We did not record any goodwill or indefinite-lived intangible asset impairment charges as a result of this assessment and determined that none of our reporting units are at risk for material goodwill impairment.

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

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our $1,310,000,000 variable-rate term loan.   The collar consists of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expire at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates correspond to the scheduled amortization payments of our term loan.  We expensed $6,823,000 and $13,677,000 of interest for the three and six months ended June 30, 2010, respectively, and $4,497,000 and $8,338,000 of interest for the three and six months ended June 30, 2009, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We record mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $6,103,000 and $18,458,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 respectively, and included $7,065,000 and $12,355,000 of net interest income for the three and six months ended June 30, 2010, respectively, and included $151,000 of net interest expense and $536,000 of net interest income for the three and six months ended June 30, 2009, respectively, in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.

The valuation of our interest rate collar is based on a discounted cash flow analysis of the expected cash flows of the derivative.  This analysis reflects the contractual terms of the collar, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  Interest rate curves are used to determine forward LIBOR rates on each quarter’s interest rate reset date.  Since the interest rate collar matures on September 30, 2010, its final interest rate reset date was June 28, 2010.

Although we determined that the majority of the inputs used to value our interest rate collar fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of this derivative.  As a result, we determined that our interest rate collar derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS (continued)

As of June 30, 2010 and December 31, 2009, the fair value of the interest rate collar derivative, including accrued interest but excluding any adjustment for nonperformance risk, was in a net liability position of $6,276,000 and $19,225,000, respectively.  As of June 30, 2010 and December 31, 2009, we were not required to post and did not post any collateral related to our interest rate collar.  Our agreement with our counterparty for the interest rate collar contains a provision in which we could be declared in default on our derivative obligation if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.  The termination value for such a settlement would have been $6,276,000 at June 30, 2010.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and six months ended June 30, 2010.  Continued sales declines at our restaurants beyond our current projections, unplanned increases in health insurance, commodity or labor costs, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Managing and chef partners purchase ownership interests in a Management Partnership and receive distributions based on a percentage of their restaurant’s annual cash flows.  Upon completion of each five-year term of employment, our managing and chef partners are eligible to participate in a deferred compensation program (the Partner Equity Plan or “PEP”). We require the use of capital to fund the PEP as each managing and chef partner earns a contribution and currently estimate funding requirements ranging from $15,000,000 to $20,000,000 in each of the next two years through June 30, 2012.  Actual funding of the current PEP obligation and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

As of June 30, 2010, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $92,912,000, of which $15,186,000 and $77,726,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $93,752,000, of which $14,971,000 and $78,781,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation was approximately $6,233,000 as of June 30, 2010, of which $2,571,000 and $3,662,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  The amount accrued for the Partner Shares obligation was approximately $5,679,000 as of December 31, 2009 and was included in the line item “Other long-term liabilities” in our Consolidated Balance Sheet.

As of June 30, 2010 and December 31, 2009, we had approximately $54,773,000 and $59,521,000, respectively, in various corporate owned life insurance policies and another $1,328,000 and $1,109,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of June 30, 2010 and December 31, 2009, there were $43,044,000 and $39,613,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

On January 1, 2010, we adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of this guidance, we no longer consolidate PRG and T-Bird in our consolidated financial statements at and for the three and six months ended June 30, 2010.  Combined revenues and net loss included in our Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 was $75,767,000 and $56,476,000, respectively, and combined assets and liabilities included in our Consolidated Balance Sheet at December 31, 2009 was $78,082,000 and $204,634,000, respectively.  This guidance caused a $6,078,000 and a $386,000 reduction to the January 1, 2010 balances of Accumulated deficit and Noncontrolling interests, respectively.

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

(iv)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); local, regional, national and international economic conditions; the seasonality of our business; demographic trends; traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation or deflation; unemployment rates; interest rates; exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement (continued)

(viii)	Weather, acts of God and disasters could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

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

OSI Restaurant Partners, LLC

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2009.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities, such as liquor liability, sexual harassment and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse impact on our financial position or results of operations and cash flows. We accrue for loss contingencies that are probable and reasonably estimable.  We generally do not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

We are subject to the following legal proceedings and actions, which depending on the outcomes that are mostly uncertain at this time, could have a material adverse effect on our financial condition:

On February 21, 2008, a purported class action complaint captioned Ervin, et al. v. OS Restaurant Services, Inc. was filed in the U.S. District Court, Northern District of Illinois. This lawsuit alleges violations of state and federal wage and hour law in connection with tipped employees and overtime compensation and seeks relief in the form of unspecified back pay and attorney fees. It alleges a class action under state law and a collective action under federal law.  At this time, we are able to reasonably estimate that the range of possible loss for this litigation is immaterial.

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

On December 29, 2008, American Restaurants, Inc. (“American Restaurants”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), our indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement (the “Agreement”) entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its Opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.    On May 14, 2010, the Argentine Court of Appeals granted Outback International’s petition and declared the purported award null and void. The Argentine Court of Appeals also levied all costs against American Restaurants. On July 7, 2010, American Restaurants filed an extraordinary appeal with the Argentine Court of Appeals arguing that its May 14, 2010 nullification decision was in error and should be reviewed by the Argentine Supreme Court. Outback International will timely respond to the extraordinary appeal.

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

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  On May 17, 2010, the California Court of Appeal reversed the trial court and ordered T-Bird’s complaint be reinstated.  We have filed a petition with the California Supreme Court seeking further review of the California Court of Appeal’s decision.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2009 (the “2009 10-K”) which could materially affect our business, financial condition or future results.  The risks described in our 2009 10-K have not materially changed, except that we have modified one of our risk factors, described below, as a result of the oil spill in the Gulf of Mexico.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Adverse weather conditions and acts of God, such as regional winter storms, floods, major hurricanes and earthquakes, and other disasters, such as the oil spill in the Gulf of Mexico, could negatively impact our results of operations.  Temporary and prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects from these events.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 6.  Exhibits

Number	Description

10.1
Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr., First Amendment to Royalty Agreement dated January 1997 and Second Amendment to Royalty Agreement made and entered into effective April 7, 2010 by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (filed herewith)

10.2
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc. (filed herewith)

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

Date: August 13, 2010	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]