Form 10-Q
period 2010-09-30
OSI RESTAURANT PARTNERS, LLC
filed 2010-11-12
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

As of November 12, 2010, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2010
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$154,392	$289,162
Current portion of restricted cash	6,270	3,989
Inventories	52,926	57,223
Deferred income tax assets	31,421	38,644
Other current assets, net	78,219	95,494
Total current assets	323,228	484,512
Property, fixtures and equipment, net	830,674	888,738
Investments in and advances to unconsolidated affiliates, net	28,268	22,718
Goodwill	448,722	448,722
Intangible assets, net	581,511	592,293
Other assets, net	141,719	148,046
Total assets	2,354,122	2,585,029
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	102,112	107,147
Accrued and other current liabilities	173,965	218,560
Current portion of accrued buyout liability	12,386	15,111
Unearned revenue	137,388	237,580
Current portion of long-term debt	132,994	134,333
Total current liabilities	558,845	712,731
Partner deposit and accrued buyout liability	108,853	108,926
Deferred rent	80,456	69,801
Deferred income tax liability	190,350	198,081
Long-term debt	1,280,075	1,369,319
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	219,702	228,495
Total liabilities	2,462,781	2,711,853
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of September 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	719,229	713,969
Accumulated deficit	(827,941)	(842,966)
Accumulated other comprehensive loss	(14,453)	(16,799)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(123,165)	(145,796)
Noncontrolling interests	14,506	18,972
Total deficit	(108,659)	(126,824)
Total liabilities and deficit	$2,354,122	$2,585,029

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Restaurant sales	$844,388	$835,926	$2,693,291	$2,693,721
Other revenues	8,249	5,855	23,796	18,224
Total revenues	852,637	841,781	2,717,087	2,711,945
Costs and expenses
Cost of sales	269,997	279,456	862,447	892,291
Labor and other related	252,912	249,350	773,858	777,315
Other restaurant operating	235,508	228,647	711,471	706,871
Depreciation and amortization	32,091	36,432	102,945	126,283
General and administrative	60,372	54,080	190,413	183,677
Loss on contingent debt guarantee	-	-	-	24,500
Goodwill impairment	-	-	-	11,078
Provision for impaired assets and restaurant closings	503	15,115	4,517	134,457
Income from operations of unconsolidated affiliates	(2,342)	(538)	(4,313)	(655)
Total costs and expenses	849,041	862,542	2,641,338	2,855,817
Income (loss) from operations	3,596	(20,761)	75,749	(143,872)
Gain on extinguishment of debt	-	-	-	158,061
Other income, net	1,394	3,204	2,387	10
Interest expense, net	(17,756)	(23,761)	(53,091)	(73,447)
(Loss) income before (benefit) provision for income taxes	(12,766)	(41,318)	25,045	(59,248)
(Benefit) provision for income taxes	(5,440)	(20,646)	11,867	(33,933)
Net (loss) income	(7,326)	(20,672)	13,178	(25,315)
Less: net income (loss) attributable to noncontrolling interests	382	(476)	4,231	(1,205)
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(7,708)	$(20,196)	$8,947	$(24,110)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2009	100	$-	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	-	-	-	6,078	-	(386)	5,692
Stock-based compensation	-	-	5,260	-	-	-	5,260
Net income	-	-	-	8,947	-	4,231	13,178
Foreign currency translation adjustment	-	-	-	-	2,346	-	2,346
Total comprehensive income	-	-	-	-	-	-	15,524
Distributions to noncontrolling interests	-	-	-	-	-	(8,414)	(8,414)
Contributions from noncontrolling interests	-	-	-	-	-	103	103
Balance, September 30, 2010	100	$-	$719,229	$(827,941)	$(14,453)	$14,506	$(108,659)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTEREST	TOTAL
Balance, December 31, 2008	100	$-	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Stock-based compensation	-	-	14,515	-	-	-	14,515
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net loss	-	-	-	(24,110)	-	(1,205)	(25,315)
Foreign currency translation adjustment	-	-	-	-	6,549	-	6,549
Total comprehensive loss	-	-	-	-	-	-	(18,766)
Distributions to noncontrolling interests	-	-	-	-	-	(6,196)	(6,196)
Contributions from noncontrolling interests	-	-	-	-	-	1,635	1,635
Balance, September 30, 2009	100	$-	$712,558	$(813,050)	$(18,308)	$20,941	$(97,859)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$13,178	$(25,315)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization	102,945	126,283
Amortization of deferred financing fees	6,052	6,565
Amortization of capitalized gift card sales commissions	10,649	7,183
Goodwill impairment	-	11,078
Provision for impaired assets and restaurant closings	4,517	134,457
Stock-based and other non-cash compensation expense	26,282	39,103
Income from operations of unconsolidated affiliates	(4,313)	(655)
Change in deferred income taxes	(2)	(40,880)
Loss on disposal of property, fixtures and equipment	3,530	4,280
Unrealized gain on derivative financial instruments	(18,041)	(1,653)
Gain on life insurance and restricted cash investments	(428)	(7,198)
Loss on contingent debt guarantee	-	24,500
Gain on extinguishment of debt	-	(158,061)
Gain on disposal of subsidiary	-	(2,001)
Provision for bad debt expense	907	2,508
Change in assets and liabilities:
Decrease in inventories	3,402	30,086
Increase in other current assets	(14,283)	(16,067)
Decrease in other assets	8,076	6,944
Increase in accrued interest payable	5,819	4,903
Decrease in accounts payable and accrued
and other current liabilities	(24,794)	(91,701)
Increase in deferred rent	12,473	14,943
Decrease in unearned revenue	(100,088)	(94,294)
Decrease in other long-term liabilities	(4,530)	(17,495)
Net cash provided by (used in) operating activities	31,351	(42,487)
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(2,051)	(6,571)
Proceeds from sale of Company-owned life insurance	4,865	13,232
De-consolidation of subsidiary	(4,398)	-
Capital expenditures	(43,556)	(47,889)
Proceeds from the sale of property, fixtures and equipment	-	961
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	11,578	20,258
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(13,857)	(20,314)
Net cash used in investing activities	$(47,419)	$(40,323)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash flows used in financing activities:
Repayments of long-term debt	$(74,968)	$(15,324)
Proceeds from borrowings on revolving credit facilities	37,000	16,400
Repayments of borrowings on revolving credit facilities	(55,928)	(12,700)
Extinguishment of senior notes	-	(75,967)
Deferred financing fees	(1,286)	(155)
Purchase of note related to guaranteed debt	-	(33,283)
Contribution from OSI HoldCo, Inc.	-	47,000
Contributions from noncontrolling interests	103	1,635
Distributions to noncontrolling interests	(8,414)	(6,196)
Repayment of partner deposit and
accrued buyout contributions	(16,468)	(5,602)
Receipt of partner deposit and
other contributions	2,719	2,614
Net cash used in financing activities	(117,242)	(81,578)
Effect of exchange rate changes on cash and cash equivalents	(1,460)	(337)
Net decrease in cash and cash equivalents	(134,770)	(164,725)
Cash and cash equivalents at the beginning of the period	289,162	271,470
Cash and cash equivalents at the end of the period	$154,392	$106,745

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,597	$63,198
Cash paid for income taxes, net of refunds	9,724	16,321

Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposit and accrued buyout
liability to notes payable	$4,574	$884
Acquisitions of property, fixtures and equipment
through accounts payable	31	1,673
Acquisitions of property, fixtures and equipment under
capital lease	1,289	-

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

On January 1, 2010, the Company adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of adopting this guidance, the Company no longer consolidates the following entities in its consolidated financial statements (see Note 6): Paradise Restaurant Group, LLC (“PRG”), the entity to whom the Company sold its Cheeseburger in Paradise concept in September 2009, and T-Bird Nevada, LLC (“T-Bird”), a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants.  Combined revenues and net loss included in the Company’s Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 were $75,767,000 and $56,476,000, respectively, and combined assets and liabilities included in the Company’s Consolidated Balance Sheet at December 31, 2009 were $78,082,000 and $204,634,000, respectively.  Adoption of this guidance caused reductions of $6,078,000 and $386,000 in the January 1, 2010 balances of Accumulated deficit and Noncontrolling interests, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation (continued)

Economic Outlook

The challenging economic conditions that began in 2008 have created a difficult environment for the Company and for the restaurant industry, and these factors have limited and may continue to limit the Company’s liquidity.  During 2009, the Company experienced declining revenues, comparable-store sales and operating cash flows and incurred operating losses. It also incurred goodwill impairment charges of $11,078,000, intangible asset impairment charges of $43,741,000, and restaurant and other impairment charges of $94,471,000, such that at December 31, 2009, the Company had an Accumulated deficit of $842,966,000.  During the nine months ended September 30, 2010, the Company experienced a strengthening of trends in consumer traffic and increases in comparable-store sales.  Notwithstanding these recent signs of improvement, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends.

In response to the economic environment, the Company has continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to capital expenditures.  The Company developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, net interest expense declined by 27.7% for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to a net $12,365,000 non-cash decrease in interest expense on the Company’s interest rate collar due to its maturity effective September 30, 2010 and a decrease of approximately $5,200,000 related to the $240,145,000 decrease in principal outstanding on senior notes from the Company’s completion of a cash tender offer during March of 2009.

The Company believes that its implemented initiatives and reductions in principal amounts of outstanding debt will allow it to appropriately manage its liquidity to meet its debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  The Company’s anticipated revenues and cash flows have been estimated based on its knowledge of economic and industry trends and its historical restaurant sales combined with the results of its cost savings initiatives.  However, deterioration of the Company’s estimates could cause a material adverse impact on its business, liquidity and financial position.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.            Stock-based Compensation Plans

The Company’s Ultimate Parent, through the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”), grants stock options and restricted stock of KHI to Company management and other key employees. As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded by the Company, where applicable.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Recurring Basis

The Company invested $11,323,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at September 30, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.  The amount of excess cash invested in money market funds at December 31, 2009 was immaterial to the Company’s consolidated financial statements and has been excluded from the applicable table within this footnote.

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its senior secured credit facilities.   The collar consisted of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates corresponded to the scheduled amortization payments of the Company’s term loan.  The Company’s interest rate collar matured on September 30, 2010, and the Company is not currently party to another derivative financial instrument to manage interest rate risk on its variable-rate debt.

The valuation of the Company’s interest rate collar was based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflected the contractual terms of the collar, including the period to maturity, and used observable market-based inputs, including interest rate curves.  Interest rate curves were used to determine forward LIBOR rates on each quarter’s interest rate reset date.  Since the interest rate collar matured on September 30, 2010, its final interest rate reset date was June 28, 2010.

Although the Company determined that the majority of the inputs used to value its interest rate collar fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative instrument utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate collar derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of this derivative.  As a result, the Company determined that its interest rate collar derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

The following tables present the Company’s money market funds and interest rate collar measured at fair value on a recurring basis as of  September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	SEPTEMBER 30,
	2010	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,323	$11,323	$-	$-

	TOTAL
	DECEMBER 31,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities:
Interest rate collar	$18,458	$-	$18,458	$-

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The Company did not have material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2010.  It performed its annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of 2010.

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

The Company recorded $9,492,000 and $84,338,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the three and nine months ended September 30, 2009, respectively.  At the time of such impairment, the impaired long-lived assets had $798,000 and $5,421,000 of remaining fair value during the three and nine months ended September 30, 2009, respectively.  Due to the third quarter of 2009 sale of its Cheeseburger in Paradise concept, the Company recorded a $45,962,000 impairment charge (included in the nine-month total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the tables above.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis (continued)

The Company recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the nine months ended September 30, 2009 as a result of its annual impairment test.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at September 30, 2010 and December 31, 2009 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at September 30, 2010 and December 31, 2009 (in thousands):

	SEPTEMBER 30,		DECEMBER 31,
	2010		2009
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,100,175	$980,531	$1,171,900	$950,704
Senior secured working capital revolving credit facility	-	-	50,000	40,563
Senior secured pre-funded revolving credit facility	54,072	48,192	23,000	18,659
Senior notes	248,075	251,176	248,075	218,926

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

Interest rate changes associated with the Company’s variable-rate debt generally impact its earnings and cash flows, assuming other factors are held constant.  The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 9).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, the Company used an interest rate collar as part of its interest rate risk management strategy to manage its exposure to interest rate movements.  Given the current interest rate environment, the Company did not enter into another derivative financial instrument upon the maturity of its interest rate collar on September 30, 2010.  The Company does not enter into financial instruments for trading or speculative purposes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Derivative Instruments and Hedging Activities (continued)

Non-designated Hedges of Interest Rate Risk

In September 2007, the Company entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of its senior secured credit facilities.   The collar consisted of a LIBOR cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010, which was the maturity date of the collar.   The quarterly expiration dates corresponded to the scheduled amortization payments of the Company’s term loan.

The Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The following table presents the fair value of the Company’s interest rate collar and its classification in the Company’s Consolidated Balance Sheet as of December 31, 2009 (in thousands):

	LIABILITY DERIVATIVES
	DECEMBER 31, 2009
	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives not designated as hedging instruments
Interest rate collar	Accrued and other current liabilities	$18,458

The following table presents the location and effects of the Company’s interest rate collar on its Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	LOCATION OF	AMOUNT OF LOSS RECOGNIZED
DERIVATIVES NOT	LOSS	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	THREE MONTHS ENDED		NINE MONTHS ENDED
HEDGING	INCOME ON	SEPTEMBER 30,		SEPTEMBER 30,
INSTRUMENTS	DERIVATIVE	2010	2009	2010	2009
Interest rate collar	Interest expense, net	$(114)	$(5,999)	$(1,436)	$(13,801)

Credit-risk-related Contingent Features

The Company’s agreement with its derivative counterparty for the interest rate collar contained a provision in which the Company could have been declared in default on its derivative obligation if repayment of the underlying indebtedness was accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2009, the fair value of the interest rate collar derivative related to this agreement, including accrued interest but excluding any adjustment for nonperformance risk, was a net liability position of $19,225,000.  The Company was not required to post and did not post any collateral related to this agreement.

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

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of Roy’s joint venture that could potentially be significant to Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where the Company provides a guarantee (see Note 9). The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $29,732,000 and $7,891,000, respectively, at September 30, 2010 and $33,721,000 and $7,586,000, respectively, at December 31, 2009.

The Company consolidates RY-8 because the Company’s guarantee of RY-8’s debt, which was renewed on April 1, 2009, indicated that the Company was likely to absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company has made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  On April 1, 2009, the Company reclassified its $24,500,000 contingent obligation to guaranteed debt and beginning on that date, the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income (loss) attributable to noncontrolling interests.”  No other assets or liabilities were recorded as a result of consolidating RY-8. All material intercompany balances and transactions have been eliminated.  The adoption of new accounting guidance for variable interest entities on January 1, 2010 did not affect the Company’s consolidation of RY-8.  The Company determined that it remains RY-8’s primary beneficiary because its implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses.

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

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company is no longer the primary beneficiary of T-Bird since it does not have direct involvement in the entity nor does it have the power to direct the activities that most significantly impact the entity.  As a result, on January 1, 2010, the Company de-consolidated T-Bird (see Note 1).  The effect of the de-consolidation was not material to the Company’s consolidated financial statements.

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

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company de-consolidated PRG on January 1, 2010 (see Note 1). The Company determined that certain rights pursuant to a $2,000,000 promissory note owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  De-consolidated assets and liabilities were $9,433,000 and $8,314,000, respectively, at December 31, 2009.  The maximum exposure to loss as a result of the Company’s involvement with PRG is $34,126,000 related to lease payments over a period of 12 years in the event that PRG defaults on certain third-party leases, of which $27,018,000 relates to lease payments to the Company’s sister company, PRP (see Note 14).  The Company does not have a liability recorded at September 30, 2010 for these potential lease payments.  The Company had approximately $88,000 and ($127,000) due from (to) PRG, respectively, at September 30, 2010, and settled the majority of these amounts subsequent to the end of the third quarter.  The Company recorded a $2,000,000 allowance for the PRG promissory note during the first quarter of 2010.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Prepaid expenses	$26,364	$16,448
Accounts receivable, net	9,021	10,132
Accounts receivable - vendors, net	17,780	14,795
Accounts receivable - franchisees, net	5,496	5,312
Insurance receivable	145	19,000
Other current assets, net	19,413	29,807
	$78,219	$95,494

The $19,000,000 insurance receivable at December 31, 2009 relates to a reclassification to current from long-term as a result of a 2010 settlement of a class action lawsuit.  This amount is also included in Accrued and other current liabilities at December 31, 2009.

8.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Accrued payroll and other compensation	$81,357	$101,849
Accrued insurance	18,477	36,057
Other	74,131	80,654
	$173,965	$218,560

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt

 Long-term debt consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Senior secured term loan facility, interest rate of 2.63% at September 30, 2010
and 2.56% at December 31, 2009	$1,100,175	$1,171,900
Senior secured working capital revolving credit facility, interest rate of 2.56%
at December 31, 2009	-	50,000
Senior secured pre-funded revolving credit facility, interest rate of 2.63% at
September 30, 2010 and 2.56% at December 31, 2009	54,072	23,000
Senior notes, interest rate of 10.00% at September 30, 2010 and December 31, 2009	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.21% to 7.00%
at September 30, 2010 and 1.21% to 8.25% at December 31, 2009	7,175	5,752
Sale-leaseback obligations	2,375	4,925
Capital lease obligations	1,197	-
Guaranteed debt	24,500	24,500
	1,437,569	1,528,152
Less: current portion of long-term debt	(132,994)	(134,333)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,280,075	$1,369,319

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at September 30, 2010 and December 31, 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.29% to 0.49% and from 0.26% to 0.46% at September 30, 2010 and December 31, 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2010 and December 31, 2009).

The Company is required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;
•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75,000,000 for each fiscal year, if its rent-adjusted leverage ratio exceeds a certain minimum threshold;

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

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,100,175,000 and $1,171,900,000 at September 30, 2010 and December 31, 2009, respectively.  The Company classified $75,000,000 of its term loans as current at September 30, 2010 and at December 31, 2009 due to its prepayment requirements and quarterly payments.  In April 2010, the Company paid the remainder of its $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at September 30, 2010.  At December 31, 2009, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at September 30, 2010 and December 31, 2009, $70,312,000 and $71,632,000, respectively, of the credit facility was committed for the issuance of letters of credit.  The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75,000,000. Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of September 30, 2010 and December 31, 2009, the Company had borrowed $54,072,000 and $23,000,000, respectively, from its pre-funded revolving credit facility.  The Company recorded $54,072,000 in“Current portion of long-term debt” in its Consolidated Balance Sheet at September 30, 2010 and $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in its Consolidated Balance Sheet at December 31, 2009, as the Company is required to repay any outstanding loans in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results. This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.  Subsequent to the end of the third quarter of 2010, the Company borrowed $5,500,000 from its pre-funded revolving credit facility.

At September 30, 2010 and December 31, 2009, the Company was in compliance with its debt covenants.  See the 2009 10-K for further information about the Company’s debt covenant requirements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at September 30, 2010 and December 31, 2009 was $248,075,000.

On June 14, 2010, the Company’s one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won and its one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won matured and were not renewed. There were no draws outstanding on these lines of credit.

DEBT GUARANTEES

The Company is a guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2010 and December 31, 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At September 30, 2010 and December 31, 2009, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Comprehensive (Loss) Income and Foreign Currency Translation and Transactions

Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments.  Total comprehensive loss for the three months ended September 30, 2010 and 2009 was ($1,998,000) and ($16,301,000), respectively, which included the effect of gains from foreign currency translation adjustments of approximately $5,328,000 and $4,371,000, respectively.

Total comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was $15,524,000 and ($18,766,000), respectively, which included the effect of gains from foreign currency translation adjustments of approximately $2,346,000 and $6,549,000, respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of September 30, 2010 and December 31, 2009.

Foreign currency transaction gains and losses are recorded in “Other income, net” in the Company’s Consolidated Statements of Operations and was a net gain of $1,394,000 and $3,204,000 for the three months ended September 30, 2010 and 2009, respectively, and a net gain of $2,387,000 and $10,000 for the nine months ended September 30, 2010 and 2009, respectively.

11.           Income Taxes

The effective income tax rate for the three months ended September 30, 2010 was 42.6% compared to 50.0% for the same period in 2009. This net decrease of 7.4% in the effective rate was primarily attributable to an increase in the projected pre-tax book income as compared to the previous period.  It was partially offset by an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.

The effective income tax rate for the nine months ended September 30, 2010 was 47.4% compared to 57.3% for the same period in 2009. This net decrease of 9.9% in the effective rate was primarily due to the benefit of the expected tax credit for excess FICA tax on employee-related tips being a larger percentage of projected annual pretax income and to the $11,078,000 goodwill impairment charge recorded in the nine months ended September 30, 2009. This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc’s stock. This decrease was partially offset by a projected increase in the valuation allowance on deferred tax assets during 2010.

The effective income tax rates for the three and nine months ended September 30, 2010 were higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.  The effective income tax rates for the three and nine months ended September 30, 2009 were higher than the combined federal and state statutory rate due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.

As of September 30, 2010 and December 31, 2009, the Company had $13,564,000 and $14,411,000, respectively, of unrecognized tax benefits ($768,000 and $3,815,000, respectively, in “Other long-term liabilities,” $5,974,000 and $3,774,000, respectively, in “Accrued and other current liabilities” and $6,822,000 at September 30, 2010 and December 31, 2009 in “Deferred income tax liability”).  Additionally, the Company accrued $5,351,000 and $3,203,000 of interest and penalties related to uncertain tax positions as of September 30, 2010 and December 31, 2009, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14,958,000 and $13,209,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Income Taxes (continued)

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $6,000,000 to $8,000,000 within the next twelve months after September 30, 2010.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2009.

The Company accounts for interest and penalties related to uncertain tax positions as part of its (Benefit) provision for income taxes and recognized expense of $1,212,000 and $1,850,000 for the three and nine months ended September 30, 2010, respectively, and (benefit) expense of ($465,000) and $723,000 for the three and nine months ended September 30, 2009, respectively.  The Company’s policy on classification of interest and penalties did not change as a result of the adoption of guidance related to accounting for uncertainty in income taxes, and it has not changed since the adoption of this guidance.

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$48,859	$-	$55,355	$50,178	$-	$154,392
Current portion of restricted cash	722	-	5,548	-	-	6,270
Inventories	10,952	-	25,955	16,019	-	52,926
Deferred income tax assets	29,070	-	1,732	619	-	31,421
Other current assets	23,267	-	33,910	21,042	-	78,219
Total current assets	112,870	-	122,500	87,858	-	323,228
Property, fixtures and equipment, net	24,892	-	500,555	305,227	-	830,674
Investments in and advances to
unconsolidated affiliates, net	674	-	-	27,594	-	28,268
Investments in subsidiaries	-	-	5,122	-	(5,122)	-
Due from (to) subsidiaries	2,187,979	-	657,585	614,692	(3,460,256)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	429,173	152,338	-	581,511
Other assets, net	74,919	-	20,548	46,252	-	141,719
Total assets	$2,401,334	$-	$2,074,945	$1,343,221	$(3,465,378)	$2,354,122

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$7,778	$-	$58,090	$36,244	$-	$102,112
Accrued and other current
liabilities	68,324	-	72,851	32,790	-	173,965
Current portion of accrued
buyout liability	13	-	7,120	5,253	-	12,386
Unearned revenue	379	-	105,517	31,492	-	137,388
Current portion of long-term debt	129,244	-	2,686	1,064	-	132,994
Total current liabilities	205,738	-	246,264	106,843	-	558,845
Partner deposit and accrued
buyout liability	317	-	84,288	24,248	-	108,853
Deferred rent	698	-	52,648	27,110	-	80,456
Deferred income tax liability	61,686	-	135,780	(7,116)	-	190,350
Long-term debt	1,273,518	248,075	5,030	1,527	(248,075)	1,280,075
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	465,087	-	-	-	(465,087)	-
Due to (from) subsidiaries	377,612	-	1,516,475	1,566,170	(3,460,257)	-
Other long-term liabilities, net	139,860	-	58,222	21,620	-	219,702
Total liabilities	2,524,516	248,075	2,098,707	1,764,902	(4,173,419)	2,462,781
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	719,229	(248,075)	-	-	248,075	719,229
(Accumulated deficit)
retained earnings	(827,941)	-	(23,762)	(421,751)	445,513	(827,941)
Accumulated other comprehensive
(loss) income	(14,453)	-	-	(14,453)	14,453	(14,453)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(123,165)	(248,075)	(23,762)	(436,204)	708,041	(123,165)
Noncontrolling interests	(17)	-	-	14,523	-	14,506
Total (deficit) equity	(123,182)	(248,075)	(23,762)	(421,681)	708,041	(108,659)
	$2,401,334	$-	$2,074,945	$1,343,221	$(3,465,378)	$2,354,122

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$22	$-	$599,769	$244,597	$-	$844,388
Other revenues	811	-	3,840	3,598	-	8,249
Total revenues	833	-	603,609	248,195	-	852,637
Costs and expenses
Cost of sales	-	-	193,044	76,953	-	269,997
Labor and other related	3,621	-	177,886	71,405	-	252,912
Other restaurant operating	931	-	167,972	66,605	-	235,508
Depreciation and amortization	175	-	19,565	12,351	-	32,091
General and administrative	6,026	-	35,467	18,879	-	60,372
Provision for impaired assets
and restaurant closings	(54)	-	519	38	-	503
Income from operations
of unconsolidated affiliates	(432)	-	-	(1,910)	-	(2,342)
Total costs and expenses	10,267	-	594,453	244,321	-	849,041
(Loss) income from operations	(9,434)	-	9,156	3,874	-	3,596
Equity in earnings (losses) of subsidiaries	7,874	-	562	-	(8,436)	-
Other income, net	-	-	-	1,394	-	1,394
Interest expense, net	(17,586)	-	(49)	(121)	-	(17,756)
(Loss) income before (benefit)
provision for income taxes	(19,146)	-	9,669	5,147	(8,436)	(12,766)
(Benefit) provision for income taxes	(11,433)	-	4,612	1,381	-	(5,440)
Net (loss) income	(7,713)	-	5,057	3,766	(8,436)	(7,326)
Less: net (loss) income attributable
to noncontrolling interests	(5)	-	-	387	-	382
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(7,708)	$-	$5,057	$3,379	$(8,436)	$(7,708)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	NINE MONTHS ENDED SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$52	$-	$1,929,618	$763,621	$-	$2,693,291
Other revenues	2,265	-	11,990	9,541	-	23,796
Total revenues	2,317	-	1,941,608	773,162	-	2,717,087
Costs and expenses
Cost of sales	3	-	626,688	235,756	-	862,447
Labor and other related	2,599	-	553,356	217,903	-	773,858
Other restaurant operating	2,436	-	518,551	190,484	-	711,471
Depreciation and amortization	621	-	63,340	38,984	-	102,945
General and administrative	38,789	-	97,616	54,008	-	190,413
Provision for impaired assets
and restaurant closings	1,233	-	2,482	802	-	4,517
Income from operations
of unconsolidated affiliates	(59)	-	-	(4,254)	-	(4,313)
Total costs and expenses	45,622	-	1,862,033	733,683	-	2,641,338
(Loss) income from operations	(43,305)	-	79,575	39,479	-	75,749
Equity in earnings (losses) of subsidiaries	107,390	-	2,186	-	(109,576)	-
Other income, net	-	-	-	2,387	-	2,387
Interest expense, net	(52,534)	-	(156)	(401)	-	(53,091)
Income (loss) before provision
for income taxes	11,551	-	81,605	41,465	(109,576)	25,045
Provision for income taxes	2,610	-	4,540	4,717	-	11,867
Net income (loss)	8,941	-	77,065	36,748	(109,576)	13,178
Less: net (loss) income attributable
to noncontrolling interests	(6)	-	-	4,237	-	4,231
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$8,947	$-	$77,065	$32,511	$(109,576)	$8,947

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$573,403	$262,523	$-	$835,926
Other revenues	94	-	4,115	1,646	-	5,855
Total revenues	94	-	577,518	264,169	-	841,781
Costs and expenses
Cost of sales	-	-	196,721	82,735	-	279,456
Labor and other related	4,133	-	167,957	77,260	-	249,350
Other restaurant operating	215	-	157,524	70,908	-	228,647
Depreciation and amortization	220	-	21,558	14,654	-	36,432
General and administrative	12,997	-	26,767	14,316	-	54,080
Provision for impaired assets
and restaurant closings	-	-	6,400	8,715	-	15,115
Loss (income) from operations
of unconsolidated affiliates	150	-	-	(688)	-	(538)
Total costs and expenses	17,715	-	576,927	267,900	-	862,542
Loss from operations	(17,621)	-	591	(3,731)	-	(20,761)
Equity in (losses) earnings of subsidiaries	(806)	-	516	-	290	-
Other income, net	-	-	-	3,204	-	3,204
Interest expense, net	(22,452)	-	(1,122)	(187)	-	(23,761)
(Loss) income before (benefit) provision
for income taxes	(40,879)	-	(15)	(714)	290	(41,318)
(Benefit) provision for income taxes	(20,683)	-	135	(98)	-	(20,646)
Net (loss) income	(20,196)	-	(150)	(616)	290	(20,672)
Less: net loss attributable to
noncontrolling interests	-	-	-	(476)	-	(476)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(20,196)	$-	$(150)	$(140)	$290	$(20,196)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	NINE MONTHS ENDED SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$1,903,329	$790,392	$-	$2,693,721
Other revenues	180	-	11,083	6,961	-	18,224
Total revenues	180	-	1,914,412	797,353	-	2,711,945
Costs and expenses
Cost of sales	-	-	643,166	249,125	-	892,291
Labor and other related	11,771	-	537,373	228,171	-	777,315
Other restaurant operating	643	-	499,666	206,562	-	706,871
Depreciation and amortization	726	-	80,136	45,421	-	126,283
General and administrative	48,042	-	85,864	49,771	-	183,677
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	(10)	-	57,932	76,535	-	134,457
Loss (income) from operations
of unconsolidated affiliates	453	-	-	(1,108)	-	(655)
Total costs and expenses	86,125	-	1,905,283	864,409	-	2,855,817
(Loss) income from operations	(85,945)	-	9,129	(67,056)	-	(143,872)
Equity in (losses) earnings of subsidiaries	(64,076)	-	1,118	-	62,958	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other expense, net	(6)	-	-	16	-	10
Interest expense, net	(69,305)	-	(3,870)	(272)	-	(73,447)
(Loss) income before (benefit) provision
for income taxes	(61,271)	-	6,377	(67,312)	62,958	(59,248)
(Benefit) provision for income taxes	(37,161)	-	1,166	2,062	-	(33,933)
Net (loss) income	(24,110)	-	5,211	(69,374)	62,958	(25,315)
Less: net loss attributable to
noncontrolling interests	-	-	-	(1,205)	-	(1,205)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(24,110)	$-	$5,211	$(68,169)	$62,958	$(24,110)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$48,501	$-	$(28,751)	$11,601	$-	$31,351

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(2,051)	-	-	-	-	(2,051)
Proceeds from sale of Company-owned
life insurance	4,865	-	-	-	-	4,865
De-consolidation of subsidiary	(4,398)	-	-	-	-	(4,398)
Capital expenditures	(5,907)	-	(28,480)	(9,169)	-	(43,556)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	5,682	-	5,896	-	-	11,578
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(5,692)	-	(8,165)	-	-	(13,857)
Net cash used in investing activities	(7,501)	-	(30,749)	(9,169)	-	(47,419)

Cash flows used in financing activities:
Repayments of long-term debt	(71,756)	-	(1,895)	(1,317)	-	(74,968)
Proceeds from borrowings
on revolving credit facilities	37,000	-	-	-	-	37,000
Repayments of borrowings
on revolving credit facilities	(55,928)	-	-	-	-	(55,928)
Deferred financing fees	(1,286)	-	-	-	-	(1,286)
Contributions from noncontrolling
interests	-	-	-	103	-	103
Distributions to noncontrolling interests	-	-	(1,603)	(6,811)	-	(8,414)
Repayment of partner deposit and
accrued buyout contributions	(6,077)	-	(8,269)	(2,122)	-	(16,468)
Receipt of partner deposit and
other contributions	-	-	2,062	657	-	2,719
Net cash used in financing activities	(98,047)	-	(9,705)	(9,490)	-	(117,242)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(1,460)	-	(1,460)
Net decrease in cash
and cash equivalents	(57,047)	-	(69,205)	(8,518)	-	(134,770)
Cash and cash equivalents at the
beginning of the period	105,906	-	124,560	58,696	-	289,162
Cash and cash equivalents at the
end of the period	$48,859	$-	$55,355	$50,178	$-	$154,392

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(130,892)	$-	$33,178	$55,227	$-	$(42,487)

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(6,571)	-	-	-	-	(6,571)
Proceeds from sale of Company-owned
life insurance	13,232	-	-	-	-	13,232
Capital expenditures	(1,759)	-	(29,404)	(16,726)	-	(47,889)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	14,631	-	5,627	-	-	20,258
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(13,550)	-	(6,764)	-	-	(20,314)
Net cash provided by (used in)
investing activities	5,983	-	(29,580)	(16,726)	-	(40,323)

Cash flows used in financing activities:
Repayments of long-term debt	(9,830)	-	(3,980)	(1,514)	-	(15,324)
Proceeds from borrowings
on revolving credit facilities	16,400	-	-	-	-	16,400
Repayments of borrowings
on revolving credit facilities	(12,700)	-	-	-	-	(12,700)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Deferred financing fees	-	-	-	(155)	-	(155)
Purchase of note related to
guaranteed debt	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interests	-	-	-	1,635	-	1,635
Distributions to noncontrolling interests	-	-	-	(6,196)	-	(6,196)
Repayment of partner deposit and
accrued buyout contributions	(119)	-	(2,072)	(3,411)	-	(5,602)
Receipt of partner deposit and
other contributions	-	-	1,502	1,112	-	2,614
Net cash used in financing activities	(35,216)	-	(4,550)	(41,812)	-	(81,578)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(337)	-	(337)
Net decrease in cash
and cash equivalents	(160,125)	-	(952)	(3,648)	-	(164,725)
Cash and cash equivalents at the
beginning of the period	178,275	-	51,636	41,559	-	271,470
Cash and cash equivalents at the
end of the period	$18,150	$-	$50,684	$37,911	$-	$106,745

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

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.  On May 14, 2010, the Argentine Court of Appeals granted Outback International’s petition and declared the purported award null and void. The Argentine Court of Appeals also levied all costs against American Restaurants. On July 7, 2010, American Restaurants filed an extraordinary appeal with the Argentine Court of Appeals arguing that its May 14, 2010 nullification decision was in error and should be reviewed by the Argentine Supreme Court. The Argentine Court of Appeals rejected American Restaurant’s extraordinary appeal on August 20, 2010. On September 3, 2010, American Restaurants filed a direct appeal to the Argentine Supreme Court.

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

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC and its affiliates.  T-Bird is a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants (see Note 6).  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company filed motions to dismiss all counterclaims for failure to state a claim, and it is awaiting a ruling on this motion. Discovery has commenced on both its claims and T-Bird’s counterclaims.

On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  The suit claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company and the other defendants believe the suit is without merit.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.  On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  On May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint be reinstated.  On September 1, 2010, the California Supreme Court denied without opinion the Company’s petition seeking further review of the California Court of Appeal’s decision. The case was returned to the Los Angeles Superior Court on September 16, 2010.  The Company is awaiting a status conference at which the court will set a schedule for further proceedings.

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

As of September 30, 2010 and December 31, 2009, the Company is due $4,165,000 and $4,415,000, respectively, from RY-8 for interest and renewal fees on the line of credit and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 6).  Additional payments on behalf of RY-8 may be required in the future.

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

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale, if any, occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,686,000 and $5,086,000 for five closed locations related to estimates for Release Amounts at September 30, 2010 and December 31, 2009, respectively.  The Company is not required to pay PRP the Release Amounts until the sales occur.

Kangaroo Holdings, Inc. and Management

Shares of KHI restricted stock issued to four of the Company’s current and former executive officers and other members of management vest each June 14 in accordance with the restricted stock agreements and amendments thereto.  KHI loaned an aggregate of $727,000 and $3,347,000 to these individuals in June and July of 2010 and 2009, respectively, for their personal income tax and associated interest obligations that resulted from vesting.  As of September 30, 2010, a total of $6,098,000 of loans was outstanding.  The loans are full recourse and are also collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future.

Founders

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also Board members of the Company and of KHI.  The resulting $1,400,000 gain from the sale of the aircraft was deferred and scheduled to be recognized ratably over a five-year period in connection with the Company’s expectations for renewals of the lease agreement for this aircraft with Billabong.  This lease agreement was for a one-year period with successive one-year renewal periods at the Company’s option and permitted the Company to lease up to 200 hours of flight time per year at a rate of $2,900 per hour as long as the Company supplied its own fuel, pilots and maintenance staff when using the plane.  On July 1, 2010, the Company did not renew this lease agreement and recognized the remaining $854,000 deferred gain.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,425 system-wide restaurants and 2009 revenues exceeding $3.6 billion. As of September 30, 2010, we operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts consist of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our long-range plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Challenging economic conditions, specifically in the United States, will continue to pressure our business as consumer confidence and discretionary spending, availability of credit, interest rates, foreign currency exchange rates and other market conditions could adversely impact our business (see “Current Economic Challenges and Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion).  Although the casual dining segment experienced slightly positive sales growth in the third quarter of 2010 as compared to the prior year, the industry continues to be challenged and uncertainty exists regarding the pace of economic recovery.

We continue to identify new ways to respond to this challenging environment and have the following four key objectives for 2010:

•	Revitalize top line growth;
•	Elevate organizational effectiveness;
•	Accelerate continuous productivity improvement to fund growth; and
•	Deliver our 2010 financial plan to maintain stable cash flow while making necessary investments to drive sustainable, long-term growth.

We made progress on our top line revitalization efforts during the nine months ended September 30, 2010, as we generated positive comparable-store sales and gained traffic share compared to the restaurant segment across our major concepts.  We increased the overall level of marketing spending to drive sustainable traffic improvement and developed unique promotions throughout our concepts that fit our brand positioning, look beyond price and leverage consumer touch points.  We also accelerated certain innovation opportunities in our menu, service and operations.  For example, we promoted signature pasta dishes starting at $10.00 at Carrabba’s Italian Grill to improve affordability.  Also, we have been testing additional menu options at Outback Steakhouse to broaden its appeal, and we experienced traffic increases from limited time offers and special occasion promotions.  As we work towards our goal of achieving sustainable top line growth, we will continue to focus on enhancing brand competitiveness, significantly improving our innovation capability and increasing our investment in our concepts.

Our key area of focus in elevating organizational effectiveness is in building the appropriate talent and infrastructure to accelerate innovation and drive sustainable top line growth and productivity.  We made progress in this area during the nine months ended September 30, 2010 by increasing our resources in consumer insights, research and development, productivity and human resources.  We also invested in our infrastructure, as we improved our data warehousing capability and are moving towards a consistent technology platform across our concepts.

In the area of productivity improvement, we created a team that is responsible for building a sustainable model for continuous improvement that will be identifying best practices and improving productivity resource allocation and utilization.  Our 2010 efficiency improvement goal is $50,000,000 or more in savings as compared to 2009, and we expect to exceed that goal.  Of this total, we expect $15,000,000 of savings to be achieved from the initiatives we started last year that did not realize a full year of benefits in 2009.  The remainder of the savings will be from new programs.  Currently, we are identifying efficiency opportunities for 2011 and beyond so those initiatives will be ready for implementation early next year.

During the nine months ended September 30, 2010, we maintained stable cash flow while investing in the business.  In order for this to continue throughout the remainder of the year, we need to balance our investments in infrastructure and long-term brand growth with the benefits of efficiency plans and traffic share gains.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Our industry’s challenges and risks include, but are not limited to: economic conditions, including weak discretionary consumer spending and consumer tolerance of our prices, commodity pricing, the impact of government regulation, the availability of qualified employees and consumer perceptions regarding food safety and/or the health benefits of certain types of food, including attitudes about alcohol consumption. Additionally, although we have substantially reduced our development schedule, development or other capital investment is still subject to risk because of the availability of capital under our debt covenant restrictions. Changes in our operations in future periods may also result from changes in beef prices and other commodity costs.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new or renovate existing restaurants, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable-rate debt and prevent us from meeting our obligations under the senior notes.

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues
Restaurant sales	99.0%	99.3%	99.1%	99.3%
Other revenues	1.0	0.7	0.9	0.7
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.0	33.4	32.0	33.1
Labor and other related (1)	30.0	29.8	28.7	28.9
Other restaurant operating (1)	27.9	27.4	26.4	26.2
Depreciation and amortization	3.8	4.3	3.8	4.7
General and administrative	7.1	6.4	7.0	6.8
Loss on contingent debt guarantee	-	-	-	0.9
Goodwill impairment	-	-	-	0.4
Provision for impaired assets and restaurant closings	0.1	1.8	0.2	5.0
Income from operations of unconsolidated affiliates	(0.3)	(0.1)	(0.2)	(* )
Total costs and expenses	99.6	102.5	97.2	105.3
Income (loss) from operations	0.4	(2.5)	2.8	(5.3)
Gain on extinguishment of debt	-	-	-	5.8
Other income, net	0.2	0.4	0.1	*
Interest expense, net	(2.1)	(2.8)	(2.0)	(2.7)
(Loss) income before (benefit) provision for income taxes	(1.5)	(4.9)	0.9	(2.2)
(Benefit) provision for income taxes	(0.6)	(2.4)	0.4	(1.3)
Net (loss) income attributable to OSI Restaurant Partners, LLC	(0.9)	(2.5)	0.5	(0.9)
Less: net income (loss) attributable to noncontrolling interests	*	(0.1)	0.2	(* )
Net (loss) income attributable to OSI Restaurant Partners, LLC	(0.9)%	(2.4)%	0.3%	(0.9)%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	SEPTEMBER 30,
	2010	2009
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	671	684
Company-owned - international	119	120
Franchised - domestic	108	108
Franchised and development joint venture - international	66	59
Total	964	971
Carrabba's Italian Grill
Company-owned	232	232
Franchised	1	1
Total	233	233
Bonefish Grill
Company-owned	145	145
Franchised	7	7
Total	152	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Other
Company-owned (1)	22	58
System-wide total	1,435	1,478
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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales increased by 2.5% and 1.5% for the three and nine months ended September 30, 2010 as compared with the corresponding periods in 2009.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales is comprised of sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$462	$454	$1,485	$1,484
International	69	65	204	185
Total	531	519	1,689	1,669
Carrabba's Italian Grill	153	146	490	479
Bonefish Grill	97	90	302	283
Fleming's Prime Steakhouse and Wine Bar	47	44	156	143
Other (1)	16	37	56	120
Total Company-owned restaurant sales	$844	$836	$2,693	$2,694
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
FRANCHISE AND DEVELOPMENT JOINT VENTURE SALES
(in millions) (1):
Outback Steakhouse
Domestic	$70	$69	$225	$224
International	60	46	164	118
Total	130	115	389	342
Carrabba's Italian Grill	1	-	3	2
Bonefish Grill	4	4	12	12
Total franchise and development joint venture sales (1)	$135	$119	$404	$356
Income from franchise and development joint ventures (2)	$9	$5	$23	$16
__________________
(1)	Franchise and development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES

Restaurant sales

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
(dollars in thousands):	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Restaurant sales	$844,388	$835,926	$8,462	1.0%	$2,693,291	$2,693,721	$(430)	0.0%

The increase in restaurant sales for the three months ended September 30, 2010 as compared to the same period in 2009 was attributable to a $3,822,000 increase in sales from 16 newer restaurants not included in our comparable-store sales base and increases in comparable-store sales at our existing restaurants (see table below).  This increase was partially offset by a $20,157,000 decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations and a $7,037,000 decrease from the closing of 19 restaurants since September 30, 2009.

The slight decrease in restaurant sales for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a $61,003,000 decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations and a $14,093,000 decrease from the closing of 19 restaurants since September 30, 2009.  This decrease was largely offset by a $17,232,000 increase in sales from 31 newer restaurants not included in our comparable-store sales base and increases in comparable-store sales at our existing restaurants (see table below).

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for the three and nine months ended September 30, 2010 and 2009:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Average restaurant unit volumes (weekly):
Outback Steakhouse	$52,269	$50,507	$56,309	$55,368
Carrabba's Italian Grill	$50,149	$47,831	$54,200	$53,084
Bonefish Grill	$50,901	$47,241	$53,523	$50,625
Fleming's Prime Steakhouse and Wine Bar	$55,907	$52,091	$62,475	$58,184
Operating weeks:
Outback Steakhouse	8,842	8,992	26,381	26,776
Carrabba's Italian Grill	3,049	3,040	9,048	9,016
Bonefish Grill	1,906	1,894	5,647	5,585
Fleming's Prime Steakhouse and Wine Bar	841	837	2,496	2,451
Year over year percentage change:
Menu price increases (decreases): (1)
Outback Steakhouse	0.0%	0.8%	(0.2)%	1.4%
Carrabba's Italian Grill	0.6%	1.6%	0.3%	1.8%
Bonefish Grill	1.0%	0.6%	0.7%	1.4%
Fleming's Prime Steakhouse and Wine Bar	0.2%	0.6%	0.5%	0.4%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	3.0%	(10.7)%	1.1%	(9.7)%
Carrabba's Italian Grill	4.9%	(7.5)%	2.1%	(6.9)%
Bonefish Grill	7.6%	(5.8)%	5.6%	(8.0)%
Fleming's Prime Steakhouse and Wine Bar	7.3%	(18.0)%	7.1%	(20.1)%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES (continued)

Other revenues

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Other revenues	$8,249	$5,855	$2,394	$23,796	$18,224	$5,572

Other revenues, consisting primarily of initial franchise fees, royalties and sublease revenue, increased in the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  These increases were primarily attributable to increased development and franchise royalties from international Outback Steakhouse restaurants and to sublease revenue generated from PRG as a result of the sale of our Cheeseburger in Paradise concept.

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Cost of sales	$269,997	$279,456		$862,447	$892,291
% of Restaurant sales	32.0%	33.4%	(1.4)%	32.0%	33.1%	(1.1)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of restaurant sales in the three months ended September 30, 2010 as compared with the same period in 2009.  The decrease as a percentage of restaurant sales was primarily 1.0% from the impact of certain cost savings initiatives and 0.8% from decreases in beef costs. The decrease was partially offset by an increase as a percentage of restaurant sales of 0.3% from increases in dairy, produce and other commodity costs.

The decrease as a percentage of restaurant sales in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily 1.1% from the impact of certain cost savings initiatives and 0.7% from decreases in beef costs. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% from increases in dairy, produce and other commodity costs, (ii) 0.2% due to changes in our product mix and (iii) 0.2% from changes in our limited time offers and other promotions.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Labor and other related	$252,912	$249,350		$773,858	$777,315
% of Restaurant sales	30.0%	29.8%	0.2%	28.7%	28.9%	(0.2)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan (“PEP”) and other stock-based and incentive compensation expenses.  Labor and other related expenses increased as a percentage of restaurant sales in the three months ended September 30, 2010 as compared with the same period in 2009.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 0.6% from higher kitchen, service and management labor costs, (ii) 0.4% from an increase in health insurance expense and (iii) 0.2% from an increase in expenses incurred as a result of gains on participants’ PEP and other deferred compensation investment accounts.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.6% from higher average unit volumes at our restaurants and 0.4% from the impact of certain cost savings initiatives.

The decrease as a percentage of restaurant sales in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily 0.5% from the impact of certain cost savings initiatives and 0.2% from higher average unit volumes at our restaurants.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.3% from an increase in health insurance expense and 0.3% from higher kitchen, service and management labor costs.

Other restaurant operating expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Other restaurant operating	$235,508	$228,647		$711,471	$706,871
% of Restaurant sales	27.9%	27.4%	0.5%	26.4%	26.2%	0.2%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The increase as a percentage of restaurant sales in the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the following: (i) 0.5% from increases in  the recognition of gift card fees over the redemption period, occupancy costs and operating supplies expense, (ii) 0.3% from increases in advertising costs, (iii) 0.3% from increases in repairs and maintenance expense related to non-capitalized remodeling costs of certain Outback Steakhouse restaurants and (iv) 0.2% from higher general liability insurance expense.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.6% from higher average unit volumes at our restaurants and 0.2% from certain cost savings initiatives.

The increase as a percentage of restaurant sales in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the following: (i) 0.5% from increases in advertising costs, (ii) 0.2% from increases in repairs and maintenance costs, occupancy costs and operating supplies expense and (iii) 0.2% from increases in the recognition of gift card fees over the redemption period.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.4% from higher average unit volumes at our restaurants and 0.2% from certain cost savings initiatives.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Depreciation and amortization

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2010	2009	Change	2010	2009	Change
Depreciation and amortization	$32,091	$36,432		$102,945	$126,283
% of Total revenues	3.8%	4.3%	(0.5)%	3.8%	4.7%	(0.9)%

Depreciation and amortization expense decreased as a percentage of total revenues in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 as a result of certain assets being fully depreciated as of June 2009 and June 2010 and higher average unit volumes at our restaurants.

General and administrative

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
General and administrative	$60,372	$54,080	$6,292	$190,413	$183,677	$6,736

General and administrative costs increased in the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to the following: (i) $3,100,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense, (ii) $3,000,000 of additional corporate compensation and severance expenses and (iii) $900,000 of additional consulting fees related to our productivity improvement and brand growth strategies.  This increase was partially offset by certain cost savings initiatives.

General and administrative costs increased in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the following: (i) $7,300,000 of additional consulting fees related to our productivity improvement and brand growth strategies, (ii) $5,600,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense, (iii) $5,400,000 of additional corporate compensation and severance expenses and (iv) a $4,700,000 reduction in the gain on the cash surrender value of life insurance investments.  This increase was partially offset by certain cost savings initiatives and a $14,300,000 decrease in restricted stock, deferred compensation and partner buyout expenses that was mostly due to the accelerated vesting of restricted stock for certain executive officers in the nine months ended September 30, 2009.

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

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Provision for impaired assets
and restaurant closings	$503	$15,115	$(14,612)	$4,517	$134,457	$(129,940)

During the third quarter of 2010, we recorded a provision for impaired assets and restaurant closings of $503,000 which was primarily restaurant closing expense for certain of our restaurants.  During the third quarter of 2009, we recorded a provision for impaired assets and restaurant closings of $15,115,000 which primarily included $11,514,000 of impairment charges and restaurant closing expense for certain of our restaurants.

During the nine months ended September 30, 2010, we recorded a provision for impaired assets and restaurant closings of $4,517,000 which was primarily restaurant closing expense for certain of our restaurants.  During the nine months ended September 30, 2009, we recorded a provision for impaired assets and restaurant closings of $134,457,000 which primarily included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter of 2009 sale, $47,739,000 of impairment charges and restaurant closing expense for certain of our other restaurants and $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names.

We used the discounted cash flow method to determine the fair value of our intangible assets.  The trade name impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.  Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, generally due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Income from operations of unconsolidated affiliates

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Income from operations of
unconsolidated affiliates	$2,342	$538	$1,804	$4,313	$655	$3,658

Income from operations of unconsolidated affiliates represents our portion of net income from restaurants operated as development joint ventures.  It increased in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of an increase in income from our joint venture in Brazil.

Gain on extinguishment of debt

During the first quarter of 2009, we purchased $240,145,000 in aggregate principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of debt of $158,061,000 for the nine months ended September 30, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Other income, net

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Other income, net	$1,394	$3,204	$(1,810)	$2,387	$10	$2,377

Other income, net represents foreign currency transaction gains (losses) resulting from fluctuations in foreign currency exchange rates on certain international intercompany loans.

Interest expense, net

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Interest expense, net	$17,756	$23,761	$(6,005)	$53,091	$73,447	$(20,356)

The decrease in net interest expense for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a net $5,885,000 decrease in interest expense on our interest rate collar.

The decrease in net interest expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a net $12,365,000 non-cash decrease in interest expense on our interest rate collar due to its maturity effective September 30, 2010 and an approximately $5,200,000 reduction of interest expense as a result of the $240,145,000 decrease in principal outstanding on senior notes from our completion of a cash tender offer during March of 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

(Benefit) provision for income taxes

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2010	2009	Change	2010	2009	Change
Effective income tax rate	42.6%	50.0%	(7.4)%	47.4%	57.3%	(9.9)%

The decrease in the effective income tax rate in the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to an increase in the projected pre-tax book income as compared to the previous period.  It was partially offset by an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.

The decrease in the effective income tax rate in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the benefit of the expected tax credit for excess FICA tax on employee-related tips being a larger percentage of projected annual pretax income and to the $11,078,000 goodwill impairment charge recorded in the nine months ended September 30, 2009. This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to KHI’s acquisition of OSI Restaurant Partners, Inc’s stock. This decrease was partially offset by a projected increase in the valuation allowance on deferred tax assets during 2010.

The effective income tax rates for the three and nine months ended September 30, 2010 were higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected pre-tax income for the year.  The effective income tax rates for the three and nine months ended September 30, 2009 were higher than the combined federal and state statutory rate due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax loss.

Net income (loss) attributable to noncontrolling interests

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2010	2009	Change	2010	2009	Change
Net income (loss) attributable
to noncontrolling interests	$382	$(476)	$858	$4,231	$(1,205)	$5,436

The allocation of net income (loss) attributable to noncontrolling interests represents the portion of income or loss from operations included in the consolidated operating results attributable to the noncontrolling ownership interests in certain restaurants that are not wholly-owned. The increase for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily due to improved operating results at Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents was $154,392,000 at September 30, 2010 as compared with $289,162,000 at December 31, 2009. This decrease was primarily due to $130,896,000 of repayments of debt and the seasonal pattern of gift card sales which typically results in peak cash balances during our fourth quarter. This decrease was partially offset by proceeds from borrowings on revolving credit facilities of $37,000,000 which are for capital expenditures.

Working capital (deficit) totaled ($235,617,000) and ($228,219,000) at September 30, 2010 and December 31, 2009, respectively, and included Unearned revenue from unredeemed gift cards of $137,388,000 and $237,580,000 at September 30, 2010 and December 31, 2009, respectively.

Current liabilities totaled $558,845,000 at September 30, 2010 as compared with $712,731,000 at December 31, 2009 with the decrease primarily due to a decrease in Unearned revenue of $100,192,000 and a decrease in Accrued and other current liabilities of $44,595,000.  The decrease in Unearned revenue was due to the seasonal pattern of gift card sales and redemptions.  The decrease in Accrued and other current liabilities was partially due to a $19,000,000 reduction in accrued insurance as a result of a settlement payment for a class action lawsuit; this settlement also caused a corresponding decrease in insurance receivable which is included in Other current assets, net.  Additionally, the decrease in Accrued and other current liabilities was due to a $18,458,000 decline in our interest rate collar liability as a result of the maturity of the interest rate collar on September 30, 2010 and to a $20,492,000 decrease in accrued payroll and other compensation primarily as a result of a decrease in the bonus accrual at September 30, 2010 as compared to December 31, 2009.  Bonuses are generally paid subsequent to each fiscal year.

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

The challenging economic conditions since 2008 have created a difficult environment for us and for the restaurant industry, and these factors have limited and may continue to limit our liquidity.  During 2009, we experienced declining revenues, comparable-store sales and operating cash flows and incurred operating losses.  We also incurred goodwill impairment charges of $11,078,000 and intangible asset impairment charges of $43,741,000, the majority of which were recorded during the second quarter of 2009, and restaurant and other impairment charges of $94,471,000.  During the nine months ended September 30, 2010, we experienced a strengthening of trends in consumer traffic and increases in comparable-store sales.  Notwithstanding these recent signs of improvement, the industry continues to be challenged and uncertainty exists as to the level and sustainability of these favorable trends.

Since 2008, we have continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency, labor efficiency initiatives and reductions to capital expenditures.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Additionally, net interest expense declined by 27.7% for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to a net $12,365,000 non-cash decrease in interest expense on our interest rate collar due to its maturity effective September 30, 2010 and a decrease of approximately $5,200,000 related to the $240,145,000 decrease in principal outstanding on senior notes from our completion of a cash tender offer during March of 2009.  Based on anticipated revenues and cash flows, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  Our anticipated revenues and cash flows have been estimated based on our knowledge of economic and industry trends and our historical restaurant sales combined with the results of our cost savings initiatives.  However, deterioration of our estimates could cause an adverse impact on our liquidity and financial position.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CURRENT ECONOMIC CHALLENGES AND POTENTIAL IMPACTS OF MARKET CONDITIONS (continued)

At September 30, 2010 and December 31, 2009, $70,312,000 and $71,632,000, respectively, of the working capital revolving credit facility was committed for the issuance of letters of credit (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75,000,000 maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.

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

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly maximum total leverage ratio test, and, subject to our exceeding a minimum rent-adjusted leverage level, an annual minimum free cash flow test.  At September 30, 2010, we were in compliance with our covenants (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  However, our continued compliance with these covenants will, among other items, depend on our future levels of cash flow, which will be affected by our level of restaurant sales and/or our ability to successfully manage costs and our working capital.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $43,556,000 and $47,889,000 for the nine months ended September 30, 2010 and 2009, respectively.   We estimate that our capital expenditures will total approximately $70,000,000 to $80,000,000 in 2010.  As a result of conditions described in our credit agreement, our capital expenditures in 2010 are limited to $100,000,000 (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Net cash provided by (used in) operating activities	$31,351	$(42,487)
Net cash used in investing activities	(47,419)	(40,323)
Net cash used in financing activities	(117,242)	(81,578)
Effect of exchange rate changes on cash and cash equivalents	(1,460)	(337)
Net decrease in cash and cash equivalents	$(134,770)	$(164,725)

Operating activities

Net cash provided by operating activities was $31,351,000 for the nine months ended September 30, 2010 compared to net cash (used in) operating activities of ($42,487,000) for the same period in 2009.  The difference was primarily attributable to a delay in Accounts payable and other related payments at December 31, 2008 and an increase in cash generated from restaurant operations.  It was partially offset by a significant increase in bonuses paid during the nine months ended September 30, 2010 as compared to the same period in 2009.  These bonuses related to the prior years and were accrued for at December 31, 2009 and 2008.  Additionally, it was partially offset by a significant decline in inventory during the nine months ended September 30, 2009 as a result of utilization of inventory on hand.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $47,419,000 compared to $40,323,000 for the same period in 2009.  Net cash used in investing activities during the nine months ended September 30, 2010 consisted primarily of capital expenditures of $43,556,000 and de-consolidated PRG cash of $4,398,000.  This was partially offset by the $2,814,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.  Net cash used in investing activities for the nine months ended September 30, 2009 consisted primarily of capital expenditures of $47,889,000.  This was partially offset by the $6,661,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $117,242,000 compared to $81,578,000 for the same period in 2009. Net cash used in financing activities during the nine months ended September 30, 2010 was primarily attributable to repayments of borrowings on revolving credit facilities and long-term debt of $130,896,000.  This was partially offset by proceeds from borrowings on revolving credit facilities of $37,000,000.  Net cash used in financing activities during the nine months ended September 30, 2009 was primarily attributable to (i) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird Nevada, LLC (“T-Bird), a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants and (iii) repayments of long-term debt of $28,024,000.  This was partially offset by a $47,000,000 contribution from OSI HoldCo, Inc., our direct owner, to partially fund our extinguishment of a portion of our senior notes and by proceeds from borrowings on revolving credit facilities of $16,400,000.

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at September 30, 2010 and December 31, 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.29% to 0.49% and from 0.26% to 0.46% at September 30, 2010 and December 31, 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2010 and December 31, 2009).

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

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments will be reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,100,175,000 and $1,171,900,000 at September 30, 2010 and December 31, 2009, respectively.  We classified $75,000,000 of our term loans as current at September 30, 2010 and December 31, 2009 due to our prepayment requirements and quarterly payments.  In April 2010, we made the remainder of our $75,000,000 prepayment for 2009 that is required by the credit agreement, as described above.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at September 30, 2010. At December 31, 2009, the outstanding balance was $50,000,000.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at September 30, 2010 and December 31, 2009, $70,312,000 and $71,632,000, respectively, of the credit facility was committed for the issuance of letters of credit.  Our total outstanding letters of credit issued under our working capital revolving credit facility may not exceed $75,000,000.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of September 30, 2010 and December 31, 2009, we had borrowed $54,072,000 and $23,000,000, respectively, from our pre-funded revolving credit facility.  We recorded $54,072,000 in “Current portion of long-term debt” in our Consolidated Balance Sheet at September 30, 2010 and $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in our Consolidated Balance Sheet at December 31, 2009, as we are required to repay any outstanding loans in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  The amount of “annual true cash flow” available to repay outstanding loans under the pre-funded revolving credit facility may vary based on year-end results.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.  In October 2010, we borrowed $5,500,000 from our pre-funded revolving credit facility.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  Our senior secured credit facilities agreement also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At September 30, 2010 and December 31, 2009, we were in compliance with our debt covenants (see “Current Economic Challenges and Potential Impacts of Market Conditions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and each of our current and future domestic 100% owned restricted subsidiaries in our Outback Steakhouse and Carrabba’s Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”).  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at September 30, 2010 and December 31, 2009 was $248,075,000.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

DEBT GUARANTEES

We are a guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At September 30, 2010 and December 31, 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At September 30, 2010 and December 31, 2009, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our senior secured credit facilities.   The collar consisted of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates corresponded to the scheduled amortization payments of our term loan.  Our interest rate collar matured on September 30, 2010, and we are not currently party to another derivative financial instrument to manage interest rate risk on our variable-rate debt. We expensed $6,217,000 and $19,894,000 of interest for the three and nine months ended September 30, 2010, respectively, and $6,130,000 and $14,468,000 of interest for the three and nine months ended September 30, 2009, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $18,458,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheet as of December 31, 2009, and included $6,103,000 and $18,458,000 of net interest income for the three and nine months ended September 30, 2010, respectively, and included $131,000 and $667,000 of net interest income for the three and nine months ended September 30, 2009, respectively, in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.

We invested $11,323,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at September 30, 2010, at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2010.  Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, further deterioration in overall economic conditions and significant challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Managing and chef partners purchase ownership interests in a Management Partnership and receive distributions based on a percentage of their restaurant’s annual cash flows.  Upon completion of each five-year term of employment, our managing and chef partners are eligible to participate in a deferred compensation program (the Partner Equity Plan or “PEP”). We require the use of capital to fund the PEP as each managing and chef partner earns a contribution and currently estimate funding requirements for newly completed contracts ranging from $15,000,000 to $20,000,000 in each of the next two years through September 30, 2012.  Actual funding of the current PEP obligation and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

As of September 30, 2010, our total liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $99,063,000, of which $14,928,000 and $84,135,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2009, our total liability with respect to obligations under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $93,752,000, of which $14,971,000 and $78,781,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation was approximately $6,224,000 as of September 30, 2010, of which $4,351,000 and $1,873,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  The amount accrued for the Partner Shares obligation was approximately $5,679,000 as of December 31, 2009 and was included in the line item “Other long-term liabilities” in our Consolidated Balance Sheet.

As of September 30, 2010 and December 31, 2009, we had approximately $56,970,000 and $59,521,000, respectively, in various corporate owned life insurance policies and another $1,123,000 and $1,109,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of September 30, 2010 and December 31, 2009, there were $47,194,000 and $39,613,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

On January 1, 2010, we adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of this guidance, we no longer consolidate PRG and T-Bird in our consolidated financial statements at and for the three and nine months ended September 30, 2010.  Combined revenues and net loss included in our Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 was $75,767,000 and $56,476,000, respectively, and combined assets and liabilities included in our Consolidated Balance Sheet at December 31, 2009 was $78,082,000 and $204,634,000, respectively.  This guidance caused a $6,078,000 and a $386,000 reduction to the January 1, 2010 balances of Accumulated deficit and Noncontrolling interests, respectively.

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

(ii)
Challenging economic conditions may continue to affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and discretionary spending; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

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

(v)	Our results can be affected by consumer reaction to public health issues;

(vi)	Our results can be affected by consumer perception of food safety;
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

OSI Restaurant Partners, LLC

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  Due to the maturity of our interest rate collar on September 30, 2010, we have included disclosures regarding our interest rate risk below.  We have not experienced a material change in market risk from changes in foreign currency exchange rates and changes in commodity prices since December 31, 2009.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information about market risk.

Interest Rate Risk

At September 30, 2010 and December 31, 2009, our total debt, excluding consolidated guaranteed debt, was approximately $1,413,069,000 and $1,503,652,000, respectively.  For fixed-rate debt, interest rate changes affect the fair value of debt.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  Our exposure to interest rate fluctuations includes our borrowings under our senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin.  We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, we used an interest rate collar as part of our interest rate risk management strategy to manage our exposure to interest rate movements.  Given the current interest rate environment, we did not enter into another derivative financial instrument upon the maturity of our interest rate collar on September 30, 2010.  We do not enter into financial instruments for trading or speculative purposes.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.    On May 14, 2010, the Argentine Court of Appeals granted Outback International’s petition and declared the purported award null and void. The Argentine Court of Appeals also levied all costs against American Restaurants. On July 7, 2010, American Restaurants filed an extraordinary appeal with the Argentine Court of Appeals arguing that its May 14, 2010 nullification decision was in error and should be reviewed by the Argentine Supreme Court. The Argentine Court of Appeals rejected American Restaurant’s extraordinary appeal on August 20, 2010. On September 3, 2010, American Restaurants filed a direct appeal to the Argentine Supreme Court.

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

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  We filed motions to dismiss all counterclaims for failure to state a claim, and we are awaiting a ruling on this motion. Discovery has commenced on both our claims and T-Bird’s counterclaims.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The suit claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We and the other defendants believe the suit is without merit.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted as to all counts and the case was dismissed.  On May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint be reinstated.  On September 1, 2010, the California Supreme Court denied without opinion our petition seeking further review of the California Court of Appeal’s decision. The case was returned to the Los Angeles Superior Court on September 16, 2010. We are awaiting a status conference at which the court will set a schedule for further proceedings.

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

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 6.  Exhibits

Number	Description

10.1*	Officer Employment Agreement made and entered into effective July 19, 2010 by and among Roger Chacko and OSI Restaurant Partners, LLC (filed herewith)

10.2*	Officer Employment Agreement made and entered into August 17, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC (filed herewith)

10.3*	Officer Employment Agreement made and entered into effective August 23, 2010 by and among Charlie Weston and OSI Restaurant Partners, LLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20021

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20021

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

Date: November 12, 2010	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 [Remainder of page intentionally left blank]