Form 10-K
period 2010-12-31
OSI RESTAURANT PARTNERS, LLC
filed 2011-03-31
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):     Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer ☒ (Do not check if smaller reporting company)         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 31, 2011, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE – NONE.

OSI RESTAURANT PARTNERS, LLC

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

OSI Restaurant Partners, LLC

PART I

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent OSI Restaurant Partners, LLC’s expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the expected number of future restaurant openings and expected capital expenditures and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “could,” “may,” “would,” “if,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements.

Our actual results could differ materially from those stated or implied in the forward-looking statements included elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), press releases and verbal statements made by or with the approval of one of our authorized officers.  We can provide no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.  In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements contained in this report are subject to the risks and uncertainties described in this Form 10-K in Item 1A, Risk Factors.  Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

GENERAL

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,400 system-wide restaurants and 2010 Total revenues exceeding $3.6 billion. As of December 31, 2010, we operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our concepts are Outback Steakhouse (“Outback”), Carrabba’s Italian Grill (“Carrabba’s), Bonefish Grill (“Bonefish”), Fleming’s Prime Steakhouse and Wine Bar (“Flemings”) and Roy’s. Our plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

We were incorporated in August 1987 as Multi-Venture Partners, Inc., a Florida corporation, and in January 1990 we changed our name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with our initial public offering, at which time Outback Delaware became a holding company for Outback Florida. Between 1993 and 2002, we acquired or developed our other restaurant concepts and began expanding the Outback concept internationally.  On April 25, 2006, we changed our name from Outback Steakhouse, Inc. to OSI Restaurant Partners, Inc.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

GENERAL (continued)

In December 2008, we sold our interest in the Lee Roy Selmon’s (“Selmon’s) concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by our Founders (two of whom are also members of our Board and of KHI’s Board), one of our named executive officers and a former employee.  In the third quarter of 2009, the named executive officer transferred his ownership interest in Selmon’s to two of our Founders (who are also members of our Board and of KHI’s Board) at his initial investment cost.  In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept.

As of December 31, 2010, we own 89.62% of the Outback/Fleming's LLC, which is a consolidated entity that develops and operates Fleming’s Prime Steakhouse and Wine Bar.  We do not have an economic interest in nine Roy’s as of December 31, 2010: six in Hawaii and one each in the continental United States, Japan and Guam.

The selected consolidated financial data included in Item 6 in this Form 10-K is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The operations of OSI Restaurant Partners, Inc. and its subsidiaries are referred to for the Predecessor period and the operations of OSI Restaurant Partners, LLC and its subsidiaries are referred to for the Successor period.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean: (a) prior to the Merger, OSI Restaurant Partners, Inc. and its subsidiaries and (b) after the Merger, OSI Restaurant Partners, LLC and its subsidiaries.

CONCEPTS AND STRATEGIES

Our restaurant system includes full-service restaurants with several types of ownership structures. At December 31, 2010, the system included restaurant formats and ownership structures as listed in the following table:
	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Total

Company-owned	670	120	232	145	64	22	1,253
Development joint venture	-	29	-	-	-	-	29
Franchise	108	41	1	7	-	-	157
Total	778	190	233	152	64	22	1,439

Outback Steakhouse restaurants generally serve dinner only on weeknights; however, many locations also serve an “early dinner” (opening as early as noon, but using the same dinner menu) on one or both days of the weekend. Outback Steakhouse features a limited menu of high quality, uniquely seasoned steaks, prime rib, pork, ribs, chicken, seafood and pasta and also offers specialty appetizers, including the signature “Bloomin’ Onion,” desserts and full liquor service. Carrabba’s Italian Grill restaurants generally serve lunch and dinner on Sundays and dinner only the rest of the week. Carrabba’s Italian Grill features a limited menu of high quality Italian cuisine including a variety of pastas, chicken, seafood, veal and wood-fired pizza.  It also offers specialty appetizers, desserts and full liquor service.  Bonefish Grill restaurants typically serve dinner only and feature a variety of fresh grilled fish complemented by a variety of sauces. Bonefish Grill also offers specialty appetizers, desserts and full liquor service. Fleming’s Prime Steakhouse and Wine Bar restaurants serve dinner only and feature a limited menu of prime cuts of beef, fresh seafood, veal and chicken entrees. Fleming’s Prime Steakhouse and Wine Bar also offers several specialty appetizers and desserts and a full service bar, including a selection of over 100 quality wines available by the glass. The majority of Roy’s restaurants serve dinner only and feature a limited menu of “Hawaiian Fusion” cuisine that includes a blend of flavorful sauces and Asian spices with a variety of seafood, beef, short ribs, pork, lamb and chicken. Roy’s also offers several specialty appetizers, desserts and full liquor service.

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

•
hiring and retaining experienced restaurant management by providing managing partners an attractive compensation package that includes monthly payments based on a percentage of the monthly cash flows of the restaurants they manage; and

•	limiting service to dinner only for the majority of our locations (generally from 4:30 p.m. to 11:00 p.m.), which reduces the hours of restaurant management and the number of employees.

OUTBACK STEAKHOUSE:

Menu.  The Outback Steakhouse menu includes several cuts of freshly prepared, uniquely seasoned and seared steaks, plus prime rib, barbecued ribs, pork, chicken, seafood, pasta and seasonal specials. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve the quality and consistency of our food offerings. The menu also includes several specialty appetizers and desserts, together with full bar service featuring Australian wine and Australian beer. Alcoholic beverages account for approximately 12% of domestic Outback Steakhouse’s restaurant sales. Including regional variances, the price range of appetizers is $4.95 to $10.95 and the price range of entrees is $7.50 to $33.95. The average check per person was approximately $19.00 to $20.00 during 2010. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area. Outback Steakhouse also offers a low-priced children’s menu.

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

Casual Atmosphere.  Outback Steakhouse’s international locations look very much like their domestic counterparts, although there is more diversity in certain restaurant layouts and sizes.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

CARRABBA’S ITALIAN GRILL:

Menu.  The Carrabba’s Italian Grill menu includes several types of uniquely prepared Italian dishes including pastas, chicken, seafood, and wood-fired pizza. The menu is designed to have a limited number of selections to permit the greatest attention to quality while offering sufficient breadth to appeal to all taste preferences. We test new menu items to replace slower-selling items and regularly upgrade ingredients and cooking methods to improve quality and consistency of our food offerings. The menu also includes several specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 17% of Carrabba’s restaurant sales. The price range of appetizers is $5.00 to $12.00 and the price of entrees is $9.00 to $25.00 with nightly specials from $10.00 to $29.00. The average check per person was approximately $20.50 to $21.50 during 2010. The prices that we charge in individual locations vary depending upon the demographics of the surrounding area.

Casual Atmosphere.  Carrabba’s Italian Grill features a casual dining atmosphere with a traditional Italian exhibition kitchen where customers can watch their meals being prepared. The decor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos, authentic Italian pottery and cooking utensils.

BONEFISH GRILL:

Menu.  The Bonefish Grill menu offers fresh grilled fish and other seafood uniquely prepared with a variety of freshly prepared sauces. In addition to seafood, the menu also includes beef, pork and chicken entrees, several specialty appetizers and desserts. In addition to full bar service, Bonefish offers a specialty martini list. Alcoholic beverages account for approximately 25% of Bonefish’s restaurant sales. The price range of appetizers is $3.90 to $15.90 and the price of entrees is $8.90 to $27.00 with nightly specials from $8.90 to $25.90.  The average check per person was approximately $22.50 to $23.50 during 2010.

Casual Atmosphere.  Bonefish Grill offers a casual dining experience in an upbeat, refined setting. The warm, inviting dining room has hardwood floors, large booths and tables and distinctive artwork inspired by regional coastal settings.

FLEMING’S PRIME STEAKHOUSE AND WINE BAR:

Menu.  The Fleming’s Prime Steakhouse and Wine Bar menu features prime cuts of beef, fresh seafood, as well as pork, veal and chicken entrees. Accompanying the entrees is an extensive assortment of freshly prepared salads and side dishes available a la carte. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Fleming’s offers a selection of over 100 quality wines available by the glass. Alcoholic beverages account for approximately 31% of Fleming’s restaurant sales. The price range of entrees is $22.95 to $45.50. Appetizers generally range from $8.95 to $24.50 and side dishes range from $6.95 to $9.50. The average check per person was approximately $64.00 to $65.00 during 2010.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

ROY’S:

Menu.  The Roy’s menu offers Chef Roy Yamaguchi’s “Hawaiian Fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. Alcoholic beverages account for approximately 28% of Roy’s restaurant sales. In addition to full bar service, Roy’s offers a large selection of quality wines. The price range of entrees is $19.95 to $39.95. Appetizers range from $6.95 to $26.95. The average check per person was approximately $54.50 to $55.50 during 2010.

Upscale Casual Atmosphere.  Roy’s offers an upscale casual dining experience, including spacious dining rooms, an expansive lounge area, an outdoor dining patio in certain locations and Roy’s signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions.

RESTAURANT DEVELOPMENT

The following table includes our restaurant openings and closings for the year ended December 31, 2010:

	DECEMBER 31,	RESTAURANT			DECEMBER 31,
	2009	OPENINGS	CLOSINGS	OTHER	2010
Number of restaurants:
Outback Steakhouse
Company-owned - domestic	680	-	(10)	-	670
Company-owned - international	119	4	(3)	-	120
Franchised - domestic	108	-	-	-	108
Franchised and development joint venture - international	63	8	(1)	-	70
Total	970	12	(14)	-	968
Carrabba's Italian Grill
Company-owned	232	-	-	-	232
Franchised	1	-	-	-	1
Total	233	-	-		233
Bonefish Grill
Company-owned	145	1	(1)	-	145
Franchised	7	-	-	-	7
Total	152	1	(1)		152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	-	-	-	64
Other
Company-owned (1)	58	-	(2)	(34)	22
System-wide total	1,477	13	(17)	(34)	1,439
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to PRG. Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we deconsolidated PRG on January 1, 2010. As a result, the current period includes only our Roy’s concept.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT DEVELOPMENT (continued)

Company-owned restaurants include restaurants owned by limited partnerships in which we are a general partner and joint ventures in which we are a member. Our legal ownership interests in the partnerships and joint ventures generally range from 50% to 90%.  Prior to January 1, 2010, Company-owned restaurants also included Cheeseburger in Paradise restaurants that were sold in September 2009 but continued to be consolidated since we were considered the primary beneficiary of the entity under the then applicable accounting guidance.  However, upon adoption of new accounting guidance for variable interest entities on January 1, 2010, we are no longer the primary beneficiary of PRG, and as a result, PRG is not included in our Consolidated Financial Statements as of and for the year ended December 31, 2010.  The adoption of the new accounting guidance for variable interest entities was not material to our Consolidated Financial Statements.

Company-owned restaurants also include restaurants owned by our Roy’s joint venture and our consolidated financial statements include the accounts and operations of our Roy’s joint venture even though we have less than majority ownership.  We determined we are the primary beneficiary of the joint venture since we have the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, we have the obligation to absorb losses or the right to receive benefits of Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by our partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where we provide a guarantee. The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The results of operations of Company-owned restaurants are included in our consolidated operating results.  The portion of income or loss attributable to the other partners’ interests is eliminated in the line item in our Consolidated Statements of Operations entitled “Net income (loss) attributable to noncontrolling interests.”

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50%.  Income and loss derived from the Brazilian Joint Venture is presented in the line item “Income from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

COMPETITION

The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located.  There is also active competition for management personnel as well as attractive suitable real estate sites.  Further, we face growing competition from the supermarket industry, with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings.  We believe our principal strategies, which include but are not limited to, the use of high quality ingredients, the variety of our menu and concepts, the quality and consistency of our food and service, the use of various promotions and the selection of appropriate locations for our restaurants, allow us to effectively and efficiently compete in the restaurant industry.

RESTAURANT SITES

We currently lease approximately 25% of our restaurant sites from our sister company, Private Restaurant Properties, LLC (“PRP”), which is an indirect subsidiary of our direct owner, OSI HoldCo, Inc. (“OSI HoldCo”), and the remaining 75% of our restaurant sites from other third parties.  In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances.  We generally construct freestanding buildings on leased properties; although, our leased sites are also located in strip shopping centers.  We consider the location of a restaurant to be critical to its long-term success and devote significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, site visibility, accessibility, parking availability and traffic volume. We also review potential competition and the profitability of national chain restaurants operating in the area. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted.

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

International Outback Steakhouse restaurants range in size from 3,500 to 10,000 square feet and may be basement or above ground floor locations. Some are multiple stories, and some have customer parking underneath the restaurant.

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

A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 38 tables and seats approximately 145 people. The bar area includes ten tables and bar seating with a capacity for approximately 72 people.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT SITES (continued)

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

RESTAURANT LOCATIONS

As of December 31, 2010, we had 1,439 system-wide restaurants in 49 states and 23 international countries as follows:

Company-Owned
Alabama	22	Kansas	10	New Hampshire	3	Utah	6
Arizona	31	Kentucky	17	New Jersey	39	Vermont	1
Arkansas	11	Louisiana	21	New Mexico	5	Virginia	58
California	20	Maine	1	New York	44	West Virginia	8
Colorado	28	Maryland	40	North Carolina	61	Wisconsin	11
Connecticut	12	Massachusetts	19	Ohio	48	Wyoming	2
Delaware	2	Michigan	35	Oklahoma	11
Florida	211	Minnesota	9	Pennsylvania	40	Hong Kong	7
Georgia	48	Mississippi	2	Rhode Island	3	Japan	9
Hawaii	7	Missouri	16	South Carolina	37	South Korea	103
Illinois	27	Montana	1	South Dakota	2	Puerto Rico	1
Indiana	23	Nebraska	7	Tennessee	36
Iowa	8	Nevada	16	Texas	74

Franchise and Development Joint Venture
Alabama	1	Oregon	8	Costa Rica	1	Singapore	1
Alaska	1	South Carolina	1	Dominican Republic	1	Taiwan	4
California	63	Tennessee	3	Egypt	1	Thailand	1
Florida	3	Washington	20	Guam	1	United Arab Emirates	2
Idaho	6			Indonesia	2	United Kingdom	3
Mississippi	6	Australia	6	Malaysia	2	Venezuela	1
Montana	2	Brazil	29	Mexico	5
North Carolina	1	Canada	4	Philippines	3
Ohio	1	China	2	Saudia Arabia	1

Financial information about geographic areas is included in this Form 10-K in Item 8, Note 21 of Notes to Consolidated Financial Statements.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Outback Steakhouse, Carrabba’s Italian Grill or Bonefish Grill consists of one managing partner, one assistant manager and one kitchen manager. The management staff of a typical Fleming’s or Roy’s consists of one managing partner, a chef partner and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The managing partner of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards.  Area operating partners are responsible for overseeing the operations of several restaurants and managing partners in a specific region.

Purchasing. Our management negotiates directly with suppliers for most food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. We and our franchisees purchase substantially all food and beverage products from authorized local or national suppliers, and we periodically make advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing.  In 2010, we purchased approximately 90% of our beef raw materials from four beef suppliers who represented approximately 76% of the total beef marketplace in the United States.  In 2011, we expect to purchase approximately 80% of our beef raw materials from four beef suppliers who represent approximately 76% of the total beef marketplace in the United States.

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

Advertising and Marketing. We promote our Outback Steakhouse and Carrabba’s Italian Grill restaurants through national and spot television and/or radio media and Bonefish through radio advertising.  We advertise on television in selected markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. For all of our brands, we rely on word-of-mouth customer experience, site visibility, grassroots marketing in local venues, direct mail, on-line/digital advertising, billboards and public relations. This method of advertising promotes and maintains brand image and generates consumer awareness of new menu offerings, such as new items added to appeal to value-conscious consumers.  We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements what we believe are the fundamental elements of success: convenient sites, service-oriented employees and flawless execution in a well-managed restaurant.  Additionally, we engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to give back to the communities we serve and increase public awareness of our restaurants.

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

MANAGING, CHEF AND AREA OPERATING PARTNER PROGRAMS

We believe our compensation structure for our managing, chef and area operating partners encourages high quality restaurant operations, fosters long-term employee commitment and generally results in profitable restaurants. Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s restaurant was required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant.  The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000.  Managing and chef partners had the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment terms.  We are in the process of developing modifications to our managing and chef partner compensation structure.

Many of our international Outback Steakhouse restaurant managing partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the managing partner the right to receive a percentage of his or her restaurant’s annual cash flows for the duration of the agreement.  Additionally, each new unaffiliated franchisee is required to provide the same opportunity to the managing partner of each new restaurant opened by that franchisee.

By offering these types of compensation arrangements and by providing the managing and chef partners with a significant interest in the success of the restaurant, we believe we are able to attract and retain experienced and highly-motivated managing and chef partners.  In addition, since many of our restaurants are generally open for dinner only, we believe that we have an advantage in attracting and retaining servers, food preparers and other employees who find the shorter hours an attractive life-style alternative to restaurants serving both lunch and dinner.

Area operating partners are currently required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

UNAFFILIATED FRANCHISE PROGRAM

At December 31, 2010, there were 108 domestic franchised Outback Steakhouses and 41 international franchised Outback Steakhouses. Each unaffiliated domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and pays a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Generally, each unaffiliated international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and pays a continuing monthly royalty of 2.0% to 4.0% of gross restaurant sales. Certain international franchisees enter into an international development agreement that requires them to pay a development fee in exchange for the right and obligation to develop and operate up to five restaurants within a defined development territory pursuant to separate franchise agreements.  All domestic unaffiliated franchisees are required to expend an annually adjusted percentage of gross restaurant sales, up to a maximum of 3.5%, for national advertising on a monthly basis (3.5% in 2010).

At December 31, 2010, there was one domestic franchised Carrabba’s Italian Grill. The unaffiliated domestic franchisee paid an initial franchise fee of $40,000 and pays a continuing monthly royalty of 5.75% of gross restaurant sales.

At December 31, 2010, there were seven domestic franchised Bonefish Grills.  Four of the unaffiliated domestic franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 4.0% of gross restaurant sales. Three of the unaffiliated domestic franchised locations pay royalties up to 4.0%, depending on sales volumes.  Under the terms of the franchise agreement, all domestic unaffiliated franchisees are required to expend, on a monthly basis, a minimum of 2.5% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales.

There were no unaffiliated franchises of any of our other restaurant concepts at December 31, 2010.

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

OSI Restaurant Partners, LLC

Item 1.  Business (continued)

EMPLOYEES

As of December 31, 2010, we employed approximately 96,000 persons, approximately 775 of whom are corporate personnel employed by OSI Restaurant Partners, LLC. Approximately 4,900 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the approximately 775 corporate employees, approximately 140 are in management and 635 are administrative or office employees.  None of our employees are covered by a collective bargaining agreement.

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

AVAILABLE INFORMATION

Our website at www.osirestaurantpartners.com contains a link (under the Investor Relations section) to our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports.  All of these filings are available free of charge as soon as reasonably practicable after they are filed with or furnished to the SEC.

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

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2010 (in thousands):

DECEMBER 31,
2010
Senior secured term loan facility	$1,035,000
Senior secured pre-funded revolving credit facility	78,072
Senior notes	248,075
Guaranteed debt, sale-leaseback and capital lease
obligations and other notes payable	35,680
Total indebtedness	$1,396,827

As of December 31, 2010, we also had approximately $79,728,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $70,272,000) and $21,928,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.

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

We and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing the senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

As of December 31, 2010, we had $1,113,072,000 of debt outstanding under our senior secured credit facilities, which bear interest based on a floating rate index. An increase in these floating rates could cause a material increase in our interest expense.

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

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

If our revenue and resulting cash flow were to decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with certain covenants in our senior secured credit facilities agreement or be able to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations.

If our revenue and resulting cash flow were to decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with the leverage ratio and free cash flow covenants in our senior secured credit facilities agreement and furthermore, we may not be able to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations.  If this occurs, we intend to take such actions available to us as we determine to be appropriate at such time, which may include, but are not limited to, engaging in a permitted equity issuance, seeking a waiver from our lenders, amending the terms of such facilities, including the covenants described above, refinancing all or a portion of our senior secured credit facilities under modified terms, reducing or delaying capital expenditures, selling assets or seeking additional capital.  There can be no assurance that we will be able to effect any such actions on terms acceptable to us or at all or that such actions will be successful in maintaining our debt service or covenant compliance or meeting other obligations. The failure to meet our debt service obligations or the failure to remain in compliance with the financial covenants under our senior secured credit facilities would constitute an event of default under those facilities and the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Approximately 25% of our domestic company-owned restaurants are subject to a master lease with our sister company, Private Restaurant Properties, LLC. An event of default under this lease could result in our loss of use of some or all of these restaurant properties.

In connection with the Merger, the fee owned real estate and certain related assets associated with approximately 25% of our domestic company-owned restaurants were sold to PRP and then leased to us and our subsidiaries through a master lease and a series of underlying subleases. The master lease contains customary representations and warranties, affirmative and negative covenants and events of default. The master lease requires an aggregate monthly rental payment with respect to all leased restaurants, without any grace period for late payment. If a default occurs under the master lease, PRP is entitled to take various actions to enforce its rights, including, in certain circumstances, termination of the master lease. In addition, if PRP were to default under its real estate credit facility, the lenders would be entitled to take various actions to enforce their rights, including, in certain circumstances, foreclosing on the restaurant properties. PRP’s primary source of revenue (and consequently its primary source of funds available to service its own debt under its real estate credit facility) is the monthly rental payments we make under the master lease. If we fail to make payments or otherwise default under the master lease, PRP could default under its real estate credit facility. If the master lease were to be terminated in connection with any default by us or if the lenders under PRP’s real estate credit facility were to foreclose on the restaurant properties as a result of a PRP default under its real estate credit facility, we could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that we lease under the master lease. Any such loss of the use of such restaurant properties would have a material adverse effect on our business.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Indebtedness and Certain Other Obligations (continued)

Any right to receive payments on the senior notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of certain of our current and future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. Our obligations under the senior notes are also structurally subordinated to our sale-leaseback. As of December 31, 2010, we had $1,396,827,000 in outstanding debt on our Consolidated Balance Sheet, of which approximately $1,113,072,000 was secured. We also had $79,728,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $70,272,000) and $21,928,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.

If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior notes, even if an event of default exists under the indenture governing the senior notes at such time. Because of the structural subordination of the senior notes relative to our secured indebtedness, in the event of our bankruptcy, liquidation or dissolution, our assets will not be available to pay obligations under the senior notes until we have made all payments in cash on our secured indebtedness. We cannot be certain that sufficient assets will remain after all these payments have been made to make any payments on the senior notes, including payments of principal or interest when due.

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

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business

Competition for customers, real estate, employees, and supplies, and changes in certain conditions may affect our profit margins.

The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. Some of our competitors have been in existence for a substantially longer period than we have and may be better established in the markets where our restaurants are or may be located.  There is also active competition for management personnel as well as attractive suitable real estate sites.  Changes in local, regional, national or international economic conditions, demographic trends, consumers’ discretionary purchasing power, consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business. In addition, factors such as inflation or deflation, increased food, labor and benefits costs, energy costs, consumer perceptions of food safety, financial stability of suppliers and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.  Our results can be impacted by changes in the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices), the seasonality of our business, our ability to effectively respond in a timely manner to changes in traffic patterns and the cost of advertising and media.  Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Challenging economic conditions may continue to affect our business by adversely impacting consumer confidence and discretionary spending, availability and cost of credit, foreign currency exchange rates and other items.

As noted in our other risk factors, our high degree of leverage could increase our vulnerability to general economic and industry conditions and require that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness.   Our cash flow from operations is dependent on consumer spending.  Challenging economic conditions may continue to negatively impact consumer confidence and thus cause a decline in our cash flow from operations.  Further, the availability of credit already arranged for under our revolving credit facilities and the cost and availability of future credit may be adversely impacted by the economic challenges.  Foreign currency exchange rates for the countries in which we operate may decline, and we may experience interruptions in supplies and other services from our third-party vendors as a result of the market conditions.  These disruptions in the economy are beyond our control, and there is no guarantee that any government response will restore consumer confidence, stabilize the economy or increase the availability of credit.

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

Adverse weather conditions and acts of God, such as regional winter storms, floods, major hurricanes and earthquakes, and other disasters, such as oil spills, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects from these events.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer. Our success also will continue to depend on our ability to attract and retain qualified personnel to operate our restaurants. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully attract and retain the personnel that we need.

Risks associated with our expansion plans may have adverse consequences on our ability to increase revenues.

We continue to pursue a disciplined growth strategy by expanding our restaurant base at a substantially reduced pace relative to recent history.  Current development schedules call for the construction of eight to ten new restaurants in 2011, across all concepts.  A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results. Our development schedule for new restaurant openings is subject to a number of risks that could cause actual results to differ, including among other things:

•	availability of attractive sites for new restaurants and the ability to obtain appropriate real estate sites at acceptable prices;
•	the ability to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis;
•	impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;
•	the ability to obtain all necessary contractors and sub-contractors;
•	union activities such as picketing and hand billing, which could delay construction;
•	the ability to negotiate suitable lease terms;
•	the ability to generate and borrow funds;
•	the ability to recruit and train skilled management and restaurant employees;
•	the ability to receive the premises from the landlord’s developer without any delays; and
•	weather, acts of God and disasters beyond our control resulting in construction delays.

Some of our new restaurants may take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness and other factors. There is also the possibility that new restaurants may attract customers of existing restaurants we own, thereby reducing the revenues of such existing restaurants.

Development rates for each concept may differ significantly.  The development of each concept may not be as successful as our experience in the development of the Outback concept.  It is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants open for less than two years may not be indicative of future operating results. Should enough of these new restaurants not meet targeted performance, it could have a material adverse effect on our operating results.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

Our ability to comply with government regulation, and the costs of compliance, could affect our business.

Our restaurants are subject to various federal, state, local and international laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

Approximately 15% of our consolidated restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations. Additionally, we may be subject in certain states to “dramshop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but cannot guarantee that this insurance will be adequate in the event we are found liable.

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Government regulations could affect and change the items we procure for resale such as commodities.  Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us and the restaurant industry in general. We are currently evaluating the potential impact of the health care reform law, as it could cause an increase in our labor costs.  We are subject to the Americans With Disabilities Act, or the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with.  Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

We face a variety of risks associated with doing business in foreign markets.

We have a significant number of franchised and Company-owned Outback Steakhouse restaurants outside the United States, and we intend to continue our efforts to grow internationally.  Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue.

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

The performance of our restaurants depends on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, chicken, seafood, butter, cheese and produce. Prices may be affected due to market changes, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Increased prices or shortages could affect the cost and quality of the items we buy. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our profit margins.

The performance of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We use derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices. We do not apply hedge accounting to these instruments, and any changes in the fair value of the derivative instruments are marked-to-market through earnings in the period of change. To date, effects of these derivative instruments have been immaterial to our financial statements for all periods presented.

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

We regard our service marks, including “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill” and “Fleming’s Prime Steakhouse and Wine Bar,” and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. In addition, the overall layout, appearance and designs of our restaurants are valuable assets. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks and have other registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business and they may never be registered in all of these countries. There may not be adequate protection for certain intellectual property such as the overall appearance of our restaurants. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and restaurant concepts and may adversely affect our business. We may be unable to detect such unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage or even destroy our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their obligations not to reveal our confidential information, including trade secrets. Although we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that our competitors will not independently develop products or concepts that are substantially similar to our restaurants and services. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources.

The interests of our controlling stockholders may conflict with the interests of any holder of the senior notes.

Affiliates of Bain Capital Partners, LLC and Catterton Partners, together with certain co-investors, indirectly own approximately 79% of our equity securities. Their interests as equity holders may conflict with those of the noteholders.  They may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the senior notes. In addition, they will have the power to elect a majority of our Board of Managers, which operates similarly to a Board of Directors (“Board of Directors”), and appoint new officers and management and, therefore, effectively control many significant operational decisions.

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

Our business could be harmed if the United States and/or other international countries in which we operate experience an outbreak of flu viruses or other diseases.  If a virus is transmitted by human contact, our employees or guests could become infected or could choose or be advised to avoid gathering in public places.  This could adversely affect our restaurant traffic, our ability to adequately staff our restaurants, our ability to receive deliveries on a timely basis or our ability to perform functions at the corporate level. Our business could also be negatively affected if mandatory closures, voluntary closures or restrictions on operations are imposed in the jurisdictions in which we operate.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may have a material adverse affect on our business.

 OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business.

Food service businesses are affected by changes in consumer tastes, national, regional and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid steak and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed.  Additionally, if consumers’ perception of the economy deteriorates, consumers may change spending patterns to reduce discretionary spending, including dining at restaurants.

We have long-term agreements and contracts with select suppliers. If our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

We have a limited number of suppliers for our major products, such as beef. Domestically, in 2011, we expect to purchase approximately 80% of our beef raw materials from four beef suppliers who represent approximately 76% of the total beef marketplace in the United States. Although we have not experienced significant problems with our suppliers, if our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

We have begun to outsource certain accounting processes to a third-party vendor, which subjects us to many unforeseen risks.

In early 2011, we began to outsource certain accounting processes to a third-party vendor, which could adversely affect our business.  The third-party vendor may not be able to handle the volume of activity or perform the quality of service that we have currently achieved at a cost-effective rate.  Although we believe we will be able to attain certain cost savings initiatives, there may be certain unidentified intangible costs and legal and regulatory matters adversely affecting our results of operations or financial condition.  In addition, the transition of certain business processes to outsourcing could negatively impact our internal control processes.  We will continuously evaluate the operation and transition of outsourced business processes and make a diligent effort to ensure that outsourcing continues to meet our business objectives.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems across our operations including for point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash and other various processes and procedures.  Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems.  The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result delays in customer service and reduce efficiency in our operations.  Remediation of such problems could result in significant unplanned capital investments.

OSI Restaurant Partners, LLC

Item 1A. Risk Factors (continued)

Risks Related to Our Business (continued)

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

We test goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate the useful lives of our other intangible assets, primarily the Outback Steakhouse (Domestic and International), Carrabba’s Italian Grill, Bonefish Grill, Flemings Prime Steakhouse and Wine Bar and Roy’s trademarks or trade names, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

As with goodwill, we test our indefinite-lived intangible assets for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of these indefinite-lived intangible assets based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the assets and a discount rate.

During the year ended December 31, 2010, we did not record any goodwill or material intangible asset impairment charges.  During the year ended December 31, 2009, we recorded goodwill and intangible asset impairment charges of $11,078,000 and $43,741,000, respectively.  During the year ended December 31, 2008, we recorded goodwill and intangible asset impairment charges of $604,071,000 and $46,420,000, respectively.  We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become further impaired, there could be an adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties to our sister company, PRP, for approximately $987,700,000.  PRP then leased the properties to Private Restaurant Master Lessee, LLC, our wholly-owned subsidiary, under a 15-year master lease.  The sale of substantially all of our domestic wholly-owned restaurant properties to PRP and entry into the master lease and the underlying subleases resulted in operating leases.

We currently lease approximately 25% of our restaurant sites from PRP and the remaining 75% of our restaurant sites from other third parties.  In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances.  Initial lease expirations primarily range from five to ten years, with the majority of the leases providing for an option to renew for two or more additional terms.  All of our leases provide for a minimum annual rent, and many leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay our share of the costs of insurance, taxes and common area operating costs.  See Item 1 for a listing of restaurant locations.

As of December 31, 2010, we lease approximately 128,000 square feet of office space in Tampa, Florida under a lease expiring in 2014 (except as noted below).  We exercised termination options contained in the lease to release 28,800 square feet as of March 31, 2010.  Additional space of approximately 4,500 square feet was leased in June 2010 and expires in January 2012.

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

We are subject to the following legal proceedings and actions, which depending on the outcomes that are mostly uncertain at this time, could have a material adverse effect on our financial condition:

In March 2008, one of our subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006 in the amount of $68,396,000. The IRS asserts that certain cash distributions paid to our managing, chef and area operating partners who hold partnership interests in limited partnerships with our affiliates should have been treated as wages and subjected to employment taxes. We believe that we have complied and continue to comply with the law pertaining to the proper federal tax treatment of partner distributions.  We appealed the proposed assessment to the IRS Office of Appeals.  We believe the amounts reasonably likely to be incurred upon final settlement of the issues are not material.

On December 29, 2008, American Restaurants, Inc. (“American Restaurants”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), our indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.    On May 14, 2010, the Argentine Court of Appeals granted Outback International’s petition and declared the purported award null and void. The Argentine Court of Appeals also levied all costs against American Restaurants. On July 7, 2010, American Restaurants filed an extraordinary appeal with the Argentine Court of Appeals arguing that its May 14, 2010 nullification decision was in error and should be reviewed by the Argentine Supreme Court. The Argentine Court of Appeals rejected American Restaurant’s extraordinary appeal on August 20, 2010. On September 3, 2010, American Restaurants filed a direct appeal to the Argentine Supreme Court. On November 23, 2010, the Argentine Supreme Court rejected American Restaurant’s appeal.  Accordingly, the May 14, 2010 decision of the Argentine Court of Appeals nullifying the purported award and levying costs against American Restaurants is final.

OSI Restaurant Partners, LLC

Item 3. Legal Proceedings (continued)

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants.  The action seeks payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims against us and certain of our officers and affiliates.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  We have filed motions to dismiss all counterclaims for failure to state a claim.  We believe the counterclaims are without merit.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted and the case was dismissed.  T-Bird appealed the dismissal and on May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint reinstated.  On September 1, 2010, the California Supreme Court denied without opinion our petition seeking further review of the California Court of Appeal’s decision and the case was returned to the Los Angeles Superior Court. T-Bird filed an amended complaint on November 29, 2010.  Like the original complaint, T-Bird’s amended complaint claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The amended complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We have moved to dismiss the complaint.  We and the other defendants believe the suit is without merit.

Item 4. [Removed and Reserved]

OSI Restaurant Partners, LLC

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

There is no public trading market for our common units.

HOLDERS

As of March 31, 2011, OSI HoldCo, Inc. (our direct owner and an indirect, wholly-owned subsidiary of our Ultimate Parent) was the only owner of record of our common units.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  We have not paid any cash dividends since the Merger.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2010, none of our common units were authorized for issuance under any equity compensation plan.  See Item 12 in Part III of this Form 10-K.  Our Ultimate Parent has authorized and issued stock options under an equity compensation plan after the Merger.  See Item 8, Note 3 of Notes to Consolidated Financial Statements for additional information.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

CORPORATE HEADQUARTERS

OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

COMPANY NEWS

For Company information, visit our website at www.osirestaurantpartners.com.

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data

This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.  The following table sets forth selected consolidated financial data for the years ended December 31, 2010, 2009 and 2008, the period from June 15 to December 31, 2007, the period from January 1 to June 14, 2007 and the year ended December 31, 2006 and selected consolidated financial data at each of the five fiscal years in the period from December 31, 2006 to December 31, 2010 (in thousands):

	SUCCESSOR (1)				PREDECESSOR
				PERIOD	PERIOD
				FROM	FROM
				JUNE 15 to	JANUARY 1 to	YEAR ENDED
	YEARS ENDED DECEMBER 31,			DECEMBER 31,	JUNE 14,	DECEMBER 31,
	2010	2009	2008	2007	2007	2006
Statements of Operations Data:
Revenues
Restaurant sales	$3,594,681	$3,573,761	$3,939,436	$2,227,926	$1,916,689	$3,919,776
Other revenues	33,785	28,066	23,421	12,098	9,948	21,183
Total revenues	3,628,466	3,601,827	3,962,857	2,240,024	1,926,637	3,940,959
Costs and expenses
Cost of sales	1,151,951	1,184,301	1,389,392	790,592	681,455	1,415,459
Labor and other related	1,034,308	1,023,990	1,095,057	623,159	540,281	1,087,258
Other restaurant operating	939,352	926,343	1,012,724	557,459	440,545	885,562
Depreciation and amortization	135,396	162,731	185,786	102,263	74,846	151,600
General and administrative	251,273	250,097	263,204	138,376	158,147	234,642
Loss on contingent debt guarantee	-	24,500	-	-	-	-
Goodwill impairment	-	11,078	604,071	-	-	-
Provision for impaired assets and
restaurant closings	6,875	138,212	112,430	21,766	8,530	14,154
Allowance for notes receivable for
affiliated entity	-	-	33,150	-	-	-
(Income) loss from operations of
unconsolidated affiliates	(5,488)	(2,196)	(2,343)	(1,261)	692	(5)
Total costs and expenses	3,513,667	3,719,056	4,693,471	2,232,354	1,904,496	3,788,670
Income (loss) from operations	114,799	(117,229)	(730,614)	7,670	22,141	152,289
Gain on extinguishment of debt (2)	-	158,061	48,409	-	-	-
Other income (expense), net	2,993	(198)	(11,122)	-	-	7,950
Interest expense, net (2)	(69,870)	(93,006)	(154,428)	(93,997)	(4,651)	(11,492)
Income (loss) before provision
(benefit) for income taxes	47,922	(52,372)	(847,755)	(86,327)	17,490	148,747
Provision (benefit) for income taxes	20,078	2,034	(105,305)	(47,143)	(1,656)	41,812
Net income (loss)	27,844	(54,406)	(742,450)	(39,184)	19,146	106,935
Less: net income (loss) attributable
to noncontrolling interests	6,208	(380)	(3,041)	871	1,685	6,775
Net income (loss) attributable
to OSI Restaurant Partners, LLC	$21,636	$(54,026)	$(739,409)	$(40,055)	$17,461	$100,160

(CONTINUED...)

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data (continued)

	SUCCESSOR (1)				PREDECESSOR
	DECEMBER 31,				DECEMBER 31,
	2010	2009	2008	2007	2006
Balance Sheets Data:
Working capital deficit	$(187,087)	$(228,219)	$(204,528)	$(222,428)	$(248,991)
Cash and cash equivalents	300,111	289,162	271,470	171,104	94,856
Total assets	2,479,123	2,585,029	2,857,895	3,703,459	2,258,587
Long-term obligations (2) (3)	1,301,543	1,393,819	1,721,179	1,810,970	209,575
Noncontrolling interests	13,323	18,972	26,707	34,862	36,929
__________________
(1)
On June 14, 2007, OSI Restaurant Partners, Inc. was acquired by an investor group.  Immediately following consummation of the Merger on June 14, 2007, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.  Therefore, the selected consolidated financial data is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  As a result of the Merger, there are several factors that affect the comparability of the selected financial data for the two periods.  At the time of the Merger, our assets and liabilities were assigned values that were part carryover basis and part fair value, similar to a step acquisition, pursuant to generally accepted accounting principles in the United States.  Consequently, retained earnings and accumulated depreciation were zero after the allocation was completed.  Other factors impacting comparability include, but are not limited to: (i) depreciation and amortization are higher in the Successor periods through 2009 due to these fair value assessments, (ii) annual interest expense increased substantially in the Successor period in connection with our financing agreements, (iii) certain professional service costs incurred in connection with the Merger and the management services provided by our management company are included in General and administrative expenses in our Consolidated Statements of Operations in the Successor period and (iv) annual rent expense increased substantially in the Successor period in connection with the PRP sale-leaseback transaction, in which we sold substantially all of our domestic wholly-owned restaurant properties to our sister company, PRP, and then leased them back under a 15-year master lease.

(2)
In November 2008 and March 2009, the Company repurchased $61,780,000 and $240,145,000, respectively, of outstanding senior notes for $11,711,000 and $73,000,000, respectively.  This resulted in gains on extinguishment of debt, after the pro-rata reduction of unamortized deferred financing fees and other related costs, of $48,409,000 in 2008 and $158,061,000 in 2009.  Annualized interest expense savings from these debt extinguishments approximates $30,193,000 per year.

(3)	Long-term obligations include our long-term debt and long-term guaranteed debt.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes.

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,400 system-wide restaurants and 2010 Total revenues exceeding $3.6 billion. As of December 31, 2010, we operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts consist of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

Our primary focus is to provide a quality product together with quality service across all of our brands. This goal entails offering consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. We generate our sales primarily from a diverse customer base, which includes people eating in our restaurants as regular patrons who return for meals several times a week, those celebrating special occasions such as birthday parties, individuals holding private events and those conducting business. Secondarily, we generate revenues through sales of franchise rights and ongoing royalties.

The restaurant industry is a highly competitive and fragmented business, which is subject to sensitivity from changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by a high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not been a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment costs and the economic factors of operations, in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

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
•
System-wide sales - total restaurant sales volume for all Company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands; and

•
Same-store or comparable-store sales - year-over-year comparison of sales volumes for restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Our 2010 financial results compared to 2009 include:

•
Increase in consolidated revenues of 0.7% to $3.6 billion, driven primarily by a $90.0 million increase in comparable-store sales at our existing restaurants and partially offset by a $75.6 million decrease in restaurant sales from the sale and January 1, 2010 de-consolidation of 34 Cheeseburger in Paradise locations;

•	13 system-wide restaurant openings compared to 17 system-wide restaurant closings, across most brands;
•	Exceeding our 2010 efficiency improvement goal by achieving $67.0 million in savings;
•
Generation of Income from operations of $114.8 million in 2010 compared to (Loss) from operations of ($117.2) million in 2009, partially attributable to a $142.4 million decrease in total impairment charges and a $27.3 million decrease in depreciation and amortization expense;

•
Decline in net interest expense of 24.9% primarily driven by a net $14.1 million decrease in interest expense mainly due to mark to market adjustments on our interest rate collar that matured effective September 30, 2010 and an approximately $5.2 million reduction of interest expense as a result of the $240.1 million decrease in principal outstanding on senior notes from our completion of a cash tender offer during March of 2009.

During 2010, we had the following four key objectives:

•	Revitalize top line growth;
•	Elevate organizational effectiveness;
•	Accelerate continuous productivity improvement to fund growth; and
•	Deliver our 2010 financial plan to maintain stable cash flow while making necessary investments to drive sustainable, long-term growth.

We made progress on our top line revitalization efforts during 2010, as we generated positive comparable-store sales and gained traffic share compared to the restaurant segment across our major concepts throughout the year.  We increased the overall level of marketing spending to drive sustainable traffic improvement and developed unique promotions throughout our concepts that fit our brand positioning, looked beyond price and leveraged consumer touch points.  We also accelerated certain innovation opportunities in our menu, service and operations at each of our concepts.  Examples include the launch of signature pasta meals starting at $10 and smaller portion options at Carrabba’s Italian Grill, weekday promotions at Bonefish Grill and new salad, appetizer and seafood items at Outback Steakhouse.

Our key area of focus in elevating organizational effectiveness was in building the appropriate talent and infrastructure to accelerate innovation and drive sustainable top line growth and productivity.  We made progress in this area during 2010 by increasing our resources in consumer insights, research and development, productivity and human resources.  We also invested in our infrastructure, as we improved our data warehousing capability and made progress towards establishing a consistent technology platform across our concepts.

In the area of productivity improvement, we created a team that is responsible for building a sustainable model for continuous improvement that will be identifying best practices and improving productivity resource allocation and utilization.  Our 2010 efficiency savings were $67,000,000.

During 2010, we successfully balanced our investments in infrastructure and long-term brand growth with the benefits of efficiency plans and traffic share gains to enable growth in cash flow over 2009 while creating a platform for sustainable growth in the future.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

As we look towards 2011, global economic conditions appear to be improving, but at a slower pace in the United States.  The casual dining segment experienced negative comparable-store traffic in 2010 but is expected to stabilize in 2011 with the possibility of growth if economic conditions continue to improve.  Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions could adversely impact our business.

In 2011, we will continue to balance near-term growth in share gains with investments to achieve sustainable growth.  Our key objectives for 2011 include:

•	Continue share growth by enhancing brand competitiveness in a challenging environment;
•	Effectively manage costs by mitigating commodity risk and accelerating continuous productivity improvement;
•	Elevate organizational effectiveness and build infrastructure for sustainable growth;
•	Increase brand investment pace, including renovations and new unit development; and
•	Deliver our 2011 financial plan to maintain stable cash flow while investing for long-term growth.

In order to continue to drive share gains, we plan to build on our successful marketing and brand position improvements in 2010 by continuing our strategy of developing unique promotions throughout our concepts that fit our brand positioning, focus on delivering superior brand experience and leverage consumer touch points.  We will also continue to identify opportunities to increase innovation in our menu, service and operations across all our concepts.

Our productivity improvement goal in 2011 is $50 million in savings, and we will combine productivity improvement with modest pricing action to offset commodity inflation.

We will continue to increase our organizational effectiveness by continuing to build the growth-enabling functions via infrastructure investments in areas such as information technology and human resources.

Our brand investments will be focused on increasing unit development in higher return, high-growth concepts with focus on Bonefish Grill, accelerating Outback Steakhouse renovations and building our infrastructure.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

At December 31, 2010, the OSI Restaurant Partners, LLC restaurant system included the following:
	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Total

Company-owned	670	120	232	145	64	22	1,253
Development joint venture	-	29	-	-	-	-	29
Franchise	108	41	1	7	-	-	157
Total	778	190	233	152	64	22	1,439

Company-owned restaurants include restaurants owned by limited partnerships in which we are a general partner and joint ventures in which we are a member. Our legal ownership interests in the partnerships and joint ventures generally range from 50% to 90%.  Company-owned restaurants also include restaurants owned by our Roy’s joint venture and our consolidated financial statements include the accounts and operations of our Roy’s joint venture even though we have less than majority ownership (See Item 8, Note 20 of Notes to Consolidated Financial Statements for additional information).

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50%.  Income and loss derived from the Brazilian Joint Venture is presented in the line item “Income from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.

We derive no direct income from operations of franchised restaurants other than initial and developmental franchise fees and ongoing royalties, which are included in “Other revenues” in our Consolidated Statements of Operations.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Revenues
Restaurant sales	99.1%	99.2%	99.4%
Other revenues	0.9	0.8	0.6
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.0	33.1	35.3
Labor and other related (1)	28.8	28.7	27.8
Other restaurant operating (1)	26.1	25.9	25.7
Depreciation and amortization	3.7	4.5	4.7
General and administrative	6.9	6.9	6.6
Loss on contingent debt guarantee	-	0.7	-
Goodwill impairment	-	0.3	15.2
Provision for impaired assets and restaurant closings	0.2	3.8	2.8
Allowance for notes receivable for affiliated entity	-	-	0.8
Income from operations of unconsolidated affiliates	(0.2)	(0.1)	(0.1)
Total costs and expenses	96.8	103.3	118.4
Income (loss) from operations	3.2	(3.3)	(18.4)
Gain on extinguishment of debt	-	4.4	1.2
Other income (expense), net	0.1	(* )	(0.3)
Interest expense, net	(1.9)	(2.6)	(3.9)
Income (loss) before provision (benefit) for income taxes	1.4	(1.5)	(21.4)
Provision (benefit) for income taxes	0.6	*	(2.6)
Net income (loss)	0.8	(1.5)	(18.8)
Less: net income (loss) attributable to noncontrolling interests	0.2	(* )	(0.1)
Net income (loss) attributable to OSI Restaurant Partners, LLC	0.6%	(1.5)%	(18.7)%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	DECEMBER 31,
	2010	2009	2008
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	670	680	689
Company-owned - international	120	119	129
Franchised - domestic	108	108	107
Franchised and development joint venture - international	70	63	53
Total	968	970	978
Carrabba's Italian Grill
Company-owned	232	232	237
Franchised	1	1	1
Total	233	233	238
Bonefish Grill
Company-owned	145	145	142
Franchised	7	7	7
Total	152	152	149
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64	61
Other
Company-owned (1)	22	58	65
System-wide total	1,439	1,477	1,491
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to PRG.  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we deconsolidated PRG on January 1, 2010. As a result, the current period includes only our Roy’s concept.

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales increased 2.2% in 2010 and declined 8.6% in 2009.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales is comprised of sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and unconsolidated development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$1,960	$1,954	$2,153
International	281	260	298
Total	2,241	2,214	2,451
Carrabba's Italian Grill	653	633	681
Bonefish Grill	403	375	384
Fleming's Prime Steakhouse and Wine Bar	223	199	216
Other (1)	75	153	207
Total Company-owned restaurant sales	$3,595	$3,574	$3,939
__________________
(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to PRG.  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we deconsolidated PRG on January 1, 2010.  As a result, the current period includes primarily our Roy’s concept.

The following information presents the second component of system-wide sales, which are sales of franchised and unconsolidated development joint venture restaurants.  These are restaurants that are not consolidated and from which we only receive a franchise royalty or a portion of their total income.  Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay royalties and/or service fees that generally are based on a percentage of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

These sales do not represent sales of OSI Restaurant Partners, LLC, and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant brands.

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
FRANCHISE AND UNCONSOLIDATED DEVELOPMENT
JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$296	$294	$325
International	234	170	159
Total	530	464	484
Carrabba's Italian Grill	4	3	-
Bonefish Grill	16	16	16
Total franchise and unconsolidated development joint venture sales (1)	$550	$483	$500
Income from franchise and unconsolidated development joint ventures (2)	$31	$26	$23
__________________
(1)	Franchise and unconsolidated development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES

Restaurant sales

	YEARS ENDED				YEARS ENDED
	DECEMBER 31,				DECEMBER 31,
(dollars in thousands):	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change
Restaurant sales	$3,594,681	$3,573,761	$20,920	0.6%	$3,573,761	$3,939,436	$(365,675)	(9.3)%

The increase in restaurant sales in 2010 as compared to 2009 was primarily attributable to a $90,023,000 increase in comparable-store sales at our existing restaurants and a $23,128,000 increase in sales from 32 restaurants not included in our comparable-store sales base.  This increase was partially offset by a $75,558,000 decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations and a $16,673,000 decrease from the closing of 16 restaurants during 2010.

The decrease in restaurant sales in 2009 as compared to 2008 was primarily attributable to the following: (i) a $356,297,000 decrease in comparable-store sales at our existing restaurants, (ii) a $44,751,000 decrease from the closing of 34 restaurants during 2009 and (iii) a $19,099,000 decrease from the sale of six Lee Roy Selmon’s locations at December 31, 2008 and was partially offset by a $54,472,000 increase in sales from 73 restaurants not included in our comparable-store sales base.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our significant brands:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Average restaurant unit volumes (in thousands):
Outback Steakhouse	$2,906	$2,857	$3,130
Carrabba's Italian Grill	$2,816	$2,737	$2,865
Bonefish Grill	$2,781	$2,606	$2,726
Fleming's Prime Steakhouse and Wine Bar	$3,476	$3,148	$3,797
Operating weeks:
Outback Steakhouse	35,200	35,720	35,984
Carrabba's Italian Grill	12,097	12,065	12,394
Bonefish Grill	7,553	7,491	7,366
Fleming's Prime Steakhouse and Wine Bar	3,337	3,292	2,962
Year over year percentage change:
Menu price (decreases) increases: (1)
Outback Steakhouse	-0.1%	1.3%	3.2%
Carrabba's Italian Grill	0.4%	1.6%	1.7%
Bonefish Grill	0.2%	1.5%	1.6%
Fleming's Prime Steakhouse and Wine Bar	0.5%	0.6%	3.3%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	1.5%	-8.8%	-6.1%
Carrabba's Italian Grill	2.9%	-6.1%	-4.2%
Bonefish Grill	6.5%	-5.9%	-8.5%
Fleming's Prime Steakhouse and Wine Bar	10.4%	-16.4%	-11.4%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES (continued)

Other revenues

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
Other revenues	$33,785	$28,066	$5,719	$28,066	$23,421	$4,645

Other revenues, consisting primarily of initial franchise fees, royalties and sublease revenue, increased in 2010 as compared to 2009.  This increase was primarily attributable to $2,400,000 of increased development and franchise royalties from international Outback Steakhouse restaurants and $800,000 of increased sublease revenue primarily generated from PRG as a result of the sale of our Cheeseburger in Paradise concept in September 2009.

The increase in 2009 as compared to 2008 was primarily attributable to $3,100,000 of increased development and franchise royalties from international Outback Steakhouse restaurants and increased sublease revenue of $2,500,000 and was partially offset by a $1,300,000 decline in domestic franchise royalties.

COSTS AND EXPENSES

Cost of sales

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in thousands):	2010	2009	Change	2009	2008	Change
Cost of sales	$1,151,951	$1,184,301		$1,184,301	$1,389,392
% of Restaurant sales	32.0%	33.1%	(1.1)%	33.1%	35.3%	(2.2)%

Cost of sales, consisting of food and beverage costs, decreased as a percentage of restaurant sales in 2010 as compared to 2009.  The decrease as a percentage of restaurant sales was primarily 1.1% from the impact of certain cost savings initiatives and 0.7% from decreases in beef costs. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% from increases in produce, dairy and other commodity costs, (ii) 0.2% due to changes in our product mix and (iii) 0.2% from changes in our limited time offers and other promotions.

The decrease as a percentage of restaurant sales in 2009 as compared to 2008 was primarily due to the following: (i) 1.2% from the impact of certain cost savings initiatives, (ii) 0.7% from decreases in beef and dairy costs and (iii) 0.3% from general menu price increases.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Labor and other related expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in thousands):	2010	2009	Change	2009	2008	Change
Labor and other related	$1,034,308	$1,023,990		$1,023,990	$1,095,057
% of Restaurant sales	28.8%	28.7%	0.1%	28.7%	27.8%	0.9%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and other stock-based and incentive compensation expenses.  Labor and other related expenses increased as a percentage of restaurant sales in 2010 as compared with 2009.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 0.4% from higher kitchen, service and management labor costs, (ii) 0.2% from an increase in health insurance expense and (iii) 0.2% from higher distribution expense to managing partners.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from the impact of certain cost savings initiatives and 0.2% from higher average unit volumes at our restaurants.

The increase as a percentage of restaurant sales in 2009 as compared to 2008 was primarily due to the following: (i) 1.5% from declines in average unit volumes, (ii) 0.6% from higher kitchen, service and management labor costs, including payroll tax and health insurance expense and (iii) 0.5% from an increase in expenses incurred as a result of gains on participants’ PEP and other deferred compensation investment accounts.  The increase was partially offset by decreases as a percentage of restaurant sales of approximately 1.5% from certain cost savings initiatives and 0.2% from reduced workers’ compensation insurance costs.

Other restaurant operating expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in thousands):	2010	2009	Change	2009	2008	Change
Other restaurant operating	$939,352	$926,343		$926,343	$1,012,724
% of Restaurant sales	26.1%	25.9%	0.2%	25.9%	25.7%	0.2%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The increase as a percentage of restaurant sales in 2010 as compared to 2009 was primarily due to the following: (i) 0.4% from increases in advertising costs, (ii) 0.2% from increases in the recognition of deferred gift card fees, (iii) 0.2% from increases in repairs and maintenance costs, occupancy costs and operating supplies expense and (iv) 0.2% from higher general liability insurance expense.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from higher average unit volumes at our restaurants and 0.2% from certain cost savings initiatives.

The increase as a percentage of restaurant sales in 2009 as compared to 2008 was primarily 1.4% from declines in average unit volumes.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.4% from certain cost savings initiatives, 0.3% from decreases in utilities costs, 0.3% from reduced general liability insurance expenses and 0.2% from reduced pre-opening costs.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Depreciation and amortization

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in thousands):	2010	2009	Change	2009	2008	Change
Depreciation and amortization	$135,396	$162,731		$162,731	$185,786
% of Total revenues	3.7%	4.5%	(0.8)%	4.5%	4.7%	(0.2)%

Depreciation and amortization expense decreased as a percentage of total revenues in 2010 as compared to 2009.  This decrease as a percentage of total revenues was primarily 0.7% from certain assets being fully depreciated as of June 2009 and June 2010.

The decrease as a percentage of total revenues in 2009 as compared to 2008 was primarily 0.5% from certain assets being fully depreciated as of June 2009 and 0.2% from a reduction in our depreciable asset base primarily due to significant property, fixtures and equipment impairment charges during 2009 and 2008.  The decrease as a percentage of total revenues was partially offset by 0.5% from declines in average unit volumes.

General and administrative

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
General and administrative	$251,273	$250,097	$1,176	$250,097	$263,204	$(13,107)

General and administrative costs increased in 2010 as compared to 2009 primarily due to the following: (i) $10,200,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense, (ii) $10,000,000 of additional consulting and legal fees primarily related to our productivity improvement and brand growth strategies, (iii) $4,400,000 of additional corporate compensation expense as a result of increasing our resources in consumer insights, research and development, productivity and human resources and (iv) a $4,100,000 reduction in the gain on the cash surrender value of life insurance investments.  This increase was partially offset by the following: (i) a $14,000,000 decrease in restricted stock, deferred compensation and partner buyout expenses that was mostly due to the accelerated vesting of restricted stock for certain executive officers in 2009, (ii) a $7,100,000 reduction of bonus and severance expenses, (iii) a $3,800,000 decrease from certain cost savings initiatives and (iv) a $1,300,000 decrease in ongoing operating costs at closed locations.

The decrease in 2009 as compared to 2008 was primarily attributable to the following: (i) an $8,501,000 gain on the cash surrender value of life insurance investments in 2009 as opposed to a $15,471,000 loss in 2008, (ii) $13,600,000 of certain professional fees and other cost savings initiatives, (iii) $9,900,000 of decreased general and administrative costs associated with field support and managers-in-training, (iv) $4,600,000 of reduced general and administrative costs in 2009 as a result of the sale of our Selmon’s concept effective December 31, 2008 and (v) $5,700,000 of decreased legal, government relations, accounting and advertising costs.  This decrease was partially offset by $27,700,000 of incremental bonus and severance expenses and $9,500,000 of incremental deferred compensation and stock option expenses in 2009 as compared to 2008 and a $6,662,000 gain from the sale of land in Las Vegas, Nevada that occurred in 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Loss on contingent debt guarantee

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24,500,000 loss associated with this guarantee in the year ended December 31, 2009.

Goodwill impairment

We did not record a goodwill impairment charge during the year ended December 31, 2010.  We recorded an aggregate goodwill impairment charge of $11,078,000 for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the second quarter of 2009 in connection with our annual impairment test. During 2008, we recorded an aggregate goodwill impairment charge of $604,071,000 for the domestic and international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.

Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to their carrying values.  These goodwill impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry (see “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Provision for impaired assets and restaurant closings

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
Provision for impaired assets
and restaurant closings	$6,875	$138,212	$(131,337)	$138,212	$112,430	$25,782
During 2010, we recorded a provision for impaired assets and restaurant closings of $6,875,000.  During 2009, we recorded a provision for impaired assets and restaurant closings of $138,212,000 which primarily included $45,962,000 of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter of 2009 sale, $51,494,000 of impairment charges and restaurant closing expense for certain of our other restaurants and $36,000,000 of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names.  During 2008, we recorded a provision for impaired assets and restaurant closings of $112,430,000 which included $42,958,000 of impairment charges for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names, $3,462,000 of impairment charges for the Blue Coral Seafood and Spirits trademark and $65,767,000 of impairment charges for certain of our restaurants.

We used the discounted cash flow method to determine the fair value of our intangible assets.  The trade name impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.  Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales on existing locations (see “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Allowance for notes receivable for affiliated entity

T-Bird, a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants, defaulted on a line of credit (that we had guaranteed) by failing to pay the outstanding balance of $33,283,000 due on the December 31, 2008 maturity date.  In anticipation of receiving a notice of default subsequent to the end of the year, we recorded a $33,150,000 allowance for notes receivable held by T-Bird in 2008.

Income from operations of unconsolidated affiliates

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
Income from operations of
unconsolidated affiliates	$5,488	$2,196	$3,292	$2,196	$2,343	$(147)

Income from operations of unconsolidated affiliates primarily represents our portion of net income from restaurants operated as development joint ventures.  It increased in 2010 as compared to 2009 primarily as a result of a 26% increase in restaurant sales for our Brazilian Joint Venture.

Gain on extinguishment of debt

During the first quarter of 2009, we purchased $240,145,000 in aggregate principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of debt of $158,061,000 in 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes.  We paid $11,711,000 for the senior notes purchased and $2,729,000 of accrued interest.  We recorded a gain from the extinguishment of debt of $48,409,000 in 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

Other income (expense), net

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
Other income (expense), net	$2,993	$(198)	$3,191	$(198)	$(11,122)	$10,924

Other income (expense), net represents foreign currency transaction gains (losses) resulting from fluctuations in foreign currency exchange rates on certain international intercompany loans.  The income in 2010 was primarily due to an 11.6% decrease in the Japanese Yen.  We did not experience significant foreign currency exchange rate fluctuations in 2009.  The expense in 2008 was primarily due to a 35.2% increase in the Korean Won partially offset by a 19.6% decrease in the Japanese Yen.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Interest expense, net

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
Interest expense, net	$69,870	$93,006	$(23,136)	$93,006	$154,428	$(61,422)

The decrease in net interest expense in 2010 as compared to 2009 was primarily due to a net $14,132,000 decrease in interest expense mainly due to mark to market adjustments on our interest rate collar that matured effective September 30, 2010 and a reduction of approximately $5,200,000 of interest expense as a result of the $240,145,000 decrease in principal outstanding on senior notes from our completion of a cash tender offer during March of 2009.

The decrease in 2009 as compared to 2008 resulted from (i) a $301,925,000 decrease in outstanding senior notes as a result of our cash tender offer during the first quarter of 2009 and our open market purchases during the fourth quarter of 2008, (ii) an overall decline in the variable interest rates on our senior secured term loan facility and other variable-rate debt in 2009 as compared with 2008 and (iii) a net $4,642,000 decrease of interest expense on our interest rate collar.

Provision (benefit) for income taxes

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
	2010	2009	Change	2009	2008	Change
Effective income tax rate	41.9%	(3.9)%	45.8%	(3.9)%	12.4%	(16.3)%

The net increase in the effective income tax rate in 2010 as compared to the previous year was primarily due to the effect of the change in the valuation allowance against deferred tax assets.  The net decrease in the effective income tax rate in 2009 as compared to the previous year was primarily due to the increase in deferred tax asset valuation allowances in 2009. This decrease was partially offset by a $592,993,000 decrease in Goodwill impairment in 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to Kangaroo Holdings, Inc.’s acquisition of OSI Restaurant Partners, Inc’s stock.

The effective income tax rate for the year ended December 31, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets and income taxes in states that only have limited deductions in computing the state current tax provision.  The effective income tax rate for the year ended December 31, 2009 was significantly lower than the combined federal and state statutory rate of 38.9% due to an increase in deferred income tax asset valuation allowances, which was partially offset by the benefit of the tax credit for excess FICA tax on employee-reported tips being such a large percentage of pretax loss.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Net income (loss) attributable to noncontrolling interests

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in thousands):	2010	2009	Change	2009	2008	Change
Net income (loss) attributable
to noncontrolling interests	$6,208	$(380)	$6,588	$(380)	$(3,041)	$2,661

The allocation of net income (loss) attributable to noncontrolling interests represents the portion of income or loss from operations included in the consolidated operating results attributable to the noncontrolling ownership interests in certain restaurants that are not wholly-owned. The increase in 2010 as compared to 2009 was primarily due to improved operating results at Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s, and the increase in 2009 as compared to 2008 was primarily due to improved operating results at Carrabba’s Italian Grill, Bonefish Grill and Roy’s.

Financial Condition

Other current assets, net declined to $73,957,000 at December 31, 2010 as compared with $95,494,000 at December 31, 2009, primarily due to a $19,000,000 decrease in insurance receivable as a result of a settlement payment for a class action lawsuit (also decreased Accrued and other current liabilities below).

Working capital (deficit) totaled ($187,087,000) and ($228,219,000) at December 31, 2010 and 2009, respectively, and included Unearned revenue from unredeemed gift cards of $269,058,000 and $237,580,000 at December 31, 2010 and 2009, respectively.  Unearned revenue is a liability that does not require cash settlement.

Current liabilities declined to $651,961,000 at December 31, 2010 as compared with $712,731,000 at December 31, 2009 with the decrease primarily due to a reduction in the Current portion of long-term debt of $39,049,000, a decrease in Accounts payable of $30,228,000 and a decrease in Accrued and other current liabilities of $21,861,000.  See “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on our debt.  The decrease in Accounts payable was due to an acceleration of certain payments prior to the end of 2010. The decrease in Accrued and other current liabilities was partially due to a $19,000,000 reduction in accrued insurance as a result of a settlement payment for a class action lawsuit and to an $18,458,000 decline in our interest rate collar liability as a result of the maturity of the interest rate collar on September 30, 2010.  The decrease in Current liabilities was partially offset by a $31,478,000 increase in Unearned revenue from an increase in the sale of gift cards.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

CURRENT ECONOMIC ENVIRONMENT AND POTENTIAL IMPACTS OF MARKET CONDITIONS

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

The challenging economic conditions since 2008 have created a difficult environment for us and for the restaurant industry, and these conditions have limited and may continue to limit our liquidity.  During 2009 and 2008, we experienced declining revenues, comparable-store sales and operating cash flows and incurred operating losses each year.  However, during 2010, we experienced a strengthening of trends in consumer traffic, increases in comparable-store sales and operating cash flows and generated operating income.  Notwithstanding these 2010 improvements, the industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

In 2010, we continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.  Based on our knowledge of economic and industry trends and our historical restaurant sales combined with the results of our cost savings initiatives, we believe that the implemented initiatives noted above will allow us to appropriately manage our liquidity and meet our debt service requirements.  However, if the 2010 improvements do not continue or if industry conditions deteriorate our liquidity and financial position could be adversely impacted.

As of December 31, 2010, we had approximately $79,728,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $70,272,000) and $21,928,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  At December 31, 2010, we were in compliance with our covenants (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  However, our ability to continue to meet these requirements and obligations will depend, among other things, on our ability to achieve anticipated levels of revenue and cash flow and our ability to successfully manage costs and working capital.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $60,476,000, $57,528,000 and $123,889,000 for the years ended December 31, 2010, 2009 and 2008, respectively.   We estimate that our capital expenditures will total approximately $125,000,000 to $150,000,000 in 2011.

The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2011.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Net cash provided by operating activities	$225,534	$143,121	$213,731
Net cash used in investing activities	(61,521)	(43,368)	(63,099)
Net cash used in financing activities	(151,560)	(83,013)	(50,266)
Effect of exchange rate changes on cash and cash equivalents	(1,504)	952	-
Net increase in cash and cash equivalents	$10,949	$17,692	$100,366

Operating activities

Net cash provided by operating activities increased in 2010 as compared to 2009 primarily as a result of the following: (i) an increase in cash generated from restaurant operations due to comparable-store sales increases and certain food, labor and other cost savings initiatives of approximately $67,000,000, (ii) a delay in Accounts payable and other related payments at December 31, 2008, (iii) a decrease in cash paid for interest, which was $80,783,000 for the year ended December 31, 2010 compared to $91,938,000 for the year ended December 31, 2009 and (iv) a decrease in cash paid for income taxes, which was $9,523,000 for the year ended December 31, 2010 compared to $20,739,000 for the year ended December 31, 2009.  The increase was partially offset by (i) a significant decline in inventory during the year ended December 31, 2009 as a result of utilization of inventory on hand, (ii) a significant increase in bonuses paid during 2010 as compared to 2009 and (iii) an acceleration of certain Accounts payable and other related payments prior to the end of 2010.  The decrease in 2009 as compared to 2008 was primarily attributable to the following: (i) cash paid for income taxes of $20,739,000 during 2009 as opposed to cash tax refunds received in 2008 of $14,600,000, (ii) a decline in Accounts payable due to a reduction in purchasing volume, price savings realized from certain costs savings initiatives and a delay in Accounts payable payments at December 31, 2008 and (iii) a decline in accrued advertising due to the acceleration of payment processing.  The decrease is offset by $126,200,000 in food, labor and other operational efficiencies and a decrease in cash paid for interest, which was $91,938,000 for the year ended December 31, 2009 compared to $130,025,000 for the year ended December 31, 2008.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS (continued)

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 was $61,521,000 compared to $43,368,000 and $63,099,000 for the years ended December 31, 2009 and 2008, respectively.  Net cash used in investing activities during the year ended December 31, 2010 consisted primarily of capital expenditures of $60,476,000 and deconsolidated PRG cash of $4,398,000.  This was partially offset by the $4,006,000 net difference between the proceeds from the sale and purchases of Company-owned life insurance.  Net cash used in investing activities for the year ended December 31, 2009 was primarily attributable to capital expenditures of $57,528,000 and was partially offset by the $10,315,000 net difference between the proceeds from the sale and the purchases of Company-owned life insurance.  Net cash used in investing activities for the year ended December 31, 2008 was primarily attributable to capital expenditures of $123,889,000 and was partially offset by (i) $10,501,000 in proceeds from the sale of property, fixtures and equipment, of which $9,800,000 related to the sale of a parcel of land in Las Vegas, Nevada and (ii) the $30,937,000 net difference between restricted cash received and restricted cash used, which was primarily related to the conversion of restricted cash designated for capital expenditures to cash.

Financing activities

Net cash used in financing activities for the year ended December 31, 2010 was $151,560,000 compared to $83,013,000 and $50,266,000 for the years ended December 31, 2009 and 2008, respectively.  Net cash used in financing activities during the year ended December 31, 2010 was primarily attributable to the following: (i) repayments of borrowings on revolving credit facilities and long-term debt of $196,781,000, (ii) the net difference between repayment and receipt of partner deposit and accrued buyout contributions of $18,022,000 and (iii) distributions to noncontrolling interests of $11,596,000.  This was partially offset by proceeds from borrowings on revolving credit facilities of $61,000,000 and a $15,000,000 contribution from OSI HoldCo, our direct owner.  The proceeds from this contribution were used for general corporate purposes.  Net cash used in financing activities for the year ended December 31, 2009 was primarily attributable to: (i) $75,967,000 of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33,283,000 of cash paid for the purchase of the note related to our guaranteed debt for T-Bird and (iii) repayments of borrowings on revolving credit facilities and long-term debt of $33,239,000.  Net cash used in financing activities in 2009 was partially offset by a $47,000,000 contribution from OSI HoldCo to partially fund our extinguishment of a portion of our senior notes and $23,700,000 of proceeds from borrowings on revolving credit facilities.  Net cash used by financing activities during the year ended December 31, 2008 was primarily attributable to $85,402,000 of repayments of long-term debt and $11,711,000 of cash paid for the extinguishment of a portion of our senior notes and was partially offset by $62,000,000 of proceeds from the issuance of revolving lines of credit.

If demand for our products and services were to decrease as a result of increased competition, changing consumer tastes, changes in local, regional, national and international economic conditions or changes in the level of consumer acceptance of our restaurant brands, our restaurant sales could decline significantly. The following table sets forth approximate amounts by which cash provided by restaurant operating activities may decline in the event of a decline in restaurant sales of 5%, 10% and 15% compared with total revenues for the year ended December 31, 2010 (in thousands):

	5%	10%	15%
Decrease in restaurant sales	$(179,734)	$(359,468)	$(539,202)
Decrease in cash provided by restaurant operating activities	(37,277)	(74,554)	(111,831)

Cash provided by restaurant operating activities decreases approximately $0.21 for every $1.00 decrease in restaurant sales.  The table above is based on distributable cash flow assumptions, as adjusted for the associated income tax benefits of decreased income at the statutory rate.  Estimates are limited to the effects of declines in consumer traffic and do not consider other measures we could implement if such decreases in restaurant sales occurred or other factors such as inflation, changes in menu prices or costs or any non-restaurant specific activities.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS

On June 14, 2007, in connection the Merger, we entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at December 31, 2010 and 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 0.50% and from 0.26% to 0.46% at December 31, 2010 and 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at December 31, 2010 and 2009).

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

•
100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions, including the amendment to our credit agreement executed on January 28, 2010; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, we are required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2011, we are required to repay $78,072,000 of our pre-funded revolving credit facility outstanding loan balance and fund $60,523,000 of our capital expenditure account using our “annual true cash flow.”  In April 2010, we repaid $5,928,000 of our pre-funded revolving credit facility outstanding loan balance.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,035,000,000 and $1,171,900,000 at December 31, 2010 and 2009, respectively. We made the remainder of our $75,000,000 prepayment required by the credit agreement for 2010, as described above, during the fourth quarter of 2010.  We made the remainder of our $75,000,000 prepayment for 2009 during April 2010. We classified $13,100,000 and $75,000,000 of our term loans as current at December 31, 2010 and 2009, respectively, due to our prepayment and quarterly payment requirements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At December 31, 2010, there were no loans outstanding under the revolving credit facility.  The outstanding balance was $50,000,000 at December 31, 2009.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at December 31, 2010 and 2009, $70,272,000 and $71,632,000, respectively, of the credit facility was not available for borrowing as: (i) $36,540,000 and $37,540,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, in the development of Roy's restaurants, (iii) $6,000,000 of the credit facility was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $3,232,000 and $3,592,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75,000,000 maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.  As of the filing date of this report, we have total outstanding letters of credit of $68,872,000, which is $6,128,000 below the maximum permitted to be issued under our working capital revolving credit facility.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of December 31, 2010 and 2009, we had borrowed $78,072,000 and $23,000,000, respectively, from our pre-funded revolving credit facility.  We recorded $78,072,000 in “Current portion of long-term debt” in our Consolidated Balance Sheet at December 31, 2010 and $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in our Consolidated Balance Sheet at December 31, 2009, as we are required to repay any outstanding loans in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The credit agreement governing our senior secured credit facilities, as amended on January 28, 2010, also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2010 and 2009, we were in compliance with our debt covenants.

Our capital expenditures are limited by the credit agreement.  Our annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  Our annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flow” is insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, our capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.  In 2010, our capital expenditures were limited to $100,000,000 as a result of the conditions described above.  In 2011, we are not subject to this limitation.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at December 31, 2010 and 2009 was $248,075,000.

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

In accordance with the terms of the senior notes and the senior secured credit facility, our restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, we are permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  As of January 1, 2009, all of our consolidated subsidiaries were restricted subsidiaries.  In April 2009, one of our restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.  Additionally, our consolidated financial statements contain the results of operations of certain subsidiaries in which we do not have an equity ownership.  These subsidiaries are not considered restricted or unrestricted subsidiaries.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

We also may redeem all or part of the senior notes at any time prior to June 15, 2011 at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus the applicable premium as of the date of redemption and accrued and unpaid interest and additional interest, if any, to the date of redemption.

Upon a change in control as defined in the indenture, we would be required to make an offer to purchase all of the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.  If we were required to make this offer, we may not have sufficient financial resources to purchase all of the senior notes tendered and may be limited by our senior secured facilities from doing so.  See Item 1A. “Risk Factors” in Part I of this Form 10-K for additional information.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Between November 18, 2008 and November 21, 2008, we purchased on the open market and extinguished $61,780,000 in aggregate principal amount of our senior notes.  We paid $11,711,000 for the senior notes purchased and $2,729,000 of accrued interest.  We recorded a gain from the extinguishment of debt of $48,409,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the year ended December 31, 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

During the first quarter of 2009, we purchased $240,145,000 in aggregate principal amount of our senior notes in a cash tender offer.  We paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  We recorded a gain from the extinguishment of debt of $158,061,000 in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the year ended December 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.

We funded the tender offer with cash on hand and proceeds from a contribution (the “2009 Contribution”) of $47,000,000 from our direct owner, OSI HoldCo.  The 2009 Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 336 restaurant properties that are leased to us.

In June 2009, we renewed a one-year line of credit with a maximum borrowing amount of 10,000,000,000 Korean won, or $8,565,000 at December 31, 2009, to finance development of our restaurants in South Korea.  The line bore interest at 2.75% over the Korean Stock Exchange three-month certificate of deposit rate (5.54% at December 31, 2009).  There were no draws outstanding on this line of credit as of December 31, 2009. The line matured June 14, 2010 and was not renewed.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

In June 2009, we renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won, or $4,282,000 at December 31, 2009.  The line bore interest at 2.51% over the Korean Stock Exchange three-month certificate of deposit rate (5.30% at December 31, 2009).  There were no draws outstanding on this line of credit as of December 31, 2009.  The line matured June 14, 2010 and was not renewed.

As of December 31, 2010 and 2009, we had approximately $7,628,000 and $5,752,000, respectively, of notes payable at interest rates ranging from 1.07% to 7.00% and from 1.21% to 8.25%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due.  At December 31, 2010 and 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2010 and 2009, $24,500,000 of our $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

Pursuant to our joint venture agreement for the development of Roy’s restaurants, RY-8, our joint venture partner, has the right to require us to purchase up to 50% of its interest in the joint venture at any time after June 17, 2009.  Our purchase price would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

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

We are highly leveraged and exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1,000,000,000 as a method to limit the variability of our senior secured credit facilities.   The collar consisted of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates corresponded to the scheduled amortization payments of our term loan.  Our interest rate collar matured on September 30, 2010, and we are not currently party to another derivative financial instrument to manage interest rate risk on our variable-rate debt. We expensed $19,894,000, $21,395,000 and $1,282,000 of interest for the years ended December 31, 2010, 2009 and 2008, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $18,458,000 in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheet as of December 31, 2009 and included $18,458,000 and $5,827,000 of net interest income and $18,928,000 of net interest expense for the years ended December 31, 2010, 2009 and 2008, respectively, in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.

The valuation of our interest rate collar was based on a discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflected the contractual terms of the collar, including the period to maturity, and used observable market-based inputs, including interest rate curves.  Interest rate curves were used to determine forward LIBOR rates on each quarter’s interest rate reset date.  Since the interest rate collar matured on September 30, 2010, its final interest rate reset date was June 28, 2010.

Although we determined that the majority of the inputs used to value our interest rate collar fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative instrument utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate collar derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of this derivative.  As a result, we determined that our interest rate collar derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

We invested $11,234,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at December 31, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS (continued)

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during 2010.  Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

In 2009, fair value measurements for long-lived assets held and used, goodwill and indefinite-lived intangible assets fell within level 3 of the fair value hierarchy and approximated 28.5% of our total assets.

We recorded $85,154,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the year ended December 31, 2009.  Due to the third quarter of 2009 sale of our Cheeseburger in Paradise concept, we recorded a $45,962,000 impairment charge (included in the total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  We used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  We used a discounted cash flow model to estimate the fair value of the remaining impaired long-lived assets held and used.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

We recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the year ended December 31, 2009 as a result of our annual impairment test.  We test both our goodwill and our indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, we determined that the majority of the inputs used to value our goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents the range of assumptions we used to derive our fair value estimates among our reporting units, which vary between goodwill and trade names, during the annual impairment test conducted in the second quarter of 2009:

ASSUMPTIONS
	GOODWILL	TRADE NAMES
Weighted-average cost of capital	12.5% - 15.0%	13.0% - 14.0%
Long-term growth rates	3.0%	3.0%
Annual revenue growth rates	(6.9)% - 12.0%	(3.9)% - 5.0%

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Historically, managing and chef partners purchased non-transferable ownership interests in a Management Partnership that provided management and supervisory services to his or her restaurant and received distributions based on a percentage of his or her restaurant’s monthly cash flows.  Further, managing and chef partners were eligible to participate in the PEP, a deferred compensation program, upon completion of their five-year employment terms.  We are in the process of developing modifications to our managing and chef partner compensation structure.  As of December 31, 2010, we estimate the PEP funding requirements for completed contracts will range from $15,000,000 to $20,000,000 in each of the next two years.  Actual funding of the current PEP obligation and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract and at the beginning of an employment agreement were converted into the right to receive cash in the form of a “Supplemental PEP” contribution and a “Supplemental Cash” payment, respectively.  Additionally, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the pre-merger stock plan in the same manner as managing partners or convert some or all of it into KHI restricted stock.  Grants of restricted stock under the pre-merger stock plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of December 31, 2010, our total liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $101,424,000, of which $13,956,000 and $87,468,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  As of December 31, 2009, our total liability with respect to obligations primarily under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $94,564,000, of which $15,082,000 and $79,482,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation was approximately $6,604,000 as of December 31, 2010, of which $6,477,000 and $127,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.  The amount accrued for the Partner Shares obligation was approximately $5,679,000 as of December 31, 2009 and was included in the line item “Other long-term liabilities” in our Consolidated Balance Sheet.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

As of December 31, 2010 and 2009, we had approximately $57,978,000 and $59,521,000, respectively, in various corporate owned life insurance policies and another $1,026,000 and $1,109,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of December 31, 2010 and 2009, there were $49,024,000 and $39,613,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

Area Operating Partners

Area operating partners are required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and may range from 3.0% to 12.0%.  This percentage is determined after the first five full calendar quarters from the date of the associated restaurant’s opening and is adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buy-out percentage is the area operating partner’s average distribution percentage for the 24 months immediately preceding the buy-out.  Buyouts are paid in cash within 90 days or paid over a two-year period.

Highly-Compensated Employees

We provide a deferred compensation plan for our highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust.  The deferred compensation plan allows these employees to contribute up to 90% of their income on a pre-tax basis to an investment account consisting of various investment fund options.  We do not currently intend to provide any matching or profit-sharing contributions, and participants are fully vested in their deferrals and their related returns.  Participants are considered unsecured general creditors in the event of our bankruptcy or insolvency.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2010 are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt (including current portion) (1)	$1,372,327	$95,284	$153,609	$1,120,881	$2,553
Interest (2)	210,025	56,679	105,924	47,422	-
Operating leases (3)	1,419,517	178,583	340,888	278,758	621,288
Purchase obligations (4)	279,887	210,079	41,600	28,208	-
Partner deposit and accrued buyout liability (5)	123,907	14,001	30,988	52,630	26,288
Other long-term liabilities (6)	148,539	-	45,966	49,820	52,753
Other current liabilities (7)	64,266	64,266	-	-	-
Total contractual obligations	$3,618,468	$618,892	$718,975	$1,577,719	$702,882

DEBT GUARANTEES
Maximum availability of debt guarantees	$25,975	$-	$-	$24,500	$1,475
Amount outstanding under debt guarantees	25,975	-	-	24,500	1,475
Carrying amount of liabilities	24,500	-	-	24,500	-
_________
(1)
Timing of long-term debt payments assume that our rent-adjusted leverage ratio is greater than or equal to 5.25 to 1.00. Long-term debt excludes our potential obligations under debt guarantees (shown separately above).

(2)
Includes interest on our senior notes with an outstanding balance of $248,075,000 and interest estimated on our senior secured term loan facility and senior secured pre-funded revolving credit facility with outstanding balances of $1,035,000,000 and $78,072,000, respectively, at December 31, 2010. Projected future interest payments for the variable-rate senior secured credit facilities are based on interest rates in effect at December 31, 2010.  Interest obligations also include letter of credit and commitment fees for the used and unused portions of the senior secured working capital revolving credit facility, commitment fees for the used and unused portions of the pre-funded revolving credit facility and interest related to capital lease obligations. Interest on notes payable issued for the return of capital to managing and area operating partners and the buyouts of area operating partner interests has been excluded from the table.  In addition, interest expense associated with deferred financing fees was excluded from the table as the expense is non-cash in nature.

(3)	Total minimum lease payments have not been reduced by minimum sublease rentals of $8,806,000 due in future periods under non-cancelable subleases.
(4)
We have minimum purchase commitments with various vendors through June 2015. Outstanding minimum purchase commitments consist primarily of beef, cheese, potatoes and other food and beverage products, as well as, commitments for advertising, marketing, sports sponsorships, printing and technology.

(5)
Timing of partner deposit and accrued buyout liability payments are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and changes to buyout values of employee partners.

(6)
Other long-term liabilities include but are not limited to: long-term insurance accruals, long-term incentive plan compensation for certain officers, long-term portion of amounts owed to managing and chef partners and certain members of management for various compensation programs, long-term portion of operating leases for closed restaurants, long-term severance expenses and long-term split dollar arrangements on life insurance policies.  The long-term portion of the liability for unrecognized tax benefits and the related accrued interest and penalties were $1,327,000 and $1,146,000, respectively, at December 31, 2010. These amounts were excluded from the table since it is not possible to estimate when these future payments will occur.  In addition, net unfavorable leases and other miscellaneous items of approximately $67,153,000 at December 31, 2010 were excluded from the table as payments are not associated with these liabilities.

(7)
Other current liabilities include the current portion of the liability for unrecognized tax benefits and the accrued interest and penalties related to uncertain tax positions, the current portion of insurance accruals, the current portion of operating leases for closed restaurants, the current portion of severance expenses and the current portion of amounts owed to managing and chef partners and certain members of management for various compensation programs.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these accompanying consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.  We consider an accounting policy to be critical if it requires assumptions to be made that were uncertain at the time they were made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.  Our significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. We expense repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes cancelable renewal periods where failure to exercise such options would result in an economic penalty. Depreciation is computed on the straight-line method over the following estimated useful lives:

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in our Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.  Exit-related lease obligations of $7,604,000 and $6,635,000 are recorded in “Accrued and other current liabilities” and $2,582,000 and $3,228,000 are recorded in “Other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Impairment or Disposal of Long-Lived Assets

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

If the aforementioned factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform a two-step impairment analysis. Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows; and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.  During the years ended December 31, 2010, 2009 and 2008, we recorded property, fixtures and equipment impairment charges and restaurant closing expense of $6,469,000, $90,301,000 (of which $39,169,000 relates to the property, fixtures and equipment impairment charges for Cheeseburger in Paradise) and $65,767,000, respectively.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Impairment or Disposal of Long-Lived Assets (continued)

Our judgments and estimates related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance and expected use. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.  We use the straight-line method to amortize definite-lived intangible assets.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, we separately evaluate whether the assets also meet the requirements to be reported as discontinued operations.  If we no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, we would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.  We did not have any assets classified as held for sale as of December 31, 2010 and 2009.

Generally, restaurant closure costs are expensed as incurred.  When it is probable that we will cease using the property rights under a non-cancellable operating lease, we record a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property.  The associated expense is recorded in “Provision for impaired assets and restaurant closings.”  Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

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

Impairment indicators that may necessitate goodwill impairment testing in between our annual impairment tests include the following:

•	A significant adverse change in legal factors or in the business climate;
•	An adverse action or assessment by a regulator;
•	Unanticipated competition;
•	A loss of key personnel;
•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and
•	The testing for recoverability of a significant asset group within a reporting unit.

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

We performed our annual impairment test in the second quarter of 2010 and determined that none of our reporting units are at risk for material goodwill impairment.  We did not record any goodwill or indefinite-lived intangible asset impairment charges during the year ended December 31, 2010.  As a result of our annual impairment test in the second quarter of 2009, we recorded goodwill and indefinite-lived intangible asset impairment charges of $11,078,000 and $36,000,000, respectively.  As a result of our annual impairment test in the second quarter of 2008 and our additional impairment test in the fourth quarter of 2008, we recorded goodwill and indefinite-lived intangible asset impairment charges of $604,071,000 and $42,958,000, respectively, during the year ended December 31, 2008.

At December 31, 2010, remaining goodwill by reporting unit is as follows (in thousands):

DECEMBER 31, 2010
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in an impairment charge of a portion or all of our goodwill or other intangible assets.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2010	2011
Workers' Compensation	$1,500,000	$1,500,000
General Liability (1)	1,500,000	1,500,000
Health (2)	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	2,500,000 / 500,000
Employment Practices Liability	2,000,000	2,000,000
Directors' and Officers' Liability	250,000	250,000
Fiduciary Liability	25,000	25,000
____________
(1)
In 2010, for claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.  In 2011, any claims arising from liquor liability will have only the general liability deductible.

(2)
We are self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. In 2010 and 2011, we retained the first $375,000 and $400,000, respectively, of payable losses under the plan as an additional deductible. The insurer's liability is limited to $2,000,000 per individual per year.

(3)
Effective January 1, 2008, we have a $2,500,000 deductible per occurrence for all locations other than those included in the PRP sale-leaseback transaction in which we sold substantially all of our domestic wholly-owned restaurant properties to our sister company, PRP, and then leased them back under a 15-year master lease (“PRP Sale-Leaseback Transaction”). In accordance with the terms of the master lease agreement, we are responsible for paying PRP’s $500,000 deductible for those properties included in the PRP Sale-Leaseback Transaction.  Property limits are $60,000,000 each occurrence, and there is no quota share of any loss above either deductible level.

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

Revenue Recognition

We record food and beverage revenues upon sale. Initial and developmental franchise fees are recognized as income once we have substantially performed all of our material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in the line “Other revenues” in the Consolidated Statements of Operations.

We defer revenue for gift cards, which do not have expiration dates, until redemption by the customer. We also recognize gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which we determined are those gift cards issued on or before three years prior to the balance sheet date.  We recorded breakage revenue of $11,048,000, $9,310,000 and $11,293,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Revenue Recognition (continued)

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as “Other restaurant operating” expenses upon redemption of the associated gift card.  Deferred expenses are $8,111,000 and $7,070,000 as of December 31, 2010 and 2009, respectively, and are reflected in “Other current assets” in our Consolidated Balance Sheets.  Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

We collect and remit sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and report such amounts under the net method in our Consolidated Statements of Operations.  Accordingly, these taxes are not included in gross revenue.

Employee Partner Distributions and Buyouts

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s Company-owned domestic restaurant, as well as area operating partners, generally receive distributions from a Management Partnership that provides management and supervisory services to his or her restaurant based on a percentage of their associated restaurants’ monthly cash flows.  The expense associated with the monthly distributions for managing and chef partners is included in “Labor and other related” expenses, and the expense associated with the monthly distributions or payments for area operating partners is included in “General and administrative” expenses in the Consolidated Statements of Operations.

Managing and chef partners that are eligible to participate in a deferred compensation program upon completion of their five-year employment term receive an unfunded, unsecured promise of a cash contribution.  An area operating partner’s interest in the Management Partnership may be purchased, at our option, after the restaurant has been open for a five-year period based on the terms specified in the agreement.  We estimate future purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and record the partner obligations in the line item “Partner deposit and accrued buyout liability” in our Consolidated Balance Sheets.  In the period we purchase the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.  Deferred compensation expenses for managing and chef partners are included in “Labor and other related” expenses and buyout expenses for area operating partners are included in “General and administrative” expenses in the Consolidated Statements of Operations.

Stock-Based Compensation

The Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) permits the grant of stock options and restricted stock of KHI to our management and other key employees.  We account for our stock-based employee compensation using a fair value based method of accounting.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

Stock-Based Compensation (continued)

Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service.  The KHI Equity Plan contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by us other than for cause or by the employee for good reason, KHI may repurchase exercised stock under this call option at fair market value.  If an employee’s termination of employment is by us for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value.  Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option.  As a result of the transfer restrictions and call option, we do not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control.  There have not been any exercises of stock options by any employee to date, and all stock options of terminated employees with a call provision have been forfeited.

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

We recorded compensation expense of $1,119,000 for the year ended December 31, 2010 for vested stock options.  As of December 31, 2010, there is $3,887,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

Compensation expense related to restricted stock awards for the year ended December 31, 2010 is $2,027,000 and unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards is approximately $2,482,000 at December 31, 2010 and will be recognized over a weighted-average period of 1.5 years.

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. We recorded a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance. Judgments made regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If the  assumptions and estimates change in the future, the valuation allowance established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

The noncontrolling interest in domestic affiliated entities includes no provision or liability for income taxes, as any tax liability related thereto is the responsibility of the holder of the noncontrolling interest.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

On January 1, 2010, we adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of this guidance, we no longer consolidate PRG and T-Bird in our consolidated financial statements at and for the year ended December 31, 2010.  Combined revenues and net loss included in our Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 was $75,767,000 and $56,476,000, respectively, and combined assets and liabilities, excluding certain intercompany items, included in our Consolidated Balance Sheet at December 31, 2009 were $9,445,000 and $41,631,000, respectively.  The adoption of this guidance resulted in a $6,078,000 and a $386,000 reduction to the January 1, 2010 balances of Accumulated deficit and Noncontrolling interests, respectively.

In October 2009, the Financial Accounting Standards Board (the “FASB”) provided accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting.  Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  This guidance is effective January 1, 2011, and we do not expect the adoption of this guidance to materially affect our consolidated financial statements.

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

In December 2010, the FASB amended the disclosure requirements for supplementary pro forma information related to business combinations.  The provisions of this guidance require, if comparative financial statements are presented, the pro forma revenue and earnings be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The amendments also require enhanced disclosures including the description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, although early application is permitted. We will apply this guidance prospectively to any business combinations completed on or after January 1, 2011, and this guidance will impact the disclosures within our consolidated financial statements should we acquire any businesses on or after this date.

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

Interest Rate Risk

At December 31, 2010 and 2009, our total debt, excluding consolidated guaranteed debt, was approximately $1,372,327,000 and $1,503,652,000, respectively.  For fixed-rate debt, interest rate changes affect the fair value of debt.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  Our exposure to interest rate fluctuations includes our borrowings under our senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin.  We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, we used an interest rate collar as part of our interest rate risk management strategy to manage our exposure to interest rate movements.  Given the interest rate environment, we did not enter into another derivative financial instrument upon the maturity of our interest rate collar on September 30, 2010.  We do not enter into financial instruments for trading or speculative purposes.

At December 31, 2010 and 2009, we had $248,075,000 of fixed-rate debt outstanding through our senior notes and $1,113,072,000 and $1,244,900,000, respectively, of variable-rate debt outstanding on our senior secured credit facilities.  We also had $79,728,000 and $28,368,000, respectively, in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $70,272,000 and $71,632,000, respectively), and $21,928,000 and $77,000,000, respectively, in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.  Based on $1,113,072,000 of outstanding variable-rate debt at December 31, 2010, an increase of one percentage point on January 1, 2011, would cause an increase to cash interest expense of approximately $11,131,000 per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant:

	Principal
	Outstanding at	Additional Interest Expense
	December 31,	Q1	Q2	Q3	Q4
Variable-Rate Debt	2010	2011	2011	2011	2011
Senior secured term loan facility	$1,035,000,000	$2,587,500	$2,587,500	$2,587,500	$2,587,500
Senior secured pre-funded revolving credit facility	78,072,000	195,180	195,180	195,180	195,180
Total	$1,113,072,000	$2,782,680	$2,782,680	$2,782,680	$2,782,680

At December 31, 2010 and 2009, the interest rate on our term loan facility was 2.63% and 2.56%, respectively.  The interest rate on our pre-funded revolving credit facility was 2.56% at December 31, 2010 and 2009, and the interest rate on our working capital revolving credit facility was 2.56% at December 31, 2009.

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

OSI Restaurant Partners, LLC

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Foreign Currency Exchange Rate Risk

If foreign currency exchange rates depreciate in certain of the countries in which we operate, we may experience declines in our international operating results in 2011.  Our foreign currency exchange risk has not materially changed from 2009 to 2010.  We have foreign currency exchange transaction exposure for an intercompany loan with Japan that was entered into at the time of the Merger, as well as certain other international intercompany balances and royalty payments.  A 10% change in the foreign currency exchange rate on the intercompany loan with Japan can impact our pretax earnings by approximately $2,400,000. This estimate assumes all variables remain constant in future periods.  Our intercompany loan with South Korea was settled during 2010.  All other foreign currency exchange exposure is not material to the consolidated financial statements.  We currently do not use financial instruments to hedge foreign currency exchange rate changes.

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

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  From time to time we may enter into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate our exposure to unpredictable fuel prices.  We record mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.  The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our beef supply is highly dependent upon a limited number of vendors.  Domestically, in 2011, we expect to purchase approximately 80% of our beef raw materials from four beef suppliers who represent approximately 76% of the total beef marketplace in the United States.  If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

OSI Restaurant Partners, LLC

Item 8. Financial Statements and Supplementary Data

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS)

	DECEMBER 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$300,111	$289,162
Current portion of restricted cash	5,145	3,989
Inventories	58,974	57,223
Deferred income tax assets	26,687	38,644
Other current assets, net	73,957	95,494
Total current assets	464,874	484,512
Property, fixtures and equipment, net	815,998	888,738
Investments in and advances to unconsolidated affiliates, net	31,673	22,718
Goodwill	448,722	448,722
Intangible assets, net	578,066	592,293
Other assets, net	139,790	148,046
Total assets	2,479,123	2,585,029
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	76,919	107,147
Accrued and other current liabilities	196,699	218,560
Current portion of accrued buyout liability	14,001	15,111
Unearned revenue	269,058	237,580
Current portion of long-term debt	95,284	134,333
Total current liabilities	651,961	712,731
Partner deposit and accrued buyout liability	109,906	108,926
Deferred rent	84,695	69,801
Deferred income tax liability	190,779	198,081
Long-term debt	1,277,043	1,369,319
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	218,165	228,495
Total liabilities	2,557,049	2,711,853
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and
outstanding as of December 31, 2010 and 2009, respectively	-	-
Additional paid-in capital	735,760	713,969
Accumulated deficit	(815,252)	(842,966)
Accumulated other comprehensive loss	(11,757)	(16,799)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(91,249)	(145,796)
Noncontrolling interests	13,323	18,972
Total deficit	(77,926)	(126,824)
Total liabilities and deficit	$2,479,123	$2,585,029

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Revenues
Restaurant sales	$3,594,681	$3,573,761	$3,939,436
Other revenues	33,785	28,066	23,421
Total revenues	3,628,466	3,601,827	3,962,857
Costs and expenses
Cost of sales	1,151,951	1,184,301	1,389,392
Labor and other related	1,034,308	1,023,990	1,095,057
Other restaurant operating	939,352	926,343	1,012,724
Depreciation and amortization	135,396	162,731	185,786
General and administrative	251,273	250,097	263,204
Loss on contingent debt guarantee	-	24,500	-
Goodwill impairment	-	11,078	604,071
Provision for impaired assets and restaurant closings	6,875	138,212	112,430
Allowance for notes receivable for affiliated entity	-	-	33,150
Income from operations of unconsolidated affiliates	(5,488)	(2,196)	(2,343)
Total costs and expenses	3,513,667	3,719,056	4,693,471
Income (loss) from operations	114,799	(117,229)	(730,614)
Gain on extinguishment of debt	-	158,061	48,409
Other income (expense), net	2,993	(198)	(11,122)
Interest expense, net	(69,870)	(93,006)	(154,428)
Income (loss) before provision (benefit) for income taxes	47,922	(52,372)	(847,755)
Provision (benefit) for income taxes	20,078	2,034	(105,305)
Net income (loss)	27,844	(54,406)	(742,450)
Less: net income (loss) attributable to noncontrolling interests	6,208	(380)	(3,041)
Net income (loss) attributable to OSI Restaurant Partners, LLC	$21,636	$(54,026)	$(739,409)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDER’S/ STOCKHOLDERS’ (DEFICIT) EQUITY
(IN THOUSANDS, EXCEPT COMMON UNITS)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	(LOSS) INCOME	INTERESTS	TOTAL
Balance, December 31, 2007	100	$-	$641,647	$(40,055)	$(2,200)	$34,862	$634,254
Cumulative effect from adoption of split dollar life insurance guidance	-	-	-	(9,476)	-	-	(9,476)
Stock-based compensation	-	-	7,069	-	-	-	7,069
Transaction fees	-	-	2,327	-	-	-	2,327
Net loss	-	-	-	(739,409)	-	(3,041)	(742,450)
Foreign currency translation adjustment	-	-	-	-	(22,657)	-	(22,657)
Total comprehensive loss	-	-	-	-	-	-	(765,107)
Distributions to noncontrolling interests	-	-	-	-	-	(7,322)	(7,322)
Contributions from noncontrolling interests	-	-	-	-	-	2,208	2,208
Balance, December 31, 2008	100	-	651,043	(788,940)	(24,857)	26,707	(136,047)
Stock-based compensation	-	-	15,926	-	-	-	15,926
Contribution from OSI HoldCo, Inc.	-	-	47,000	-	-	-	47,000
Net loss	-	-	-	(54,026)	-	(380)	(54,406)
Foreign currency translation adjustment	-	-	-	-	8,058	(19)	8,039
Total comprehensive loss	-	-	-	-	-	-	(46,367)
Distributions to noncontrolling interests	-	-	-	-	-	(9,083)	(9,083)
Contributions from noncontrolling interests	-	-	-	-	-	1,747	1,747
Balance, December 31, 2009	100	-	713,969	(842,966)	(16,799)	18,972	(126,824)
Cumulative effect from adoption of variable interest entity guidance	-	-	-	6,078	-	(386)	5,692
Stock-based compensation	-	-	6,791	-	-	-	6,791
Contribution from OSI HoldCo, Inc.	-	-	15,000	-	-	-	15,000
Net income	-	-	-	21,636	-	6,208	27,844
Foreign currency translation adjustment	-	-	-	-	5,042	-	5,042
Total comprehensive income	-	-	-	-	-	-	32,886
Distributions to noncontrolling interests	-	-	-	-	-	(11,596)	(11,596)
Contributions from noncontrolling interests	-	-	-	-	-	125	125
Balance, December 31, 2010	100	$-	$735,760	$(815,252)	$(11,757)	$13,323	$(77,926)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Cash flows provided by operating activities:
Net income (loss)	$27,844	$(54,406)	$(742,450)
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation and amortization	135,396	162,731	185,786
Amortization of deferred financing fees	8,018	8,661	11,003
Amortization of capitalized gift card sales commissions	15,046	10,884	-
Goodwill impairment	-	11,078	604,071
Provision for impaired assets and restaurant closings	6,875	138,212	112,430
Transaction fees	-	-	2,327
Stock-based and other non-cash compensation expense	39,512	47,604	21,107
Income from operations of unconsolidated affiliates	(5,488)	(2,196)	(2,343)
Change in deferred income taxes	5,168	(4,836)	(102,741)
Loss on disposal of property, fixtures and equipment	4,264	5,312	7,055
Unrealized (gain) loss on derivative financial instruments	(18,267)	(6,998)	20,100
(Gain) loss on life insurance and restricted cash investments	(2,784)	(8,516)	14,894
Loss on contingent debt guarantee	-	24,500	-
Gain on extinguishment of debt	-	(158,061)	(48,409)
(Gain) loss on disposal of subsidiary	-	(2,491)	2,812
Provision for bad debt expense	768	1,870	33,150
Change in assets and liabilities:
(Increase) decrease in inventories	(2,599)	27,472	(3,724)
(Increase) decrease in other current assets	(12,883)	(12,695)	21,608
Decrease in other assets	10,709	8,459	21,180
Decrease in accrued interest payable	(192)	(1,873)	(688)
(Decrease) increase in accounts payable and accrued
and other current liabilities	(28,332)	(65,838)	11,463
Increase in deferred rent	16,695	18,941	29,698
Increase in unearned revenue	31,964	24,847	16,379
Decrease in other long-term liabilities	(6,180)	(29,540)	(977)
Net cash provided by operating activities	225,534	143,121	213,731
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(2,405)	(6,571)	(25,563)
Proceeds from sale of Company-owned life insurance	6,411	16,886	31,004
De-consolidation of subsidiary	(4,398)	-	-
Acquisition of business	-	(450)	-
Proceeds from disposal of a subsidiary	-	1,653	4,200
Proceeds from sale of non-restaurant operations	-	-	2,900
Proceeds from sale-leaseback transaction	-	-	8,100
Capital expenditures	(60,476)	(57,528)	(123,889)
Proceeds from the sale of property, fixtures and equipment	462	961	10,501
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	16,745	25,298	151,388
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(17,860)	(23,782)	(120,451)
Payments from unconsolidated affiliates	-	165	311
Investments in and advances to unconsolidated affiliates	-	-	(1,600)
Net cash used in investing activities	$(61,521)	$(43,368)	$(63,099)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Cash flows used in financing activities:
Repayments of long-term debt	$(140,853)	$(20,539)	$(85,402)
Proceeds from borrowings on revolving credit facilities	61,000	23,700	62,000
Repayments of borrowings on revolving credit facilities	(55,928)	(12,700)	-
Extinguishment of senior notes	-	(75,967)	(11,711)
Deferred financing fees	(1,286)	(155)	-
Purchase of note related to guaranteed debt	-	(33,283)	-
Contributions from OSI HoldCo, Inc.	15,000	47,000	-
Contributions from noncontrolling interests	125	1,747	2,208
Distributions to noncontrolling interests	(11,596)	(9,083)	(7,322)
Repayments of partner deposit and
accrued buyout contributions	(20,936)	(7,124)	(17,268)
Receipts of partner deposit and
other contributions	2,914	3,391	7,229
Net cash used in financing activities	(151,560)	(83,013)	(50,266)
Effect of exchange rate changes on cash and cash equivalents	(1,504)	952	-
Net increase in cash and cash equivalents	10,949	17,692	100,366
Cash and cash equivalents at the beginning of the period	289,162	271,470	171,104
Cash and cash equivalents at the end of the period	$300,111	$289,162	$271,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,783	$91,938	$130,025
Cash paid for income taxes, net of refunds	9,523	20,739	(14,600)

Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposit and accrued buyout
liability to notes payable	$5,685	$1,204	$5,237
Decrease in guaranteed debt and investments in
unconsolidated affiliate	-	(24,500)	(2,495)
Acquisitions of property, fixtures and equipment
through accounts payable or capital lease liabilities	2,506	5,021	7,061

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

The total purchase price for the Merger was approximately $3.1 billion, and it was financed by borrowings under senior secured credit facilities and proceeds from the issuance of senior notes (see Note 11), proceeds from a sale-leaseback transaction with a related party, Private Restaurant Properties, LLC (“PRP”), an investment made by Bain Capital and Catterton, rollover equity from the Founders and investments made by certain members of management.

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

On January 1, 2010, the Company adopted new accounting guidance related to the consolidation of variable interest entities which requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  These changes require an ongoing assessment and eliminate the quantitative approach previously required for determining whether an entity is the primary beneficiary.  As a result of adopting this guidance, the Company no longer consolidates the following entities in its consolidated financial statements (see Note 20): Paradise Restaurant Group, LLC (“PRG”), the entity to whom the Company sold its Cheeseburger in Paradise concept in September 2009, and T-Bird Nevada, LLC (“T-Bird”), a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants.  Combined revenues and net loss included in the Company’s Consolidated Statement of Operations for these two entities for the year ended December 31, 2009 were $75,767,000 and $56,476,000, respectively, and combined assets and liabilities, excluding certain intercompany items, included in the Company’s Consolidated Balance Sheet at December 31, 2009 were $9,445,000 and $41,631,000, respectively.  The adoption of this guidance resulted in reductions of $6,078,000 and $386,000 in the January 1, 2010 balances of Accumulated deficit and Noncontrolling interests, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and operations of OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc. and the Company’s affiliated partnerships and limited liability companies in which it is a general partner or managing member and owns a controlling financial interest. OSI Co-Issuer, Inc., a wholly-owned subsidiary of OSI Restaurant Partners, LLC, was formed to facilitate the Merger and does not conduct ongoing business operations.  The Company consolidates variable interest entities in which the Company is deemed to have a controlling financial interest as a result of the Company having (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements (see Note 20).

The Company is a franchisor of 157 restaurants as of December 31, 2010, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

The equity method of accounting is used for investments in affiliated companies in which the Company is not in control, the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity.  The Company’s share of earnings or losses of affiliated companies accounted for under the equity method is recorded in “Income from operations of unconsolidated affiliates” in its Consolidated Statements of Operations.  Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting (see Note 19).

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

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less.  Cash and cash equivalents include $31,500,000 and $31,844,000 as of December 31, 2010 and 2009, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

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

2.           Summary of Significant Accounting Policies (continued)

Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet, is required for those instruments for which it is practical to estimate that value.  Fair value is a market-based measurement.

The Company’s non-derivative financial instruments at December 31, 2010 and 2009 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at December 31, 2010 and 2009 (in thousands):

	DECEMBER 31,
	2010		2009
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,035,000	$985,838	$1,171,900	$950,704
Senior secured working capital revolving credit facility	-	-	50,000	40,563
Senior secured pre-funded revolving credit facility	78,072	74,364	23,000	18,659
Senior notes	248,075	257,998	248,075	218,926

Derivatives

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, the Company used an interest rate collar as part of its interest rate risk management strategy to manage its exposure to interest rate movements.  Given the interest rate environment, the Company did not enter into another derivative financial instrument upon the maturity of its interest rate collar on September 30, 2010.  Additionally, the Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company’s restaurants.   From time to time, the Company may enter into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.  The Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.  The Company does not enter into financial instruments for trading or speculative purposes.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2010 and 2009, inventories included advance purchases of approximately $10,699,000 and $7,723,000, respectively.

Consideration Received from Vendors

The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Vendor consideration is recorded as a reduction of Cost of sales or Other restaurant operating expenses when recognized in the Company’s Consolidated Statements of Operations. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants and are recorded as a reduction to General and administrative expenses when earned.

Restricted Cash

At December 31, 2010 and 2009, the current portion of restricted cash is restricted for the payment of property taxes, the settlement of obligations in a rabbi trust for the Partner Equity Plan (the “PEP”) and the settlement of other deferred compensation.  Long-term restricted cash at December 31, 2010 and 2009 is restricted for the settlement of other deferred compensation and is immaterial to the Consolidated Balance Sheets.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes cancelable renewal periods where failure to exercise such options would result in an economic penalty.  Depreciation is computed on the straight-line method over the following estimated useful lives:

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

Capitalized Software Costs

Capitalized software, which is a component of Property, fixtures and equipment, is recorded at cost less accumulated depreciation. Capitalized software is depreciated using the straight-line method over an estimated useful life of three years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.  Exit-related lease obligations of $7,604,000 and $6,635,000 are recorded in “Accrued and other current liabilities” and $2,582,000 and $3,228,000 are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

Pre-Opening Expenses

Non-capital expenditures associated with opening new restaurants are expensed as incurred.

Impairment or Disposal of Long-Lived Assets

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

If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, the Company performs a two-step impairment analysis. Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than its carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset’s estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows; and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense of $6,469,000, $90,301,000 and $65,767,000, respectively (see Note 7).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

Impairment or Disposal of Long-Lived Assets (continued)

The Company’s judgments and estimates related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance and expected use. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause it to realize a material impairment charge.  The Company uses the straight-line method to amortize definite-lived intangible assets.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, the Company separately evaluates whether the assets also meet the requirements to be reported as discontinued operations.  If the Company no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, it would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.  The Company did not have any assets classified as held for sale as of December 31, 2010 and 2009.

Generally, restaurant closure costs are expensed as incurred.  When it is probable that the Company will cease using the property rights under a non-cancellable operating lease, it records a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property.  The associated expense is recorded in “Provision for impaired assets and restaurant closings.”  Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

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

Impairment indicators that may necessitate goodwill impairment testing in between the Company’s annual impairment tests include the following:

•	A significant adverse change in legal factors or in the business climate;
•	An adverse action or assessment by a regulator;
•	Unanticipated competition;
•	A loss of key personnel;
•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and
•	The testing for recoverability of a significant asset group within a reporting unit.

Impairment indicators that may necessitate indefinite-lived intangible asset impairment testing in between the Company’s annual impairment tests are consistent with those of its long-lived assets.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

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

The Company performed its annual impairment test in the second quarter of 2010 and determined that none of its reporting units are at risk for material goodwill impairment.  The Company did not record any goodwill or indefinite-lived intangible asset impairment charges during the year ended December 31, 2010.  As a result of the Company’s annual impairment test in the second quarter of 2009, it recorded goodwill and indefinite-lived intangible asset impairment charges of $11,078,000 and $36,000,000, respectively.  As a result of the Company’s annual impairment test in the second quarter of 2008 and its additional impairment test in the fourth quarter of 2008, it recorded goodwill and indefinite-lived intangible asset impairment charges of $604,071,000 and $42,958,000, respectively, during the year ended December 31, 2008 (see Note 8).

Sales declines at the Company’s restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates, could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

Construction in Progress

The Company capitalizes all direct restaurant construction costs. Upon restaurant opening, these costs are depreciated and charged to expense based upon their classification within property, fixtures and equipment. The amount of interest capitalized in connection with restaurant construction was immaterial in all periods.

Deferred Financing Fees

The Company capitalizes deferred financing fees related to the issuance of debt obligations.  The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records food and beverage revenues upon sale. Initial and developmental franchise fees are recognized as income once the Company has substantially performed all of its material obligations under the franchise agreement, which is generally upon the opening of the franchised restaurant. Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as income when earned. Franchise-related revenues are included in the line “Other revenues” in the Consolidated Statements of Operations.

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. The Company also recognizes gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date.  The Company recorded breakage revenue of $11,048,000, $9,310,000 and $11,293,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as “Other restaurant operating” expenses upon redemption of the associated gift card.  Deferred expenses are $8,111,000 and $7,070,000 as of December 31, 2010 and 2009, respectively, and are reflected in “Other current assets” in the Company’s Consolidated Balance Sheets.  Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations.  Accordingly, these taxes are not included in gross revenue.

Advertising Costs

Advertising production costs are expensed in the period when the advertising first occurs.  All other advertising costs are expensed in the period in which the costs are incurred.  The total amounts charged to advertising expense were $146,141,000, $140,033,000 and $153,398,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Translation and Comprehensive Income (Loss)

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

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the U.S dollar and the currency in which a transaction is denominated increases or decreases the expected amount of cash flows in U.S. dollars upon settlement of the transaction.  This increase or decrease is a foreign currency transaction gain or loss that generally will be included in determining net income (loss) for the period in which the exchange rate changes.  Similarly, a transaction gain or loss, measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally will be included in determining net income (loss) for the period in which the transaction is settled.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company recorded a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance. Judgments made regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If the  assumptions and estimates change in the future, the valuation allowance established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

The noncontrolling interest in domestic affiliated entities includes no provision or liability for income taxes, as any tax liability related thereto is the responsibility of the holder of the noncontrolling interest.

Employee Partner Distributions and Buyouts

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s Company-owned domestic restaurant, as well as area operating partners, generally receive distributions from a partnership (the “Management Partnership”) that provides management and supervisory services to his or her restaurant based on a percentage of their associated restaurants’ monthly cash flows.  The expense associated with the monthly distributions for managing and chef partners is included in “Labor and other related” expenses, and the expense associated with the monthly distributions or payments for area operating partners is included in “General and administrative” expenses in the Consolidated Statements of Operations.

Managing and chef partners that are eligible to participate in a deferred compensation program upon completion of their five-year employment term receive an unfunded, unsecured promise of a cash contribution.  An area operating partner’s interest in the Management Partnership may be purchased, at the Company’s option, after the restaurant has been open for a five-year period based on the terms specified in the agreement.  The Company estimates future purchases of area operating partners’ interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and records the partner obligations in the line item “Partner deposit and accrued buyout liability” in its Consolidated Balance Sheets.  In the period the Company purchases the area operating partner’s interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.  Deferred compensation expenses for managing and chef partners are included in “Labor and other related” expenses and buyout expenses for area operating partners are included in “General and administrative” expenses in the Consolidated Statements of Operations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) permits the grant of stock options and restricted stock of KHI to Company management and other key employees. The Company accounts for its stock-based employee compensation using a fair value based method of accounting.

Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service.  The KHI Equity Plan contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase exercised stock under this call option at fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value.  Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option.  As a result of the transfer restrictions and call option, the Company does not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control.  There have not been any exercises of stock options by any employee to date, and all stock options of terminated employees with a call provision have been forfeited.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Stock-Based and Deferred Compensation Plans

Stock-Based and Deferred Compensation Plans

Managing and Chef Partners

Managing and chef partners participate in the PEP, a deferred compensation program that provides an unfunded, unsecured promise to pay participants in cash, upon completion of their five-year employment terms.  The Company is in the process of developing modifications to its managing and chef partner compensation structure.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract and at the beginning of an employment agreement were converted into the right to receive cash in the form of a “Supplemental PEP” contribution and a “Supplemental Cash” payment, respectively.  Additionally, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the pre-merger stock plan in the same manner as managing partners or convert some or all of it into KHI restricted stock.  In accordance with the terms of the Employee Rollover Agreement adopted by the Company on June 14, 2007, those shares converted into KHI restricted stock vest 20% annually over five years, and grants are fully vested upon an initial public offering or a change of control.  Grants of restricted stock under the pre-merger stock plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of December 31, 2010, the Company’s total liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $101,424,000, of which $13,956,000 and $87,468,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet.  As of December 31, 2009, the Company’s total liability with respect to obligations primarily under the PEP, Supplemental PEP, Supplemental Cash and Restricted Stock Contributions was approximately $94,564,000, of which $15,082,000 and $79,482,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet.  Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract.  Upon closing of the Merger, these partners are entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term.  Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms.  There will not be any future earnings or losses on these amounts prior to payment to the partners.  The amount accrued for the Partner Shares obligation was approximately $6,604,000 as of December 31, 2010, of which $6,477,000 and $127,000 was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheet.  The amount accrued for the Partner Shares obligation was approximately $5,679,000 as of December 31, 2009 and was included in the line item “Other long-term liabilities” in the Company’s Consolidated Balance Sheet.

As of December 31, 2010 and 2009, the Company had approximately $57,978,000 and $59,521,000, respectively, in various corporate owned life insurance policies and another $1,026,000 and $1,109,000, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of the Company’s obligations under the PEP, Supplemental PEP and Restricted Stock Contributions. The Company is the sole owner of any assets within the rabbi trust and participants are considered general creditors of the Company with respect to assets within the rabbi trust.

As of December 31, 2010 and 2009, there were $49,024,000 and $39,613,000, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Supplemental Cash, Restricted Stock Contributions and Partner Shares liabilities that may require the use of cash resources in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)
Managing and Chef Partners (continued)

Amounts credited to partners’ PEP accounts are fully vested at all times and participants have no discretion with respect to the form of benefit payments under the PEP.  Effective January 1, 2009, the Company accelerated the distribution of PEP and Supplemental PEP benefits to certain active participants.  Active managing and chef partners who complete an employment contract on or after January 1, 2009 and remain employed with the Company until their PEP accounts are fully distributed will receive their PEP distributions at certain payment dates throughout a seven-year period after completion of their employment contracts (previously each account was generally distributed to the participant over a ten-year period).  Managing and chef partners who complete an employment contract on or after January 1, 2009 and do not remain employed with the Company until their PEP accounts are fully distributed will receive their entire PEP account balance in the seventh year after completion of their employment contract.  Their PEP account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment elections.

Managing and chef partners whose PEP accounts relate to an employment contract completed before January 1, 2009 and those with Supplemental PEP accounts from the Merger, who in either case were employed with the Company through December 31, 2008, were permitted to keep the original ten-year distribution schedule or elect a new distribution schedule.  Approximately 75% of participants elected the new distribution schedule, which results in distribution of their account balance at certain payment dates throughout a seven-year period.

If participants do not remain employed by the Company through 2015, then their remaining PEP account balance will be distributed in one payment in 2015.  Their account balance will be determined as of the date of termination of employment, subject to any subsequent increases or decreases based on the performance of their investment choices.

Participants with PEP or Supplemental PEP accounts who were not employed with the Company through December 31, 2008 were required to keep the original ten-year distribution schedule.

Area Operating Partners

Area operating partners are required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  The Company has the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to the Company’s targeted return on investment and may range from 3.0% to 12.0%.  This percentage is determined after the first five full calendar quarters from the date of the associated restaurant’s opening and is adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buy-out percentage is the area operating partner’s average distribution percentage for the 24 months immediately preceding the buy-out.  Buyouts are paid in cash within 90 days or paid over a two-year period.

Management and Other Key Employees

The Company’s Ultimate Parent, through the KHI Equity Plan, grants stock options and restricted stock of KHI to Company management and other key employees.  As of December 31, 2010, 11,000,000 KHI shares were approved for stock option and restricted stock grants under the KHI Equity Plan by the KHI Board of Directors.  The maximum term of options and restricted stock granted under the Equity Plan is ten years. The Company has not granted any shares of restricted stock under the KHI Equity Plan.  As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded by the Company, where applicable.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Stock-Based and Deferred Compensation Plans (continued)

Stock-Based and Deferred Compensation Plans (continued)

Other Benefit Plans

The Company has a qualified defined contribution 401(k) plan (the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, or “the 401(k) Plan”) covering substantially all full-time employees, except officers and certain highly-compensated employees. Assets of the 401(k) Plan are held in trust for the sole benefit of the employees. The Company contributed $1,900,000, $2,000,000, and $2,000,000 to the 401(k) Plan for the plan years ended December 31, 2010, 2009 and 2008, respectively.

The Company provides a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the 401(k) Plan.  The deferred compensation plan allows these employees to contribute up to 90% of their income on a pre-tax basis to an investment account consisting of various investment fund options. The Company does not currently intend to provide any matching or profit-sharing contributions, and participants are fully vested in their deferrals and their related returns.  Participants are considered unsecured general creditors in the event of Company bankruptcy or insolvency.

Stock Options

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2010 (in thousands, except exercise price and contractual life):

			WEIGHTED-
		WEIGHTED-	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
		EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Outstanding at December 31, 2009	9,697	$8.43	8.9	$-
Granted (1)	4,952	6.54
Forfeited (1)	(4,311)	9.91
Outstanding at December 31, 2010	10,338	$7.00	8.1	$29,011

Exercisable at December 31, 2010	4,216	$7.74	7.5	$8,748
__________________
(1)	Includes 3,874,949 stock options that were exchanged on April 6, 2010 as further described below.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.18, $3.65, and $2.49, respectively, and was estimated using the Black-Scholes option pricing model.  The following assumptions were used to calculate the fair value of options granted during the years ended December 31, 2010, 2009 and 2008: (1) weighted-average risk-free interest rates of 1.95%, 2.27%, and 2.93%, respectively; (2) dividend yield of 0.0%; (3) expected term of six and a half years, five years and five years; and (4) weighted-average volatilities of 73.9%, 65.3% and 40.9%, respectively.  The Company did not have any stock options exercised in the years ended December 31, 2010, 2009 and 2008 and therefore did not have any tax benefits realized from the exercise of stock options in these periods.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Stock-Based and Deferred Compensation Plans (continued)

Stock Options (continued)

Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service.  The KHI Equity Plan contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase exercised stock under this call option at fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value.  Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option.  As a result of the transfer restrictions and call option, the Company does not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control.  There have not been any exercises of stock options by any employee to date, and all stock options of terminated employees with a call provision have been forfeited.

During the second quarter of 2009, the stock option agreements between KHI and certain of the Company’s then named executive officers were amended to eliminate the call option, resulting in the recording of stock option compensation expense. Their amended stock option agreements also contain provisions that extend the stock option exercise period for each of these officers under certain circumstances.  Further, the amendments add a provision that upon retirement, the number of options to be fully vested and exercisable shall be the greater of (i) the amount of options that are vested and exercisable as of the officer’s separation date or (ii) 40%, 60% or 100% of the officer’s options, depending on the officer.

In November 2009, the Company’s chief executive officer (“CEO”) received a stock option grant that contained a modified form of the call option.  In accordance with accounting for stock-based compensation, this modified form of the call option does not preclude the Company from recording compensation expense during the service period for one quarter of her option shares.  Compensation expense is not recorded for the remaining three quarters of her option shares since they are not considered vested from an accounting standpoint until the occurrence of a Qualifying Liquidity Event, as defined in the CEO’s stock option agreement.

Additionally, KHI will make the CEO a one-time grant of an additional 550,000 stock options with an exercise price equal to the fair market value of a share of common stock on the grant date if and when the fair market value of a share of KHI common stock is $10.00 or more.  The additional 550,000 shares will vest, and compensation expense will be recorded, equally over a five-year period once a grant date is established.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Stock-Based and Deferred Compensation Plans (continued)

Stock Options (continued)

In March 2010, KHI offered all then active employees the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share.  Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested.  The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options, plus one year, subject to the participant’s continued employment through the applicable vesting date. For exchanged stock options that contained both performance-based and time-based vesting conditions, the replacement stock options contain only time-based vesting conditions and vest in accordance with the above terms. All eligible stock options were tendered and accepted for exchange pursuant to the exchange offer.  The original stock options were cancelled following the expiration of the offer, and the issuance of the replacement stock options occurred on April 6, 2010. The stock options exchange did not have a material effect on the Company’s consolidated financial statements.

The Company recorded compensation expense of $1,119,000 and $633,000 and total recognized tax benefit of $435,000 and $246,000 during the years ended December 31, 2010 and 2009, respectively, for vested stock options.  There is no compensation expense or related tax benefit recorded during the year ended December 31, 2008. The Company did not capitalize any stock-based compensation costs during any periods presented.  As of December 31, 2010, there is $3,887,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

Restricted Stock

	NUMBER OF KHI	WEIGHTED-AVERAGE GRANT DATE
	RESTRICTED SHARE AWARDS	FAIR VALUE PER AWARD
KHI restricted stock outstanding at December 31, 2009	775	$10.00
Vested	294	10.00
KHI restricted stock outstanding at December 31, 2010	481	$10.00

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

Compensation expense recognized in net income (loss) for the years ended December 31, 2010, 2009 and 2008 was $2,027,000, $14,582,000 and $7,017,000, respectively, for KHI restricted stock awards.  The total tax benefit recognized related to the compensation expense recorded for KHI restricted stock awards was $789,000, $5,672,000 and $2,758,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  As measured on the vesting date, the total fair value of KHI restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $1,762,000, $8,853,000 and $5,414,000, respectively.  Unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards was approximately $2,482,000 at December 31, 2010 and will be recognized over a weighted-average period of 1.5 years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements on a Recurring Basis

The Company invested $11,234,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at December 31, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.  The amount of excess cash invested in money market funds at December 31, 2009 was immaterial to the Company’s consolidated financial statements and has been excluded from the applicable table within this footnote.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s money market funds and interest rate collar measured at fair value on a recurring basis as of  December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	DECEMBER 31,
	2010	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,234	$11,234	$-	$-

	TOTAL
	DECEMBER 31,
	2009	LEVEL 1	LEVEL 2	LEVEL 3
Liabilities:
Interest rate collar	$18,458	$-	$18,458	$-

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis

The Company did not have material impairment charges as a result of fair value measurements on a nonrecurring basis during 2010.  It performed its annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of 2010.

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

The Company recorded $85,154,000 of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the year ended December 31, 2009.  At the time of such impairment, the impaired long-lived assets had $5,824,000 of remaining fair value during the year ended December 31, 2009.  Due to the third quarter of 2009 sale of its Cheeseburger in Paradise concept, the Company recorded a $45,962,000 impairment charge (included in the total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the table above.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The Company recorded goodwill impairment charges of $11,078,000 and indefinite-lived intangible asset impairment charges of $36,000,000 during the year ended December 31, 2009 as a result of its annual impairment test.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Fair Value Measurements (continued)

Fair Value Measurements on a Nonrecurring Basis (continued)

The following table presents the range of assumptions the Company used to derive its fair value estimates among its reporting units, which vary between goodwill and trade names, during the annual impairment test conducted in the second quarter of 2009:

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

Interest rate changes associated with the Company’s variable-rate debt generally impact its earnings and cash flows, assuming other factors are held constant.  The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 11).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, the Company used an interest rate collar as part of its interest rate risk management strategy to manage its exposure to interest rate movements.  Given the interest rate environment, the Company did not enter into another derivative financial instrument upon the maturity of its interest rate collar on September 30, 2010.  The Company does not enter into financial instruments for trading or speculative purposes.

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

The Company’s third party distributor charges the Company for the diesel fuel used to deliver inventory to the Company’s restaurants.   From time to time, the Company may enter into forward contracts to procure certain amounts of this diesel fuel at set prices in order to mitigate the Company’s exposure to unpredictable fuel prices.  The effects of this derivative instrument were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from the tables within this footnote.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Derivative Instruments and Hedging Activities (continued)

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Japan, Hong Kong and Brazil and to its royalties from international franchisees.  The Company does not use financial instruments to hedge foreign currency exchange rate changes.

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2010, the Company purchased approximately 90% of its beef raw materials from four beef suppliers who represented approximately 76% of the total beef marketplace in the United States.   In 2011, the Company expects to purchase approximately 80% of its beef raw materials from four beef suppliers who represent approximately 76% of the total beef marketplace in the United States.

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

The following table presents the location and effects of the Company’s interest rate collar on its Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	LOCATION OF	AMOUNT OF LOSS RECOGNIZED
DERIVATIVES NOT	LOSS	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	YEARS ENDED
HEDGING	INCOME ON	DECEMBER 31,
INSTRUMENTS	DERIVATIVE	2010	2009	2008
Interest rate collar	Interest expense, net	$(1,436)	$(15,568)	$(20,210)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Derivative Instruments and Hedging Activities (continued)

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

6.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2010	2009
Prepaid expenses	$18,995	$16,448
Accounts receivable, net	10,261	10,132
Accounts receivable - vendors, net	13,432	14,795
Accounts receivable - franchisees, net	6,137	5,312
Insurance receivable	569	19,000
Other current assets, net	24,563	29,807
	$73,957	$95,494

The $19,000,000 insurance receivable at December 31, 2009 relates to a class action lawsuit that was paid by the Company’s insurance carrier during 2010.  This amount is also included in Accrued and other current liabilities at December 31, 2009.

7.           Property, Fixtures and Equipment, Net

	DECEMBER 31,
	2010	2009
Land	$8,588	$11,965
Buildings and building improvements	388,938	386,280
Furniture and fixtures	214,726	200,978
Equipment	327,223	308,030
Leasehold improvements	382,976	381,362
Construction in progress	5,450	4,086
Less: accumulated depreciation	(511,903)	(403,963)
	$815,998	$888,738

The Company expensed repair and maintenance costs of approximately $94,330,000, $93,811,000 and $97,626,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $129,570,000, $156,848,000 and $179,016,000, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Property, Fixtures and Equipment, Net (continued)

During the years ended December 31, 2010 and 2009 and 2008, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense of $6,469,000, $90,301,000 and $65,767,000, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statements of Operations (see Note 4).  Due to the third quarter of 2009 sale of the Company’s Cheeseburger in Paradise concept, the Company recorded a $45,962,000 impairment charge ($39,169,000 of which is included in the 2009 total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  This impairment included $39,169,000 of charges to property, fixtures and equipment, $5,861,000 of charges to intangible assets and $932,000 of charges to other assets.

The fixed asset impairment charges described above primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales on existing locations.

8.           Goodwill and Intangible Assets, Net

The change in goodwill for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance as of January 1:
Goodwill	$1,060,267	$1,060,267
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(615,149)	(604,071)
	448,722	459,800
Impairment losses	-	(11,078)
Balance as of December 31:
Goodwill	1,060,267	1,060,267
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(615,149)	(615,149)
	$448,722	$448,722

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets each year during the second quarter.  The Company’s review of the recoverability of goodwill is based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to their carrying values (see Note 4).  The Company also uses the discounted cash flow method to determine the fair value of its intangible assets.

The Company did not record any goodwill or indefinite-lived intangible asset impairment charges or any material definite-lived intangible asset impairment charges during 2010.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Goodwill and Intangible Assets, Net (continued)

During the second quarter of 2008, the Company recorded an aggregate goodwill impairment charge of $161,589,000 for the international Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts.  The Company also recorded impairment charges of $3,037,000 for the Carrabba’s Italian Grill trade name and $3,462,000 for the Blue Coral Seafood and Spirits trademark.  At the end of the fourth quarter of 2008, as a result of poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test of its goodwill and other intangible assets.  Based on the results of the Company’s impairment test for goodwill and intangible assets, the Company recorded an aggregate goodwill impairment charge of $442,482,000 for its domestic and international Outback Steakhouse, Bonefish Grill, and Fleming’s Prime Steakhouse and Wine Bar concepts and an impairment charge of $39,921,000 for the domestic and international Outback Steakhouse and Carrabba’s Italian Grill trade names during the fourth quarter of 2008.

The accumulated purchase accounting adjustments to goodwill of $3,604,000 were the result of adjustments to appraised fair values of acquired tangible assets.

Goodwill impairment charges are included in the line item “Goodwill impairment” and intangible asset impairment charges are included in the line item “Provision for impaired assets and restaurant closings” in the Company’s Consolidated Statements of Operations.

At December 31, 2010, remaining goodwill by reporting unit is as follows (in thousands):

DECEMBER 31, 2010
Outback Steakhouse (domestic)	$319,108
Outback Steakhouse (international)	59,740
Carrabba's Italian Grill	20,354
Bonefish Grill	49,520
$448,722

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Goodwill and Intangible Assets, Net (continued)

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED
	AVERAGE
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2010	2009
Trade names (gross)	Indefinite	$419,000	$419,000
Trademarks (gross)	20	87,531	88,095
Less: accumulated amortization		(14,392)	(10,892)
Net trademarks		73,139	77,203
Favorable leases (gross, lives ranging from 0.1 to 26 years)	15	102,460	105,557
Less: accumulated amortization		(29,182)	(23,454)
Net favorable leases		73,278	82,103
Franchise agreements (gross)	10	17,385	17,385
Less: accumulated amortization		(4,736)	(3,398)
Net franchise agreements		12,649	13,987
Intangible assets, less total accumulated amortization of $48,310 and
$37,744 at December 31, 2010 and 2009, respectively	17	$578,066	$592,293

Definite-lived intangible assets are amortized on a straight-line basis.  The aggregate expense related to the amortization of the Company’s trademarks, favorable leases and franchise agreements was $14,045,000, $14,575,000 and $16,525,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Annual expense related to the amortization of intangible assets is anticipated to be approximately $13,338,000 in 2011, $12,779,000 in 2012, $12,164,000 in 2013, $11,514,000 in 2014 and $11,039,000 in 2015.

9.           Other Assets, Net

Other assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2010	2009
Company-owned life insurance	$48,538	$46,123
Deferred financing fees, net of accumulated amortization of $33,560 and
$25,542 at December 31, 2010 and 2009, respectively	23,417	30,149
Liquor licenses	25,387	26,507
Other assets	42,448	45,267
	$139,790	$148,046

The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method, and it amortized $8,018,000, $8,661,000 and $11,003,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

10.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2010	2009
Accrued payroll and other compensation	$106,565	$101,849
Accrued insurance	20,541	36,057
Other	69,593	80,654
	$196,699	$218,560

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt

 Long-term debt consisted of the following (in thousands):

	DECEMBER 31,
	2010	2009
Senior secured term loan facility, interest rates of 2.63% and 2.56%
at December 31, 2010 and 2009, respectively	$1,035,000	$1,171,900
Senior secured working capital revolving credit facility, interest rate of 2.56%
at December 31, 2009	-	50,000
Senior secured pre-funded revolving credit facility, interest rate of 2.56%
at December 31, 2010 and 2009	78,072	23,000
Senior notes, interest rate of 10.00% at December 31, 2010 and 2009	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.07% to 7.00%
and from 1.21% to 8.25% at December 31, 2010 and 2009, respectively	7,628	5,752
Sale-leaseback obligations	2,375	4,925
Capital lease obligations	1,177	-
Guaranteed debt	24,500	24,500
	1,396,827	1,528,152
Less: current portion of long-term debt	(95,284)	(134,333)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,277,043	$1,369,319

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

The senior secured term loan facility matures June 14, 2014, and its proceeds were used to finance the Merger.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at December 31, 2010 and 2009).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 0.50% and from 0.26% to 0.46% at December 31, 2010 and 2009, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at December 31, 2010 and 2009).

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

•
100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions, including the amendment to the credit agreement executed on January 28, 2010; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

Additionally, the Company is required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on the closing date of the Merger to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2011, the Company is required to repay $78,072,000 of its pre-funded revolving credit facility outstanding loan balance and fund $60,523,000 of its capital expenditure account using its “annual true cash flow.”  In April 2010, the Company repaid $5,928,000 of its pre-funded revolving credit facility outstanding loan balance.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following the closing of the Merger.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,035,000,000 and $1,171,900,000 at December 31, 2010 and 2009, respectively.  The Company made the remainder of its $75,000,000 prepayment required by the credit agreement for 2010, as described above, during the fourth quarter of 2010.  It made the remainder of its $75,000,000 prepayment for 2009 during April 2010.  The Company classified $13,100,000 and $75,000,000 of its term loans as current at December 31, 2010 and 2009, respectively, due to its prepayment and quarterly payment requirements.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  At December 31, 2010, there were no loans outstanding under the revolving credit facility.  The outstanding balance was $50,000,000 at December 31, 2009.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet at December 31, 2009, since it was repaid during the first quarter of 2010.  In addition to outstanding borrowings, if any, at December 31, 2010 and 2009, $70,272,000 and $71,632,000, respectively, of the credit facility was not available for borrowing as: (i) $36,540,000 and $37,540,000, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24,500,000 of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants, (iii) $6,000,000 of the credit facility was committed for the issuance of a letter of credit to the insurance company that underwrites the Company’s bonds for liquor licenses, utilities, liens and construction and (iv) $3,232,000 and $3,592,000, respectively, of the credit facility was committed for the issuance of other letters of credit.  The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75,000,000. Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility are available to provide financing for capital expenditures.  As of December 31, 2010 and 2009, the Company had borrowed $78,072,000 and $23,000,000, respectively, from its pre-funded revolving credit facility.  The Company recorded $78,072,000 in “Current portion of long-term debt” in its Consolidated Balance Sheet at December 31, 2010 and $5,928,000 in “Current portion of long-term debt” and $17,072,000 in “Long-term debt” in its Consolidated Balance Sheet at December 31, 2009, as the Company is required to repay any outstanding loans in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  This facility matures June 14, 2013.  At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, the Company’s MFCF cannot be less than $75,000,000.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The credit agreement governing the Company’s senior secured credit facilities, as amended on January 28, 2010, also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2010 and 2009, the Company was in compliance with its debt covenants.

The Company’s capital expenditures are limited by the credit agreement.  The annual capital expenditure limits range from $200,000,000 to $250,000,000 with various carry-forward and carry-back allowances.  The Company’s annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flow” is insufficient to repay fully its pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, its capital expenditures will be limited to $100,000,000 for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.    In 2010, the Company’s capital expenditures were limited to $100,000,000 as a result of the conditions described above.  In 2011, the Company is not subject to this limitation.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  Proceeds from the issuance of the senior notes were used to finance the Merger, and the senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at December 31, 2010 and 2009 was $248,075,000.

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

In accordance with the terms of the senior notes and the senior secured credit facility, the Company’s restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, the Company is permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  As of January 1, 2009, all of the Company’s consolidated subsidiaries were restricted subsidiaries.  In April 2009, one of the Company’s restricted subsidiaries that operated six restaurants in Canada was designated as an unrestricted subsidiary.  Additionally, the Company’s consolidated financial statements contain the results of operations of certain subsidiaries in which the Company does not have an equity ownership.  These subsidiaries are not considered restricted or unrestricted subsidiaries.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

The Company also may redeem all or part of the senior notes at any time prior to June 15, 2011 at a redemption price equal to 100% of the principal amount of the senior notes redeemed plus the applicable premium as of the date of redemption and accrued and unpaid interest and additional interest, if any, to the date of redemption.

Upon a change in control as defined in the indenture, the Company would be required to make an offer to purchase all of the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.

Between November 18, 2008 and November 21, 2008, the Company purchased on the open market and extinguished $61,780,000 in aggregate principal amount of its senior notes.  It paid $11,711,000 for the senior notes purchased and $2,729,000 of accrued interest.  The Company recorded a gain from the extinguishment of debt of $48,409,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the year ended December 31, 2008.  The gain was reduced by $1,660,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes.

During the first quarter of 2009, the Company purchased $240,145,000 in aggregate principal amount of its senior notes in a cash tender offer.  The Company paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  The Company recorded a gain from the extinguishment of debt of $158,061,000 in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the year ended December 31, 2009.  The gain was reduced by $6,117,000 for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $2,969,000 for fees related to the tender offer.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with cash on hand and proceeds from a contribution (the “2009 Contribution”) of $47,000,000 from the Company’s direct owner, OSI HoldCo.  The 2009 Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) approximately 336 restaurant properties that are leased to the Company.

In June 2009, the Company renewed a one-year line of credit with a reduced maximum borrowing amount of 10,000,000,000 Korean won, or $8,565,000 at December 31, 2009.  The line bore interest at 2.75% over the Korean Stock Exchange three-month certificate of deposit rate (5.54% at December 31, 2009).  There were no draws outstanding on this line of credit as of December 31, 2009. The line matured June 14, 2010 and was not renewed.

In June 2009, the Company renewed a one-year overdraft line of credit with a maximum borrowing amount of 5,000,000,000 Korean won, or $4,282,000 at December 31, 2009.  The line bore interest at 2.51% over the Korean Stock Exchange three-month certificate of deposit rate (5.30% December 31, 2009).  There were no draws outstanding on this line of credit as of December 31, 2009.  The line matured June 14, 2010 and was not renewed.

As of December 31, 2010 and 2009, the Company had approximately $7,628,000 and $5,752,000, respectively, of notes payable at interest rates ranging from 1.07% to 7.00% and from 1.21% to 8.25%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt (continued)

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24,500,000 for its joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2010 and 2009, the outstanding balance on the line of credit was $24,500,000.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2010 and 2009, $24,500,000 of the Company’s $150,000,000 working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

The aggregate mandatory principal payments of total consolidated debt outstanding at December 31, 2010, for the next five years, are summarized as follows (in thousands):

2011	$95,284
2012	77,841
2013	100,269
2014	872,435
2015	248,445
Thereafter	2,553
Total	$1,396,827

The following table includes the maturity of the Company’s debt and debt guarantees (in thousands):

		PAYABLE	PAYABLE	PAYABLE
	TOTAL	DURING 2011	DURING 2012-2015	AFTER 2015
Debt	$1,372,327	$95,284	$1,274,490	$2,553

Debt guarantees:
Maximum availability of debt guarantees	$25,975	$-	$24,500	$1,475
Amount outstanding under debt guarantees	25,975	-	24,500	1,475
Carrying amount of liabilities	24,500	-	24,500	-

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	DECEMBER 31,
	2010	2009
Accrued insurance liability	$40,181	$41,577
Unfavorable leases, net of accumulated amortization of $15,034 and
$12,088 at December 31, 2010 and 2009, respectively	66,660	75,592
PEP obligation	65,880	56,049
Supplemental PEP obligation	20,055	22,356
Other liabilities	25,389	32,921
	$218,165	$228,495

The Company maintains endorsement split dollar insurance policies with a death benefit ranging from $5,000,000 to $10,000,000 for certain of its current and former executive officers.  The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to personal beneficiaries designated by the executive officers.  The Company has agreed not to terminate the policies regardless of continued employment except that the Company may terminate one executive officer’s policy prior to his completion of seven years of employment with the Company commencing January 1, 2006.  As of December 31, 2010 and 2009, the Company has $12,386,000 and $11,286,000 recorded in Other long-term liabilities for the endorsement split dollar insurance policies.

13.           Comprehensive Income (Loss) and Foreign Currency Translation and Transactions

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Total comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 was $32,886,000, ($46,367,000) and ($765,107,000), respectively, which included the effect of gains and (losses) from translation adjustments of approximately $5,042,000, $8,039,000 and ($22,657,000), respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2010 and 2009.

Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and was a net gain (loss) of $2,993,000, ($198,000) and ($11,122,000) for the years ended December 31, 2010, 2009 and 2008, respectively.

14.           Unitholder’s/Stockholders’ (Deficit) Equity

OSI HoldCo (the Company’s direct owner and a wholly-owned subsidiary of the Company’s Ultimate Parent) is the only owner of record of the Company’s 100 common units, no par value.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes

The following table presents the domestic and foreign components of income (loss) before provision (benefit) for income taxes (in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Domestic	$25,707	$(65,269)	$(851,422)
Foreign	22,215	12,897	3,667
	$47,922	$(52,372)	$(847,755)

Provision (benefit) for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Current provision (benefit):
Federal	$-	$-	$-
State	10,368	6,986	(2,295)
Foreign	7,892	6,858	736
	18,260	13,844	(1,559)
Deferred benefit:
Federal	(3,207)	(6,559)	(98,153)
State	947	(4,024)	(5,575)
Foreign	4,078	(1,227)	(18)
	1,818	(11,810)	(103,746)
Provision (benefit) for income taxes	$20,078	$2,034	$(105,305)

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.3	4.0	4.3
Provision for goodwill impairment	-	(8.2)	(27.8)
Valuation allowance on deferred income tax assets	19.3	(62.3)	(0.2)
Employment related credits, net	(36.8)	32.6	2.0
Net officers life insurance expense	(2.4)	5.3	(0.7)
Noncontrolling interests	(4.5)	(0.7)	(0.1)
Tax settlements and related adjustments	6.4	(8.2)	(0.1)
Excess tax benefits from stock-based compensation arrangements	-	(14.4)	-
Change in other deferred balances	18.2	12.7	-
Other, net	1.4	0.3	-
Total	41.9%	(3.9)%	12.4%

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

The effective income tax rate for the year ended December 31, 2010 was 41.9% compared to (3.9%) for the year ended December 31, 2009. The net increase in the effective income tax rate from the previous year was primarily due to the effect of the change in the valuation allowance against deferred tax assets.  The effective income tax rate for the year ended December 31, 2009 was (3.9%) compared to 12.4% for the year ended December 31, 2008.  The net decrease in the effective income tax rate from the previous year was primarily due to the increase in deferred tax asset valuation allowances in 2009. This decrease was partially offset by a $592,993,000 decrease in Goodwill impairment for the year ended December 31, 2009 as compared to the same period in 2008.  This goodwill impairment charge is not deductible for tax purposes, as the goodwill is related to Kangaroo Holdings, Inc.’s acquisition of OSI Restaurant Partners, Inc’s stock.

The effective income tax rate for the year ended December 31, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets and income taxes in states that only have limited deductions in computing the state current tax provision.  The effective income tax rate for the year ended December 31, 2009 was significantly lower than the combined federal and state statutory rate of 38.9% due to an increase in deferred income tax asset valuation allowances, which was partially offset by the benefit of the tax credit for excess FICA tax on employee-reported tips being such a large percentage of pretax loss.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2010	2009
Deferred income tax assets:
Deferred rent	$32,372	$27,039
Insurance reserves	22,849	21,444
Unearned Revenue	8,716	6,985
Deferred compensation	67,069	69,901
Allowance for receivables	13,696	13,487
Net operating loss carryforward	62,781	61,963
Federal tax credit carryforward	105,802	75,354
Deferred loss on contingent debt guarantee	9,538	9,538
Other, net	20,684	29,379
Gross deferred income tax assets	343,507	315,090
Less: valuation allowance	(43,619)	(34,394)
Net deferred income tax assets	299,888	280,696
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(243,443)	(219,854)
Less: intangibles basis differences	(163,437)	(163,646)
Less: deferred gain on extinguishment of debt	(57,100)	(56,633)
Net deferred income tax liability	$(164,092)	$(159,437)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

The changes in the valuation allowance account for the deferred income tax assets are as follows (in thousands):

Balance at January 1, 2008	$-
Change in assessments about the realization
of deferred income tax assets	1,757
Balance at December 31, 2008	1,757
Change in assessments about the realization
of deferred income tax assets	32,637
Balance at December 31, 2009	34,394
Change in assessments about the realization
of deferred income tax assets	9,225
Balance at December 31, 2010	$43,619

A valuation allowance reduces the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  After consideration of all of the evidence, the Company has determined that a valuation allowance of $43,619,000 and $34,394,000 is necessary at December 31, 2010 and 2009, respectively.

A provision (benefit) for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be posted.  It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

The Company has a federal net operating loss carryforward for tax purposes of approximately $174,158,000. This loss can be carried forward for 20 years from the tax year in which it is was generated and will expire in the years 2027 and 2030.  The Company has state net operating loss carryforwards of approximately $147,685,000.  These state net operating loss carryforward amounts will expire between 2012 and 2030.  The Company has foreign net operating loss carryforwards of approximately $1,274,000.  These foreign net operating loss carryforward amounts will expire in 2015.

The Company has general business tax credits of approximately $100,687,000. These credits can be carried forward for 20 years and will expire between 2027 and 2030.  The Company has foreign tax credits available to utilize against federal income taxes of approximately $11,604,000. These credits can be carried forward for 10 years and will expire in 2017 and 2020.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           Income Taxes (continued)

As of December 31, 2010 and 2009, the Company had $16,387,000 and $14,411,000, respectively, of unrecognized tax benefits ($1,327,000 and $3,815,000, respectively, in “Other long-term liabilities,” $6,299,000 and $3,774,000, respectively, in “Accrued and other current liabilities” and $8,761,000 and $6,822,000, respectively, in “Deferred income tax liability”).  Additionally, the Company accrued $6,086,000 and $3,203,000 of interest and penalties related to uncertain tax positions as of December 31, 2010 and 2009, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $17,974,000 and $13,209,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$18,463
Increases for tax positions taken during a prior period	716
Decreases for tax positions taken during a prior period	(284)
Increases for tax positions taken during the current period	2,126
Settlements with taxing authorities	(230)
Lapses in the applicable statutes of limitations	(4,254)
Balance at December 31, 2008	$16,537
Increases for tax positions taken during a prior period	2,920
Increases for tax positions taken during the current period	2,536
Settlements with taxing authorities	(5,189)
Lapses in the applicable statutes of limitations	(2,393)
Balance at December 31, 2009	$14,411
Increases for tax positions taken during a prior period	1,889
Decreases for tax positions taken during a prior period	(676)
Increases for tax positions taken during the current period	3,801
Settlements with taxing authorities	58
Lapses in the applicable statutes of limitations	(3,096)
Balance at December 31, 2010	$16,387

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $9,000,000 to $11,000,000 within the next twelve months after December 31, 2010.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2009.

The Company accounts for interest and penalties related to uncertain tax positions as part of its Provision (benefit) for income taxes and recognized expense of $2,140,000, $1,291,000 and $525,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors and by OSI HoldCo, the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s Ultimate Parent.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).  As a result of the sale of Cheeseburger in Paradise to PRG in September 2009, the Cheeseburger in Paradise subsidiaries were no longer considered Guarantors, as they were no longer 100% owned restricted subsidiaries.  Since the Company consolidated PRG after the sale transaction in accordance with accounting guidance in effect until December 31, 2009, these subsidiaries were considered Non-Guarantors through December 31, 2009.  Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company deconsolidated PRG, and the Cheeseburger in Paradise subsidiaries are not included in the accompanying 2010 condensed consolidating financial statements (see Note 20).

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$156,274	$-	$77,714	$66,123	$-	$300,111
Current portion of restricted cash	660	-	4,485	-	-	5,145
Inventories	10,699	-	30,786	17,489	-	58,974
Deferred income tax assets	24,130	-	2,426	131	-	26,687
Other current assets	23,572	-	33,631	16,754	-	73,957
Total current assets	215,335	-	149,042	100,497	-	464,874
Property, fixtures and equipment, net	24,975	-	492,298	298,725	-	815,998
Investments in and advances to
unconsolidated affiliates, net	638	-	-	31,035	-	31,673
Investments in subsidiaries	-	-	5,728	-	(5,728)	-
Due from (to) subsidiaries	2,040,813	-	918,792	694,137	(3,653,742)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	427,169	150,897	-	578,066
Other assets, net	73,999	-	20,103	45,688	-	139,790
Total assets	$2,355,760	$-	$2,352,594	$1,430,239	$(3,659,470)	$2,479,123

 (CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$7,625	$-	$36,756	$32,538	$-	$76,919
Accrued and other current
liabilities	66,053	-	84,323	46,323	-	196,699
Current portion of accrued
buyout liability	110	-	8,414	5,477	-	14,001
Unearned revenue	277	-	213,422	55,359	-	269,058
Current portion of long-term debt	91,355	-	2,755	1,174	-	95,284
Total current liabilities	165,420	-	345,670	140,871	-	651,961
Partner deposit and accrued
buyout liability	210	-	84,683	25,013	-	109,906
Deferred rent	679	-	55,581	28,435	-	84,695
Deferred income tax liability	58,392	-	135,758	(3,371)	-	190,779
Long-term debt	1,270,236	248,075	5,341	1,466	(248,075)	1,277,043
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	423,881	-	-	-	(423,881)	-
Due to (from) subsidiaries	384,704	-	1,671,652	1,597,386	(3,653,742)	-
Other long-term liabilities, net	143,507	-	52,690	21,968	-	218,165
Total liabilities	2,447,029	248,075	2,351,375	1,836,268	(4,325,698)	2,557,049
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	735,760	(248,075)	-	-	248,075	735,760
(Accumulated deficit)
retained earnings	(815,252)	-	1,219	(407,616)	406,397	(815,252)
Accumulated other comprehensive
(loss) income	(11,757)	-	-	(11,756)	11,756	(11,757)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(91,249)	(248,075)	1,219	(419,372)	666,228	(91,249)
Noncontrolling interests	(20)	-	-	13,343	-	13,323
Total (deficit) equity	(91,269)	(248,075)	1,219	(406,029)	666,228	(77,926)
	$2,355,760	$-	$2,352,594	$1,430,239	$(3,659,470)	$2,479,123

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$120	$-	$2,553,517	$1,041,044	$-	$3,594,681
Other revenues	3,137	-	16,623	14,025	-	33,785
Total revenues	3,257	-	2,570,140	1,055,069	-	3,628,466
Costs and expenses
Cost of sales	-	-	828,193	323,758	-	1,151,951
Labor and other related	3,690	-	734,706	295,912	-	1,034,308
Other restaurant operating	2,783	-	679,637	256,932	-	939,352
Depreciation and amortization	814	-	82,561	52,021	-	135,396
General and administrative	42,362	-	136,318	72,593	-	251,273
Provision for impaired assets
and restaurant closings	1,372	-	4,590	913	-	6,875
Income from operations
of unconsolidated affiliates	(23)	-	-	(5,465)	-	(5,488)
Total costs and expenses	50,998	-	2,466,005	996,664	-	3,513,667
(Loss) income from operations	(47,741)	-	104,135	58,405	-	114,799
Equity in earnings (losses) of subsidiaries	145,901	-	2,792	-	(148,693)	-
Other income, net	-	-	-	2,993	-	2,993
Interest expense, net	(69,188)	-	(199)	(483)	-	(69,870)
Income (loss) before provision
for income taxes	28,972	-	106,728	60,915	(148,693)	47,922
Provision for income taxes	7,348	-	4,685	8,045	-	20,078
Net income (loss)	21,624	-	102,043	52,870	(148,693)	27,844
Less: net (loss) income attributable
to noncontrolling interests	(12)	-	-	6,220	-	6,208
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$21,636	$-	$102,043	$46,650	$(148,693)	$21,636

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,523,738	$1,050,023	$-	$3,573,761
Other revenues	1,189	-	15,352	11,525	-	28,066
Total revenues	1,189	-	2,539,090	1,061,548	-	3,601,827
Costs and expenses
Cost of sales	-	-	852,828	331,473	-	1,184,301
Labor and other related	10,282	-	713,508	300,200	-	1,023,990
Other restaurant operating	1,028	-	658,091	267,224	-	926,343
Depreciation and amortization	953	-	103,504	58,274	-	162,731
General and administrative	60,291	-	119,919	69,887	-	250,097
Loss on contingent debt guarantee	24,500	-	-	-	-	24,500
Goodwill impairment	-	-	1,146	9,932	-	11,078
Provision for impaired assets
and restaurant closings	44	-	61,059	77,109	-	138,212
Loss (income) from operations
of unconsolidated affiliates	608	-	-	(2,804)	-	(2,196)
Total costs and expenses	97,706	-	2,510,055	1,111,295	-	3,719,056
(Loss) income from operations	(96,517)	-	29,035	(49,747)	-	(117,229)
Equity in (losses) earnings of subsidiaries	(17,946)	-	1,531	-	16,415	-
Gain on extinguishment of debt	158,061	-	-	-	-	158,061
Other expense, net	(6)	-	-	(192)	-	(198)
Interest expense, net	(87,678)	-	(4,921)	(407)	-	(93,006)
(Loss) income before provision
(benefit) for income taxes	(44,086)	-	25,645	(50,346)	16,415	(52,372)
Provision (benefit) for income taxes	9,940	-	(10,391)	2,485	-	2,034
Net (loss) income	(54,026)	-	36,036	(52,831)	16,415	(54,406)
Less: net loss attributable to
noncontrolling interests	-	-	-	(380)	-	(380)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(54,026)	$-	$36,036	$(52,451)	$16,415	$(54,026)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$-	$-	$2,765,102	$1,174,334	$-	$3,939,436
Other revenues	-	-	12,451	10,970	-	23,421
Total revenues	-	-	2,777,553	1,185,304	-	3,962,857
Costs and expenses
Cost of sales	(133)	-	1,001,246	388,279	-	1,389,392
Labor and other related	(11,158)	-	767,727	338,488	-	1,095,057
Other restaurant operating	-	-	704,177	308,547	-	1,012,724
Depreciation and amortization	2,783	-	113,481	69,522	-	185,786
General and administrative	63,957	-	116,951	82,296	-	263,204
Goodwill impairment	-	-	220,046	384,025	-	604,071
Provision for impaired assets
and restaurant closings	704	-	46,285	65,441	-	112,430
Allowance for notes receivable for
affiliated entity	-	-	-	33,150	-	33,150
Loss (income) from operations
of unconsolidated affiliates	1,062	-	-	(3,405)	-	(2,343)
Total costs and expenses	57,215	-	2,969,913	1,666,343	-	4,693,471
Loss from operations	(57,215)	-	(192,360)	(481,039)	-	(730,614)
Equity in (losses) earnings of subsidiaries	(676,803)	-	522	-	676,281	-
Gain on extinguishment of debt	48,409	-	-	-	-	48,409
Other expense, net	-	-	-	(11,122)	-	(11,122)
Interest (expense) income, net	(148,731)	-	(6,513)	816	-	(154,428)
(Loss) income before (benefit)
provision for income taxes	(834,340)	-	(198,351)	(491,345)	676,281	(847,755)
(Benefit) provision for income taxes	(94,931)	-	(11,092)	718	-	(105,305)
Net (loss) income	(739,409)	-	(187,259)	(492,063)	676,281	(742,450)
Less: net loss attributable to
noncontrolling interests	-	-	-	(3,041)	-	(3,041)
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(739,409)	$-	$(187,259)	$(489,022)	$676,281	$(739,409)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	FOR THE YEAR ENDED DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating
activities	$183,690	$-	$4,086	$37,758	$-	$225,534

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(2,405)	-	-	-	-	(2,405)
Proceeds from sale of Company-owned
life insurance	6,411	-	-	-	-	6,411
De-consolidation of subsidiary	(4,398)	-	-	-	-	(4,398)
Capital expenditures	(6,899)	-	(39,924)	(13,653)	-	(60,476)
Proceeds from the sale of property,
fixtures and equipment	-	-	462	-	-	462
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	7,411	-	9,334	-	-	16,745
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(7,323)	-	(10,537)	-	-	(17,860)
Net cash used in investing activities	(7,203)	-	(40,665)	(13,653)	-	(61,521)

Cash flows used in financing activities:
Repayments of long-term debt	(136,964)	-	(2,372)	(1,517)	-	(140,853)
Proceeds from borrowings
on revolving credit facilities	61,000	-	-	-	-	61,000
Repayments of borrowings
on revolving credit facilities	(55,928)	-	-	-	-	(55,928)
Deferred financing fees	(1,286)	-	-	-	-	(1,286)
Contribution from OSI HoldCo, Inc.	15,000	-	-	-	-	15,000
Contributions from noncontrolling
interests	39	-	-	86	-	125
Distributions to noncontrolling interests	-	-	-	(11,596)	-	(11,596)
Repayment of partner deposit and
accrued buyout contributions	(7,980)	-	(10,080)	(2,876)	-	(20,936)
Receipt of partner deposit and
other contributions	-	-	2,185	729	-	2,914
Net cash used in financing activities	(126,119)	-	(10,267)	(15,174)	-	(151,560)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(1,504)	-	(1,504)
Net increase (decrease) in cash
and cash equivalents	50,368	-	(46,846)	7,427	-	10,949
Cash and cash equivalents at the
beginning of the period	105,906	-	124,560	58,696	-	289,162
Cash and cash equivalents at the
end of the period	$156,274	$-	$77,714	$66,123	$-	$300,111

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	FOR THE YEAR ENDED DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by
operating activities	$(50,766)	$-	$114,138	$79,749	$-	$143,121

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(6,571)	-	-	-	-	(6,571)
Proceeds from sale of Company-owned
life insurance	16,886	-	-	-	-	16,886
Acquisition of business	-	-	-	(450)	-	(450)
Proceeds from disposal of a subsidiary	-	-	-	1,653	-	1,653
Capital expenditures	(2,258)	-	(35,945)	(19,325)	-	(57,528)
Proceeds from the sale of property,
fixtures and equipment	-	-	961	-	-	961
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	15,994	-	9,304	-	-	25,298
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(14,513)	-	(9,269)	-	-	(23,782)
Payments from unconsolidated affiliates	-	-	-	165	-	165
Net cash provided by (used in)
investing activities	9,538	-	(34,949)	(17,957)	-	(43,368)

Cash flows used in financing activities:
Repayments of long-term debt	(13,105)	-	(5,371)	(2,063)	-	(20,539)
Proceeds from borrowings
on revolving credit facilities	23,700	-	-	-	-	23,700
Repayments of borrowings
on revolving credit facilities	(12,700)	-	-	-	-	(12,700)
Extinguishment of senior notes	(75,967)	-	-	-	-	(75,967)
Deferred financing fees	-	-	-	(155)	-	(155)
Purchase of note related to
guaranteed debt	-	-	-	(33,283)	-	(33,283)
Contribution from OSI HoldCo, Inc.	47,000	-	-	-	-	47,000
Contributions from noncontrolling
interests	-	-	-	1,747	-	1,747
Distributions to noncontrolling interests	-	-	-	(9,083)	-	(9,083)
Repayment of partner deposit and
accrued buyout contributions	(69)	-	(2,980)	(4,075)	-	(7,124)
Receipt of partner deposit and
other contributions	-	-	2,085	1,306	-	3,391
Net cash used in
financing activities	(31,141)	-	(6,266)	(45,606)	-	(83,013)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	952	-	952
Net (decrease) increase in cash
and cash equivalents	(72,369)	-	72,923	17,138	-	17,692
Cash and cash equivalents at the
beginning of the period	178,275	-	51,637	41,558	-	271,470
Cash and cash equivalents at the
end of the period	$105,906	$-	$124,560	$58,696	$-	$289,162

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	FOR THE YEAR ENDED DECEMBER 31, 2008
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$157,217	$-	$(40,207)	$35,258	$61,463	$213,731

Cash flows provided by (used in)
investing activities:
Purchases of Company-owned
life insurance	(25,563)	-	-	-	-	(25,563)
Proceeds from sale of Company-owned
life insurance	31,004	-	-	-	-	31,004
Proceeds from disposal of a subsidiary	4,200	-	-	-	-	4,200
Proceeds from sale of non-restaurant
operations	2,900	-	-	-	-	2,900
Proceeds from sale-leaseback transaction	8,100	-	-	-	-	8,100
Capital expenditures	(3,489)	-	(54,533)	(65,867)	-	(123,889)
Proceeds from the sale of property,
fixtures and equipment	-	-	10,501	-	-	10,501
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	146,068	-	5,320	-	-	151,388
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(115,864)	-	(4,587)	-	-	(120,451)
Payments from unconsolidated affiliates	13	-	-	298	-	311
Investments in and advances to
unconsolidated affiliates	(1,600)	-	-	-	-	(1,600)
Net cash provided by (used in)
investing activities	45,769	-	(43,299)	(65,569)	-	(63,099)

Cash flows used in financing activities:
Repayments of long-term debt	(75,000)	-	(9,050)	(1,352)	-	(85,402)
Proceeds from borrowings
on revolving credit facilities	62,000	-	-	-	-	62,000
Extinguishment of senior notes	(11,711)	-	-	-	-	(11,711)
Contributions from noncontrolling
interests	-	-	-	2,208	-	2,208
Distributions to noncontrolling interests	-	-	-	(7,322)	-	(7,322)
Repayment of partner deposit and
accrued buyout contributions	-	-	(10,043)	(7,225)	-	(17,268)
Receipt of partner deposit and
other contributions	-	-	3,783	3,446	-	7,229
Net cash used in financing activities	(24,711)	-	(15,310)	(10,245)	-	(50,266)
Net increase (decrease) in cash
and cash equivalents	178,275	-	(98,816)	(40,556)	61,463	100,366
Cash and cash equivalents at the
beginning of the period	-	-	150,453	82,114	(61,463)	171,104
Cash and cash equivalents at the
end of the period	$178,275	$-	$51,637	$41,558	$-	$271,470

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.         Recently Issued Financial Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) provided accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This guidance is effective January 1, 2011, and the Company does not expect the adoption of this guidance to materially affect its consolidated financial statements.

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

In December 2010, the FASB amended the disclosure requirements for supplementary pro forma information related to business combinations.  The provisions of this guidance require, if comparative financial statements are presented, the pro forma revenue and earnings be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The amendments also require enhanced disclosures including the description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, although early application is permitted. The Company will apply this guidance prospectively to any business combinations completed on or after January 1, 2011, and this guidance will impact the disclosures within the Company’s consolidated financial statements should it acquire any businesses on or after this date.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 18.           Commitments and Contingencies

Operating Leases

The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2011 and 2024. The restaurant facility leases have renewal clauses primarily from five to 30 years exercisable at the option of the Company. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2010, 2009 and 2008 was approximately $204,236,000, $207,383,000 and $216,392,000, respectively, and included contingent rentals of approximately $4,527,000, $3,766,000 and $5,441,000, respectively.

Future minimum rental payments under non-cancelable operating leases (including leases for restaurants scheduled to open in 2011) are as follows (in thousands):

2011	$178,583
2012	174,553
2013	166,335
2014	148,641
2015	130,117
Thereafter	621,288
Total minimum lease payments (1)	$1,419,517
____________
(1)	Total minimum lease payments have not been reduced by minimum sublease rentals of $8,806,000 due in future periods under non-cancelable subleases.

Purchase Obligations

The Company has minimum purchase commitments with various vendors through June 2015. Outstanding commitments consist primarily of minimum purchase commitments of beef, cheese, potatoes and other food and beverage products related to normal business operations and contracts for advertising, marketing, sports sponsorships, printing and technology.  In 2010, the Company purchased approximately 90% of its beef raw materials from four beef suppliers who represented approximately 76% of the total beef marketplace in the United States.

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

In March 2008, one of the Company’s subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006 in the amount of $68,396,000. The IRS asserts that certain cash distributions paid to the Company’s managing, chef and area operating partners who hold partnership interests in limited partnerships with the Company’s affiliates should have been treated as wages and subjected to employment taxes. The Company believes that it has complied and continues to comply with the law pertaining to the proper federal tax treatment of partner distributions.  The Company appealed the proposed assessment to the IRS Office of Appeals.  The Company believes the amounts reasonably likely to be incurred upon final settlement of the issues are not material.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Litigation Related Matters (continued)

On December 29, 2008, American Restaurants, Inc. (“American Restaurants”) filed a Petition with the United States District Court for the Southern District of Florida, captioned American Restaurants, Inc. v. Outback Steakhouse International, L.P., seeking confirmation of a purported November 24, 2008 arbitration award against Outback Steakhouse International, L.P. (“Outback International”), the Company’s indirect wholly-owned subsidiary, in the amount of $97,997,000, plus interest from August 7, 2006.   The award purportedly resolved a dispute involving Outback International’s alleged wrongful termination in 1998 of a Restaurant Franchise Agreement entered into in 1996 concerning one restaurant in Argentina.  On February 20, 2009, Outback International filed its opposition to the petition to confirm and raised five separate and independent defenses to confirmation under Article 5 of the Inter-American Convention on International Commercial Arbitration.  On July 28, 2009, the U.S. District Court for the Southern District of Florida stayed all further proceedings and closed the case administratively, pending final resolution of Outback International’s appeal before the Argentine Commercial Court of Appeals (“Argentine Court of Appeals”) seeking annulment of the purported award.

On December 9, 2008, in accordance with a procedure provided under Argentine law, Outback International filed with the arbitrator a motion seeking leave to file an appeal to nullify the purported award.   On February 27, 2009, the arbitrator denied Outback International’s motion.  On March 16, 2009, Outback International filed a direct appeal with the Argentine Court of Appeals seeking to annul the purported award.  On June 26, 2009, the Argentine Court of Appeals accepted Outback International’s appeal and expressly suspended enforcement of the purported award in Argentina pending the outcome of Outback International’s appeal seeking nullification.    On May 14, 2010, the Argentine Court of Appeals granted Outback International’s petition and declared the purported award null and void. The Argentine Court of Appeals also levied all costs against American Restaurants. On July 7, 2010, American Restaurants filed an extraordinary appeal with the Argentine Court of Appeals arguing that its May 14, 2010 nullification decision was in error and should be reviewed by the Argentine Supreme Court. The Argentine Court of Appeals rejected American Restaurant’s extraordinary appeal on August 20, 2010. On September 3, 2010, American Restaurants filed a direct appeal to the Argentine Supreme Court. On November 23, 2010, the Argentine Supreme Court rejected American Restaurant’s appeal.  Accordingly, the May 14, 2010 decision of the Argentine Court of Appeals nullifying the purported award and levying costs against American Restaurants is final.

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC (“T-Bird”) and its affiliates.  T-Bird is a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants (see Note 20).  The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased.  On July 31, 2009, the court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue.  On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims against the Company and certain of its officers and affiliates.  The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below).  The Company has filed motions to dismiss all counterclaims for failure to state a claim.  The Company believes the counterclaims are without merit.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Litigation Related Matters (continued)

On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted and the case was dismissed.  T-Bird appealed the dismissal and on May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint reinstated.  On September 1, 2010, the California Supreme Court denied without opinion the Company’s petition seeking further review of the California Court of Appeal’s decision and the case was returned to the Los Angeles Superior Court. T-Bird filed an amended complaint on November 29, 2010.  Like the original complaint, T-Bird’s amended complaint claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The amended complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company has moved to dismiss the complaint. The Company and the other defendants believe the suit is without merit.

Guarantees and RY-8, Inc.

The Company guarantees debt owed to banks by one of its joint venture partners and by landlords of one of its Outback Steakhouse restaurants in Korea. The maximum amount guaranteed and the outstanding guaranteed amount were each approximately $25,975,000 at December 31, 2010.  The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. A default would cause the Company to exercise all available rights and remedies.

Pursuant to the Company’s joint venture agreement for the development of Roy’s restaurants, RY-8, its joint venture partner, has the right to require the Company to purchase up to 50% of RY-8’s interest in the joint venture at any time after June 17, 2009.  The purchase price would be equal to the fair market value of the joint venture as of the date that RY-8 exercised its put option multiplied by the percentage purchased.

As of December 31, 2010, the Company is due $3,863,000 from RY-8 for interest and line of credit renewal fees and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 20).  Additional payments on behalf of RY-8 may be required in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.           Commitments and Contingencies (continued)

Insurance

The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2010	2009	2008
Workers' Compensation	$1,500,000	$1,500,000	$1,500,000
General Liability (1)	1,500,000	1,500,000	1,500,000
Health (2)	300,000	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	2,500,000 / 500,000	2,500,000 / 500,000
____________
(1)
For claims arising from liquor liability, there is an additional $1,000,000 deductible until a $2,000,000 aggregate has been met. At that time, any claims arising from liquor liability revert to the general liability deductible.

(2)
The Company is self-insured for all aggregate health benefits claims, limited to $300,000 per covered individual per year. The Company retained the first $375,000, $197,000 and $115,000 of payable losses under the plan as an additional deductible in 2010, 2009 and 2008, respectively.  The insurer's liability is limited to $2,000,000 per individual per year.

(3)
Effective January 1, 2008, the Company has a $2,500,000 deductible per occurrence for all locations other than those included in the PRP sale-leaseback transaction in which the Company sold substantially all of its domestic wholly-owned restaurant properties to its sister company, PRP, and then leased them back under a 15-year master lease (“PRP Sale-Leaseback Transaction”).  In accordance with the terms of the master lease agreement, the Company is responsible for paying PRP’s $500,000 deductible for those properties included in the PRP Sale-Leaseback Transaction.  Property limits are $60,000,000 each occurrence, and there is no quota share of any loss above either deductible level.

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

Subsequent to December 31, 2010, the Company entered into a premium financing agreement for its 2011 general liability and property insurance.  The premium financing agreement for 2010 and 2009 had total premium balances of $2,820,000 and $4,031,000, respectively, at interest rates of 2.75% and 5.25% per year, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, to PRG, an entity formed and controlled by the president of the concept.  Other investors in PRG include a current development partner in certain Carrabba’s Italian Grill restaurants and former Company employees.  Based on the terms of the purchase and sale agreement, the Company continued to consolidate PRG after the sale transaction since the Company was considered the primary beneficiary of the entity under the then applicable accounting guidance.  However, upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company is no longer the primary beneficiary of PRG, and as a result, PRG is no longer considered a related party as of January 1, 2010 (see Note 20).

The Company provided the financing for the sale of the Cheeseburger in Paradise concept in the form of a $2,000,000 promissory note that bears interest at a rate of 600 basis points over the 90-day LIBOR.  The promissory note must be repaid in five annual installments that commence one year from the September 15, 2009 closing date.  In accordance with the terms of the promissory note, the annual principal and interest payment amounts are based on the cash flow of PRG, subject to certain maximum payment limits.  The promissory note and the payment of the purchase price are secured by a first priority purchase money security interest in the membership interests and assets of PRG.  The loan agreement for the promissory note also contains certain protective covenants such as, but not limited to: (i) PRG must obtain the Company’s prior written approval before incurring any additional indebtedness or new lease obligations or before extending or renewing any existing obligations, (ii) the Company retains the right to approve PRG’s financial capital and development plans, (iii) PRG cannot make any distributions, dividends or other payment of funds other than approved in an annual capital and financial plan and (iv) PRG cannot make any substantial change to its executive or management personnel or change its general character of business without the Company’s prior written consent.

The Company also provided PRG a $2,000,000 revolving line of credit to assist with seasonal cash flow shortages.  This line of credit permits borrowing at an interest rate of 600 basis points over 90-day LIBOR. Principal and interest is payable in weekly installments at an amount equal to the available cash balance of PRG after restaurant-level needs, as approved by the Company.  On and after September 15, 2010, the outstanding principal balance on the revolving line of credit may not exceed $1,000,000.  The revolving line of credit matures September 15, 2011.  It is secured by the same collateral as the promissory note with similar protective covenants.  As of December 31, 2010, there have been no draws on the revolving line of credit.

The Company assigned PRG all restaurant property leases under their current terms, except for two locations that are leased under modified terms as provided in the purchase and sale agreement.  For certain of the assigned third-party leases and all of the PRP leases, the Company remains contingently liable.  The buyer is responsible for paying common area maintenance, real estate taxes and other expenses on these restaurant properties.  The Company provided certain accounting, technology, real estate and purchasing services and use of its research and development facility and office services at agreed-upon rates, however, all services except real estate and purchasing services were transitioned to PRG during the first quarter of 2011.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

Private Restaurant Properties, LLC and OSI HoldCo, Inc.

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

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,686,000 and $5,086,000 related to Release Amounts at December 31, 2010 and 2009, respectively, for five closed locations, but it is not required to pay PRP the Release Amounts until the sales occur.  The Company paid PRP $2,077,000 for Release Amounts during 2009 and paid PRP $1,182,000 for certain reimbursable items during 2010.

During 2009 and 2010, the Company received contributions from the Company’s direct owner, OSI HoldCo. These contributions were funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) 336 restaurant properties that are leased to the Company. During the first quarter of 2009, the Company received a contribution of $47,000,000 and used the proceeds to complete a cash tender offer in which it purchased $240,145,000 in aggregate principal amount of its senior notes.  The Company paid $72,998,000 for the senior notes purchased and $6,671,000 of accrued interest.  In December 2010, the Company received a contribution of $15,000,000 from OSI HoldCo and used the proceeds for general corporate purposes.

The Company makes tax payments on behalf of OSI HoldCo and PRP which are recorded as a receivable within “Other current assets” in the Company’s Consolidated Balance Sheets.  During 2010, the Company was reimbursed approximately $2,262,000 for these tax payments, which have no effect on the Company’s Consolidated Statements of Operations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

Kangaroo Holdings, Inc.

In connection with commencement of employment for the Company’s Chief Executive Officer, KHI entered into two separate bonus arrangements in November 2009: a retention bonus (the “KHI Retention Bonus”) and a performance-based bonus (the “KHI Incentive Bonus”). The KHI Retention Bonus provides for an aggregate bonus opportunity of $12,000,000, which is paid by KHI over a four-year period in installments of $1,800,000, $3,000,000 and $3,600,000 (on each of the last two payment dates), generally subject to her remaining continuously employed through the applicable payment date. KHI paid the first installment of $1,800,000 in 2010.  The KHI Incentive Bonus provides for an aggregate bonus opportunity of up to $15,225,000. The KHI Incentive Bonus will generally only be paid by KHI if KHI completes an initial public offering or experiences a change in control (referred to as a “Qualifying Liquidity Event”), with certain amounts only paid if a Qualifying Liquidity Event occurs and certain performance targets are met relating to the value of KHI's common stock at the time of the Qualifying Liquidity Event.  KHI entered into the KHI Incentive Bonus to further incentivize the Chief Executive Officer to strengthen the performance of the Company, to increase KHI shareholder value and ultimately allow such value to be realized through an initial public offering or sale of KHI or the Company.

Shares of KHI restricted stock issued to certain of the Company’s current and former executive officers and other members of management vest each June 14.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $727,000, $3,347,000 and $2,067,000 to these individuals in June and July of 2010, 2009 and 2008 respectively, for their personal income tax and associated interest obligations that resulted from vesting.  As of December 31, 2010, a total of $6,140,000 of loans to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future.

Bain, Catterton, Founders and Board of Directors

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the management agreement, the Management Company provides management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company receives an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $11,606,000, $10,720,000 and $9,906,000 for the years ended December 31, 2010, 2009 and 2008, respectively, were included in general and administrative expenses in the Company’s Consolidated Statements of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

Bain, Catterton, Founders and Board of Directors (continued)

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

The Company holds an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest in any Fleming’s Prime Steakhouse and Wine Bar restaurants that opened prior to 2009.  The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by of the Chairman of the Board of Directors and former named executive officer of the Company, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries.  The Company assumed the minority interest holder’s 7.88% ownership interest in any Fleming’s Prime Steakhouse and Wine Bar restaurants that opened in 2009 and AWA III Steakhouses, Inc.’s interest remains at 2.50% for these restaurants.

T-Bird Nevada, LLC

The Company was the guarantor of an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with the Company’s California franchisees of Outback Steakhouse restaurants.  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants.  The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates (see Note 18).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.           Related Parties (continued)

Other

The Company holds a 50% ownership interest in the Brazilian Joint Venture, which was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. At December 31, 2010 and 2009, the net investment of $31,035,000 and $22,103,000, respectively, was recorded in “Investments in and advances to unconsolidated affiliates, net,” and a foreign currency translation adjustment of $3,467,000 and $4,203,000, respectively, was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and the Company’s share of earnings or losses of $5,465,000, $2,724,000 and $3,257,000 was recorded in “Income from operations of unconsolidated affiliates” in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, respectively.

One of the current and one of the former owners of the Company’s primary domestic beef cutting operation have a greater than 50% combined ownership interest in SEA Restaurants, LLC, the Company’s franchisee of six Outback Steakhouse restaurants in Southeast Asia.  These individuals have not received any distributions related to this ownership interest.

20.           Variable Interest Entities

The Company consolidates variable interest entities in which the Company is deemed to have a controlling financial interest as a result of the Company having (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements (see Note 2).

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, have been funded by loans to RY-8 from a third party where the Company provides a guarantee (see Note 11). The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $28,677,000 and $10,468,000, respectively, at December 31, 2010 and $33,721,000 and $7,586,000, respectively, at December 31, 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Variable Interest Entities (continued)

Roy’s and RY-8, Inc. (continued)

The Company consolidates RY-8 because the Company’s guarantee of RY-8’s debt, which was renewed on April 1, 2009, indicated that the Company was likely to absorb the majority of RY-8’s expected losses, as RY-8 does not have sufficient resources to fund its activities without additional subordinated financial support.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  During the three months ended March 31, 2009, the Company recorded a loss related to its guarantee of $24,500,000 in its Consolidated Statement of Operations based on its determination that its performance under a long-term contingent obligation was probable.  On April 1, 2009, the Company reclassified its $24,500,000 contingent obligation to guaranteed debt and beginning on that date, the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income (loss) attributable to noncontrolling interests.”  No other assets or liabilities were recorded as a result of consolidating RY-8. All material intercompany balances and transactions have been eliminated.  The adoption of new accounting guidance for variable interest entities on January 1, 2010 did not affect the Company’s consolidation of RY-8.  The Company determined that it remains RY-8’s primary beneficiary because its implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses.

T-Bird Nevada, LLC

The Company was the guarantor of an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with its California franchisees of Outback Steakhouse restaurants.  The Company was required to consolidate T-Bird effective January 1, 2004 because the Company determined that it absorbed the majority of expected losses.  T-Bird used proceeds from the line of credit for loans to its affiliates that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants.  The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.

On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  In anticipation of receiving a notice of default subsequent to the end of the year, the Company recorded a $33,150,000 allowance for the T-Bird Loan receivables during the fourth quarter of 2008.  Since T-Bird defaulted on its line of credit, the Company has the right to call into default all of its franchise agreements in California and exercise any rights and remedies under those agreements as well as the right to recourse under loans T-Bird has made to individual corporations in California which own the land and/or building that is leased to those franchise locations.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates (see Note 18).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Variable Interest Entities (continued)

T-Bird Nevada, LLC (continued)

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company is no longer the primary beneficiary of T-Bird since it does not have direct involvement in the entity nor does it have the power to direct the activities that most significantly impact the entity.  As a result, on January 1, 2010, the Company deconsolidated T-Bird (see Note 1).  The effect of the de-consolidation was not material to the Company’s consolidated financial statements.

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

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010 (see Note 1). The Company determined that certain rights pursuant to a $2,000,000 promissory note owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  Deconsolidated assets and liabilities were $9,433,000 and $8,314,000, respectively, at December 31, 2009.  The maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $29,508,000 related to lease payments over a period of 12 years in the event that PRG defaults on certain third-party leases, of which $25,793,000 relates to lease payments to the Company’s sister company, PRP (see Note 19).  The amount recorded for these potential lease payments at December 31, 2010 is immaterial to the Company’s Consolidated Balance Sheet.  The Company recorded a $2,000,000 allowance for the PRG promissory note during the first quarter of 2010.

21.           Segment Reporting

The Company operates casual dining restaurants under five brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and the Company believes it meets the criteria for aggregating its operating segments, which are the five brands, into a single reporting segment in accordance with the applicable accounting guidance.  Approximately 8% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008 were attributable to operations in foreign countries, and approximately 6% of the Company’s total long-lived assets, excluding goodwill and intangible assets, were located in foreign countries where the Company holds assets as of December 31, 2010 and 2009.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.           Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated (in thousands):

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2010	2010	2010	2010
Revenues	$911,379	$852,637	$916,980	$947,470
Cost of sales	289,504	269,997	292,149	300,301
Net income (loss)	14,666	(7,326)	19,231	1,273
Net income (loss) attributable to OSI Restaurant Partners, LLC	12,689	(7,708)	17,633	(978)

	DECEMBER 31,	SEPTEMBER 30,	JUNE 30,	MARCH 31,
	2009	2009	2009	2009
Revenues	$889,882	$841,781	$905,770	$964,394
Cost of sales	292,010	279,456	291,496	321,339
Net (loss) income (1)	(29,091)	(20,672)	(88,055)	83,412
Net (loss) income attributable to OSI Restaurant Partners, LLC (1)	(29,916)	(20,196)	(86,261)	82,347
____________
(1)
Includes an aggregate $3,755,000, $15,115,000, $123,284,000 and $7,136,000 in goodwill impairment and provision for impaired assets and restaurant closings in the fourth, third, second and first quarters of 2009, respectively.

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Unitholder of
OSI Restaurant Partners, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in unitholder's (deficit) equity, and cash flows present fairly, in all material respects, the financial position of OSI Restaurant Partners, LLC and its subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) for each of the three years in the period ended December 31, 2010 present fairly, in all material respects, the information set forth when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Tampa, FL
March 31, 2011

OSI Restaurant Partners, LLC

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

OSI Restaurant Partners, LLC
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

OSI Directors

A. William Allen III, 51, served as Chief Executive Officer from March 2005 to November 15, 2009, and has been a director since April 2005 and Chairman since November 2009. From January 2004 to March 2005, Mr. Allen served as President of West Coast Concepts of the Company. He is a co-founder of Fleming’s Prime Steakhouse & Wine Bar and served as its President from October 1999 until January 2004. From April 2002 to January 2004, Mr. Allen also served as President of Roy’s. From March 1998 to November 1998, Mr. Allen served as Chief Executive Officer of Kookooroo, a California chicken bistro. In the 1990’s, Mr. Allen served as Chief Executive Officer of La Madeleine, a French countryside cafe. The Board of Directors believes Mr. Allen’s qualifications to sit as a member include his experience of more than 30 years in the restaurant industry, as well as his leadership as a director and officer with this Company for 13 of those years.

Andrew B. Balson, 44, has served of the Company since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1996, Mr. Balson was a consultant at Bain & Company. Previously Mr. Balson worked in the Merchant Banking Group at Morgan Stanley & Co. and in the leveraged buyout group at SBC Australia. Mr. Balson serves on the Board of Directors of Domino’s Pizza, Inc., FleetCor Technologies, Inc., and Dunkin’ Brands, Inc., as well as a number of other private companies. Mr. Balson also served as a director of Burger King Corporation from 2002 to June 2008. The Board of Directors believes Mr. Balson’s qualifications to sit as a member include his extensive experience with global companies, his industry and financial expertise and his years of experience providing strategic advisory services to complex organizations.

Robert D. Basham, 63, is a founder of the Company and has served as a director since 1991. Mr. Basham was Chief Operating Officer from its formation in 1991 until March 2005, at which time he resigned as Chief Operating Officer and was appointed Vice Chairman of the Board until June 2007. From 1988 to 1991, Mr. Basham founded the Company and developed Outback Steakhouse restaurants prior to it going public. From 1983 to 1987, Mr. Basham formed Sunstate Restaurant Corporation to develop the Chili's Concept as a franchisee and joint venture partner in Georgia and Florida. The company later merged with Chili's, Inc. in 1987. From 1973 to 1983, Mr. Basham was employed with Steak & Ale Restaurant Company. He later became Vice President of Operations of the Bennigan's concept and was instrumental in the successful nationwide expansion of it. The Board of Directors believes Mr. Basham’s qualifications to sit as a member include his 38 years of experience in the restaurant industry providing a historical perspective of the Company’s business and strategic challenges, including his leadership as a director and executive officer with this Company for over 20 years.

J. Michael Chu, 52, has served as a director since June 2007 and is a Managing Partner of Catterton Partners, a private equity firm he Co-Founded in 1989.  Prior to forming Catterton, Mr. Chu held a variety of senior positions with First Pacific Company, a Hong Kong-based publicly listed investment and management company, which he joined in 1983. Among his positions while at First Pacific included Vice President and Corporate Treasurer, First Pacific (Hong Kong); Director of Finance, Hagemeyer N.V. (Netherlands); and Vice President and Treasurer, Hibernia Bank (San Francisco). Mr. Chu received a B.A. with highest honors in Psychology and Economics from Bates College, where he has been a member of the Board of Trustees since 1995. He is also a member of the Committee of 100, the leading Chinese-American philanthropic organization. The Board of Directors believes Mr. Chu's qualifications to sit as a member include his extensive experience in managing capital intensive operations, international operations, corporate finance and strategic advisory services.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Directors (continued)

Philip H. Loughlin, 43, has served as a director since June 2007 and is a Managing Director of Bain Capital.  Prior to joining Bain Capital in 1996, Mr. Loughlin was a consultant at Bain & Company and also served in operating roles at Eagle Snacks, Inc and Norton Company.    Mr. Loughlin serves on the Board of Directors of Applied Systems, Inc., Ariel Holdings, Ltd., AMC Entertainment and Ship (WorldPay) Luxco.  The Board of Directors believes Mr. Loughlin’s qualifications to sit as a member include his strong executive background in corporate strategic development and organizational acumen.

Mark E. Nunnelly, 52, has served as a director since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1989, Mr. Nunnelly was a Vice President of Bain & Company, with experience in the domestic, Asian and European strategy practices. Previously, Mr. Nunnelly worked at Procter & Gamble in product management. Mr. Nunnelly serves on the Board of Directors of CHL, Ltd., Domino's Pizza, Inc., Dunkin' Brands, Inc. and Warner Music Group Corp., as well as a number of private companies and not-for-profit corporations. Mr. Nunnelly serves as a member of the compensation committees of Domino’s Pizza, Inc., Warner Music Group Corp. and Dunkin’ Brands, Inc., as well as on the executive committee for Dunkin’ Brands, Inc. The Board of Directors believes Mr. Nunnelly’s qualifications to sit as a member include his industry experience, his extensive experience with managing capital intensive industry operations and his strong skills in international operations and strategic planning.

Elizabeth A. Smith, 47, has served as the Chief Executive Officer and a director since November 2009. From September 2007 to October 30, 2009, Ms. Smith was President of Avon Products, Inc. and was responsible for its worldwide product-to-market processes, infrastructure and systems, including Global Brand Marketing, Global Sales, Global Supply Chain and Global Information Technology. In January 2005, Ms. Smith joined Avon as President, Global Brand, and was given the additional role of leading Avon North America in August 2005. From September 1990 to September 2004, Ms. Smith worked in various capacities at Kraft Foods, Inc. and from November 2004 to December 2008, served as a director of Carter’s, Inc.  Ms. Smith is a member of the Board of Directors and the audit committee of Staples, Inc., and also is a member of the Board of Directors and the compensation committee of Big Brothers, Big Sisters of America. The Board of Directors believes Ms. Smith’s qualifications to sit as a member include her extensive experience with global companies and retail sales, her expertise in corporate strategy development and her knowledge of marketing, sales, supply chain and information technology systems.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Directors (continued)

Chris T. Sullivan, 63, is a founder of the Company and has served as a director since 1991. Mr. Sullivan was the Chairman of the Board from 1991 until June 2007 and was the Chief Executive Officer from 1991 until March 2005. From 1988 to 1991, Mr. Sullivan founded the Company and developed Outback Stekhouse restaurants prior to it going public. From 1983 to 1987, Mr. Sullivan formed Sunstate Restaurant Corporation to develop the Chili's Concept as a franchisee and joint venture partner in Alabama, Georgia and Florida. The company later merged with Chili's, Inc. in 1987. Mr. Sullivan began his career with Steak & Ale Restaurant Company in 1972 as a restaurant manager trainee and held various other positions of increasing responsibility including Executive Vice President from 1981 to 1983. Mr. Sullivan has served on the Board of Directors of Lightyear Network Solutions, Inc., formerly known as Libra Alliance Corporation, a provider of telecommunications services to businesses and residential consumers, since March 4, 2010. The Board of Directors believes Mr. Sullivan’s qualifications to sit as a member include almost four decades of experience in the restaurant industry providing a historical perspective of the Company’s business and strategic challenges, including his leadership as a director and executive officer with this Company for over 20 years.

Mark A. Verdi, 44, has served as a director since June 2007 and is a Managing Director of Bain Capital, LLC. Prior to joining Bain Capital in 2004, Mr. Verdi worked for IBM Global Services (“IBM”). While at IBM, he played a leadership role in the acquisition and integration of PricewaterhouseCoopers’ Management Consulting Group into IBM and led the Financial Services Business Transformation Outsourcing Group globally. Mr. Verdi also served as Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and as a member of the Board of Directors of Mainspring, Inc., a public strategy consulting firm. Earlier in his career, he spent eight years with PricewaterhouseCoopers. Mr. Verdi has also been a director of each of Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc. and Burlington Coat Factory Holdings, Inc. since October 2007.  In addition, Mr. Verdi serves on the board of Styron Luxco Sarl. In addition to his directorships, Mr. Verdi currently serves on the Audit Committee of Burlington Coat Factory Holdings, Inc. The Board of Directors believes Mr. Verdi’s qualifications to sit as a member include executive background in public and financial accounting matters for complex global organizations and years of experience in providing strategic advisory services.

OSI Executive Officers

Jody L. Bilney, 49, has served as Chief Brand Officer and Executive Vice President since January 2008, and Chief Marketing Officer of Outback Steakhouse of Florida, LLC (“OSF”), a subsidiary of the Company, from October 2006 to January 2008. Ms. Bilney was the Executive Vice President, Chief Marketing Officer at Openwave Systems, a global provider of software products and services for the communications industry from August 2005 until September 2006, and she was Executive Vice President, Chief Marketing Officer of Charles Schwab & Co., Inc., a securities brokerage, banking and related financial services company from July 2002 to January 2005.

Roger V. Chacko, 44, has served as Chief Strategy and Market Intelligence Officer since July 2010. Mr. Chacko most recently served as Executive Vice President and Chief Marketing Officer of USAA, a fully integrated financial services company for the military and their families which is governed by banking, insurance and investment requirements, from 2007 to 2010. From April 2007 to August 2007, Mr. Chacko served as Corporate Vice President of Global Marketing Knowledge and Intelligence of Kimberly-Clark Corporation. From January 2004 to March 2007, Mr. Chacko served as Senior Vice President of Strategy Development and Consumer, Channel, Competitive and Category Intelligence of Mars, Incorporated, a private company. Prior to that he served for over 15 years in a variety of senior management positions at ConAgra Foods, Inc., Danone, a European publicly traded company, and Kellogg Company.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Executive Officers (continued)

Michael W. Coble, 62, has served as President of Outback Steakhouse International, LLC, a wholly owned subsidiary, since January 2002 and as a director of that entity since April 2006. From January 2001 to December 2001, he was Vice President of Operations of that entity. He also serves as a director of several other international subsidiaries including: Bloomin Hong Kong, Ltd., Outback Steakhouse Japan Co., Ltd., Outback Steakhouse Korea, Ltd., Outback Philippines Development Holdings Corp. and Outback Steakhouse International Investment Co.

John W. Cooper, 58, has served as President of Bonefish Grill, LLC, a wholly owned subsidiary, since August 2001.

Joseph J. Kadow, 54, has served as Executive Vice President and Chief Officer - Legal and Corporate Affairs since April 2005, and as Senior Vice President, General Counsel and Secretary since April 1994. He also serves as Executive Vice President, Chief Officer - Legal and Corporate Affairs and Secretary of several other subsidiaries.

Dirk A. Montgomery, 47, has served as Chief Financial Officer and Senior Vice President since November 2005. He also serves as Senior Vice President and Chief Financial Officer of several other subsidiaries. Mr. Montgomery served as Retail Senior Financial Officer of ConAgra Foods, Inc. from November 2004 to October 2005. From 2000 to 2004, he was employed as Chief Financial Officer by Express, a subsidiary of Limited Brands, Inc.

David A. Pace, 51, has served as Chief Resources Officer and Executive Vice President since August 2010. Mr. Pace has served as President of Jonathan’s Stage, a not-for-profit organization, since 2008 and serves on the board of UP2US, a national not-for-profit focused on sports-based youth development.  Mr. Pace also served as a consultant for Egon Zehnder International from 2009 to 2010. From 2002 to 2008, Mr. Pace served as Executive Vice President of Partner Resources for Starbucks Coffee Company. From 2001 to 2002, Mr. Pace served as Executive Vice President and Chief Administrative Officer of i2 Technologies, Inc. From 1999-2000, Mr. Pace served as Senior Vice President of Human Resources for HomeGrocer.com, Inc., a part of the Amazon.com family. From 1981 to 1997, Mr. Pace held various positions with PepsiCo, Inc. and after its spin-off of YUM Brands (“YUM”), he worked for YUM from 1997 to 1999. Mr. Pace also has held the following board positions: University of Southern California, Center for Effective Organizations, Director 2004 – 2008; Human Resources Policy Association, Director 2003 – 2008; America SCORES, Director 2003 – 2008; Cornell University – Center for Advanced Human Resource Studies, Director 2002 – 2008; Starbucks Foundation, Director 2002 – 2008; and Taco Bell Foundation, Director 1994 – 1995.

Richard L. Renninger, 43, has served as Chief Development Officer and Executive Vice President since January 2008, and Senior Vice President of Real Estate and Development of OSF from May 2005 to January 2008. He also serves as Senior Vice President of several other subsidiaries. Mr. Renninger served as Vice President of Real Estate of Rare Hospitality International, Inc. (acquired by Darden Restaurants, Inc. in 2007) which operated multiple brand restaurants from 2002 until May 2005. From 1992 to 2002, Mr. Renninger was employed by Waffle House, Inc., a private restaurant company, in various capacities of increasing responsibility.

Steven T. Shlemon, 51, has served as President of Carrabba’s Italian Grill, LLC, a wholly-owned subsidiary, since April 2000.

Elizabeth A. Smith, 47, has served as Chief Executive Officer since November 16, 2009. See “OSI Directors” above for more information.

Jeffrey S. Smith, 48, has served as President of OSF since April 2007. Mr. Smith served as a Vice President of Bonefish Grill, LLC from May 2004 to April 2007 and as Regional Vice President – Operations of OSF from January 2002 to May 2004.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

OSI Executive Officers (continued)

Irene Wenzel, 48, has served as Chief Procurement Officer since February 2009. Ms. Wenzel served as Senior Vice President from April 2004 to February 2009 and also as Senior Vice President of Purchasing of OSF from April 2003 to April 2004. Ms. Wenzel also served as Vice President of Purchasing of OSF from April 1998 to April 2003.

Charles M. Weston, 63, has served as Chief Information Officer (“CIO”) and Senior Vice President since August 2010. Mr. Weston served as CIO and Chief Technology Officer (“CTO”) for Winn-Dixie Stores, Inc. from February 2005 to August 2010 and from October 2004 to January 2005, respectively. From May 2000 to September 2004, Mr. Weston served under several roles including Director of Information Technology of Home Depot, Inc. From 1992 to May 2000, Mr. Weston served as CTO and CIO of American Retail Group, Inc., a private company.

Each person identified above is a United States citizen. The business address of each person identified above is c/o OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

Legal Proceedings

On February 19, 2009, the Company filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and its affiliates. T-Bird is a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants. The action seeks payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies. The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,000,000 at the time it was purchased. On July 31, 2009, the Hillsborough County Circuit Court denied T-Bird’s motions to dismiss for lack of personal jurisdiction and improper venue. On September 11, 2009, T-Bird and certain of its affiliates filed an answer and counterclaims. The answer generally denied T-Bird's liability on the loan, and the counterclaims restated the same claims made by T-Bird in its California action (as described below). The Company has filed motions to dismiss all counterclaims for failure to state a claim.  The Company believes the counterclaims are without merit.

On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company, Messrs. Basham and Sullivan, directors of the Company, Mr. Kadow, an executive officer of the Company, Bain Capital Partners, LLC, Bain Capital (OSI) IX, L.P., Bain Capital Fund IX, L.P., Catterton Management Partners, LLC, Catterton Partners, VI, L.P., Catterton Partners VI Offshore, L.P., and Kangaroo Holdings, Inc., in the Superior Court of the State of California, County of Los Angeles.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted and the case was dismissed.  On May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint reinstated.  On September 1, 2010, the California Supreme Court denied without opinion the Company’s petition seeking further review of the California Court of Appeal’s decision and the case was returned to the Los Angeles Superior Court. T-Bird filed an amended complaint on November 29, 2010.  Like the original complaint, T-Bird’s amended complaint claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The amended complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company has moved to dismiss the complaint. The Company and the other defendants believe the suit is without merit.

OSI Restaurant Partners, LLC

Item 10.  Directors, Executive Officers and Corporate Governance (continued)

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

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

Audit Committee

The Audit Committee of the Board is responsible for overseeing the Company’s financial reporting process on behalf of the Board and operates under a written charter adopted by the Board, which is available upon request by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. From January 2010 through December 1, 2010, the Audit Committee was comprised of Messrs. Loughlin and Chu. As of December 2, 2010, the Audit Committee is comprised of Messrs. Allen, Loughlin and Chu. Mr. Loughlin serves as Chairman of the Audit Committee. The Board has not determined whether any member of the Audit Committee is an Audit Committee Financial Expert within the meaning of Item 407(d)(5) of Regulation S-K of the Exchange Act because it believes the qualifications and experience of Messrs. Allen, Loughlin and Chu are appropriate to satisfy the Audit Committee’s responsibilities.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses our compensation policies and decisions regarding our executive officers and describes the material elements of their compensation.

Executive Compensation Program Oversight

Our Board of Directors has the ultimate responsibility for approving compensation for each of our executive officers, including the executive officers disclosed in the “Summary Compensation Table” (the “Named Executive Officers”). The compensation committee, which is comprised of Andrew B. Balson, J. Michael Chu and Chris T. Sullivan (the “Compensation Committee”), operates pursuant to a charter that is approved by the Board of Directors and has the responsibilities described below.

Compensation Philosophy and Objectives

The Compensation Committee is responsible for all aspects of the compensation program for the Company’s executive officers, certain other corporate level executives and operating unit Presidents. The primary objective of the Compensation Committee is to provide oversight for executive compensation in order to ensure a competitive total compensation package that enables the Company to attract and retain qualified executives and that motivates such executives to enhance total Company and business unit performance and increase the Company’s equity value. The Company’s executive compensation program is weighted towards incentive compensation in the form of both cash bonuses (primarily performance-based) and stock options.  The Company granted stock options at the time of the Merger, and it grants stock options in connection with certain new hires and promotions.  The Company generally does not make annual equity awards.  The Compensation Committee believes that equity ownership incentivizes and motivates management to create sustainable equity value.

The Company intends to provide executive officers with a total compensation package that compensates them equitably in relation to the marketplace based on the Compensation Committee’s knowledge of compensation practices within the industry and publicly available information. The Compensation Committee, however, does not rely upon a formal peer company analysis to benchmark executive compensation. Instead, the Compensation Committee considers the following factors, among others, in setting total executive compensation:

•	the Company’s size and complexity;
•	level of responsibility;
•	individual experience;
•	the Company’s performance (sales, earnings and growth);
•	individual performance;
•	internal equity;
•	inflation and competitive considerations; and
•	the anticipated level of difficulty of replacing the executive.

In addition, in the case of newly hired executive officers, the Compensation Committee also considers the executive compensation levels and programs at his or her prior employer.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Philosophy and Objectives (continued)

The Compensation Committee determines the type and amount of compensation for the Named Executive Officers, consistent with the philosophy above. Except as described below with respect to the Company’s Chief Executive Officer, salary and bonus plans for the Named Executive Officers are recommended by management to the Compensation Committee for its consideration and approval subject to the terms of each Named Executive Officer’s employment agreement. The Compensation Committee reviews management’s recommendations in light of the Company’s proposed budget and annual plan and each Named Executive Officer’s performance evaluation. The Compensation Committee, however, has the ultimate responsibility for determining and setting the compensation for the Named Executive Officers.

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

Compensation Elements

The principal components of compensation for our executive officers consist of the following:

• base salary;
• performance and retention-based cash incentives;
• long-term stock incentives, generally in the form of stock options;
• other benefits and perquisites; and
• change in control and termination benefits.

Mix of Total Compensation

A significant percentage of total compensation is allocated to performance-based compensation.  There is no pre-established policy or target formula for the allocation between either cash and non-cash or short-term and long-term incentive compensation programs.  Rather, the Compensation Committee establishes the level and mix of incentive compensation based in part on informal market comparisons, its view of internal equity and other relevant considerations, such as rewarding extraordinary performance.  Cash compensation includes base salary and performance and retention-based incentives, and for our Named Executive Officers, the performance-based incentives are targeted to approach or exceed base salaries to emphasize performance-based compensation.  Long-term stock incentives in the form of stock options supplement cash compensation and provide value when the Company’s equity value increases.  Stock options generally are only realizable upon a liquidity event such as a change in control or initial public offering.  Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service.  Restricted stock currently is not included as a form of compensation by the Compensation Committee, but its inclusion may be re-evaluated from time to time.  In evaluating annual compensation of our executive officers and other members of management, the Compensation Committee takes into consideration equity compensation as a percentage of total compensation, consistent with our philosophy that equity incentives more closely align the interests of our employees with the long-term interests of our Company.  Other benefits and perquisites represent only a small percentage of total compensation.  Each of the Named Executive Officers is a party to an employment agreement that sets a certain baseline level of compensation.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Base Salary

Base salary levels reflect demonstrated experience, skills and competencies. Base salary levels of executive officers may be adjusted as part of the performance review process, upon an executive officer’s promotion or other change in job responsibilities or if necessary to address internal or external equity issues as recommended by management. Base salaries of the Named Executive Officers are listed in the table below. The Compensation Committee has not increased base salaries for the Named Executive Officers who were our employees at the time of the Merger since the Merger.

NAMED EXECUTIVE OFFICER	2010 BASE SALARY	INCREASE FROM 2009
Elizabeth A. Smith	$1,000,000	$-
Dirk A. Montgomery	472,000	-
Joseph J. Kadow	497,640	-
David A. Pace (1)	485,000	N/A
Steven T. Shlemon	500,000	-
__________________
(1)	Mr. Pace was hired as Executive Vice President and Chief Resource Officer effective August 16, 2010.

Performance and Retention-Based Cash Incentives

Except for retention-based bonuses described below, cash incentives are paid under bonus plans based on the achievement of annual financial objectives. Bonus plans are generally intended to provide incentives and rewards to the Named Executive Officers for achievement of annual financial goals. The design of the bonus plans reflects the Compensation Committee’s belief that a significant portion of annual compensation for each Named Executive Officer should be based on the financial performance of the Company.

Annual performance-based cash incentive targets are established so that the total potential annual cash compensation of the Named Executive Officers is competitive with the marketplace.  The following table presents the 2010 annual performance-based cash incentive target for each Named Executive Officer, as a percentage of his or her base salary:

ANNUAL PERFORMANCE-BASED
CASH INCENTIVE TARGET,
AS A PERCENTAGE OF
NAMED EXECUTIVE OFFICER	BASE SALARY
Elizabeth A. Smith	85%
Dirk A. Montgomery	150%
Joseph J. Kadow	100%
David A. Pace	100%
Steven T. Shlemon	85%

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Performance and Retention-Based Cash Incentives (continued)

In 2010, annual bonus compensation for the Named Executive Officers (the “Annual Bonus Plan”) was based solely on the Company’s 2010 financial performance relative to Adjusted EBITDA (the “Adjusted EBITDA Bonus”) and comparable sales performance targets (the “Comparable Sales Bonus”).  “Adjusted EBITDA” is calculated by adjusting earnings before interest, taxes, depreciation and amortization (“EBITDA”) to exclude certain stock-based compensation expenses, non-cash expenses, and significant non-recurring items.  The maximum payout for each Named Executive Officer is capped at 150% of the executive’s annual cash incentive target.  Adjusted EBITDA and comparable sales performance targets were established by the Compensation Committee at a corporate plan level and at concept-specific plan levels at the beginning of the year based on consideration of Company initiatives as well as industry and general economic conditions and trends, among other considerations.  Since Mr. Shelmon’s responsibilities are specific to Carrabba’s Italian Grill, 75% of his annual cash incentive target was based on the concept-specific plan level and 25% was based on the corporate plan level.  In addition, in 2010, Ms. Smith also was entitled to receive bonus amounts under the KHI bonuses described below in accordance with the terms of those bonus agreements.

The Adjusted EBITDA Bonus was equal to 50% of each Named Executive Officer’s total annual cash incentive target and was based on the Company’s 2010 financial performance relative to Adjusted EBITDA.  The Adjusted EBITDA Bonus at the corporate plan level was paid on a sliding scale of Adjusted EBITDA that began at $330 million to a maximum bonus potential payout at Adjusted EBITDA of $390 million.  The Adjusted EBITDA Bonus at the concept-specific plan level for Carrabba’s Italian Gill was paid on a sliding scale of Adjusted EBITDA that began at $63.1 million to a maximum bonus potential payout at Adjusted EBITDA of $75.9 million.

The Comparable Sales Bonus was equal to 50% of each Named Executive Officer’s total annual cash incentive target and was based on the Company’s 2010 comparable sales performance relative to the Company’s 2010 comparable sales targets.  The Comparable Sales Bonus at the corporate plan level was paid on a sliding scale of comparable sales achievement that began at -4.4% to a maximum bonus potential payout at -0.4%.  The Comparable Sales Bonus at the concept-specific plan level for Carrabba’s Italian Gill was paid on a sliding scale of comparable sales achievement that began at -4.2% to a maximum bonus potential payout at -0.2%.

In connection with Ms. Smith’s commencement of employment in 2009, KHI entered into two separate bonus arrangements with Ms. Smith: a retention bonus (the “KHI Retention Bonus”) and a performance-based bonus (the “KHI Incentive Bonus”). The KHI Retention Bonus provides for an aggregate bonus opportunity of $12,000,000, which will be paid to Ms. Smith by KHI over a four-year period in installments of $1,800,000, $3,000,000 and $3,600,000 (on each of the last two payment dates), generally subject to her remaining continuously employed through the applicable payment date. KHI structured the KHI Retention Bonus with larger payments scheduled on the later payment dates in order to provide a greater incentive to Ms. Smith to remain employed through the term of her employment agreement. The KHI Incentive Bonus provides for an aggregate bonus opportunity of up to $15,225,000. The KHI Incentive Bonus will generally only be paid to Ms. Smith by KHI if KHI completes an initial public offering or experiences a change in control (referred to as a “Qualifying Liquidity Event”), with certain amounts only paid if a Qualifying Liquidity Event occurs and certain performance targets are met relating to the value of KHI's common stock at the time of the Qualifying Event.  KHI entered into the KHI Incentive Bonus to further incentivize Ms. Smith to strengthen the performance of the Company and to increase KHI shareholder value to better position KHI to realize such increased value through an initial public offering or sale of KHI or the Company.

Performance and retention-based cash incentives earned by the Named Executive Officers are reflected in the “Summary Compensation Table.” Threshold, target and maximum payments for 2010 under the Annual Bonus Plan are reflected in “Grants of Plan-Based Awards for Fiscal 2010.”

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Performance and Retention-Based Cash Incentives (continued)

In 2011, annual bonus compensation for the Named Executive Officers will be similar to the Company’s 2010 annual bonus compensation with higher targets for both Adjusted EBITDA and comparable sales.  The maximum payout for each Named Executive Officer will again be capped at 150% of their annual cash incentive target.  Adjusted EBITDA and comparable sales performance targets were established by the Compensation Committee at the beginning of 2011 based on consideration of Company initiatives as well as industry and general economic conditions and trends, among other considerations.  Since Mr. Shelmon’s responsibilities are specific to Carrabba’s Italian Grill, 50% of his annual cash incentive target will be based on the concept-specific plan level and 50% will be based on the corporate plan level.  In addition, in 2011, Ms. Smith will continue to be entitled to receive bonus amounts under her KHI Retention Bonus and her KHI Incentive Bonus.

Long-Term Stock Incentives

The long-term incentive component of the compensation package is primarily comprised of stock options (and historically restricted stock) and is utilized to help align compensation of Named Executive Officers with the Company’s long-term financial performance.

Stock Options

Stock options are a form of compensation designed to reward performance with a longer-term focus, facilitate equity ownership and deter recruitment of our key personnel by competitors and others.  Awards under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) are intended to align the long-term incentives of our executives with those of KHI’s stockholders. Grants of stock options are generally limited to the Company’s executive officers and other key employees and managers of the Company who are in a position to contribute substantially to the growth and success of the Company.

The KHI Equity Plan contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control. If an employee’s termination of employment is a result of death or disability, by the Company other than for Cause or by the employee for Good Reason (see “Potential Payments upon Termination or Change in Control” section for a summary of these definitions), KHI may repurchase exercised stock under this call option at fair market value. If an employee’s termination of employment is by the Company for Cause or by the employee without Good Reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value.  Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option.  As a result of the transfer restrictions and call option, the Company does not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control.  However, because of a 2009 stock option amendment to Mr. Kadow’s stock options that removed the management call option, the Company records compensation expense for Mr. Kadow’s stock options.

In November 2009, Ms. Smith received a stock option grant that contained a modified form of the management call option for one quarter of the option shares. In accordance with accounting guidance for stock-based compensation, this form of the management call option does not preclude the Company from recording compensation expense during the vesting period. Compensation expense is not recorded for the remaining three quarters of the options shares since they are not considered vested from an accounting standpoint until the occurrence of a Qualifying Liquidity Event, as defined in Ms. Smith’s stock option agreement.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Long-Term Stock Incentives

Stock Options (continued)

In March 2010, the Compensation Committee of KHI approved a stock option exchange program under which all then active executive officers, other than Ms. Smith (since her stock options already had an exercise price of $6.50 per share), and all other then active employees of the Company had the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share.  The Compensation Committee approved this program since, as result of the decline in the fair market value of KHI common stock, a major component of the Company’s total compensation package had been significantly weakened.  Many employees of the Company perceived that their stock options were of limited value, which meant that the stock options granted to them were no longer an effective incentive to motivate and retain key employees.  Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested.  The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options, plus one year, subject to the participant’s continued employment through the applicable vesting date.  For exchanged stock options that contained both performance-based and time-based vesting conditions, the replacement stock options contain only time-based vesting conditions and vest in accordance with the above terms.  All eligible stock options were tendered and accepted for exchange pursuant to the exchange offer.  The original stock options were cancelled following the expiration of the offer, and the issuance of the replacement stock options occurred on April 6, 2010.

On July 27, 2010, Mr. Pace was granted an option to purchase 250,000 shares of KHI common stock under the KHI Equity Plan in connection with his hiring. His stock options have an exercise price of $6.50 per share and vest 20% on each anniversary of his employment start date, contingent upon his continued employment with the Company. He forfeits any portion of an option that is unvested on his termination date.

Additionally, Mr. Pace was granted an option to purchase another 100,000 shares of KHI common stock under the KHI Equity Plan. The stock options have an exercise price of $6.50 per share, and vesting is subject to Mr. Pace’s performance being satisfactory to our chief executive officer (“CEO”) in her sole discretion from the grant date through August 16, 2011. If Mr. Pace’s performance is satisfactory to our CEO, these options will vest 20% on August 16, 2011 and 20% on each anniversary of August 16th thereafter. If our CEO determines that Mr. Pace’s performance was not satisfactory from the grant date through August 16, 2011, none of these options will vest and all will be forfeited. Regardless of performance, he forfeits any portion that is unvested on his termination date.

Compensation expense will not be recorded for the grants described above, as, among other considerations, they are subject to the management call option and transfer restrictions.

See the “Grants of Plan-Based Awards for Fiscal 2010” for additional information regarding 2010 stock option grants to the Named Executive Officers.

Restricted Stock

On June 14, 2007, in conjunction with the Merger, shares of OSI Restaurant Partner’s, Inc. restricted stock held by certain of the Named Executive Officers prior to the Merger were exchanged for restricted stock in KHI. The KHI restricted stock awards vest 20% on each of the first five anniversary dates of the Merger, generally subject to continued employment on each applicable vesting date.  KHI did not grant any shares of restricted stock in 2010, nor does it anticipate granting any shares of restricted stock in the foreseeable future.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

COMPENSATION DISCUSSION AND ANALYSIS (continued)

Compensation Elements (continued)

Other Benefits and Perquisites

Under their employment agreements, the Named Executive Officers are each entitled to receive certain perquisites and personal benefits. We believe these benefits are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior employees for key positions. Such benefits may include, but are not limited to, complimentary food, automobile allowances, life insurance, medical insurance, vacation, personal use of corporate aircraft, and in some cases, reimbursement for income taxes on certain taxable benefits. In connection with Ms. Smith’s and Mr. Pace’s commencement of employment and transition and relocation to Florida, the Company agreed to reimburse them for certain costs related to their relocation, including travel and moving expenses and reimbursement of taxes for these amounts.  The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers.

In 2006, we acquired endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Montgomery and Kadow.  The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer.  The Company has agreed not to terminate the arrangements regardless of continued employment except that the Company may terminate Mr. Montgomery’s agreement prior to his completion of seven years of employment with the Company commencing January 1, 2006.

Effective October 1, 2007, the Company implemented a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust. The deferred compensation plan allows highly-compensated employees to contribute from 5% to 90% of their base salary and up to 100% of bonus on a pre-tax basis to an investment account consisting of various investment fund options. The plan permits the Company to make a discretionary contribution to the plan on behalf of an eligible employee from time to time; however, no such discretionary contribution has been made to date. In the event of the employee’s termination of employment other than by reason of disability or death, the employee is entitled to receive the full balance in the account in a single lump sum unless the employee has completed either five years of participation or ten years of service as of the date of termination of employment, in which case, the account will be paid as elected by the employee in equal annual installments over a specified period of two to 15 years. If the employee’s employment terminates due to death or disability prior to commencement of benefits, the Company will pay to the employee (or the employee’s beneficiary if applicable) the full balance in the account in a single lump sum.

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

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

TAX AND ACCOUNTING IMPLICATIONS

In making decisions about executive compensation, the Compensation Committee takes into account certain tax and accounting considerations, including Sections 409A and 280G of the Internal Revenue Code. The equity securities of the Company are not publicly held; accordingly, Section 162(m) of the Internal Revenue Code does not apply to the Company. Additionally, we account for stock-based payments in accordance with the requirements of Accounting Standards Codification No. 718, “Compensation - Stock Compensation.”

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

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the management agreement, the Management Company provides management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company receives an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $11,606,000 for the year ended December 31, 2010 were included in general and administrative expenses in the Company’s Consolidated Statement of Operations.  Of this amount, $5,386,000 was paid to Bain Capital, $620,000 was paid to Catterton, $2,168,000 was paid to Mr. Sullivan and $3,432,000 was paid to the other Founders who are not members of the Compensation Committee.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2010.

Compensation Committee
Andrew B. Balson, Chairman
J. Michael Chu
Chris T. Sullivan

COMPENSATION-RELATED RISK

As part of its oversight and administration of the Company's compensation programs, the Compensation Committee considered the impact of the Company's compensation policies and programs for its employees, including its executive officers, to determine whether they present a significant risk to the Company or encourage excessive risk taking by Company employees.  Based on its review, the Compensation Committee concluded that the Company's compensation programs do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the Company.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation for the three-year period ending December 31, 2010 earned by our principal executive officer, our principal financial officer and our three other most highly-compensated executive officers. These individuals are referred to as our Named Executive Officers.

							NON-
							EQUITY
							INCENTIVE	ALL
							PLAN	OTHER
				STOCK	OPTION		COMPEN-	COMPEN-
NAMED EXECUTIVE OFFICER	YEAR	SALARY	BONUS (1)	AWARDS (2)	AWARDS (2)		SATION (3)	SATION (4)	TOTAL
Elizabeth A. Smith
Chief Executive Officer	2010	$1,000,000	$1,800,000	$-	$-		$1,275,000	$793,998	$4,868,998
(Principal Executive Officer)	2009	115,385	107,123	-	4,447,875	(5)	-	150,235	4,820,618

Dirk A. Montgomery
Chief Financial Officer	2010	472,000	-	-	122,546	(6)	1,062,000	3,349	1,659,895
(Principal Financial and	2009	472,000	212,400	-	-		1,188,024	3,100	1,875,524
Accounting Officer)	2008	472,000	-	-	-		311,520	2,950	786,470

Joseph J. Kadow
Executive Vice President,	2010	497,640	-	-	256,035	(6)	746,460	9,315	1,509,451
Chief Officer-Legal and	2009	497,640	149,292	-	-		835,040	9,188	1,491,160
Corporate Affairs	2008	497,640	-	-	-		218,968	9,000	725,608

David A. Pace (7)
Executive Vice President	2010	182,041	100,000	-	1,295,000	(8)	727,500	33,627	2,338,168
and Chief Resource Officer

Steven T. Shlemon	2010	500,000	-	-	203,349	(6)	637,500	4,800	1,345,649
President of Carrabba’s	2009	500,000	127,500	-	-		713,150	4,800	1,345,450
Italian Grill of Florida, LLC	2008	500,000	-	-	-		528,967	4,800	1,033,767
_________________
(1)
Bonus amounts are comprised of the following components: (i) Ms. Smith’s 2010 bonus represents the amount paid to her under her KHI Retention Bonus, (ii) Ms. Smith’s 2009 bonus represents her target annual bonus, pro-rated for the number of days she was employed by the Company during 2009, (iii) Mr. Pace’s 2010 bonus represents a one-time signing bonus per the terms of his employment agreement and (iv) all other 2009 bonus amounts represent a retention bonus, which was paid without consideration of the Company’s financial performance at an amount equal to 30% of each Named Executive Officer’s annual cash incentive target (excluding the OSI plan bonus as described in the “Performance and Retention-Based Cash Incentives” section of the Company’s 2009 10-K).

(2)
Represents the aggregate grant date fair value of restricted stock and stock option awards computed in accordance with accounting guidance for stock-based compensation. The stock option awards were valued at fair value on the grant date using the Black-Scholes option pricing model. See Note 3, “Stock-Based and Deferred Compensation Plans,” within the Company’s consolidated financial statements for the assumptions made to value the stock option awards.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

EXECUTIVE COMPENSATION

Summary Compensation Table (continued)

(3)
Non-equity incentive plan compensation represents amounts earned under the Annual Bonus Plan in 2010, the financial and OSI plan bonuses in 2009 and the Blueprint Initiatives in 2008. The financial and OSI plan bonus amounts earned in 2009 were based on the achievement of specified, pre-determined levels of Adjusted EBITDA relative to a percentage of each Named Executive Officer’s bonus potential (other than Ms. Smith).  The Blueprint Initiatives amounts earned in 2008 were for the achievement of measurable cost saving initiatives relative to a percentage of each Named Executive Officer’s bonus potential (other than Ms. Smith). See “Performance and Retention-Based Cash Incentives” for discussion of the 2010 Annual Bonus Plan.

(4)	The table below reflects the 2010 components of “All Other Compensation.”
(5)
Aggregate grant date fair value in 2009 is comprised only of Ms. Smith’s Tranche A stock options. No compensation expense is included in the Summary Compensation Table with respect to the remainder of the stock options granted to her in 2009 since the performance conditions are not considered probable of occurrence. See the “Grants of Plan-Based Awards for Fiscal 2009” section in the 2009 10-K for additional details on these performance-based stock options awards.

(6)
Represents the aggregate exchange date incremental fair value of stock option awards computed in accordance with accounting guidance for stock-based compensation. The stock option awards were valued at fair value on the exchange date using the Black-Scholes option pricing model.

(7)           Mr. Pace commenced employment effective August 16, 2010.
(8)	Includes Mr. Pace’s option to purchase 100,000 shares of KHI common stock that are subject to performance criteria as described in the “Long-Term Stock Incentives – Stock Options” section.

All Other Compensation

					REIMBURSEABLE
		LIFE			OTHER
NAMED EXECUTIVE OFFICER	YEAR	INSURANCE	AUTO	AIRPLANE (1)	EXPENSES (2)	TOTAL
Elizabeth A. Smith	2010	$-	$-	$714,944	$79,054	$793,998
Dirk A. Montgomery	2010	3,349	-	-	-	3,349
Joseph J. Kadow	2010	4,515	4,800	-	-	9,315
David A. Pace	2010	-	-	-	33,627	33,627
Steven T. Shlemon	2010	-	4,800	-	-	4,800
__________________
(1)
The amounts in this column reflect the aggregate incremental cost to the Company of personal use of the Company aircraft based on an hourly charge, determined to include the cost of fuel and other variable costs associated with the particular flights. Since the Company’s aircraft are primarily for business travel, we do not include the fixed costs that do not change based on usage, including the cost to purchase the aircraft and the cost of maintenance not related to specific trips. Amounts for Ms. Smith include the reimbursement of a “gross-up” for the payment of taxes ($244,731). Additionally, per the terms of Ms. Smith’s employment agreement, she was reimbursed $43,529 in 2010 for 2009 New York state and local taxes relating to her personal use of the Company aircraft.

(2)
The amounts paid were for relocation-related costs and include the reimbursement of a “gross-up” for the payment of taxes: Ms. Smith ($20,203) and Mr. Pace ($7,969). Additionally, per the terms of Ms. Smith’s employment agreement, she was reimbursed $2,671 in 2010 for 2009 New York state and local taxes relating to the reimbursement of certain relocation-related costs.

OSI Restaurant Partners, LLC
Item 11. Executive Compensation (continued)

Grants of Plan-Based Awards for Fiscal 2010

Stock Options and Non-Equity Incentives

The following table summarizes for fiscal 2010 the non-equity incentive plan awards under the Annual Bonus Plan as well as equity incentive plan awards in the form of stock options.

								ALL OTHER
								OPTION		GRANT
								AWARDS	EXERCISE	DATE
		ESTIMATED FUTURE PAYOUTS			ESTIMATED FUTURE PAYOUTS			NUMBER OF	PRICE	FAIR
		UNDER NON-EQUITY INCENTIVE			UNDER EQUITY INCENTIVE			SECURITIES	OF	VALUE
NAMED		PLAN AWARDS			PLAN AWARDS			UNDERLYING	OPTION	OF
EXECUTIVE	GRANT	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	OPTIONS	AWARDS	OPTION
OFFICER	DATE	($)	($)	($)	(#)	(#)	(#)	(#)	($/Sh)	AWARDS ($)
Elizabeth A. Smith	-	-	-	-	-	-	-	-	-	-
Annual Bonus Plan (1)	-	-	850,000	1,275,000	-	-	-	-	-	-
Dirk A. Montgomery	-	-	-	-	-	-	-	-	-	-
Annual Bonus Plan (1)	-	-	708,000	1,062,000	-	-	-	-	-	-
Joseph J. Kadow	-	-	-	-	-	-	-	-	-	-
Annual Bonus Plan (1)	-	-	497,640	746,460	-	-	-	-	-	-
David A. Pace	-	-	-	-	-	-	-	-	-	-
Annual Bonus Plan (1)	-	-	485,000	727,500	-	-	-	-	-	-
Stock Options	08/17/10	-	-	-	-	-	-	250,000	6.50	925,000
Performance-based
Stock Options (2)	08/17/10	-	-	-	-	100,000	-	-	6.50	370,000
Steven T. Shlemon	-	-	-	-	-	-	-	-	-	-
Annual Bonus Plan (1)	-	-	425,000	637,500	-	-	-	-	-	-
__________________
(1)
Amounts represent performance-based cash incentive awards and are comprised of the following components of the Annual Bonus Plan: (i) the Adjusted EBITDA Bonus and (ii) the Comparable Sales Bonus.  See “Performance and Retention-Based Cash Incentives” for discussion of the 2010 Annual Bonus Plan.

(2)
Mr. Pace was granted an option to purchase 100,000 shares of KHI common stock under the KHI Equity Plan. The stock options have an exercise price of $6.50 per share, and vesting is subject to Mr. Pace’s performance being satisfactory to our CEO in her sole discretion from the grant date through August 16, 2011. If Mr. Pace’s performance is satisfactory to our CEO, these options will vest 20% on August 16, 2011 and 20% on each anniversary of August 16th thereafter. If our CEO determines that Mr. Pace’s performance was not satisfactory from the grant date through August 16, 2011, none of these options will vest and all will be forfeited. Regardless of performance, he forfeits any portion that is unvested on his termination date.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding stock options and unvested restricted stock awards for each Named Executive Officer as of December 31, 2010. The holder of restricted stock has the right to vote and receive dividends with respect to the shares, but may not transfer or otherwise dispose of the shares. The unvested portion of each restricted stock award is subject to forfeiture if the holder’s employment terminates prior to vesting.

	OPTION AWARDS						STOCK AWARDS
			EQUITY
			INCENTIVE
			PLAN AWARDS:				SHARES OF
			NUMBER OF				RESTRICTED
			SECURITIES		OPTION		STOCK AWARDS
	NUMBER OF		UNDERLYING		EXERCISE		THAT HAVE
	SECURITIES UNDERLYING		UNEXERCISED		PRICE	OPTION	NOT VESTED
	UNEXERCISED OPTIONS (#)		UNEARNED		PER	EXPIRATION	NUMBER OF	MARKET
NAMED EXECUTIVE OFFICER	EXERCISABLE	UNEXERCISABLE	OPTIONS		SHARE	DATE	SHARES	VALUE
		(1)	(#)		(2)		(#) (1)	(3)
Elizabeth A. Smith
Stock Options - Tranche A (4)(5)	217,500	870,000	-		$6.50	11/16/19	-	$-
Stock Options - Tranche B, C, D (4)(6)	-	-	3,262,500		6.50	11/16/19	-	-
Dirk A. Montgomery	84,188	68,883	-		6.50	06/14/17	164,600	1,614,726
Joseph J. Kadow	175,895	143,915	-		6.50	06/14/17	-	-
David A. Pace	-	250,000	100,000	(7)	6.50	07/27/20	-	-
Steven T. Shlemon	139,700	114,300	-		6.50	10/25/17	-	-
__________________
(1)
Stock option grants vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service. See “Potential Payments upon Termination or Change in Control” for additional information regarding accelerated vesting on certain terminations of employment.

(2)
In March 2010, KHI offered all then active executive officers, other than Ms. Smith (since her stock options already had an exercise price of $6.50 per share), and all other then active employees of the Company the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share. Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested.  The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options, plus one year, subject to the participant’s continued employment through the applicable vesting date. For exchanged stock options that contained both performance-based and time-based vesting conditions, the replacement stock options contain only time-based vesting conditions and vest in accordance with the above terms. All eligible stock options were tendered and accepted for exchange pursuant to the exchange offer.  The original stock options were cancelled following the expiration of the offer, and the issuance of the replacement stock options occurred on April 6, 2010.

(3)	Market value is calculated by multiplying $9.81, which is the fair market value of a share of KHI common stock on December 31, 2010 by the number of shares subject to the award.
(4)
On November 16, 2009, KHI granted Ms. Smith an option to purchase an aggregate of 4,350,000 shares of KHI common stock under the KHI Equity Plan. The stock options have a term of ten years and an exercise price equal to $6.50, which represents an amount equal to or greater than the fair market value of a share of KHI common stock on the date the option was granted. The options vest in five equal annual installments, with accelerated vesting upon a termination of employment without cause or for good reason (50% in the event of a termination of employment other than after a qualifying change in control and 100% in the event of a termination of employment following a qualifying change in control). In accordance with the accounting guidance for stock-based compensation, tranches B, C and D are not considered probable of occurrence since a Qualifying Liquidity Event was not probable at the time of grant. As such, there is no associated fair value on the grant date. The stock options, to the extent vested, will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith's employment, depending on the type of stock option and the nature of the termination, except that all stock options, whether or not then vested, will be forfeited upon a termination for cause.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year-End (continued)

(5)
Tranche A stock options vest and become exercisable in equal installments on each of November 16, 2010, 2011, 2012, 2013 and 2014, generally subject to Ms. Smith remaining continuously employed on each vesting date.

(6)
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

(7)
Mr. Pace was granted an option to purchase 100,000 shares of KHI common stock under the KHI Equity Plan. The stock options have an exercise price of $6.50 per share, and vesting is subject to Mr. Pace’s performance being satisfactory to our CEO in her sole discretion from the grant date through August 16, 2011. If Mr. Pace’s performance is satisfactory to our CEO, these options will vest 20% on August 16, 2011 and 20% on each anniversary of August 16th thereafter. If our CEO determines that Mr. Pace’s performance was not satisfactory from the grant date through August 16, 2011, none of these options will vest and all will be forfeited. Regardless of performance, he forfeits any portion that is unvested on his termination date.

Option Exercises and Restricted Stock Vested for Fiscal 2010

The following table summarizes the stock option exercises and the vesting of restricted stock during fiscal 2010:

	OPTION AWARDS		RESTRICTED STOCK AWARDS
	NUMBER OF		NUMBER OF
	SHARES	VALUE	SHARES	VALUE
	ACQUIRED	REALIZED	ACQUIRED	REALIZED
	ON EXERCISE	ON EXERCISE	ON VESTING	ON VESTING
NAMED EXECUTIVE OFFICER	(#)	($)	(#)	($) (1)
Elizabeth A. Smith	-	$-	-	$-
Dirk A. Montgomery	-	-	82,300	488,862
Joseph J. Kadow	-	-	-	-
David A. Pace	-	-	-	-
Steven T. Shlemon	-	-	-	-
__________________
(1)
Value realized on vesting of restricted stock awards is calculated by multiplying the estimated fair market value of KHI common stock on June 14, 2010 ($5.94 per share) by the number of shares vesting.

On June 14, 2010, 82,300 shares of KHI restricted stock issued to our Named Executive Officers vested. In accordance with the terms of the existing Employee Rollover Agreement and the Restricted Stock Agreements, KHI loaned approximately $184,812 to these individuals in June 2010 for their personal income tax and associated interest obligations that resulted from vesting. The loans are full recourse and are also collateralized by the vested shares of KHI restricted stock.

Pension Benefits

The Company does not sponsor any defined benefit pension plans.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Deferred Compensation Plans

The Company has a Deferred Compensation Plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(K) Plan and Trust, as described in “Compensation Elements – Other Benefits and Perquisites.”

The following table summarizes current year contributions to the Company’s Deferred Compensation Plan by each of the Named Executive Officers who participated along with aggregate gains for the year and the aggregate balance as of December 31, 2010. The Company did not make any contributions to the Deferred Compensation Plan during 2010.  Named Executive Officers are fully vested in all contributions to the plan. The amounts listed as executive contributions are included as “Salary” in the “Summary Compensation Table.” Aggregate earnings of the Deferred Compensation Plan are not included in the “Summary Compensation Table.”

AGGREGATE
	EXECUTIVE	AGGREGATE	WITHDRAWALS/	AGGREGATE
	CONTRIBUTIONS	EARNINGS	DISTRIBUTIONS	BALANCE AT
NAMED EXECUTIVE OFFICER	IN 2010	IN 2010	IN 2010	DECEMBER 31, 2010
Dirk A. Montgomery	$47,200	$7,807	$-	$340,108

Potential Payments upon Termination or Change in Control

Summary of Employment Agreements and Other Compensatory Arrangements

We have entered into employment agreements and other arrangements with each of our Named Executive Officers that provide certain rights and benefits upon termination of employment and/or a change of control.  See the table included in the “Executive Benefits and Payments upon Separation” section for the amount of compensation payable under the employment agreements and other arrangements described below to the individuals serving as Named Executive Officers as of the end of fiscal 2010.

Rights and Potential Payments upon Termination or Change in Control: Ms. Smith

Effective November 16, 2009, we entered into an employment agreement with Ms. Smith in connection with her commencement of employment. Her employment agreement is for a period of five years commencing on November 16, 2009, subject to earlier termination under certain circumstances described below. The term of her employment is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

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

Summary of Employment Agreements and Other Compensatory Arrangements (continued)

Rights and Potential Payments upon Termination or Change in Control: Ms. Smith (continued)

•	By the Company other than for Cause;

•
By Ms. Smith for Good Reason. For purposes of her employment agreement, "Good Reason" is defined to include: (i) a material diminution in the nature or scope of the executive’s duties, authority or responsibilities, including, without limitation, loss of membership on the Board of Directors of the Company or the KHI Board of Directors (with certain listed exceptions), (ii) a reduction of her annual base salary or annual target cash bonus, (iii) the Company requiring the executive to be based at a location in excess of 50 miles from the location of the Company’s principal executive offices in Tampa, Florida as of the effective date of her employment agreement, or (iv) a material breach by the Company or KHI of its obligations under her employment agreement or the KHI Retention Bonus agreement; or

•	By Ms. Smith other than for Good Reason.

Under Ms. Smith's employment agreement, she will be entitled to receive severance benefits if her employment is terminated by the Company other than for Cause or if she terminates employment for Good Reason.  If her employment is terminated under these circumstances, she will be entitled to receive severance benefits as follows:

•
Earned but unpaid base salary as of the date of termination, any annual bonus earned in the fiscal year preceding that in which termination occurs that remains unpaid, and unreimbursed expenses, including certain tax gross-up payments through the date of termination; and

•
Severance equal to two times the sum of her base salary at the rate in effect on the date of termination plus her target annual cash bonus for the year of termination; payable in 24 equal monthly installments from the effective date of such termination.

In the event Ms. Smith's employment is terminated due to her death or Disability, she will receive any earned but unpaid amounts described above as of the date of her employment termination.  She will also be entitled to receive a pro-rata annual target bonus calculated based on the number of days during the year that she was employed.  A change in control of the Company or KHI does not trigger any severance payments to her under the employment agreement.

In addition to the rights and potential payments due Ms. Smith upon termination under her employment agreement, Ms. Smith, upon termination of employment or a change in control, also has certain rights and potential payments due her under the KHI Retention and Incentive Bonus agreements, as described below.

KHI Retention Bonus

On a termination of Ms. Smith’s employment by the Company without Cause or by her for Good Reason, she will be entitled to receive any then unpaid amounts of the KHI Retention Bonus, whether vested or unvested, and this amount will be reduced (but not below zero) by the severance amount provided under her employment agreement as described above.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Summary of Employment Agreements and Other Compensatory Arrangements (continued)

Rights and Potential Payments upon Termination or Change in Control: Ms. Smith (continued)

KHI Incentive Bonus

Ms. Smith’s KHI Incentive Bonus is divided into four tranches (A-D) of $3,806,250 each.  Tranche A vests 20% over five years.  The other tranches also vest 20% over five years, but are generally only payable in the event of a Qualifying Liquidity Event meeting applicable performance targets for each tranche.  If Ms. Smith's employment is terminated by the Company other than for Cause or by her for Good Reason prior to the occurrence of a Qualifying Liquidity Event, the vested portion and 50% of the unvested portion of the tranche A KHI Incentive Bonus will be payable to Ms. Smith upon such termination.  In addition, after such a termination, the vested portion and 50% of the unvested portions of the other tranches of the KHI Incentive Bonus (or a percentage thereof) may become payable upon a subsequent Qualifying Liquidity Event meeting applicable performance targets for each tranche. If such termination occurs following a change in control all of the tranche A KHI Incentive Bonus will be payable to Ms. Smith, and, if such change in control meets applicable performance targets for each tranche, the other tranches of the KHI Incentive Bonus will be payable to Ms. Smith to the extent earned.  If Ms. Smith is employed by the Company on the first anniversary of a change in control (or a change in control that meets the relevant performance targets, as applicable), to the extent earned, the then unpaid portion of the KHI Incentive Bonus will be paid to her.

If Ms. Smith’s employment is terminated by reason of her death or Disability, Ms. Smith (or her estate) will be entitled to receive the vested portion of the tranche A KHI Incentive Bonus as of the date of such termination.  If a Qualifying Liquidity Event occurs within one year following such a termination, Ms. Smith (or her estate) may also be entitled to receive the vested portions of the other tranches of the KHI Incentive Bonus to the extent such Qualifying Liquidity Event meets applicable performance targets for each tranche.

Upon a voluntary termination of employment, Ms. Smith will not receive any of the KHI Incentive Bonus unless and until the occurrence of a subsequent Qualifying Liquidity Event.  Upon such an occurrence, Ms. Smith would be entitled to receive the vested portion of the tranche A KHI Incentive Bonus (as of the date of her termination) and the vested portions of the other tranches of the KHI Incentive Bonus (as of the date of her termination) to the extent the Qualifying Liquidity Event meets applicable performance targets for each tranche.

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

Summary of Employment Agreements and Other Compensatory Arrangements (continued)

Rights and Potential Payments upon Termination or Change in Control: Messrs. Montgomery and Kadow

Effective as of June 14, 2007, the Merger closing date, and amended effective January 1, 2009, each of Messrs. Montgomery and Kadow executed amended and restated employment agreements with the Company. Mr. Kadow’s employment agreement was further amended effective June 14, 2009, and both Messrs. Montgomery’s and Kadow’s employment agreements were further amended effective December 30, 2010.  Their employment agreements are for a period of five years commencing on June 14, 2007 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreements as explained below. The terms of their employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

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

•
By the executive for Good Reason. For purposes of their agreements, “Good Reason” is defined to include: (i) the assignment to the executive of any duties inconsistent in any respect with the executive’s position, duties or responsibilities as in effect immediately prior to the effective date, or any diminution in such position, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and that is promptly remedied by the Company; (ii) a reduction by the Company in the executive’s base salary or benefits as in effect immediately prior to the effective date; (iii) the Company requiring the executive to be based at or generally work from any location more than 50 miles from the location at which the executive was based or generally worked immediately prior to the effective date or (iv) the failure by the Company to provide the fringe benefits provided for in their agreements; or

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

•	Any accrued but unpaid bonus in respect to the fiscal year preceding the year in which such termination of employment occurred;

•	Continuation for one year of medical, dental and vision benefits generally available to executive officers; and

•	Full vesting of life insurance benefits if not already vested.

Their employment agreements provide that they will only receive, upon termination of employment for death or Disability, any accrued but unpaid bonus in respect to the fiscal year preceding that in which termination occurs. The executives must deliver a separation agreement to the Company within 30 days of their termination dates or their severance will be forfeited.  A change in control does not trigger any severance payments to the executive under his employment agreement.

Rights and Potential Payments upon Termination or Change in Control: Mr. Pace

Mr. Pace entered into an employment agreement with the Company effective August 16, 2010.  His employment agreement is for a period of five years commencing on August 16, 2010 and expiring on the fifth anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below.  The terms of his employment shall be automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

His employment may be terminated as follows:

•	Upon the executive's death or Disability (as such term is defined in the agreement);

•
By the Company for Cause. For purposes of the executive’s agreement, “Cause” is defined to include:  (i) failure of the executive to perform the duties assigned to the executive in a manner satisfactory to the Company, in its sole discretion; (ii) any dishonesty in the executive’s dealing with the Company or its affiliates, the commission of fraud by the executive, negligence in the performance of the duties of the executive, insubordination, willful misconduct, or the conviction (or plea of guilty or nolo contendere) of the executive of any felony or any other crime involving dishonesty or moral turpitude; (iii) any violation of any covenant or restriction contained within specified sections of the executive’s employment agreement; or (iv) any violation of any material published policy of the Company or its affiliates.

•
At the election of the Company, including upon the sale of majority ownership interest in the Company or substantially all the assets of the Company or in the event of a determination by the Company to cease business operations.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Rights and Potential Payments upon Termination or Change in Control: Mr. Pace (continued)

For all purposes of his agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Pace’s employment agreement provides that he will receive severance benefits in the event of a termination of employment by the Company without Cause. Under these circumstances, he will be entitled to receive an amount equal to the sum of the base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to him under his employment agreement.

Rights and Potential Payments upon Termination or Change in Control: Mr. Shlemon

Mr. Shlemon entered into an employment agreement with Carrabba’s Italian Grill, LLC (“Carrabba’s”), a wholly-owned subsidiary of the Company, effective April 27, 2000.  The initial term of his employment agreement was for a period of seven years commencing on April 27, 2000 and expiring on the seventh anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below. The term of his employment agreement is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Mr. Shlemon’s employment may be terminated as follows:

•	Upon his death or Disability (as such term is defined in the agreement);

•
By Carrabba’s for Cause. For purposes of his agreement, “Cause” is defined to include:  (i) any dishonesty in the executive’s dealing with Carrabba’s, the commission of fraud by the executive, negligence in the performance of the duties of the executive, insubordination, willful misconduct, or the conviction (or plea of guilty or nolo contendere) of the executive of any felony or any other crime involving dishonesty or moral turpitude; (ii) any violation of any covenant or restriction contained within the executive’s employment agreement; or (iii) any violation of any material published policy of Carrabba’s or its affiliates;

•
At the election of Carrabba’s, including upon the sale of majority ownership interest in the Company or substantially all the assets of the Company or in the event of a determination by the Company to cease business operations; or

•	By Carrabba’s in its sole discretion, for any reason or no reason.

For all purposes of his agreement, termination for Cause shall be deemed to have occurred on the date of the executive’s resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Shlemon’s employment agreement provides that he will only receive severance benefits in the event of a termination of employment if his employment is terminated under the circumstances described in the last bullet above. In this case, he will be entitled to receive as full and complete severance compensation an amount equal to the sum of his base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to him under his employment agreement.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Stock Option Plans

The treatment of equity awards held by the Named Executive Officers upon a termination of employment and/or a change in control is described below.

Stock Option Plans: Ms. Smith

Pursuant to the terms of Ms. Smith's option agreement with KHI, on a termination of Ms. Smith's employment with the Company by her for Good Reason or by the Company other than for Cause, Ms. Smith will be entitled to receive accelerated vesting of her outstanding options (50% in the event of a termination of employment other than after a qualifying change in control and 100% in the event of a termination of employment following a qualifying change in control).  A portion of Ms. Smith's outstanding stock options will become exercisable only following an initial public offering or a change of control in which the value of KHI’s common stock exceeds certain minimum thresholds. All of a portion of the options, to the extent vested, will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith's employment, depending on the type of option and the nature of the termination, except that all options, whether or not then vested, will be forfeited on a termination for Cause.

Stock Option Plans and Restricted Stock Grants: Mr. Montgomery, Mr. Kadow, Mr. Pace and Mr. Shlemon

Pursuant to agreements with Mr. Montgomery, Mr. Kadow, Mr. Pace and Mr. Shlemon, any then outstanding unvested stock options will terminate upon any termination of employment (in connection with a  change in control or otherwise).

To the extent the stock option is vested and exercisable prior to the cessation of employment, the stock option will remain exercisable (i) for one year in the case of a termination of employment resulting from death or Disability or (ii) for 90 days following the termination of employment for any other reason.

Pursuant to an agreement with Mr. Montgomery, unvested restricted stock will vest immediately upon (i) a change in control; (ii) termination of the executive by the Company without Cause; (iii) termination by the executive for Good Reason or (iv) death or Disability.  Unvested restricted stock will immediately be forfeited if the executive is terminated by the Company for Cause.

All of Mr. Kadow’s restricted stock awards are vested.  Mr. Pace and Mr. Shlemon do not have any outstanding restricted stock awards.

Restrictive Covenants

Each of the Named Executive Officers is subject to non-competition and other restrictive covenants under his or her employment agreement.  Based on the terms of their agreements, each Named Executive Officer has agreed not to compete with us during his or her employment and for a specified period of time following a termination of employment for any reason (Ms. Smith and Mr. Shlemon for a period of 24 months and Messrs. Montgomery, Kadow and Pace for a period of 12 months).  Each of the Named Executive Officer’s continued compliance with this non-competition covenant is a condition to the Company’s obligation to pay the severance amounts due under their employment agreements, and in the case of Ms. Smith, any amounts due under her KHI Retention Bonus agreement.

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

Life Insurance

We maintain endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Montgomery and Kadow. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer.  The Company has agreed not to terminate the arrangements regardless of continued employment except that the Company may terminate Mr. Montgomery’s agreement prior to his completion of seven years of employment with the Company commencing January 1, 2006.

In the event of termination by the Company without Cause or a termination by the executive for Good Reason, the Company will pay the remaining premiums under the policy terms and the Named Executive Officer will become fully vested.

Executive Benefits and Payments upon Separation

The table below reflects the amount of compensation payable under the employment agreements and arrangements described above to the individuals serving as Named Executive Officers following a termination of employment (i) by the Company without Cause or by the executive for Good Reason without a change in control, (ii) by the Company without Cause or by the executive for Good Reason, following a Change in Control, (iii) by the executive voluntarily, (iv) as a result of Disability or (v) as a result of death, in each case, assuming that such termination of employment occurred on December 31, 2010.  No payments or benefits are due to the Named Executive Officers following a termination of employment for Cause or without Good Reason.  The table assumes that the Change in Control transaction resulted in per share consideration of $9.81, which was the fair market value of a share of KHI common stock on December 31, 2010, as determined by an independent stock valuation.  The actual amounts to be paid upon a termination of employment or a change in control can only be determined at the time of such executive's separation from the Company, or upon the occurrence of a change in control (if any).

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

Potential Payments upon Termination or Change in Control (continued)

Executive Benefits and Payments upon Separation (continued)

NAMED	EXECUTIVE PAYMENTS AND BENEFITS	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON WITHOUT CHANGE IN CONTROL	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON WITH CHANGE IN CONTROL	VOLUNTARY TERMINATION	DISABILITY	DEATH
EXECUTIVE OFFICER	UPON SEPARATION (1)	($)	($)	($)	($)	($)
Elizabeth A. Smith (2)	Severance	$3,700,000	$3,700,000	$-	$-	$-
	Stock Options (3)	2,159,775	10,798,875	-	719,925	719,925
	KHI Incentive Bonus	2,283,750	11,418,750	-	761,250	761,250
	KHI Retention Bonus	6,500,000	6,500,000	-	-	-
	Total	$14,643,525	$32,417,625	$-	$1,481,175	$1,481,175

Dirk A. Montgomery	Severance	$1,396,648	$1,396,648	$-	$-	$-
	Stock Options (3)	278,662	278,662	278,662	278,662	278,662
	Health and Welfare Benefits	14,379	14,379	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	-	5,000,000
	Restricted Stock (5)	1,614,726	1,614,726	-	1,614,726	1,614,726
	Total	$3,304,416	$3,304,416	$278,662	$1,893,388	$6,893,388

Joseph J. Kadow	Severance	$1,147,560	$1,147,560	$-	$-	$-
	Stock Options (3)	582,212	582,212	582,212	582,212	582,212
	Health and Welfare Benefits	15,956	15,956	-	-	-
	Split Dollar Life Insurance (4)	-	-	-	-	5,000,000
	Total	$1,745,728	$1,745,728	$582,212	$582,212	$5,582,212

David A. Pace	Severance (6)	$485,000	$-	$-	$-	$-
	Stock Options (3)	-	-	-	-	-
	Total	$485,000	$-	$-	$-	$-

Steven T. Shlemon	Severance (7)	$500,000	$-	$-	$-	$-
	Stock Options (3)	462,407	462,407	462,407	462,407	462,407
	Total	$962,407	$462,407	$462,407	$462,407	$462,407
__________________
(1)           Amounts in the table do not include amounts for accrued but unpaid base salary, annual bonus or other expenses.
(2)
This table assumes that Ms. Smith has requested that the Company seek shareholder approval of payments in connection with the assumed change in control and that she is therefore not entitled to a 50% excise tax gross-up.  It also assumes that Ms. Smith is not entitled to a pro-rata bonus on a termination due to death or disability since she is assumed to have been employed until the end of the fiscal year.

(3)
Amounts represent intrinsic value of vested stock options since the fair market value of a share of KHI common stock, as of December 31, 2010, was greater than the exercise price of the stock options held by the Named Executive Officers.

(4)
See “Other Benefits and Perquisites” for discussion of the split dollar life insurance policies. The amounts in the table represent the amounts due to the personal beneficiaries designated by the Named Executive Officers and are reduced by the premiums paid by the Company or the cash value, whichever is greater.

(5)
The fair market value of the unvested restricted stock due to Mr. Montgomery under these termination circumstances is determined based on the number of shares of restricted stock times $9.81, which is the fair market value of a share of KHI common stock on December 31, 2010.

(6)	Mr. Pace’s severance (base salary in effect at termination) is only payable upon involuntary termination of employment by the Company without Cause.
(7)
Mr. Shlemon’s severance (base salary in effect at termination) is only payable in the event his employment is terminated at the election of Carrabba’s in its sole discretion, for any reason or no reason.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation (continued)

DIRECTOR COMPENSATION

The following table summarizes the amounts earned and paid to members of the Board of Directors of Kangaroo Holdings, Inc. and the Board of Directors of OSI Restaurant Partners, LLC:

CHANGE IN
PENSION VALUE
AND
NONQUALIFIED
	FEES EARNED			NON-EQUITY	DEFERRED	ALL
	OR PAID	STOCK	OPTION	INCENTIVE PLAN	COMPENSATION	OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
NAME	($)	($)	($)	($)	($)	($)	($)
A. William Allen III (a)	$200,000	$-	$-	$-	$-	$3,950	$203,950
Andrew Balson (b)	-	-	-	-	-	-	-
Robert D. Basham (c)	-	-	-	-	-	328,100	328,100
J. Michael Chu (b)	-	-	-	-	-	-	-
Philip Loughlin (b)	-	-	-	-	-	-	-
Mark Nunnelly (b)	-	-	-	-	-	-	-
Elizabeth A. Smith	*	*	*	*	*	*	*
Chris T. Sullivan (c)	-	-	-	-	-	326,100	326,100
Mark Verdi (b)	-	-	-	-	-	-	-
__________________
*              See “Summary Compensation Table”
(a)	Mr. Allen received an annual retainer of $200,000 for serving as the Chairman of the Board of Directors and received $3,950 for life insurance.
(b)	Directors are associated with Bain Capital Partners, LLC or Catterton Management Company, LLC, and do not receive compensation for services.
(c)
Mr. Basham and Mr. Sullivan are Founders of the Company and serve on the Board of Directors.  Prior to the termination of their employment agreements, they each received $300,000 in annual compensation along with benefits customarily available to our executives.  As a result of the termination of their employment agreements effective October 1, 2010, each Founder received a severance payment of $600,000, which is equal to the amount of base salary due the Founder through the later of the termination date of the employment agreement or 24 months.  The severance payments are payable bi-weekly over a two-year period from their termination dates.  The amounts in the table include base salaries of $230,769 each and car allowances of $5,000 each through their termination dates, $23,100 and $21,100, for Mr. Basham and Mr. Sullivan, respectively, for life insurance and $69,231 each in severance payments received during 2010.

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

This section is not applicable as the Company does not have any equity securities authorized for issuance under equity compensation plans as of December 31, 2010.

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

The following table describes the beneficial ownership of Kangaroo Holdings, Inc. common stock as of February 22, 2011 (except as noted) by each person known to the Company to beneficially own more than five percent of Kangaroo Holdings, Inc.’s common stock, each director, each named executive officer in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following February 22, 2011. The beneficial ownership percentages reflected in the table below are based on 106,573,193 shares of Kangaroo Holdings, Inc.’s common stock outstanding as of February 22, 2011.

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

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

	AMOUNT AND
	NATURE OF	PERCENT
	BENEFICIALLY	OF
NAME OF BENEFICIAL OWNER	OWNED	CLASS
Bain Capital Partners and Related Funds (1)	70,075,000	65.75%
Catterton Partners and Related Funds (2)	14,500,000	13.61%
A. William Allen, III (3)	2,349,232	2.19%
Andrew B. Balson (1) (4)	70,075,000	65.75%
Robert D. Basham (5)	8,604,652	8.07%
J. Michael Chu (2) (6)	14,500,000	13.61%
Joseph J. Kadow (7)	504,520	*
Philip Loughlin (1) (4)	70,075,000	65.75%
Dirk A. Montgomery (8)	495,688	*
Mark Nunnelly (1) (4)	70,075,000	65.75%
David A. Pace (9)	-	*
Steven T. Shlemon (10)	482,473	*
Elizabeth A. Smith (11)	870,000	*
Chris T. Sullivan (12)	5,929,331	5.56%
Mark Verdi (1) (4)	70,075,000	65.75%
All directors and executive officers as a group	20,189,221	18.55%

(CONTINUED…)

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)
__________________
*              Indicates less than one percent of common stock.
(1)
Represents 54,006,582 shares of common stock held by Bain Capital (OSI) IX, L.P., a Delaware limited partnership (“Bain (OSI) IX”), 15,295,203 shares of common stock held by Bain Capital (OSI) IX Coinvestment, L.P., a Delaware limited partnership (“Bain (OSI) IX-Co”), 637,456 shares of common stock held by Bain Capital Integral 2006, LLC, a Delaware limited liability company (“Integral 06”), 126,959 shares of common stock held by BCIP TCV, LLC, a Delaware limited liability company (“BCIP TCV”), and 8,800 shares of common stock held by BCIP Associates-G, a Delaware general partnership (“BCIP-G,” and collectively with Bain (OSI) IX, Bain (OSI) IX-Co, Integral 06 and BCIP TCV, the “Bain Stockholders”). Bain Capital Partners IX, L.P., a Cayman Islands exempted limited partnership (“BCP IX”), is the general partner of each of Bain (OSI) IX and Bain (OSI) IX-Co. Bain Capital Investors, LLC, a Delaware limited liability company (“BCILLC”), is the general partner of BCP IX, the administrative member of each of Integral 06 and BCIP TCV, and the managing partner of BCIP-G.  By virtue of these relationships, BCILLC may be deemed to have voting and dispositive power with respect to the 70,075,000 shares of common stock held by the Bain Stockholders. BCILLC expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the Bain Stockholders, BCP IX and BCILLC is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(2)
Represents shares held of record by Catterton Partners VI -Kangaroo, L.P. ("Catterton Partners VI"), a Delaware limited partnership, and Catterton Partners VI - Kangaroo Coinvest, L.P. ("Catterton Partners VI,  Coinvest"), a Delaware limited partnership. Catterton Managing Partner VI, L.L.C. ("Catterton Managing Partner VI"), a Delaware limited liability company, is the general partner of Catterton Partners VI and Catterton Partners VI, Coinvest. CP6 Management, L.L.C. ("CP6 Management," and together with Catterton Partners VI, Catterton Partners VI, Coinvest, and Catterton Managing Partner VI collectively, “Catterton Partners and Related Funds”), a Delaware limited liability company, is the managing member of Catterton Managing Partner VI and as such exercises voting and dispositive control over the shares held of record by Catterton Partners VI and Catterton Partners VI, Coinvest. The management of CP6 Management is controlled by a managing board. J. Michael Chu and Scott A. Dahnke are the members of the managing board of CP6 Management and as such could be deemed to share voting and dispositive control over the shares beneficially owned by CP6 Management. Messrs. Chu and Dahnke disclaim beneficial ownership of any shares beneficially owned by CP6 Management. The business address of each of Catterton Partners VI, Catterton Partners VI, Offshore, Catterton Managing Partner VI, CP6 Management and Messrs. Chu and Dahnke is c/o Catterton Partners, 599 West Putnam Avenue, Greenwich, Connecticut 06830.

(3)
Includes 1,851,750 shares of restricted stock and 497,482 shares subject to stock options at an exercise price of $10.00 per share, each of which became fully vested on November 15, 2009. Mr. Allen has pledged 1,851,750 shares as collateral for a loan.

(4)
Messrs. Balson, Loughlin, Nunnelly and Verdi are each a Managing Director of BCILLC, and by virtue of this and the relationships described in Footnote (1) above, each may be deemed to share voting and dispositive power with respect to all of the shares of common stock held by the Bain Stockholders. Messrs. Balson, Loughlin, Nunnelly and Verdi expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person(s) other than themselves for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Commission Act of 1934 and expressly disclaim beneficial ownership of any such securities except to the extent of their pecuniary interests therein. The business address of Messrs. Balson, Loughlin, Nunnelly and Verdi is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)
Shares owned by RDB Equities, Limited Partnership, an investment partnership (“RDBLP”). Mr. Basham is a limited partner of RDBLP and the sole member of RDB Equities, LLC, the sole general partner of RDBLP.

(6)
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

 (CONTINUED…)

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(7)
Includes (i) 20,000 shares in which Mr. Kadow is custodian for children under the Uniform Gifts to Minor Act; and (ii) 308,625 shares of restricted stock that are fully vested as of June 14, 2009. Includes 175,895 shares subject to stock options that Mr. Kadow currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2011 at an exercise price of $6.50 per share. Does not include 143,915 shares subject to stock options that are not exercisable within 60 days of February 22, 2011. Mr. Kadow has pledged 308,625 shares as collateral for a loan.

(8)
Includes 411,500 shares of restricted stock that vest in five equal annual installments of 82,300 shares beginning on June 14, 2008.  Also includes 84,188 shares subject to stock options that Mr. Montgomery currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2011 at an exercise price of $6.50 per share. Does not include 68,883 shares subject to stock options that are not exercisable within 60 days of February 22, 2011. Mr. Montgomery has pledged 246,900 shares as collateral for a loan.

(9)	Does not include 350,000 shares subject to stock options that are not exercisable within 60 days of February 22, 2011 by Mr. Pace.
(10)
Includes 6,617 shares in which Mr. Shlemon is custodian for children under the Uniform Gifts to Minor Act and 139,700 shares subject to stock options that Mr. Shlemon currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2011 at an exercise price of $6.50 per share. Does not include up to 114,300 shares subject to stock options that are not exercisable within 60 days of February 22, 2011.

(11)
Includes 870,000 shares subject to stock options that Ms. Smith currently has the right to acquire or will have the right to acquire within 60 days of February 22, 2011 at an exercise price of $6.50 per share. Does not include up to 3,480,000 shares subject to stock options that are not exercisable within 60 days of February 22, 2011.

(12)
Includes 5,317,916 shares owned by CTS Equities, Limited Partnership, an investment partnership (“CTSLP”). Mr. Sullivan is a limited partner of CTSLP and the sole member of CTS Equities, LLC, the sole general partner of CTSLP.  Also includes 611,415 shares held by a charitable foundation for which Mr. Sullivan serves as trustee.  CTSLP has pledged 5,317,916 shares as collateral for a loan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

In accordance with Rule 404 of Regulation S-K, the following related party transactions are required to be reported in this Item 13.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to its sister company, PRP, for approximately $987,700,000.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), the Company’s wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment and resulted in operating leases for the Company.  Additionally, in accordance with an Asset Management Agreement with PRP, the Company provides certain accounting, technology and real estate services and use of its office facilities at agreed-upon rates.  For the year ended December 31, 2010, the Company received $179,000 for these services, and it paid PRP $1,182,000 for certain reimbursable items.

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use.  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present value, using a five percent discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $5,686,000 related to Release Amounts at December 31, 2010, for five closed locations, but it is not required to pay PRP the Release Amounts until the sales occur.  The Company was required to make a fair market rental payment to PRP in the amount of $126,000 for the year ended December 31, 2009 and made this payment in the first quarter of 2010.  No such payment was required for the year ended December 31, 2010.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

In December 2010, the Company received a $15,000,000 contribution from OSI HoldCo, the Company’s direct owner and an indirect, wholly-owned subsidiary of KHI, and used the proceeds for general corporate purposes. This contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) 336 restaurant properties that are leased to the Company.

The Company makes tax payments on behalf of OSI HoldCo and PRP which are recorded as a receivable within “Other current assets” in the Company’s Consolidated Balance Sheets.  During 2010, the Company was reimbursed approximately $2,262,000 for these tax payments and recorded a receivable of $153,000 as of December 31, 2010.  These tax payments have no effect on the Company’s Consolidated Statements of Operations.

Effective December 31, 2008, the Company sold its interest in its Lee Roy Selmon’s concept, which included six restaurants, to MVP LRS, LLC, an entity owned primarily by the Company’s Founders (two of whom are also Board members of the Company and of KHI), one of its named executive officers and a former employee for $4,200,000.  The Company recorded a $3,628,000 loss on the sale in the line item “General and administrative” expenses in its Consolidated Statement of Operations for the year ended December 31, 2008.  In the third quarter of 2009, the named executive officer transferred his ownership interest in Selmon’s to two of the Company’s Founders (who are also Board members of the Company and KHI) at his initial investment cost.  The Company continued to provide certain accounting, technology, purchasing and other services to Selmon’s at agreed-upon rates, however, all services, except for purchasing, were transitioned to Selmon’s during the first quarter of 2010.  The Company will continue to provide purchasing services through December 31, 2011, unless terminated otherwise.  For the year ended December 31, 2010, the Company received $601,000 in connection with its subleases.

Shares of KHI restricted stock issued to certain of the Company’s current and former executive officers and other members of management vest each June 14.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $727,000 to these individuals in June and July of 2010 for their personal income tax and associated interest obligations that resulted from vesting.  As of December 31, 2010, a total of $6,140,000 of loans to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future.  The 2010 loan amounts for our board members and/or executive officers were as follows: A. William Allen III, $64,000; Jody L. Bilney, $54,000; Joseph J. Kadow, $6,000; Dirk A. Montgomery, $193,000; Richard L. Renninger, $54,000; and Irene D. Wenzel, $10,000.

On July 1, 2008, the Company sold one of its aircraft for $8,100,000 to Billabong Air II, Inc. (“Billabong”), which is owned by two of the Company’s Founders who are also Board members of the Company and of KHI. The resulting $1,400,000 gain from the sale of the aircraft was deferred and scheduled to be recognized ratably over a five-year period in connection with the Company’s expectations for renewals of the lease agreement for this aircraft with Billabong. This lease agreement was for a one-year period with successive one-year renewal periods at the Company’s option and permitted the Company to lease up to 200 hours of flight time per year at a rate of $2,900 per hour as long as the Company supplied its own fuel, pilots and maintenance staff when using the plane. During 2010, the Company expensed $138,000 for use of the aircraft.  On July 1, 2010, the Company did not renew this lease agreement and recognized the remaining $854,000 deferred gain.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

The Company was the guarantor of an uncollateralized line of credit that matured in December 2008 and permitted borrowing of up to $35,000,000 for a limited liability company, T-Bird, an entity affiliated with the Company’s California franchisees of Outback Steakhouse restaurants.  T-Bird used proceeds from the line of credit for loans to its affiliates (“T-Bird Loans”) that serve as general partners of 42 franchisee limited partnerships, which own and operate 41 Outback Steakhouse restaurants.  The funds were ultimately used for the purchase of real estate and construction of buildings to be opened as Outback Steakhouse restaurants and leased to the franchisees’ limited partnerships.  On January 12, 2009, the Company received notice that an event of default had occurred in connection with the line of credit because T-Bird failed to pay the outstanding balance of $33,283,000 due on the maturity date.  On February 17, 2009, the Company terminated its guarantee obligation by purchasing the note and all related rights from the lender for $33,311,000, which included the principal balance due on maturity and accrued and unpaid interest.  On February 19, 2009, the Company filed suit against T-Bird and its affiliates in Florida state court seeking, among other remedies, to enforce the note and collect on the T-Bird Loans.  On February 20, 2009, T-Bird and certain of its affiliates filed suit in California against the Company and certain of its officers and affiliates.  See Item 3 in Part I of this Form 10-K for further description of this litigation.

One of the current and one of the former owners of the Company’s primary domestic beef cutting operation have a greater than 50% combined ownership interest in SEA Restaurants, LLC, the Company’s franchisee of six Outback Steakhouse restaurants in Southeast Asia.  These individuals have not received any distributions related to this ownership interest.

Upon completion of the Merger, the Company entered into a financial advisory agreement with certain entities affiliated with Bain Capital and Catterton who received aggregate fees of approximately $30,000,000 for providing services related to the Merger.  The Company also entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the terms of the management agreement, the Management Company provides management services to the Company until the tenth anniversary of the consummation of the Merger, with one-year extensions thereafter until terminated.  The Management Company receives an aggregate annual management fee equal to $9,100,000 and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $11,606,000 for the year ended December 31, 2010 was included in general and administrative expenses in the Company’s Consolidated Statement of Operations.  The management agreement and the financial advisory agreement include customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement and the financial advisory agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty(s) determine otherwise.

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. At December 31, 2010, the net investment of $31,035,000 was recorded in “Investments in and advances to unconsolidated affiliates, net,” and a foreign currency translation adjustment of $3,467,000 was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet and the Company’s share of earnings or losses of $5,465,000 was recorded in “Income from operations of unconsolidated affiliates” in the Consolidated Statement of Operations for the year ended December 31, 2010.

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence (continued)

RELATED PARTY TRANSACTIONS (continued)

A. William Allen III, Chief Executive Officer of the Company through November 15, 2009 and Chairman of the Board of Directors, through his revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries, owns all of the equity interests in AWA III Steakhouses, Inc., which owns 2.5% of OSI/Flemings, LLC, a Delaware limited liability company. OSI/Flemings, LLC owns certain Fleming’s Prime Steakhouse and Wine Bar restaurants directly or indirectly by serving as the general partner of limited partnerships. In 2010, Mr. Allen, through his ownership interest in OSI/Flemings, LLC, received $512,000 in distributions during December 31, 2010.

A sibling of Mr. Shlemon, an executive officer, is employed with a subsidiary of the Company as a restaurant managing partner. As a qualified managing partner, the sibling was entitled to make investments in Company restaurants, on the same basis as other qualified managing partners, and invested $382,000 in partnerships that own and operate two Outback Steakhouse restaurants. This sibling received distributions from these partnerships in the aggregate amount of $132,000 during December 31, 2010.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

In connection with the review and approval or ratification of a Related Person Transaction, the Company adopted a written policy known as the OSI Restaurant Partners, LLC Code of Business Conduct and Ethics, which has been in effect since 2004 and was revised on October 1, 2007.  Each member of the Company’s Board of Directors and each member of management of the Company, its subsidiaries and of each significant affiliates must disclose to the General Counsel and/or Audit Committee, as applicable, the material terms of the Related Person Transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the Related Person’s direct or indirect interest in, or relationship to, the Related Person Transaction. The General Counsel and/or Audit Committee must advise the Board of the Related Person Transaction and any requirement for disclosure in the Company’s applicable filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and related rules, and, to the extent required to be disclosed, management must ensure that the Related Person Transaction is disclosed in accordance with such Acts and related rules. The Code of Business Ethics is available to any person without charge, upon request, by contacting Norma DeGuenther either (i) by mail at OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Any future amendments or waivers of provisions granted will be available upon request, if applicable.

CORPORATE GOVERNANCE; DIRECTOR INDEPENDENCE

Although the Company does not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger the Board utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (the “NYSE”) when determining whether or not members of the Board were independent.  Under such standards, none of the nine current members of the Board would be considered independent.

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

The Board has not determined whether any member of the Audit Committee is an Audit Committee Financial Expert within the meaning of Item 407(d)(5) of Regulation S-K of the Exchange Act because it believes the qualifications and experience of Messrs. Allen, Loughlin and Chu are appropriate to satisfy the Audit Committee’s responsibilities.

OSI Restaurant Partners, LLC

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP (“PwC”) for 2010 and 2009 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described below the following table:

	YEARS ENDED DECEMBER 31,
CATEGORY	2010	2009
Audit Fees	$2,045,000	$1,964,000
Audit-Related Fees	27,000	15,000
Tax Fees	112,000	29,000
All Other Fees	4,000	4,000
Total Fees	$2,188,000	$2,012,000

Audit Fees for the years ended December 31, 2010 and 2009 include professional services rendered for the audits of the consolidated financial statements of the Company, including reviews of quarterly filings with the SEC, as well as consents and assistance with review of documents filed with the SEC.  The Audit-Related fees for the years ended December 31, 2010 and 2009 include services related to benefit plan audits.  The Tax Fees for the years ended December 31, 2010 and 2009 include consultations on various tax-related planning and compliance issues, including tax matters associated with the 2010 amendment to the Company’s credit agreement.  The All Other Fees for the years ended December 31, 2010 and 2009 include annual subscription licenses for an accounting research tool, which the Company licenses from PwC, and continuing professional education seminars hosted by PwC.

The Audit Committee has considered whether provision of other services is compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected PwC’s independence.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee requires that each engagement of the Company’s independent auditor to perform auditing services and permitted non-audit services must be approved by the Audit Committee in advance, including the fees and principal terms thereof.  During 2010, the Audit Committee approved $100,000, of which the Company used $82,000, for accounting and tax matters associated with the amendment to the Company’s credit agreement.  In addition, the Audit Committee has pre-approved $35,000 each for annual accounting and tax consulting services that may be used at management’s discretion if necessary.  In 2010 and 2009, a total of $34,000 and $33,000, respectively, of aggregate accounting and tax consulting services were used under the pre-approval authorization.

OSI Restaurant Partners, LLC

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this report:

•	Consolidated Balance Sheets - December 31, 2010 and 2009
•	Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Changes in Unitholder’s/Stockholders’ (Deficit) Equity – Years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under Schedule II immediately following the exhibits index: Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.  All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements and notes thereto included in this Report.

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

10.01
Royalty Agreement dated April 1995 among Carrabba’s Italian Grill, Inc., Outback Steakhouse, Inc., Mangia Beve, Inc., Carrabba, Inc., Carrabba Woodway, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr., First Amendment to Royalty Agreement dated January 1997 and Second Amendment to Royalty Agreement made and entered into effective April 7, 2010 by and among Carrabba’s Italian Grill, LLC, OSI Restaurant Partners, LLC, Mangia Beve, Inc., Mangia Beve II, Inc., Original, Inc., Voss, Inc., John C. Carrabba, III, Damian C. Mandola, and John C. Carrabba, Jr. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.02
Joint Venture Agreement of Roy’s/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy’s Holdings, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.03
First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s Holding’s, inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.04
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.05
Action by Unanimous Written Consent of the Members of Outback/Fleming’s, LLC (amendment to operating agreement of Outback/Fleming’s, LLC) executed August 8, 2005 to be effective as of July 21, 2005 (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.06
Stockholders Agreement among Outback Steakhouse International L.P., Newport Pacific Restaurants, Inc., Michael Coble, Gregory Louis Walther, Donnie Everts, William Daniel, Beth Boswell, Don Gale, Stacy Gardella, Jayme Goodsell, Kevin Lee Crippen and Outback Steakhouse Japan Co., Ltd. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

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

10.09
Master Lease Agreement, dated as of the 14th day of June 2007, between Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)1

10.10
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

10.15
Environmental Indemnity (Third Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.16
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

10.34*
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

10.37*
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

10.40
ISDA Master Agreement dated as of September 11, 2007 between Wachovia Bank, National Association and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits, Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.41*
Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between A. William Allen, III and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.42*
Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between Joseph J. Kadow and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.43
First Amendment to Credit Agreement dated as of January 28, 2010 and entered into by and among OSI Restaurant Partners, LLC, the Borrower, OSI HoldCo, Inc., Deutsche Bank AG New York Branch, as Administrative Agent, the Lenders party thereto, and, for purposes of Section IV, the Guarantors listed on the signature papers (included as an exhibit to Registrant’s Current Report on Form 8-K filed January 29, 2010 and incorporated herein by reference)

10.44*
Retirement letter dated November 2, 2009 and effective as of 11:59 p.m. on November 15, 2009 by and between A. William Allen, III and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.45*
Employment Agreement made and entered into November 2, 2009 by Elizabeth A. Smith and OSI Restaurant Partners, LLC, as amended and restated as of December 31, 2009  (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.46*
Officer Employment Agreement made and entered into effective July 19, 2010 by and among Roger Chacko and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Item 15.  Exhibits, Financial Statement Schedules (continued)

(a)(3) EXHIBITS (continued)

Number	Description

10.47*
Officer Employment Agreement made and entered into August 16, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.48*
Officer Employment Agreement made and entered into effective August 23, 2010 by and among Charlie Weston and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.49*	Third Amendment to Employment Agreement effective December 30, 2010 by and between OSI Restaurant Partners, LLC and Joseph J. Kadow (filed herewith)

10.50*	Second Amendment to Employment Agreement effective December 30, 2010 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (filed herewith)

21.01	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022

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

OSI Restaurant Partners, LLC

Item 15.  Exhibits, Financial Statement Schedules (continued)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	BALANCE AT THE BEGINNING OF THE PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT THE END OF THE PERIOD
Year Ended December 31, 2010
Allowance for notes receivable for affiliated entity	$33,150	$-	$-	$33,150
Allowance for doubtful accounts	1,697	2,295	(1,538)	2,454
Valuation allowance on deferred income tax assets	34,394	9,225	-	43,619
	$69,241	$11,520	$(1,538)	$79,223

Year Ended December 31, 2009
Allowance for notes receivable for affiliated entity	$33,150	$-	$-	$33,150
Allowance for doubtful accounts	3,011	724	(2,038)	1,697
Valuation allowance on deferred income tax assets	1,757	34,394	(1,757)	34,394
	$37,918	$35,118	$(3,795)	$69,241

Year Ended December 31, 2008
Allowance for notes receivable for affiliated entity	$-	$33,150	$-	$33,150
Allowance for doubtful accounts	-	3,011	-	3,011
Valuation allowance on deferred income tax assets	-	1,757	-	1,757
	$-	$37,918	$-	$37,918
____________
(1)
Deductions for Allowance for doubtful accounts represent the write off of uncollectible accounts or reductions to allowances previously provided.  Deductions for Valuation allowance on deferred income tax assets represent changes in timing differences between periods.

OSI Restaurant Partners, LLC

Item 15.  Exhibits, Financial Statement Schedules (continued)

(c) Separate Financial Statements of 50 Percent or Less Owned Persons

Separate financial statements of PGS Consultoria e Serviços Ltda., a 50 percent or less owned equity method investment, are included as part of this report as the entity constitutes a “significant subsidiary” pursuant to the provisions of Article 3-09 of Regulation S-X.

Consolidated Financial Statements

PGS Consultoria e Serviços Ltda.

December 31, 2010, 2009 (unaudited) and 2008 (unaudited)

with Report of Independent Auditors

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated financial statements

December 31, 2010, 2009 (unaudited) and 2008 (unaudited) and
January 1, 2008 (unaudited)

Report of Independent Auditors

To the Management and Members of
PGS Consultoria e Serviços Ltda.
Rio de Janeiro - RJ

We have audited the accompanying consolidated balance sheet of PGS Consultoria e Serviços Ltda. as of December 31, 2010, and the related consolidated statements of comprehensive income, changes in members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company is not disclosing parent company financial statements together with or separately from these consolidated financial statements, as required by accounting practices adopted in Brazil.

In our opinion, except for the omission of the information described in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGS Consultoria e Serviços Ltda. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting practices adopted in Brazil.

The accounting practices adopted in Brazil differ, in certain significant respects, from the accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 18 to the consolidated financial statements.

We have not audited the financial statements as of January 1, 2008 and as of and for the years ended December 31, 2009 and 2008, for which the amounts are presented for the purpose of comparison, and, as a consequence, we did not express an opinion on them.

Rio de Janeiro, Brazil, March 25, 2011

ERNST & YOUNG TERCO
Auditores Independentes S.S.
CRC - 2SP 015.199/O-6 - F - RJ

/s/ Márcio F. Ostwald
Márcio F. Ostwald
       Accountant CRC - 1RJ 086.202/O-4

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated balance sheets
December 31, 2010, 2009 (unaudited) and 2008 (unaudited) and
January 1, 2008 (unaudited)
(In thousands of reais)

	2010	2009 (unaudited)	2008 (unaudited)	1/1/2008 (unaudited)

Assets
Current assets
Cash and cash equivalents	11,032	3,298	4,882	1,524
Trade accounts receivable (Note 6)	9,856	7,409	5,908	5,493
Inventories (Note 7)	10,460	9,487	7,935	6,245
Recoverable taxes	1,004	2,294	500	180
Advances from suppliers	359	370	1,436	183
Prepaid expenses	576	272	279	210
Other	790	807	1,162	573
Total current assets	34,077	23,937	22,102	14,408

Noncurrent assets
Long-term receivables
Transactions with related parties (Note 10)	122	537	1,018	763
Judicial deposits (Note 12)	2,787	1,833	1,037	808
Deferred income tax and social contribution (Note 13)	3,129	2,219	1,976	1,499
	6,038	4,589	4,031	3,070

Property, fixtures and equipment (Note 8)	86,192	72,731	63,037	52,064
Intangible assets (Note 9)	3,122	3,244	2,667	2,582
	89,314	75,975	65,704	54,646
Total noncurrent assets	95,352	80,564	69,735	57,716

Total assets	129,429	104,501	91,837	72,124

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated balance sheets (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited) and
January 1, 2008 (unaudited)
(In thousands of reais)

	2010	2009 (unaudited)	2008 (unaudited)	1/1/2008 (unaudited)

Liabilities and members’ equity
Current liabilities
Loans (Note 11)	165	283	283	291
Transactions with related parties (Note 10)	822	940	1,537	1,153
Trade accounts payable	8,743	6,531	6,996	3,935
Rental payable	2,096	1,430	1,254	835
Payroll, provisions and social charges	8,078	5,560	4,192	3,443
Income tax and social contribution payable (Note 13)	2,171	2,041	1,324	1,525
Taxes and contributions payable	3,245	3,364	1,890	1,528
Royalties payable (Note 10)	1,604	3,865	5,686	2,572
Franchise fees payable (Note 10)	205	79	318	113
Current portion of accrued buyout liability	482	283	1,448	1,530
Accounts payable to minority partners	1,309	1,807	1,447	1,548
Other	1,716	1,460	1,699	548
Total current liabilities	30,636	27,643	28,074	19,021

Noncurrent liabilities
Loans (Note 11)	-	165	448	732
Accrued buyout liability	5,271	3,023	1,375	1,140
Minority partner deposit	2,216	2,009	1,632	1,528
Transactions with related parties (Note 10)	528	1,430	3,445	3,576
CIDE payable (Note 12)	2,389	1,582	855	627
Other	601	824	825	824
Total noncurrent liabilities	11,005	9,033	8,580	8,427

Members’ equity (Note 14)
Capital stock	21,864	21,864	21,864	21,864
Retained earnings	65,924	45,961	33,319	22,812
	87,788	67,825	55,183	44,676

Total liabilities and members’ equity	129,429	104,501	91,837	72,124

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated statements of comprehensive income
For the years ended December 31, 2010 and 2009 (unaudited) and 2008 (unaudited)
(In thousands of reais)

	2010	2009 (unaudited)	2008 (unaudited)

Gross revenue from sales	313,380	248,245	197,703
Gross revenue from services	1,035	902	1,442
	314,415	249,147	199,145
Taxes and deductions from sales	(28,466)	(22,991)	(18,841)
Net revenue from sales	285,949	226,156	180,304
Cost of sales	(86,942)	(71,933)	(56,056)
Gross profit	199,007	154,223	124,248

Operating income (expenses)
Restaurant payroll expenses	(59,052)	(47,833)	(38,462)
Operating stores expenses	(33,638)	(28,793)	(23,215)
Royalties expenses	(14,576)	(11,228)	(7,332)
Administrative fee - credit cards/tickets	(6,972)	(5,330)	(3,978)
Depreciation and amortization	(9,439)	(7,734)	(6,167)
Pre-opening expenses	(1,597)	(1,430)	(1,715)
Corporate payroll expenses	(7,067)	(5,624)	(4,059)
General and administrative expenses	(12,662)	(8,252)	(5,820)
Financial income	791	2,694	917
Financial expense	(1,342)	(611)	(2,099)
Other operating expenses, net	(20,473)	(16,281)	(13,882)
	(166,027)	(130,422)	(105,812)

Income before income tax and social contribution	32,980	23,801	18,436

Current income tax and social contribution (Note 13)	(13,927)	(10,653)	(8,406)
Deferred income tax and social contribution (Note 13)	910	243	477

Net income and total comprehensive income for the year	19,963	13,391	10,507

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated statements of changes in members’ equity
For the years ended December 31, 2010, 2009 (unaudited) and 2008 (unaudited)
(In thousands of reais)

	Capital stock	Retained earnings	Total

Balances at January 1, 2008 (unaudited)	21,864	22,812	44,676

Net income and comprehensive income for the year	-	10,507	10,507

Balances at December 31, 2008 (unaudited)	21,864	33,319	55,183

Net income and comprehensive income for the year	-	13,391	13,391
Dividends	-	(749)	(749)

Balances at December 31, 2009 (unaudited)	21,864	45,961	67,825

Net income and comprehensive income for the year	-	19,963	19,963

Balances at December 31, 2010	21,864	65,924	87,788

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated statements of cash flows
For the years ended December 31, 2010, 2009 (unaudited) and 2008 (unaudited)
(In thousands of reais)

	2010	2009 (unaudited)	2008 (unaudited)

Cash flow from operating activities
Income before income tax and social contribution:	32,980	23,801	18,436
Adjustments for
Depreciation and amortization	9,439	8,105	6,310
Provision for CIDE	807	727	228
Disposal of property, fixture and equipment and intangibles	163	40	24
Interest and monetary variation on loans	150	(642)	1,559
	43,539	32,031	26,557
Changes in assets and liabilities
(Increase) decrease in assets
Trade accounts receivable	(2,447)	(1,501)	(415)
Inventories	(973)	(1,552)	(1,690)
Recoverable taxes	1,290	(1,794)	(320)
Advances from suppliers	11	1,066	(1,253)
Prepaid expenses	(304)	7	(69)
Judicial deposits	(954)	(796)	(229)
Other assets	17	355	(589)
Increase (decrease) in liabilities
Trade accounts payable	2,212	(465)	3,061
Rental payable	666	176	419
Payroll, provisions and social charges	2,518	1,368	749
Taxes and contributions payable	(119)	1,474	362
Royalties and franchise fees payable	(2,135)	(2,060)	3,319
Accounts payable to non-controlling interests	(498)	360	(101)
Other liabilities	33	(240)	1,152
Transactions with related parties, net	382	324	(130)
Income tax and social contribution paid	(13,797)	(9,936)	(8,607)
Net cash provided by operating activities	29,441	18,817	22,216

Cash flow from investing activities
Purchase of property, fixture and equipment	(22,441)	(17,624)	(17,136)
Purchase of intangibles	(500)	(792)	(256)
Net cash used in investing activities	(22,941)	(18,416)	(17,392)

Cash flows from financing activities
Payment of loans	(1,255)	(1,766)	(1,371)
Dividends paid to equity holders of the parent	-	(749)	-
Receipt (repayment) of minority partner deposit and accrued buyouts	2,654	860	257
Interest paid	(165)	(330)	(352)
Net cash provided by (used in) financing activities	1,234	(1,985)	(1,466)
Increase (decrease) in cash and cash equivalents	7,734	(1,584)	3,358

Cash and cash equivalents at the end of the year	11,032	3,298	4,882
Cash and cash equivalents at the beginning of the year	3,298	4,882	1,524
Increase (decrease) in cash and cash equivalents	7,734	(1,584)	3,358

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

1.	Corporate information

PGS Consultoria e Serviços Ltda. (“PGS Consultoria” or the “Parent Company”) was formed in May 1997 and is headquartered at Av. das Américas, 8445 - suite 601, in the City and State of Rio de Janeiro.

PGS Consultoria is the holding company of the CLS Companies (collectively referred as the “Group”). The main purpose of the CLS Companies (“CLS”), which is comprised of (i) CLS São Paulo Ltda. (“CLS SP”); (ii) CLS Restaurantes Rio de Janeiro Ltda. (“CLS RJ”); (iii) CLS Restaurantes Brasilia Ltda. (“CLS BSB”); and (iv) CLS Restaurantes do Sul Ltda. (“CLS do Sul”), is to explore and manage restaurants under the trade mark “Outback Steakhouse” in Brazil.

“Outback Steakhouse” is an Australian steakhouse concept, open for dinner only in the United States of America, but for both lunch and dinner in some areas of the world, such as in Brazil. Although beef and steak items make up a good portion of the menu, the concept offers a variety of chicken, ribs, seafood, and pasta dishes. The Group’s strategy is to differentiate its restaurants by emphasizing consistently high-quality food, concentrated service, generous portions at affordable prices and a casual atmosphere suggestive of the Australian Outback.

CLS operates 29 (twenty nine) restaurants altogether, in twelve different cities, being: (i) 8 (eight) in Rio de Janeiro City and 1 (one) in Niterói, State of Rio de Janeiro, and 1 (one) in Vitoria, State of Espirito Santo (CLS RJ); (ii) 9 (nine) in São Paulo City, 2 (two) in Campinas and 1 (one) in Ribeirão Preto, State of São Paulo (CLS SP); (iii) 2 (two) in Brasilia, Federal District, 1 (one) in Belo Horizonte, State of Minas Gerais, 1 (one) in Salvador, State of Bahia, and 1 (one) in Goiânia, State of Goiás (CLS BSB); and (iv) 1 (one) in Porto Alegre, State of Rio Grande do Sul and 1 (one) in Curitiba, State of Paraná (CLS do Sul).

These financial statements were approved by the Parent Company’s management on March 25, 2011.

2.	Basis of preparation

The consolidated financial statements have been prepared based on several assumptions used in the accounting estimates. These estimates were determined based on objective and subjective factors, considering management’s judgment to determine the adequate amount to be recorded in the consolidated financial statements.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

2.	Basis of preparation (Continued)

Significant items subject to such estimates and assumptions include selection of useful lives of property, fixtures and equipment and analysis of their recoverability in operations, credit risk assessment to determine the allowance for doubtful accounts, as well as analysis of other risks to determine other provisions, including those set up for contingencies. Settlement of transactions involving these estimates may result in amounts significantly different from those recorded in the consolidated financial statements due to the uncertainties inherent in the estimate process. The Group reviews its estimates and assumptions at least annually.

The consolidated financial statements were prepared and are presented in accordance with the accounting practices adopted in Brazil, which comprise the pronouncements, interpretations and guidance issued by the Brazilian Accounting Pronouncements Committee (Comitê de Pronunciamentos Contábeis (“CPC”)), which are converged to the International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”).

The financial statements presented herein do not include the parent company’s stand alone financial statements and are not intended to be used for statutory purposes.

Accounting practices adopted in Brazil (“BR GAAP”) differs in significant respects from accounting principles generally accepted in the United States of America (“US GAAP”). A description of certain difference on cash flows from BR GAAP to US GAAP is provided in Note 18.

3.	Basis of consolidation

The consolidated financial statements include the PGS Consultoria operations and the “CLS companies”. The details of the participation in CLS Companies, comprised by CLS SP, CLS RJ, CLS BSB and CLS do Sul, are summarized as follow:

	2010		2009 (unaudited)		2008 (unaudited)
	Capital	Retained	Capital	Retained	Capital	Retained
	stock(1)	earnings(2)	stock(1)	earnings(2)	stock(1)	earnings(2)

CLS SP	91.60%	100%	90.78%	100%	88.63%	100%
CLS RJ	96.08%	100%	96.72%	100%	97.20%	100%
CLS BSB	95.63%	100%	95.72%	100%	95.58%	100%
CLS do Sul	97.17%	100%	97.17%	100%	98.41%	100%

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

3.	Basis of consolidation (Continued)

(1)
The capital stock of CLS companies is shared, basically, by PGS Consultoria, proprietors (stores’ managing partners) and JVs (operating partners who supervise the Rio de Janeiro, São Paulo, Brasília and South Region stores), in accordance with their respective interests.

(2)
According to each individual partner’s association document called “Protocolo de Entendimentos” (Memorandum of Understanding), dividends are distributed to minority partners (proprietors and JV’s) based on certain criteria, such as a percentage of the pre-tax income results of their respective restaurants and supervision areas and other, being the remaining undistributed earnings 100% of PGS Consultoria. Such dividends are recognized as compensation expense in the income statement in the period earned by the minority partners.

The financial statements of the subsidiaries are prepared for the same reporting period as the Parent Company. Accounting policies of subsidiaries have been adjusted to ensure consistency with the accounting policies adopted by the Group. All intra-group balances, income and expenses, unrealized gain and losses and dividends resulting from intra-group transactions are eliminated in full.

Basis of consolidation from January 1, 2010

Capital contributions to the CLS Companies received from the minority partners are recorded as long-term liabilities in the line item “minority partner deposit”. Monthly payments made pursuant to the “Protocolo de Entendimentos” (Memorandum of Understanding) and paid as dividends are recognized as compensation expense in the period earned by the minority partners.

Basis of consolidation prior to January 1, 2010

The above-mentioned requirements were applied on a retrospective basis.

4.	Summary of significant accounting policies

4.1	Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits are likely to flow to the Group and the revenue can be reliably measured, regardless of when the payment is being made.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.1	Revenue recognition (Continued)

Revenue from sale is recognized when the significant risks and rewards have passed to the buyer. No revenue is recognized if there are significant uncertainties regarding its realization.

4.2	Foreign currency translation

The consolidated financial statements are presented in reais, which is also the Parent Company and subsidiaries’ functional currency.

Transactions in foreign currencies are initially recorded by the Group entities at the functional currency rate prevailing at the date of the transaction.

Monetary assets and liabilities denominated in foreign currency are retranslated at the functional currency rate of exchange at the reporting date. All differences are taken to the income statement.

4.3	Financial instruments

Financial instruments are only recognized as of the date when the Group becomes a part of the contract provisions of financial instruments. Once recognized, they are initially recorded at their fair value plus transaction costs that are directly attributable to their acquisition or issuance, except in the case of financial assets and liabilities classified in the category at fair value through profit or loss (“P&L”), when such costs are directly charged to P&L for the period. Subsequent measurement of financial assets and liabilities is determined by their classification at each balance sheet.

The Group’s most significant financial assets are cash and cash equivalents and accounts receivable, whereas the main financial liabilities comprise trade accounts payable and loans.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.4	Cash and cash equivalents

Cash and cash equivalents include bank account balances and short-term investments redeemable within three months or less from the date of acquisition, subject to insignificant risk of change in their market value. The short-term investments included as cash equivalents are mostly classified as “financial assets at fair value through P&L”.

4.5	Trade accounts receivable

These are shown at realization amounts, and refer primarily to the amounts to be received from credit cards companies due to the sales in the restaurants. No allowance for doubtful accounts has recorded due to the remote chances of losses on receivables.

4.6	Inventories

Inventories are valued at the lower of cost and net realizable value. Inventories consist of food and beverages and restaurant supplies, and are stated at the average purchase cost.

4.7	Property, fixtures and equipment

Property, fixtures and equipment are stated at acquisition cost, net of accumulated depreciation. Improvements to leased properties are depreciated over the lease term. Depreciation is computed on the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Computers	5 years
Equipment and facilities	10 years
Buildings	25 years
Leasehold improvements	10 to 15 years

The CLS companies capitalize all direct costs incurred to construct its restaurants. Upon restaurant opening, these costs are depreciated and charged to the income statement. The amount of interest capitalized in connection with restaurant construction was immaterial in all periods.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.7	Property, fixtures and equipment (Continued)

An item of property, fixtures and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gains or losses arising on derecognition of the asset is included in the income statement when the asset is derecognized.

The assets’ residual value, useful lives and methods of depreciation are reviewed at each financial year end, and adjusted prospectively, if appropriate.

At the first-time adoption of the new accounting practices adopted in Brazil, there was an option to adjust the initial balances using the deemed cost concept. The Group elected not to measure its property, fixtures and equipment at fair value as deemed cost on the grounds that: (i) the cost method less of provision for losses is the best one to measure the Group property, fixtures and equipment items; (ii) the Group’s property, fixtures and equipment are segregated into well-defined classes which are related to its operations; (iii) the Group has effective controls over its property, fixtures and equipment items that enable identification of losses and changes in these items estimated useful lives; and (iv) the depreciation rates used adequately represent the useful life of the property, fixtures and equipment item, which leads to the conclusion that its value is close to its fair value.

4.8	Intangible assets

Intangible assets are represented basically by software and franchise fees. Intangible assets acquired separately are measured on initial recognition at cost. After the initial recognition, intangible assets are presented at cost, minus the accrued amortization and impairment losses.

The useful lives of intangible assets are assessed as either finite or indefinite. Intangible asset with finite lives are amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired.

Gains or losses arising from derecognition of an intangible asset is included in the income statement when the asset is derecognized.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.9	Loans

Loans are recognized initially at fair value, plus directly attributable transaction costs. Following the initial recognition, loans subject to interest are measured at the amortized cost using the effective interest rate method. Gains and losses are recognized in the income statement at the time when the liabilities are written off, as well as during the amortization process according to the effective interest rate method.

4.10	Other assets and liabilities

Liabilities are recognized in the balance sheet when the Group has a legal or constructive obligation arising from past events, the settlement of which is expected to result in an outflow of economic benefits. Provisions are recorded reflecting the best estimates of the risk involved. An asset is recognized in the balance sheet when it is likely that its economic benefits will flow to the Group and its cost or value may be safely measured.

Assets and liabilities are classified as current when their realization or settlement is likely to occur within the following twelve months. Otherwise they are stated as noncurrent.

4.11	Taxation

Taxes on sales

Revenues from sales and services are subject to the following taxes and contributions, at the rates shown below:

State VAT – ICMS	From 2% to 19%
Social Contribution Tax on Gross Revenue for Social Integration Program – PIS	From 0.65 to 1.65%
Social Contribution Tax on Gross Revenue for Social Security Funding – COFINS	From 3.00 to 7.60%
Service Tax – ISS	5%

Those charges are presented as deductions from sales in the statement of income.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.11	Taxation (Continued)

Income tax and social contribution - current

Taxation on income includes the income tax and the social contribution. Beginning 2007 and 2008, CLS SP and CLS RJ, respectively, record the income tax and social contribution based on taxable income (previously based on the presumed profits method). Income tax is calculated at a rate of 15%, plus a surtax of 10% on taxable profit exceeding R$ 240 over 12 months, whereas social contribution tax is computed at a rate of 9% on taxable profit, both recognized on an accrual basis. Therefore, additions to the book profit of expenses, temporarily nondeductible, or exclusions from revenues, temporarily nontaxable, for computation of current taxable profit generate deferred tax credits or debits.

The computation for income tax and social contribution for the remaining CLS Companies was calculated according with the presumed profits method, which basis and rates are set forth in the tax legislation in force.

Advances or amounts subject to offset are stated in current or non-current assets, according to the estimate of their realization.

Income tax and social contribution - deferred

Deferred income tax and social contribution are generated by tax loss carryforwards and by temporary differences on the balance sheet date between the tax basis of assets and liabilities and their book values.

The book value of deferred tax assets is reviewed at each reporting date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred tax asset to be utilized. Unrecognized deferred tax assets are reassessed at each reporting date and are recognized to the extent that it has become probable that future taxable profits will allow the deferred tax asset to be recovered.

Deferred income tax and social contribution assets and liabilities are measured at the tax rates that are expected to apply in the year when the asset is realized or the liability is settled, based on tax rates (and tax laws) that have been enacted at the reporting date.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.11	Taxation (Continued)

Income tax and social contribution  - deferred (Continued)

Deferred tax assets and liabilities are offset, if a legally enforceable right exists to set off current tax assets against current income tax liabilities and the deferred taxes relate to the same taxable entity and the same taxation authority.

4.12	Judgments, estimates and significant accounting assumptions

Judgments

The preparation of the consolidated financial statements requires of management to make judgments and estimates, and adopt assumptions that affect the amounts stated as revenues, expenses, assets and liabilities, as well as the disclosures of contingent liabilities on the financial statement date.

However, uncertainties regarding these estimates and assumptions might lead to results that require significant adjustments to the book value of an asset or liability affected in future periods.

Estimates and assumptions

Major assumptions related to sources of uncertainty in future estimates and other relevant sources of uncertainty in estimates on the balance sheet date that entail significant risk of material adjustment to the book value of assets and liabilities in the next financial year are discussed as follows.

Impairment loss on nonfinancial assets

Impairment loss exists when the carrying value of an asset or cash-generating unit exceeds its recoverable amount, which is the higher of fair value less sales costs and value in use. The fair value less sales cost is calculated based on available information about similar asset sales transactions or market-observable prices less additional costs to dispose of the asset item. So far, no evidence indicating that the asset net book value would exceed its recoverable amount has been identified. Accordingly, no provision for impairment of assets was required.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.12	Judgments, estimates and significant accounting assumptions (Continued)

Estimates and assumptions (Continued)

Taxes

Uncertainties exist with respect to the interpretation of complex tax regulations and the amount and timing of future taxable income. The Group establishes provisions, based on reasonable estimates, for possible consequences of audits by the tax authorities. The amount of such provisions is based on several factors, such as experience of previous tax audits and differing interpretations of tax regulations by the taxable entity and the responsible tax authority.

Deferred tax assets are recognized for all unused tax losses to the extent that it is probable that taxable profit will be available against which the losses can be utilized. Significant management judgment is required to determine the amount of deferred tax assets that can be recognized, based upon the likely timing and the level of future taxable profits together with future tax strategies.

The Group has tax loss carryforwards for both income tax and social contribution amounting approximately to R$ 2,100 at December 31, 2010. These losses relate to the Parent Company that has a history of taxable losses, do not expire and may not be used to offset taxable income elsewhere in the Group. Tax-offsettable losses generated in Brazil may be offset against future taxable profit up to 30% of the taxable profit determined in any given year. CLS RJ and CLS SP have no tax losses, but taxable temporary differences.

If the Group was able to recognize all unrecognized deferred tax assets, profit would increase by R$ 705 at December 31, 2010. Further details on deferred taxes are disclosed in Note 13.3.

Provisions

Provisions are recognized when the Group has a present obligation (legal or constructive) as a result of a past event, and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. The expense relating to any provision is presented in the income statement net of any reimbursement.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.12	Judgments, estimates and significant accounting assumptions (Continued)

Estimates and assumptions (Continued)

Provisions (Continued)

This provision is set up in an amount considered sufficient by the Group’s management, supported by the opinion of their legal advisors, to cover probable losses on lawsuits. The Group has not identified any contingency with probable loss expectation during the years ended December 31, 2010, 2009 and 2008.

4.13	Minority partner distributions and buyouts

The proprietors and the JVs are required to sign a five to seven-year agreement (“Protocolo de Entendimentos” - Memorandum of Understanding) and to purchase an ownership interest in the CLS Companies. This ownership interest gives the proprietor and the JVs the right to receive distributions based on a percentage of the pre-tax income results of their respective restaurants in some cases, and based on a percentage of their restaurant’s cash flows in other cases, for the duration of the agreement.

PGS Consultoria has the option to purchase the minority partners’ interests after a five to seven-year period on the terms specified in their agreement.

The Group estimates future purchases of proprietors’ and JVs’ interests using current information on restaurant performance and records the minority partner obligations in the line item “accrued buyout liability” in the consolidated balance sheets. In the period the Group purchases the proprietors’ and JVs’ interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Distributions made for proprietors and JVs are included in expenses in “restaurant payroll expenses” and in “general and administrative expenses” in the consolidated statements of comprehensive income.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

5.	First-time adoption of CPC standards

The unaudited consolidated financial statements up to December 31, 2009 were prepared in accordance with accounting practices adopted in Brazil, observing the guidelines set by the Brazilian Corporation Law (“Law No. 6,406/76”), which include new provisions introduced, amended and revoked by Law No. 11,638 of December 28, 2007 (“Law No. 11,638/07”) and by Law No. 11,941 of May 27, 2009 (“Law No. 11,941/09”) and the guidelines set by the CPC issued up to December 31, 2008.

CPC 43 (R1) - First-time Adoption of Technical Pronouncements CPC 15 to 41 requires that an entity develop accounting policies based on the CPC standards and interpretations effective on the closing date of the first consolidated financial statement, and such policies shall be applied on the transition date and during all periods presented in the first CPC (application of all rules). The Group has prepared consolidated financial statements which comply with CPC applicable for periods beginning on or after January 1, 2010. In preparing these financial statements, the Group’s unaudited opening statement of financial position was prepared as at January 1, 2008, the Group’s date of transition to CPC.

The consolidated financial statements for the year ended December 31, 2010 are the first one presented considering the full application of the CPCs.

This note explains the principal adjustments made by the Group in restating its BR GAAP as of January 1, 2008 and its unaudited consolidated financial statements as of and for the years ended December 31, 2008 and 2009.

5.1	Reconciliation between the consolidated members’ equity in accordance with the adoption of the CPCs

Transition date – January 1, 2008

Members’ equity at January 1, 2008 in accordance with previous BR GAAP	52,231
Write-off capitalized pre-opening costs (a)	(3,859)
Deferred income tax and social contribution (b)	1,499
Accrued buyout liability (e)	(5,195)
Members’ equity at January 1, 2008 in accordance with CPCs	44,676

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

5.	First-time adoption of CPC standards (Continued)

5.1	Reconciliation between the consolidated members’ equity in accordance with the adoption of the CPCs (Continued)

December 31, 2008

Members’ equity at December 31, 2008 in accordance with previous BR GAAP	64,095
Write-off capitalized pre-opening costs (a)	(5,053)
Deferred income tax and social contribution (b)	1,976
Reversal of goodwill amortization (c)	1,043
Buyouts in excess of minority partners interests (d)	(1,530)
Accrued buyout liability (e)	(5,348)
Members’ equity at December 31, 2008 in accordance with CPCs	55,183

December 31, 2009

Members’ equity at December 31, 2009 in accordance with previous BR GAAP	76,612
Write-off capitalized pre-opening costs (a)	(4,275)
Deferred income tax and social contribution (b)	2,219
Reversal of goodwill amortization (c)	2,078
Buyouts in excess of minority partners interests (d)	(2,978)
Accrued buyout liability (e)	(5,831)
Members’ equity at December 31, 2009 in accordance with CPCs	67,825

December 31, 2010

Members’ equity at December 31, 2010 in accordance with previous BR GAAP	98,596
Write-off capitalized pre-opening costs (a)	(3,631)
Deferred income tax and social contribution (b)	2,001
Reversal of goodwill amortization (c)	2,078
Buyouts in excess of minority partners interests (d)	(2,978)
Accrued buyout liability (e)	(8,278)
Members’ equity at December 31, 2010 in accordance with CPCs	87,788

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

5.	First-time adoption of CPC standards (Continued)

5.2	Reconciliation between the consolidated net income for the year in accordance with the adoption of the CPCs

December 31, 2008

Net income for the year ended December 31, 2008 in accordance with previous BR GAAP	11,864
Reversal of capitalized pre-opening costs amortization/disposals (a)	(1,194)
Deferred income tax and social contribution (b)	477
Reversal of goodwill amortization (c)	1,043
Accrued buyout liability (e)	(1,683)
Net income for the year ended December 31, 2008 in accordance with CPCs	10,507

December 31, 2009

Net income for the year ended December 31, 2009 in accordance with previous BR GAAP	13,266
Reversal of capitalized pre-opening costs amortization (a)	778
Deferred income tax and social contribution (b)	243
Reversal of goodwill amortization (c)	1,035
Accrued buyout liability (e)	(1,931)
Net income for the year ended December 31, 2009 in accordance with CPCs	13,391

December 31, 2010

Net income for the year ended December 31, 2010 in accordance with previous BR GAAP	22,267
Reversal of capitalized pre-opening costs amortization (a)	644
Deferred income tax and social contribution (b)	(218)
Accrued buyout liability (e)	(2,730)
Net income for the year ended December 31, 2010 in accordance with CPCs	19,963

5.3	Brief description of the adjustments

(a)
CLS Companies Management choose for maintaining the remaining balance recognized as deferred charges (pre-opening costs) until December 31, 2008 and 2009 as provided for in item 20 of CPC 13 - First-Time Adoption of Law No. 11,638/07 and Provisional Executive Order No. 449/08 (in line with article 299A of Law No. 6,404/76, as amended by Law No. 11,941/09).

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

5.	First-time adoption of CPC standards (Continued)

5.3	Brief description of the adjustments (Continued)

(a)	(Continued)

Maintaining this deferred charges balance in the consolidated financial statements is no longer allowed by the accounting practices adopted in Brazil. As a result, for consolidation purposes, the Group has retroactively written-off this balance since January 1, 2008 (date of transition).

(b)
Refer, basically, to the deferred income tax and social contribution on the adjustment described in item ‘a’ above. Considering that the underlying adjustment is a temporary difference, the deferred income tax and social contribution have been calculated and are presented in the reconciliation tables.

(c/d/e)
In accordance with CPC 39 – Financial Instruments: Presentation, an instrument issued by an entity should be classified as debt or equity. The fundamental principle is that on initial recognition it is classified either as a financial liability or as an equity instrument. Based on the characteristics of the units of interest issued by CLS Companies to the minority partners, the Group classified this instrument as financial liability. Therefore, interest, dividends, gains, and losses relating to that should be reported in the income statement. This means that dividend payments to the minority partners are treated as expenses.

PGS Consultoria has the option to purchase the minority partners’ interests after the termination of their agreement. The fair market value of buyouts is accrued so all cash distributions are recorded as a reduction of the accrued liability.

Prior to January 1, 2010, the minority partners that hold an ownership interest in the CLS Companies were considered stockholders and reported in the consolidated financial statements as non-controlling interests. Distributions to them were classified as dividends. In addition, the CLS Companies recorded goodwill, amortized over five years, for amounts paid in excess of the book value of the minority interest.

The above-mentioned requirements were applied on a retrospective basis.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

6.	Trade accounts receivable

Trade accounts receivable consist mainly of amounts receivable from credit card companies, as follows:

	2010	2009 (unaudited)	2008 (unaudited)	1/1/2008 (unaudited)

Redecard (Mastercard/Diners/Credicard)	2,604	2,012	1,586	1,422
Visanet (Visa/Visa Electron)	5,501	4,355	3,540	3,229
American Express	366	473	544	614
Other	1,385	569	238	228
	9,856	7,409	5,908	5,493

7.	Inventories

	2010	2009 (unaudited)	2008 (unaudited)	1/1/2008 (unaudited)

Kitchen utensils	1,666	1,551	1,325	1,218
Meat and Chicken	969	736	701	282
Dairy	245	207	175	138
Pagers	252	282	262	259
Distilled	256	240	222	162
Beverage	309	261	173	110
Vegetables	134	103	86	81
Wine	148	177	211	214
Beer	122	89	72	54
Shrimp	40	37	37	34
Fish	66	48	70	36
Inventories held by third-parties	3,530	3,707	2,813	1,689
Imports in transit	717	559	867	696
Other	2,006	1,490	921	1,272
	10,460	9,487	7,935	6,245

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

8.	Property, fixtures and equipment

	Land	Furniture and fixture	Computers	Equipment and facilities	Buildings	Leasehold improvements	Construction in progress	Total

Cost
Balances at January 1, 2008 (unaudited)	3,363	8,472	2,882	19,672	26,620	6,386	-	67,395
Additions	-	2,670	1,366	4,896	6,788	1,343	73	17,136
Write-offs	-	-	(24)	-	-	-	-	(24)
Transfer	-	-	-	-	-	-	-	-
Balances at December 31, 2008 (unaudited)	3,363	11,142	4,224	24,568	33,408	7,729	73	84,507
Additions	-	2,168	999	5,021	7,225	951	1,260	17,624
Write-offs	-	(18)	-	-	-	-	(13)	(31)
Transfer	-	-	-	-	-	-	-	-
Balances at December 31, 2009 (unaudited)	3,363	13,292	5,223	29,589	40,633	8,680	1,320	102,100
Additions	-	2,301	1,153	7,148	8,495	1,778	1,566	22,441
Write-offs	-							-
Transfer	-	1,280	90	804		712	(2,886)	-
Balances at December 31, 2010	3,363	16,873	6,466	37,541	49,128	11,170	-	124,541
								-
Depreciation								-
Balances at January 1, 2008 (unaudited)	-	(2,533)	(1,504)	(5,800)	(3,687)	(1,807)	-	(15,331)
Additions	-	(912)	(537)	(2,177)	(1,896)	(617)	-	(6,139)
Write-offs	-	-	-	-	-	-	-	-
Transfer	-	-	-	-	-	-	-	-
Balances at December 31, 2008 (unaudited)		(3,445)	(2,041)	(7,977)	(5,583)	(2,424)		(21,470)
Additions	-	(1,207)	(759)	(2,750)	(2,466)	(717)	-	(7,899)
Write-offs	-	-	-	-	-	-	-	-
Balances at December 31, 2009 (unaudited)	-	(4,652)	(2,800)	(10,727)	(8,049)	(3,141)		(29,369)
Additions	-	(1,283)	(825)	(3,109)	(3,098)	(750)	-	(9,065)
Write-offs	-	-	-	-	85	-	-	85
Balances at December 31, 2010	-	(5,935)	(3,625)	(13,836)	(11,062)	(3,891)	-	(38,349)

Residual value
Balances at January 1, 2008 (unaudited)	3,363	5,939	1,378	13,872	22,933	4,579	-	52,064
Balances at December 31, 2008 (unaudited)	3,363	7,697	2,183	16,591	27,825	5,305	73	63,037
Balances at December 31, 2009 (unaudited)	3,363	8,640	2,423	18,862	32,584	5,539	1,320	72,731
Balances at December 31, 2010	3,363	10,938	2,841	23,705	38,066	7,279	-	86,192
Average annual depreciation rate	-	10%	20%	10%	4%	6.7% to 10%	-

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

9.	Intangible assets

	Software	Franchise fees	Other	Total

Cost
Balances at January 1, 2008 (unaudited)	-	2,010	1,068	3,078
Additions	-	205	51	256
Write-offs	-	-	-	-
Balances at December 31, 2008 (unaudited)	-	2,215	1,119	3,334
Additions	190	493	109	792
Write-offs	-	-	(9)	(9)
Balances at December 31, 2009 (unaudited)	190	2,708	1,219	4,117
Additions	93	374	33	500
Write-offs	-	(57)	(191)	(248)
Balances at December 31, 2010	283	3,025	1,061	4,369

Amortization
Balances at January 1, 2008 (unaudited)	-	(496)	-	(496)
Additions	-	(108)	(63)	(171)
Write-offs	-	-	-	-
Balances at December 31, 2008 (unaudited)	-	(604)	(63)	(667)
Additions	-	(120)	(86)	(206)
Write-offs	-	-	-	-
Balances at December 31, 2009 (unaudited)	-	(724)	(149)	(873)
Additions	(148)	(140)	(86)	(374)
Write-offs	-	-	-	-
Balances at December 31, 2010	(148)	(864)	(235)	(1,247)

Residual value
Balances at January 1, 2008 (unaudited)	-	1,514	1,068	2,582
Balances at December 31, 2008 (unaudited)	-	1,611	1,056	2,667
Balances at December 31, 2009 (unaudited)	190	1,984	1,070	3,244
Balances at December 31, 2010	135	2,161	826	3,122
Average annual amortization rate	20%	5%	20%

Franchise fee

The Group has a franchise agreement with Outback Steakhouse International (“OSI”), which expires generally 20 years after the date restaurant is opened. The Group has the option to renew the agreement for one consecutive term of 20 years, subject to certain conditions. Pursuant to the Agreement, the Group must operate the restaurant in strict conformity with the methods, standards and specifications prescribed by OSI, regarding training, staff, health standards, suppliers and advertising, among others. The Group is contractually bound to pay franchise fees of US$ 40 at the opening of each restaurant, and monthly royalties of 4% to 5% of net sales after the restaurant is opened. Royalties fees are charged to expenses as incurred.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

10.	Transactions with related parties

On December 31, 2010, 2009 and 2008 and January 1, 2008, the balance of transactions with related parties can be summarized as follows:
	Assets		Liabilities
	2010	2009 (unaudited)	2010	2009 (unaudited)
Current
Loans
Outback Steakhouse International	-	-	822	940
Royalties payable
Outback Steakhouse International	-	-	1,604	3,865
Franchise fees
Outback Steakhouse International	-	-	205	79
Total current	-	-	2,631	4,884

Noncurrent
Accounts receivable/payable
Outback Steakhouse International	18	7	11	32
Starbucks Brasil Comércio de Cafés Ltda.	104	530	-	-
	122	537	11	32
Loans
Outback Steakhouse International	-	-	505	1,374

Other	-	-	12	24
Total noncurrent	122	537	528	1,430
Total	122	537	3,159	6,314
	Assets		Liabilities
	2008 (unaudited)	1/1/2008 (unaudited)	2008 (unaudited)	1/1/2008 (unaudited)
Current
Accounts payable (loans)
Outback Steakhouse International	-	-	1,537	1,153
Royalties payable
Outback Steakhouse International	-	-	5,686	2,572
Franchise fees
Outback Steakhouse International	-	-	318	113
Total current	-	-	7,541	3,838

Noncurrent
Accounts receivable/payable
General Foods Comércio Ltda. - GEFCO	-	312	-	-
Outback Steakhouse International	359	352	-	-
Starbucks Brasil Comércio de Cafés Ltda.	590	58	-	-
PGS Participações Ltda.	-	15	-	58
Other	69	26	-	-
	1,018	763	-	58
Loans
Outback Steakhouse International	-	-	3,232	3,488

Other	-	-	213	30
Total noncurrent	1,018	763	3,445	3,576
Total	1,018	763	10,986	7,414

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

10.	Transactions with related parties (Continued)

PGS Consultoria provided administrative and/or technical services to Starbucks Brasil Comércio de Cafés Ltda., which were billed according to the agreements between the parties. During 2010, the service revenues was R$ 1,035 (R$ 908 in 2009 (unaudited) and R$ 1,442 in 2008 (unaudited)).

	2010		2009 (unaudited)		2008 (unaudited)
	Royalties (i)	Financial results (ii)	Royalties (i)	Financial results (ii)	Royalties (i)	Financial results (ii)

Outback Steakhouse International	14,576	(118)	11,228	706	7,332	(1,447)
	14,576	(118)	11,228	706	7,332	(1,447)

(i)	Refer to the royalties calculated on the net revenues posted by the stores.
(ii)	Refer, basically, to the interest expenses and exchange variation on Outback Steakhouse International loans.

Outback Steakhouse International - “OSI”

The operations between CLS and OSI consist of:

►
The Group is contractually bound to pay franchise fees of US$ 40 at the opening of each restaurant and monthly royalties of 4 to 5% of net sales after the restaurant is opened. Royalties fees are charged to expenses as incurred.

►
Loans provided by OSI in the total amount of US$ 3,200, substantially to build the stores in Campinas, Center Norte and Market Place, located in the city of São Paulo; Botafogo, Leblon and Norte Shopping, located in the city of Rio de Janeiro; and Belo Horizonte, located in the city of Belo Horizonte. The outstanding balance as of December 31, 2010, 2009 (unaudited) and 2008 (unaudited) and January 1, 2008 (unaudited) can be summarized as follows:

	2010			2009 (unaudited)
Description	Current	Noncurrent	Total	Current	Noncurrent	Total

Promissory Note - US$ 600 - BZ 11	-	-	-	35	-	35
Promissory Note - US$ 400 - BZ 13	80	5	85	139	86	225
Promissory Note - US$ 400 - BZ 14	133	67	200	139	209	348
Promissory Note - US$ 600 - BZ 15	203	133	336	209	348	557
Promissory Note - US$ 600 - BZ 16	203	133	336	209	348	557
Promissory Note - US$ 600 - BZ 18	203	167	370	209	383	592
Total	822	505	1,327	940	1,374	2,314

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

10.	Transactions with related parties (Continued)

Outback Steakhouse International - “OSI” (Continued)

	2008 (unaudited)			1/1/2008 (unaudited)
Description	Current	Noncurrent	Total	Current	Noncurrent	Total

Promissory Note - US$ 600 - BZ 11	283	70	353	214	248	462
Promissory Note - US$ 400 - BZ 13	191	317	508	144	370	514
Promissory Note - US$ 400 - BZ 14	193	483	676	144	496	640
Promissory Note - US$ 600 - BZ 15	290	771	1,061	216	779	995
Promissory Note - US$ 600 - BZ 16	290	771	1,061	216	779	995
Promissory Note - US$ 600 - BZ 18	290	820	1,110	219	816	1,035
Total	1,537	3,232	4,769	1,153	3,488	4,641

At December 31, 2010, 2009 and 2008 and January 1, 2008, the main conditions of outstanding loans can be summarized as follows:

Description	Amount	Index	Interest rate	Maturities date

Promissory Note	US$ 600	US Dollars	7% p.a	February, 2010
Promissory Note	US$ 400	US Dollars	7% p.a	August, 2011
Promissory Note	US$ 400	US Dollars	7% p.a	July, 2012
Promissory Note	US$ 600	US Dollars	7% p.a	September, 2012
Promissory Note	US$ 600	US Dollars	7% p.a	September, 2012
Promissory Note	US$ 600	US Dollars	7% p.a	November, 2012

Long-term financing mature as follows at December 31, 2010:

2012	505
Total	505

Distribution of Profits - CLS Companies

Dividends paid to proprietors (stores’ managing partners) and to JVs (operating partners who supervise the Rio de Janeiro, São Paulo, Brasília and South Region stores) were distributed according to the criteria stated at each individual partner’s association document called “Protocolo de Entendimentos” (Memorandum of Understanding).

While some partners are paid dividends according to a percentage of the pre-tax income results (“PTI”) of their respective restaurants, as per their P&L statements, others are paid based on the cash flow line of the same document produced on a monthly basis to each individual store - the monthly income statement, or P&L, as it is internally denominated. In both cases, it is 7.5% of PTI or 10% of cash flow for managing partners and 2.5% to 9% of stores cash flows for operating partners. Top management have also received dividends based on some monthly fixed amounts stipulated in last year’s budget submitted to and approved by OSI.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

10.	Transactions with related parties (Continued)

Distribution of Profits - CLS Companies (Continued)

Based on that and consonant to the legal jurisprudence allowing distribution to be different than the exact amount owed to a partner, based on his/her members’ position, CLS distributed the following values to its partners during 2010, 2009 and 2008:

	2010	2009 (unaudited)	2008 (unaudited)

Proprietors (stores’ managing partners)	1,495	1,190	1,946
JVs (operating partners	1,782	1,296	551
Executives	3,241	2,052	1,287
	6,518	4,538	3,784

Dividends paid to the minority partners are recognized as compensation expense in the income statement in the period earned by them.

11.	Loans

	2010			2009 (unaudited)
Description	Current	Noncurrent	Total	Current	Noncurrent	Total

Banco do Brasil S.A.	165	-	165	283	165	448

	2008 (unaudited)			1/1/2008 (unaudited)
Description	Current	Noncurrent	Total	Current	Noncurrent	Total

Banco do Brasil S.A.	283	448	731	291	732	1,023

The principal amount is subject to annual interest of 14%.

The guarantees pledged in connection with the outstanding loan were substantially comprised of properties owned by PGS Consultoria, and improvements made in rented properties financed through this contract, amounting to approximately R$ 1,500. Such loans mature in 2011.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

12.	Contingencies

The Group is involved in tax, civil and labor lawsuits, arising in the normal course of its operations and is discussing these matters at the administrative and judicial levels, in connection with which judicial deposits are made, when applicable.

At December 31, 2010, 2009 (unaudited) and 2008 (unaudited), the Group’s external legal advisors estimate the chances of a final unfavorable outcome as possible in these contingencies, mainly related to labor and tax claims. Therefore, no provision was recorded in the consolidated financial statements.

For CLS Companies, two cases individually involving the largest amounts related to tax lawsuits, totaling approximately R$ 2,000 (CLS SP). These suits were filed by Secretaria de Fazenda do Estado de São Paulo seeking additional payments for ICMS under the taxpayer substitution system, and fines for noncompliance with other accessory obligations. For PGS Consultoria, the case individually involving the largest amount (approximately R$ 2,900) concerns questionings from the tax authorities about payment of income tax and social contribution.

The Group is questioning the validity of the social contribution tax for intervention in the economic order (CIDE), established by law, on the remittance of royalties. Management, supported by preliminary injunctions granted in its favor, is judicially paying this tax. The Group maintains a provision related to this tax, which are presented in noncurrent liabilities in accordance with the expected date of outcome of these proceedings.

13.	Income tax and social contribution

CLS BSB and CLS do Sul have elected to calculate income tax and social contribution using the “presumed profits” method. Under the “presumed profits” method, taxable income is calculated as an amount equal to different percentages of gross revenue based on the activities of the taxpayer.

Under current Brazil tax law, the percentages of the CLS Companies’ gross revenues are 8% for calculating income tax, and 12% for social contribution. The Parent Company, CLS SP, and CLS RJ calculate their income tax and social contribution using the “actual profits” method, which is based on total taxable income.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

13.	Income tax and social contribution (Continued)

Tax loss carry forwards through December 31, 2010 relating to income tax and social contributions were approximately R$ 2,100, comprised entirely of fiscal results of the Parent Company. These tax loss carry forwards can offset future taxable income.  Brazilian tax laws restrict the offset of tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Parent Company.

13.1	Components of income tax and social contribution provision

	2010	2009 (unaudited)	2008 (unaudited)

Current income tax and social contribution	13,927	10,653	8,406
Deferred income tax and social contribution	(910)	(243)	(477)
	13,017	10,410	7,929

13.2	Reconciliation income tax and social contribution provision at statutory rate to effective rate

	2010	2009 (unaudited)	2008 (unaudited)

Income before income tax and social contribution	32,980	23,801	18,436

Income tax and social contribution at statutory rate of 34%	11,213	8,092	6,268
Benefits of utilizing presumed profits method of calculating of income tax and social contribution for CLS BSB and CLS do Sul	(2,033)	(426)	(774)
Non-deductible expenses for minority partner distributions and buyouts	3,354	2,200	1,859
Other non-deductible expenses	487	650	500
Provisions arising from write-down of tax losses	44	-	124
Benefit of utilizing previously written-down tax losses	-	(58)	-
Benefits of income excluded from income tax surcharge	(48)	(48)	(48)
Effective income tax and social contribution provision	13,017	10,410	7,929
Effective rate	39.5%	43.7%	43.0%

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

13.	Income tax and social contribution (Continued)

13.3	Components of deferred income tax and social contribution

	2010	2009 (unaudited)	2008 (unaudited)	1/1/2008 (unaudited)

Tax loss carry forward	705	661	719	595
Temporary differences
Pre-opening costs	2,135	1,782	1,718	1,312
Provision for CIDE	667	437	258	187
Other	327	-	-	-
	3,834	2,880	2,695	2,094
Unrecognized deferred tax assets	(705)	(661)	(719)	(595)
	3,129	2,219	1,976	1,499

Deferred income tax and social contribution assets, resulting from tax loss carry forwards and temporary differences, are recorded taking into consideration probable realization thereof, based on projected future results of operations considering internal assumptions and future economic scenarios that are subject to change. These projections indicate that future operating results will provide taxable income for CLS SP and CLS RJ. Therefore the Group’s management expects to realize the deferred tax assets comprised of the temporary differences. The unused credits reflect the assessment of the likelihood of realizing the deferred tax asset comprised of the tax loss carry forwards attributable to the Parent Company.

14.	Members’ equity

14.1	Capital stock

At December 31, 2010, the Parent Company’s subscribed capital amounted to R$ 21,864, divided into 20,244,048 units of interest with par value of R$ 1.08 each, distributed as follow:

Numbers of units of interest

PGS Participações Ltda.	10,122,024
Outback Steakhouse International Investments Co. (“OSI”)	10,122,024
20,244,048

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

14.	Members’ equity (Continued)

14.2	Distribution of profits

The Parent Company’s management decided to maintain profits for 2010 and 2008 (unaudited) in retained earnings, to be later appropriated in a members meeting. The members approved the distribution of dividends in the amount of R$ 749, relating to profits for 2009, distributed as follow:

Numbers of units of interest

PGS Participações Ltda.	374.5
Outback Steakhouse International Investments Co. (“OSI”)	374.5
749.0

The Parent Company’s management also decided to maintain the remaining profits for 2009 (unaudited) in retained earnings, to be later appropriated in a members meeting.

15.	Financial instruments

The Group evaluated its financial assets and liabilities in relation to the market value through the information available and the appropriate evaluation methodologies. However, the interpretation of market data and the selection of evaluation methods require extensive judgment and estimates to calculate the most appropriate realization value. Consequently, the estimates presented do not necessarily show the amounts that may be realized in the market. The use of different market assumptions and/or methods may have a material effect on the estimated realization values.

The Group’s main financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable and current and noncurrent loans.

Fair value measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and is a market-based measurement. To measure fair value, the Group incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

15.	Financial instruments (Continued)

Fair value measurements (Continued)

Set out below is a comparison by class of the book value and fair value of the Group’s financial instruments that are carried in the consolidated financial statements.

	Book value			Fair value
Description	2010	2009 (unaudited)	2008 (unaudited)	2010	2009 (unaudited)	1/1/2009 (unaudited)

Financial assets
Cash and cash equivalents	11,032	3,298	4,882	11,032	3,298	4,882
Trade accounts receivable	9,856	7,409	5,908	9,856	7,409	5,908
Recoverable taxes	1,004	2,294	500	1,004	2,294	500
Credits from related parties	122	537	1,018	122	537	1,018
Other assets	1,725	1,449	2,877	1,725	1,449	2,877
	23,739	14,987	15,185	23,739	14,987	15,185

Financial liabilities
Loans, including related party	1,492	2,762	5,500	1,492	2,762	5,500
Trade accounts payable	8,743	6,531	6,996	8,743	6,531	6,996
Rental payable	2,096	1,430	1,254	2,096	1,430	1,254
Payroll, provisions and social charges	8,078	5,560	4,192	8,078	5,560	4,192
Taxes and contributions	5,416	5,405	3,214	5,416	5,405	3,214
Royalties and franchises fee	1,809	3,944	6,004	1,809	3,944	6,004
Accounts payable to minority partners	1,309	1,807	1,447	1,309	1,807	1,447
Accrued buyout liability	5,753	3,306	2,823	5,753	3,306	2,823
Other liabilities	2,340	2,340	2,737	2,340	2,340	2,737
	37,036	33,085	34,167	37,036	33,085	34,167

The fair values of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term accounts payable are close to their respective book value due to the their short-term maturity. Loans are recognized initially at fair value, plus directly attributable transaction costs. Following the initial recognition, loans subject to interest are measured at the amortized cost using the effective interest rate method.

As a basis for considering the market participant assumptions in fair value measurements, a three-tier fair value hierarchy prioritizes the inputs used in measuring fair values as follows:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access;

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

15.	Financial instruments (Continued)

Fair value measurements (Continued)

•	Level 2 - inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

The fair values of the short-term investments classified as cash and cash equivalents at December 31, 2010, 2009 and 2008, in the amount of R$ 8,863, R$ 2 (unaudited) and R$ 2,938 (unaudited), respectively, fall within Level 2 of the fair value hierarchy.

The Group is not engaged in any outstanding hedging instruments, term contracts, swap operations, options, futures, or even embedded derivatives operations. Therefore, the Group has no risk related to derivatives utilization policies.

Significant market risk factors affecting the Group’s business are as follows:

Exchange rate risk

This risk arises from the possibility of the Group incurring losses because of fluctuations in the exchange rates. The Group presents liabilities denominated in US dollars, mainly in connection with the loans from the related party OSI.

The Group does not use hedge instruments to protect against exchange rate fluctuations between the Brazilian real and the US dollar.

Credit risk

This risk mainly refers to cash and cash equivalents and accounts receivable by the Group. The Group carries out operations with highly-rated banks, fact which minimizes risks. Accounts receivable are substantially from credit cards companies due to the sales in the restaurants, so management does not expect losses in the realization of such receivables.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

15.	Financial instruments (Continued)

Liquidity risk

Liquidity risk consists in the possibility that the Group may not have sufficient funds to comply with their financial commitments due to the different currencies and settlement terms of their rights and obligations.

The Group’s liquidity and cash flow control is monitored on a daily basis by the Company’s Management, in order to assure that cash flow from operations and the previous funding, when necessary, are sufficient to measure its commitment schedule, not generating liquidity risks for the Parent Company and its subsidiaries.

The tables below summarize the maturity profile of the Group’s financial liabilities on contractual and undiscounted payments.

	Year ended December 31, 2010
	Up to 1year	1 to 5 years	> 5 years	Total

Loans, including related party	987	505	-	1,492
Trade accounts payable	8,743	-	-	8,743
Rental payable	2,096	-	-	2,096
Payroll, provisions and social charges	8,078	-	-	8,078
Taxes and contributions	5,416	-	-	5,416
Royalties and franchises fee	1,809	-	-	1,809
Accrued buyout liability	482	5,271		5,753
Other liabilities	3,649	-	-	3,649
	31,260	5,776	-	37,036

	Year ended December 31, 2009 (unaudited)
	Up to 1year	1 to 5 years	> 5 years	Total

Loans, including related party	1,223	1,539	-	2,762
Trade accounts payable	6,531	-	-	6,531
Rental payable	1,430	-	-	1,430
Payroll, provisions and social charges	5,560	-	-	5,560
Taxes and contributions	5,405	-	-	5,405
Royalties and franchises fee	3,944	-	-	3,944
Accrued buyout liability	283	3,023		3,306
Other liabilities	4,147	-	-	4,147
	28,523	4,562	-	33,085

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

15.	Financial instruments (Continued)

Liquidity risk (Continued)

	Year ended December 31, 2008 (unaudited)
	Up to 1year	1 to 5 years	> 5 years	Total

Loans, including related party	1,820	3,680	-	5,500
Trade accounts payable	6,996	-	-	6,996
Rental payable	1,254	-	-	1,254
Payroll, provisions and social charges	4,192	-	-	4,192
Taxes and contributions	3,214	-	-	3,214
Royalties and franchises fee	6,004	-	-	6,004
Accrued buyout liability	1,448	1,375		2,823
Other liabilities	4,184	-	-	4,184
	29,112	5,055	-	34,167

Interest rate risk

The risk arise from the possibility of the Group incurring losses because of fluctuations in the interest rates that increase the financial expenses related to loans and financing raised on the market. The Group exposure to market risks for changes in interest rates relates primarily to the bank debt and loans with the related party. Considering the Group’s debit profile, management considers that the risk of exposure to interest rate variation is not significant.

Capital Management

Capital includes units of interest and equity attributable to the equity holders of the parent.

The primary objective of the Group’s capital management is to insure that it maintains healthy rations in order to support its business and maximize member value.

The Group manages its capital structure and makes adjustments to it in light of changes in economic conditions. To maintain or adjust the capital structure, the Group may adjust the dividend payment to members, return capital to members, take out new loans or issue new units of interest. No changes were made in the objectives, policies or processes for managing capital during the years ended December 31, 2010, 2009 (unaudited) and 2008 (unaudited).

The Group includes within net debt, loans, trade accounts payable, less cash and cash equivalents.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

15.	Financial instruments (Continued)

Capital Management (Continued)

	2010	2009 (unaudited)	2008 (unaudited)

Loans, including related party	1,492	2,762	5,500
Trade accounts payable	8,743	6,531	6,996
Less: cash and cash equivalents	(11,032)	(3,298)	(4,882)
Net debt	(797)	5,995	7,614
Members’ equity	87,788	67,825	55,183
Members’ equity and net debt	86,991	73,820	62,797

16.	Operating lease commitments

The Group has entered into operating leases on the restaurants locations. These leases have an average life of between 10 to 15 years. Future minimum rentals payable under non-cancellable operating leases as at December 31 are as follows:

	2010	2009 (unaudited)	2008 (unaudited)

Within one year	6,513	7,660	8,805
After one year but not more than five years	45,306	46,408	45,547
More than five years	74,862	66,100	58,156
	126,681	120,168	112,508

17.	Insurance coverage

The Group keeps insurance coverage against mainly risks included property damages, loss of profit and fixed asset items, in amounts deemed sufficient by Management to cover any losses. At December 31, 2010, the Group had the following main insurance policies contracted with third parties:

Type	Insurance Company	Inception date	Expiry date	Maximum indemnity limit

Property damages	Itaú Seguros S.A.	12/jun/2010	12/jun/2011	R$	10,000
General civil liability	Chubb do Brasil Cia de Seguros	12/jun/2010	12/jun/2011	R$	3,000
Vehicles	Ace Seguradora S.A.	11/jul/2010	11/jul/2011	R$	5,000

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

18.	Summary and reconciliation of the differences between the accounting practices adopted in Brazil and accounting principles generally accepted in the United States of America

The consolidated financial statements were prepared and are presented in accordance with BR GAAP, which comprise the pronouncements, interpretations and guidance issued by the Brazilian Accounting Pronouncements Committee (“CPC”). Note 4 to the consolidated financial statements summarizes the principal accounting practices adopted by the Group.

The BR GAAP differs, in certain significant respects, from US GAAP. However, no relevant differences between BR GAAP and US GAAP were identified for the Group’s members’ equity and net income as of January 1, 2008 (unaudited) and as of and for the years ended December 31, 2010, 2009 (unaudited) and 2008 (unaudited).

Classification of statement of cash flows

Under BR GAAP, the classification of certain cash flow item is presented differently from US GAAP. Under BR GAAP, interest paid was recorded in financing activities. For purposes of US GAAP, interest paid is classified in operating activities.

Recently Issued Financial Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) provided accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This guidance is effective January 1, 2011, and the Group does not expect the adoption of this guidance to materially affect its consolidated financial statements.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements (Continued)
December 31, 2010, 2009 (unaudited) and 2008 (unaudited),
and January 1, 2008 (unaudited)
(In thousands, except when mentioned otherwise)

18.	Summary and reconciliation of the differences between the accounting practices adopted in Brazil and accounting principles generally accepted in the United States of America (Continued)

Recently Issued Financial Accounting Standards (Continued)

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, disclosure of the amount and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements is required. Further, this guidance clarified that fair value measurement disclosures should be provided for each class of assets and liabilities. The amendment also clarified that for Level 2 and Level 3 fair value measurements, valuation techniques and inputs used for both recurring and nonrecurring fair value measurements are required to be disclosed.  The adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements. Additionally, effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements. This accounting guidance is not expected to materially affect the Group consolidated financial statements.

In December 2010, the FASB amended the disclosure requirements for supplementary pro forma information related to business combinations. The provisions of this guidance require, if comparative financial statements are presented, the pro forma revenue and earnings be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments also require enhanced disclosures including the description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, although early application is permitted. The Group will apply this guidance prospectively to any business combinations completed on or after January 1, 2011, and this guidance will impact the disclosures within its consolidated financial statements should the Group acquire any businesses on or after this date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	OSI Restaurant Partners, LLC

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Director, President, Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Elizabeth A. Smith

/s/ Dirk A. Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Dirk A. Montgomery

/s/ A. William Allen, III
A. William Allen, III	Director	March 31, 2011

/s/ Chris T. Sullivan	Director	March 31, 2011
Chris T. Sullivan

/s/ Robert D. Basham	Director	March 31, 2011
Robert D. Basham

/s/ Andrew B. Balson	Director	March 31, 2011
Andrew B. Balson

/s/ J. Michael Chu	Director	March 31, 2011
J. Michael Chu

/s/ Philip H. Loughlin	Director	March 31, 2011
Philip H. Loughlin

/s/ Mark E. Nunnelly	Director	March 31, 2011
Mark E. Nunnelly

/s/ Mark A. Verdi	Director	March 31, 2011
Mark A. Verdi

[Remainder of page intentionally left blank]