Form 10-Q
period 2011-03-31
OSI RESTAURANT PARTNERS, LLC
filed 2011-05-13
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

As of May 12, 2011, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2011
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$288,293	$300,111
Current portion of restricted cash	4,674	5,145
Inventories	54,184	58,974
Deferred income tax assets	25,967	26,687
Other current assets, net	72,907	73,957
Total current assets	446,025	464,874
Property, fixtures and equipment, net	804,434	815,998
Investments in and advances to unconsolidated affiliates, net	35,409	31,673
Goodwill	448,722	448,722
Intangible assets, net	574,670	578,066
Other assets, net	140,987	139,790
Total assets	2,450,247	2,479,123
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	102,378	76,919
Accrued and other current liabilities	187,038	196,699
Current portion of accrued buyout liability	11,956	14,001
Unearned revenue	181,478	269,058
Current portion of long-term debt	96,103	95,284
Total current liabilities	578,953	651,961
Partner deposit and accrued buyout liability	105,287	109,906
Deferred rent	88,829	84,695
Deferred income tax liability	189,967	190,779
Long-term debt	1,273,624	1,277,043
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	216,906	218,165
Total liabilities	2,478,066	2,557,049
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued
and outstanding as of March 31, 2011
and December 31, 2010, respectively	-	-
Additional paid-in capital	737,243	735,760
Accumulated deficit	(768,364)	(815,252)
Accumulated other comprehensive loss	(9,249)	(11,757)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(40,370)	(91,249)
Noncontrolling interests	12,551	13,323
Total deficit	(27,819)	(77,926)
Total liabilities and deficit	$2,450,247	$2,479,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Revenues
Restaurant sales	$993,109	$940,015
Other revenues	8,785	7,455
Total revenues	1,001,894	947,470
Costs and expenses
Cost of sales	317,668	300,301
Labor and other related	282,807	261,902
Other restaurant operating	231,914	235,115
Depreciation and amortization	33,233	35,814
General and administrative	61,509	65,019
Provision for impaired assets and restaurant closings	1,090	1,932
Income from operations of unconsolidated affiliates	(3,646)	(1,063)
Total costs and expenses	924,575	899,020
Income from operations	77,319	48,450
Other (expense) income, net	(303)	117
Interest expense, net	(15,923)	(18,712)
Income before provision for income taxes	61,093	29,855
Provision for income taxes	10,982	28,582
Net income	50,111	1,273
Less: net income attributable to noncontrolling interests	3,223	2,251
Net income (loss) attributable to OSI Restaurant Partners, LLC	$46,888	$(978)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
 (IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	TOTAL
Balance, December 31, 2010	100	$-	$735,760	$(815,252)	$(11,757)	$13,323	$(77,926)
Stock-based compensation	-	-	1,521	-	-	-	1,521
Net income	-	-	-	46,888	-	3,223	50,111
Foreign currency translation adjustment	-	-	-	-	2,508	-	2,508
Total comprehensive income	-	-	-	-	-	-	52,619
Distributions to noncontrolling interests	-	-	(38)	-	-	(4,006)	(4,044)
Contributions from noncontrolling interests	-	-	-	-	-	11	11
Balance, March 31, 2011	100	-	737,243	(768,364)	(9,249)	12,551	$(27,819)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	TOTAL
Balance, December 31, 2009	100	$-	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	-	-	-	6,078	-	(386)	5,692
Stock-based compensation	-	-	1,844	-	-	-	1,844
Net (loss) income	-	-	-	(978)	-	2,251	1,273
Foreign currency translation adjustment	-	-	-	-	2,415	-	2,415
Total comprehensive income	-	-	-	-	-	-	3,688
Distributions to noncontrolling interest	-	-	-	-	-	(3,386)	(3,386)
Contributions from noncontrolling interest	-	-	-	-	-	103	103
Balance, March 31, 2010	100	-	715,813	(837,866)	(14,384)	17,554	$(118,883)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$50,111	$1,273
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation and amortization	33,233	35,814
Amortization of deferred financing fees	1,923	2,017
Amortization of capitalized gift card sales commissions	5,668	4,627
Provision for impaired assets and restaurant closings	1,090	1,932
Stock-based and other non-cash compensation expense	11,290	8,898
Income from operations of unconsolidated affiliates	(3,646)	(1,063)
Change in deferred income taxes	(2)	(2)
Loss on disposal of property, fixtures and equipment	1,120	539
Unrealized gain on derivative financial instruments	(51)	(4,891)
Gain on life insurance and restricted cash investments	(1,051)	(1,242)
Provision for bad debt expense	-	2,009
Change in assets and liabilities:
Decrease in inventories	4,838	10,801
Increase in other current assets	(7,915)	(10,548)
Decrease in other assets	1,999	2,789
Increase in accrued interest payable	6,126	6,294
Increase (decrease) in accounts payable and accrued
and other current liabilities	13,391	(10,055)
Increase in deferred rent	4,063	4,569
Decrease in unearned revenue	(87,674)	(79,009)
Decrease in other long-term liabilities	(5,933)	(711)
Net cash provided by (used in) operating activities	28,580	(25,959)
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(342)	-
Proceeds from sale of Company-owned life insurance	1,055	-
De-consolidation of subsidiary	-	(4,398)
Capital expenditures	(20,480)	(10,216)
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	4,807	3,746
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(3,967)	(3,007)
Net cash used in investing activities	$(18,927)	$(13,875)

 (CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash flows used in financing activities:
Repayments of long-term debt	$(5,695)	$(4,673)
Repayments of borrowings on revolving credit facilities	-	(50,000)
Deferred financing fees	-	(1,286)
Contributions from noncontrolling interests	11	103
Distributions to noncontrolling interests	(4,044)	(3,386)
Repayments of partner deposit and
accrued buyout contributions	(13,261)	(4,878)
Receipts of partner deposit and
other contributions	4	831
Net cash used in financing activities	(22,985)	(63,289)
Effect of exchange rate changes on cash and cash equivalents	1,514	695
Net decrease in cash and cash equivalents	(11,818)	(102,428)
Cash and cash equivalents at the beginning of the period	300,111	289,162
Cash and cash equivalents at the end of the period	$288,293	$186,734

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,192	$15,822
Cash paid for income taxes, net of refunds	8,367	2,943

Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposit and accrued buyout
liability to notes payable	$2,807	$3,696
Acquisitions of property, fixtures and equipment
through accounts payable or capital lease liabilities	925	97

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Basis of Presentation

OSI Restaurant Partners, LLC (formerly known as OSI Restaurant Partners, Inc.) and its wholly-owned subsidiaries (collectively the “Company”) own and operate casual and upscale casual dining restaurants primarily in the United States.  The Company’s restaurant portfolio consists of the Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s restaurant concepts.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and financial notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

2.         Recently Issued Financial Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) provided accounting and reporting guidance for arrangements consisting of multiple revenue-generating activities. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The amendments modify the criteria for separating deliverables, measuring, and allocating arrangement consideration to one or more units of accounting. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The adoption of this guidance on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements.  The adoption of this accounting guidance on January 1, 2011 did not have an effect on the Company’s consolidated financial statements, as the Company did not have any Level 3 recurring fair value measurements as of March 31, 2011.

In December 2010, the FASB amended the disclosure requirements for supplementary pro forma information related to business combinations.  The provisions of this guidance require, if comparative financial statements are presented, the pro forma revenue and earnings be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The amendments also require enhanced disclosures including the description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, although early application was permitted.  The adoption of this guidance on January 1, 2011 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during the three months ended March 31, 2011.  These provisions will only impact the disclosures within the Company’s consolidated financial statements should it acquire any businesses in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The Company invested $11,008,000 and $11,234,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively, at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

The following tables present the Company’s money market funds measured at fair value on a recurring basis as of  March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	MARCH 31,
	2011	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,008	$11,008	$-	$-

	TOTAL
	DECEMBER 31,
	2010	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,234	$11,234	$-	$-

Fair Value Measurements on a Nonrecurring Basis

The Company did not have material impairment charges as a result of fair value measurements on a nonrecurring basis during the three months ended March 31, 2011 and 2010.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Fair Value Measurements (continued)

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at March 31, 2011 and December 31, 2010 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at March 31, 2011 and December 31, 2010 (in thousands):

	MARCH 31,		DECEMBER 31,
	2011		2010
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,031,725	$1,000,773	$1,035,000	$985,838
Senior secured pre-funded revolving credit facility	78,072	75,730	78,072	74,364
Senior notes	248,075	258,618	248,075	257,998

4.           Derivative Instruments and Hedging Activities

The Company is exposed to market risk from changes in interest rates on debt, changes in commodity prices and changes in foreign currency exchange rates.

Interest rate changes associated with the Company’s variable-rate debt generally impact its earnings and cash flows, assuming other factors are held constant.  The Company’s exposure to interest rate fluctuations includes its borrowings under its senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin (see Note 7).  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, the Company used an interest rate collar as part of its interest rate risk management strategy to manage its exposure to interest rate movements.  Given the interest rate environment, the Company did not enter into another derivative financial instrument upon the maturity of its interest rate collar on September 30, 2010.  The Company does not enter into financial instruments for trading or speculative purposes.

Many of the ingredients used in the products sold in the Company’s restaurants are commodities that are subject to unpredictable price volatility.  Although the Company attempts to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and the Company is subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices.  The Company attempts to offset the impact of fluctuating commodity prices with other strategic purchasing initiatives.  The Company does not use derivative financial instruments to manage its commodity price risk, except for natural gas as described below.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Derivative Instruments and Hedging Activities (continued)

The Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company utilizes derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.  The effects of these natural gas swaps were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from any tables within this footnote.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Japan, Hong Kong and Brazil and to its royalties from international franchisees.  The Company historically has not used financial instruments to hedge foreign currency exchange rate changes.

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

The following table presents the location and effect of the Company’s interest rate collar on its Consolidated Statement of Operations for the three months ended March 31, 2010 (in thousands):

	LOCATION OF	AMOUNT OF LOSS RECOGNIZED
DERIVATIVES NOT	LOSS	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	THREE MONTHS ENDED
HEDGING	INCOME ON	MARCH 31,
INSTRUMENTS	DERIVATIVE	2010
Interest rate collar	Interest expense	$(1,564)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           Variable Interest Entities

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

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where the Company provides a guarantee. The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $27,848,000 and $9,657,000, respectively, at March 31, 2011 and $28,677,000 and $10,468,000, respectively, at December 31, 2010.

The Company is RY-8’s primary beneficiary because its implicit variable interest in RY-8, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company consolidates RY-8.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company classifies its $24,500,000 contingent obligation as guaranteed debt and the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income attributable to noncontrolling interests.”  All material intercompany balances and transactions have been eliminated.

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2,000,000 to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept.  Based on the terms of the purchase and sale agreement, the Company determined at that time that it was the primary beneficiary and continued to consolidate PRG after the sale transaction.

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2,000,000 promissory note owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  The maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $28,241,000 related to lease payments over a period of 11 years in the event that PRG defaults on certain third-party leases, of which $25,291,000 relates to lease payments to the Company’s sister company, Private Restaurant Properties, LLC (“PRP”).  The amount recorded for these potential lease payments at March 31, 2011 and December 31, 2010 is immaterial to the Company’s Consolidated Balance Sheets.  The Company recorded a $2,000,000 allowance for the PRG promissory note during the first quarter of 2010.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse franchise restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At March 31, 2011 and December 31, 2010, the Company’s net investment of $33,422,000 and $31,035,000, respectively, was recorded in “Investments in and advances to unconsolidated affiliates, net,” and a foreign currency translation adjustment of $91,000 and $3,467,000, respectively, was recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and the Company’s share of earnings of $2,296,000 and $1,286,000 was recorded in “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively.

The following table presents summarized financial information for 100% of the Brazilian Joint Venture (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Net revenue from sales	$49,421	$34,972
Gross profit	33,833	23,563
Net income and total comprehensive
income	4,592	2,572

7.           Long-term Debt

 Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2011	2010
Senior secured term loan facility, interest rates of 2.56% and 2.63%
at March 31, 2011 and December 31, 2010, respectively	$1,031,725	$1,035,000
Senior secured pre-funded revolving credit facility, interest rates of 4.50%
and 2.56% at March 31, 2011 and December 31, 2010, respectively	78,072	78,072
Senior notes, interest rate of 10.00% at March 31, 2011 and December 31, 2010	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.02% to 7.00%
and from 1.07% to 7.00% at March 31, 2011 and December 31, 2010, respectively	8,357	7,628
Sale-leaseback obligations	2,375	2,375
Capital lease obligations	1,123	1,177
Guaranteed debt, interest rates of 2.68% and 2.75% at March 31, 2011
and December 31, 2010, respectively	24,500	24,500
	1,394,227	1,396,827
Less: current portion of long-term debt	(96,103)	(95,284)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,273,624	$1,277,043

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at March 31, 2011 and December 31, 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.50% and from 0.31% to 0.50% at March 31, 2011 and December 31, 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2011 and December 31, 2010).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Long-term Debt (continued)

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

Additionally, the Company is required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on June 14, 2007 to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,031,725,000 and $1,035,000,000 at March 31, 2011 and December 31, 2010, respectively. The Company has classified $13,100,000 of its term loans as current at March 31, 2011 and December 31, 2010, due to its quarterly payment requirements.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  There were no loans outstanding under the revolving credit facility at March 31, 2011 and December 31, 2010; however, $68,872,000 and $70,272,000, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75,000,000.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of March 31, 2011 and December 31, 2010, the Company did not have any cash in the capital expenditure account, and it had $78,072,000 outstanding on its pre-funded revolving credit facility.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, as the Company is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2011, the Company repaid its pre-funded revolving credit facility outstanding loan balance and funded $60,523,000 to its capital expenditure account.

At March 31, 2011 and December 31, 2010, the Company was in compliance with its debt covenants.  See the 2010 Form 10-K for further information about the Company’s debt covenant requirements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Income Taxes

The effective income tax rate for the three months ended March 31, 2011 was 18.0% compared to 95.7% for the same period in 2010. This net decrease in the effective income tax rate was primarily attributable to the projected foreign income tax expense for 2011 being a lower percentage of projected pre-tax income as compared to the prior year.

The effective income tax rate for the three months ended March 31, 2011 was lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pre-tax income.  This was partially offset by the income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pre-tax income. The effective income tax rate for the three months ended March 31, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pre-tax income.

As of March 31, 2011 and December 31, 2010, the Company had $14,611,000 and $16,387,000, respectively, of unrecognized tax benefits ($1,590,000 and $1,327,000, respectively, in “Other long-term liabilities,” $4,493,000 and $6,299,000, respectively, in “Accrued and other current liabilities” and $8,528,000 and $8,761,000, respectively, in “Deferred income tax liability”).  Additionally, the Company accrued $4,767,000 and $6,086,000 of interest and penalties related to uncertain tax positions as of March 31, 2011 and December 31, 2010, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $15,741,000 and $17,974,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $6,000,000 to $8,000,000 within the next twelve months after March 31, 2011.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2010.

The Company accounts for interest and penalties related to uncertain tax positions as part of its Provision for income taxes and recognized expense of $175,000 and $469,000 for the three months ended March 31, 2011 and 2010, respectively.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of Kangaroo Holdings, Inc., the Company’s ultimate parent.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

The following condensed consolidating financial statements present the financial position, results of operations and cash flows for the periods indicated (in thousands) of OSI Restaurant Partners, LLC - Parent only (“OSI Parent”), OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as a co-issuer of the senior notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to senior notes presented as an obligation of both OSI Parent and OSI Co-Issuer, investments in subsidiaries, and intercompany balances and transactions.

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$185,752	$-	$37,968	$64,573	$-	$288,293
Current portion of restricted cash	800	-	3,874	-	-	4,674
Inventories	7,787	-	29,766	16,631	-	54,184
Deferred income tax assets	24,120	-	1,716	131	-	25,967
Other current assets	22,313	-	33,753	16,841	-	72,907
Total current assets	240,772	-	107,077	98,176	-	446,025
Property, fixtures and equipment, net	26,200	-	488,167	290,067	-	804,434
Investments in and advances to
unconsolidated affiliates, net	1,987	-	-	33,422	-	35,409
Investments in subsidiaries	-	-	6,713	-	(6,713)	-
Due from (to) subsidiaries	1,969,723	-	1,103,470	378,705	(3,451,898)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	425,211	149,459	-	574,670
Other assets, net	74,664	-	20,010	46,313	-	140,987
Total assets	$2,313,346	$-	$2,490,110	$1,105,402	$(3,458,611)	$2,450,247

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$10,355	$-	$56,117	$35,906	$-	$102,378
Accrued and other current
liabilities	70,947	-	80,991	35,100	-	187,038
Current portion of accrued
buyout liability	138	-	8,297	3,521	-	11,956
Unearned revenue	254	-	139,431	41,793	-	181,478
Current portion of long-term debt	91,306	-	3,373	1,424	-	96,103
Total current liabilities	173,000	-	288,209	117,744	-	578,953
Partner deposit and accrued
buyout liability	135	-	78,745	26,407	-	105,287
Deferred rent	825	-	58,470	29,534	-	88,829
Deferred income tax liability	57,620	-	135,766	(3,419)	-	189,967
Long-term debt	1,266,924	248,075	4,991	1,709	(248,075)	1,273,624
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	338,327	-	-	-	(338,327)	-
Due to (from) subsidiaries	373,450	-	1,811,058	1,267,390	(3,451,898)	-
Other long-term liabilities, net	143,453	-	51,651	21,802	-	216,906
Total liabilities	2,353,734	248,075	2,428,890	1,485,667	(4,038,300)	2,478,066
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	737,243	(248,075)	-	-	248,075	737,243
(Accumulated deficit)
retained earnings	(768,364)	-	61,220	(383,585)	322,365	(768,364)
Accumulated other comprehensive
(loss) income	(9,249)	-	-	(9,249)	9,249	(9,249)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(40,370)	(248,075)	61,220	(392,834)	579,689	(40,370)
Noncontrolling interests	(18)	-	-	12,569	-	12,551
Total (deficit) equity	(40,388)	(248,075)	61,220	(380,265)	579,689	(27,819)
	$2,313,346	$-	$2,490,110	$1,105,402	$(3,458,611)	$2,450,247

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$8	$-	$695,335	$297,766	$-	$993,109
Other revenues	792	-	4,000	3,993	-	8,785
Total revenues	800	-	699,335	301,759	-	1,001,894
Costs and expenses
Cost of sales	-	-	224,066	93,602	-	317,668
Labor and other related	1,432	-	198,775	82,600	-	282,807
Other restaurant operating	471	-	164,071	67,372	-	231,914
Depreciation and amortization	482	-	19,847	12,904	-	33,233
General and administrative	10,341	-	32,871	18,297	-	61,509
Provision for impaired assets
and restaurant closings	522	-	504	64	-	1,090
Income from operations
of unconsolidated affiliates	(1,349)	-	-	(2,297)	-	(3,646)
Total costs and expenses	11,899	-	640,134	272,542	-	924,575
(Loss) income from operations	(11,099)	-	59,201	29,217	-	77,319
Equity in earnings (losses) of subsidiaries	83,046	-	986	-	(84,032)	-
Other expense, net	-	-	-	(303)	-	(303)
Interest (expense) income, net	(15,773)	-	(160)	10	-	(15,923)
Income (loss) before provision
for income taxes	56,174	-	60,027	28,924	(84,032)	61,093
Provision for income taxes	9,296	-	27	1,659	-	10,982
Net income (loss)	46,878	-	60,000	27,265	(84,032)	50,111
Less: net (loss) income attributable
to noncontrolling interests	(10)	-	-	3,233	-	3,223
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$46,888	$-	$60,000	$24,032	$(84,032)	$46,888

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$8	$-	$672,066	$267,941	$-	$940,015
Other revenues	642	-	3,815	2,998	-	7,455
Total revenues	650	-	675,881	270,939	-	947,470
Costs and expenses
Cost of sales	(3,922)	-	222,668	81,555	-	300,301
Labor and other related	1,183	-	186,609	74,110	-	261,902
Other restaurant operating	702	-	171,672	62,741	-	235,115
Depreciation and amortization	226	-	22,217	13,371	-	35,814
General and administrative	16,701	-	31,435	16,883	-	65,019
Provision for impaired assets
and restaurant closings	1,088	-	599	245	-	1,932
Loss (income) from operations
of unconsolidated affiliates	223	-	-	(1,286)	-	(1,063)
Total costs and expenses	16,201	-	635,200	247,619	-	899,020
(Loss) income from operations	(15,551)	-	40,681	23,320	-	48,450
Equity in earnings (losses) of subsidiaries	59,611	-	821	-	(60,432)	-
Other income, net	-	-	-	117	-	117
Interest expense, net	(18,503)	-	(103)	(106)	-	(18,712)
Income (loss) before provision
(benefit) for income taxes	25,557	-	41,399	23,331	(60,432)	29,855
Provision (benefit) for income taxes	26,529	-	(84)	2,137	-	28,582
Net (loss) income	(972)	-	41,483	21,194	(60,432)	1,273
Less: net income attributable to
noncontrolling interests	6	-	-	2,245	-	2,251
Net (loss) income attributable to OSI
Restaurant Partners, LLC	$(978)	$-	$41,483	$18,949	$(60,432)	$(978)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$35,467	$-	$(14,690)	$7,803	$-	$28,580

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(342)	-	-	-	-	(342)
Proceeds from sale of Company-owned
life insurance	1,055	-	-	-	-	1,055
Capital expenditures	(1,685)	-	(15,996)	(2,799)	-	(20,480)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	1,769	-	3,038	-	-	4,807
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(1,543)	-	(2,424)	-	-	(3,967)
Net cash used in investing activities	(746)	-	(15,382)	(2,799)	-	(18,927)

Cash flows used in financing activities:
Repayments of long-term debt	(3,361)	-	(1,775)	(559)	-	(5,695)
Contributions from noncontrolling
interests	11	-	-	-	-	11
Distributions to noncontrolling interests	-	-	-	(4,044)	-	(4,044)
Repayment of partner deposit and
accrued buyout contributions	(1,893)	-	(7,899)	(3,469)	-	(13,261)
Receipt of partner deposit and
other contributions	-	-	-	4	-	4
Net cash used in financing activities	(5,243)	-	(9,674)	(8,068)	-	(22,985)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	1,514	-	1,514
Net increase (decrease) in cash
and cash equivalents	29,478	-	(39,746)	(1,550)	-	(11,818)
Cash and cash equivalents at the
beginning of the period	156,274	-	77,714	66,123	-	300,111
Cash and cash equivalents at the
end of the period	$185,752	$-	$37,968	$64,573	$-	$288,293

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$75,123	$-	$(80,366)	$(20,716)	$-	$(25,959)

Cash flows used in investing activities:
De-consolidation of subsidiary	(4,398)	-	-	-	-	(4,398)
Capital expenditures	(1,038)	-	(6,291)	(2,887)	-	(10,216)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	641	-	3,105	-	-	3,746
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(181)	-	(2,826)	-	-	(3,007)
Net cash used in investing activities	(4,976)	-	(6,012)	(2,887)	-	(13,875)

Cash flows used in financing activities:
Repayments of long-term debt	(3,280)	-	(921)	(472)	-	(4,673)
Repayments of borrowings
on revolving credit facilities	(50,000)	-	-	-	-	(50,000)
Deferred financing fees	(1,286)	-	-	-	-	(1,286)
Contributions from noncontrolling
interests	-	-	-	103	-	103
Distributions to noncontrolling interests	-	-	(541)	(2,845)	-	(3,386)
Repayment of partner deposit and
accrued buyout contributions	(734)	-	(2,956)	(1,188)	-	(4,878)
Receipt of partner deposit and
other contributions	-	-	610	221	-	831
Net cash used in financing activities	(55,300)	-	(3,808)	(4,181)	-	(63,289)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	695	-	695
Net increase (decrease) in cash
and cash equivalents	14,847	-	(90,186)	(27,089)	-	(102,428)
Cash and cash equivalents at the
beginning of the period	105,906	-	124,560	58,696	-	289,162
Cash and cash equivalents at the
end of the period	$120,753	$-	$34,374	$31,607	$-	$186,734

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Commitments and Contingencies

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Commitments and Contingencies (continued)

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

As of March 31, 2011, the Company is due $3,137,000 from RY-8 for interest and line of credit renewal fees and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 5).  Additional payments on behalf of RY-8 may be required in the future.

11.           Subsequent Events

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s restaurant was required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant.  The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000.  Managing and chef partners had the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment agreement.

In April 2011, the Company began implementing modifications to its managing and chef partner compensation structure.  Under the revised program, managing and chef partners will be eligible to receive deferred compensation payments under the Partner Ownership Account Plan (the “POA”).  Managing and chef partners will be required to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and the Company will make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each Company contribution will be equal to a percentage of the partner’s restaurant’s positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s positive distributable cash flow in accordance with the terms described in the partner’s employment agreement.

Amounts credited to the partner accounts under the POA may be allocated by the partners amongst benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds.  Unless the partner account balances have been forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in March after the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner.  The deferred compensation obligations represent the obligation of the Company to distribute the balance of each partner’s accounts and are general unsecured obligations of the Company.

All managing and chef partners who execute new employment agreements after May 1, 2011 will participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement that expires December 1, 2011 or later have the opportunity from April 27, 2011 through May 31, 2011 to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  Partners who convert will have the right to receive a return of their capital contribution in excess of the new plan requirement.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,400 system-wide restaurants and total revenues in 2010 exceeding $3.6 billion. As of March 31, 2011, we operate in 49 states and in 23 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts consist of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Our plan is to exit our Roy’s concept, but we have not established a timeframe to do so.

Our primary focus is to provide quality food together with quality service across all of our brands. We offer consumers of different demographic backgrounds an array of dining alternatives suited for differing needs. We generate our sales primarily from a diverse customer base, which includes regular patrons who return for meals several times a week, those celebrating special occasions such as birthday parties, individuals holding private events and those conducting business. Secondarily, we generate revenues through sales of franchise rights and ongoing royalties.

The restaurant industry is a highly competitive and fragmented business and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, which include among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not been a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment and operating cost considerations in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

We have developed a multi-year plan to refresh and update our Outback Steakhouse restaurants. The new look delivers a more contemporary expression of an Australian theme in our restaurants using updated colors, fabrics, textures, art, lighting, props and murals.

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
•
Same-store or comparable-store sales - year-over-year comparison of sales volumes for restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants; and

•	Customer satisfaction scores that measure our guests’ experiences in a variety of key attributes.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

Economic conditions appear to be improving but at a relatively slow pace.  The casual dining segment is expected to stabilize in 2011 with the possibility of annual growth if economic conditions continue to improve.  Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions could adversely impact our business.

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

In order to drive share growth, we are continuing to develop unique promotions throughout our concepts that fit our brand positioning, focus on delivering superior brand experience and leverage consumer touch points.  We will also continue to identify opportunities to increase innovation in our menu, service and operations across all our concepts.

We are mitigating commodity risk by leveraging our scale and long-term supply agreements when they are attractive relative to market trends, accelerating continuous productivity improvement and taking modest pricing action to maintain value perceptions among consumers.  Our productivity improvement goal in 2011 is $50 million in savings.

We are continuing to elevate organizational effectiveness and upgrade our infrastructure in 2011.  We are focused on building our competency in human resources, information technology and real estate design and construction to support accelerated growth. This will be a multi-year effort that includes the implementation of a human resource information system, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection.

Our brand investments are focused on accelerating Outback Steakhouse renovations, increasing unit development in higher return, high-growth concepts with a focus on Bonefish Grill.  We are planning to renovate 125 to 150 Outback Steakhouse locations and are targeting six to ten openings for Bonefish Grill in 2011.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Revenues
Restaurant sales	99.1%	99.2%
Other revenues	0.9	0.8
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.0	31.9
Labor and other related (1)	28.5	27.9
Other restaurant operating (1)	23.4	25.0
Depreciation and amortization	3.3	3.8
General and administrative	6.1	6.9
Provision for impaired assets and restaurant closings	0.1	0.2
Income from operations of unconsolidated affiliates	(0.4)	(0.1)
Total costs and expenses	92.3	94.9
Income from operations	7.7	5.1
Other (expense) income, net	(* )	*
Interest expense, net	(1.6)	(2.0)
Income before provision for income taxes	6.1	3.1
Provision for income taxes	1.1	3.0
Net income	5.0	0.1
Less: net income attributable to noncontrolling interests	0.3	0.2
Net income (loss) attributable to OSI Restaurant Partners, LLC	4.7%	(0.1)%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 31,
	2011	2010
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	670	678
Company-owned - international	120	118
Franchised - domestic	107	108
Franchised and development joint venture - international	70	64
Total	967	968
Carrabba's Italian Grill
Company-owned	232	232
Franchised	1	1
Total	233	233
Bonefish Grill
Company-owned	145	144
Franchised	7	7
Total	152	151
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Roy's
Company-owned	22	24
System-wide total	1,438	1,440

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales increased by 6.8% for the three months ended March 31, 2011 as compared with the corresponding period in 2010.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales is comprised of sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and unconsolidated development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$532	$514
International	83	72
Total	615	586
Carrabba's Italian Grill	180	173
Bonefish Grill	114	103
Fleming's Prime Steakhouse and Wine Bar	63	57
Other	21	21
Total Company-owned restaurant sales	$993	$940

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

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
FRANCHISE AND UNCONSOLIDATED DEVELOPMENT
JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$80	$77
International	69	52
Total	149	129
Carrabba's Italian Grill	1	1
Bonefish Grill	4	4
Total franchise and unconsolidated development joint venture sales (1)	$154	$134
Income from franchise and unconsolidated development joint ventures (2)	$10	$7
__________________
(1)	Franchise and unconsolidated development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES

Restaurant sales

	THREE MONTHS ENDED
	MARCH 31,
(dollars in thousands):	2011	2010	$ Change	% Change
Restaurant sales	$993,109	$940,015	$53,094	5.6%

The increase in restaurant sales for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to a $54,739,000 increase in comparable-store sales at our existing restaurants and a $4,091,000 increase in sales from ten restaurants not included in our comparable-store sales base.  This increase was partially offset by a $5,736,000 decrease from the closing of 11 restaurants since March 31, 2010.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our significant brands:

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Average restaurant unit volumes (weekly):
Outback Steakhouse	$61,785	$58,871
Carrabba's Italian Grill	$60,423	$58,160
Bonefish Grill	$60,977	$55,340
Fleming's Prime Steakhouse and Wine Bar	$77,171	$69,372
Operating weeks:
Outback Steakhouse	8,614	8,735
Carrabba's Italian Grill	2,983	2,983
Bonefish Grill	1,864	1,860
Fleming's Prime Steakhouse and Wine Bar	823	823
Year over year percentage change:
Menu price increases (decreases): (1)
Outback Steakhouse	1.6%	(0.8)%
Carrabba's Italian Grill	1.7%	0.0%
Bonefish Grill	1.2%	1.1%
Fleming's Prime Steakhouse and Wine Bar	2.0%	0.7%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	4.3%	(2.8)%
Carrabba's Italian Grill	3.9%	1.1%
Bonefish Grill	9.6%	3.5%
Fleming's Prime Steakhouse and Wine Bar	11.4%	5.2%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED
	MARCH 31,
(dollars in thousands):	2011	2010	Change
Cost of sales	$317,668	$300,301
% of Restaurant sales	32.0%	31.9%	0.1%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended March 31, 2011 as compared to the same period in 2010.  The increase as a percentage of restaurant sales was primarily 0.6% from changes in our product mix and 0.4% from increases in seafood, produce, dairy, beef and other commodity costs. The increase was partially offset by decreases as a percentage of restaurant sales of 0.6% from the impact of certain cost savings initiatives and 0.3% from general menu price increases.

Labor and other related expenses

	THREE MONTHS ENDED
	MARCH 31,
(dollars in thousands):	2011	2010	Change
Labor and other related	$282,807	$261,902
% of Restaurant sales	28.5%	27.9%	0.6%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and other incentive compensation expenses.  Labor and other related expenses increased as a percentage of restaurant sales in the three months ended March 31, 2011 as compared to the same period in 2010.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 0.6% from higher kitchen and service labor costs, (ii) 0.3% from an increase in health insurance expense, (iii) 0.2% from higher management labor and bonus expenses and (iv) 0.2% from higher PEP expenses.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.6% from higher average unit volumes at our restaurants and 0.2% from the impact of certain cost savings initiatives.

Other restaurant operating expenses

	THREE MONTHS ENDED
	MARCH 31,
(dollars in thousands):	2011	2010	Change
Other restaurant operating	$231,914	$235,115
% of Restaurant sales	23.4%	25.0%	(1.6)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of restaurant sales in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the following: (i) 0.9% from higher average unit volumes at our restaurants, (ii) 0.7% from decreases in advertising costs, (iii) 0.4% from certain cost savings initiatives and (iv) 0.2% from a reduction of general liability insurance expense.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.4% from increases in operating supplies expense and 0.2% from increases in repairs and maintenance costs and occupancy costs.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Depreciation and amortization

	THREE MONTHS ENDED
	MARCH 31,
(dollars in thousands):	2011	2010	Change
Depreciation and amortization	$33,233	$35,814
% of Total revenues	3.3%	3.8%	(0.5)%

Depreciation and amortization expense decreased as a percentage of total revenues in the three months ended March 31, 2011 as compared to the same period in 2010.  This decrease as a percentage of total revenues was primarily 0.4% from certain assets being fully depreciated as of June 2010 and 0.2% from higher average unit volumes at our restaurants.

General and administrative

	THREE MONTHS ENDED
	MARCH 31,
(in thousands):	2011	2010	Change
General and administrative	$61,509	$65,019	$(3,510)

General and administrative costs decreased in the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to the following: (i) a $3,800,000 shift in the timing of field meeting expenses to the second quarter of 2011 as opposed to the first quarter of 2010, (ii) $2,100,000 of reduction in certain professional fees and cost savings initiatives and (iii) a $2,000,000 allowance for the PRG promissory note recorded in the first quarter of 2010.  This decrease was partially offset by $3,200,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense and $1,100,000 of additional corporate compensation expense as a result of increasing our resources in consumer insights, research and development, productivity and human resources.

Income from operations of unconsolidated affiliates

	THREE MONTHS ENDED
	MARCH 31,
(in thousands):	2011	2010	Change
Income from operations of
unconsolidated affiliates	$3,646	$1,063	$2,583

Income from operations of unconsolidated affiliates primarily represents our portion of net income from restaurants operated as development joint ventures.  It increased in the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of contingent gain consideration received from a certain unconsolidated affiliate and from an increase in income from our Brazilian Joint Venture.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Interest expense, net

	THREE MONTHS ENDED
	MARCH 31,
(in thousands):	2011	2010	Change
Interest expense, net	$15,923	$18,712	$(2,789)

The decrease in net interest expense in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to $1,564,000 of interest expense on our interest rate collar during the first quarter of 2010 that was not incurred during the first quarter of 2011 since the collar matured in 2010 and a decline in interest expense for our senior secured credit facilities, primarily as a result of a decline in the total outstanding balance of those facilities.

Provision for income taxes

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010	Change
Effective income tax rate	18.0%	95.7%	(77.7)%

The net decrease in the effective income tax rate in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily attributable to the projected foreign income tax expense for 2011 being a lower percentage of projected pre-tax income as compared to the prior year.  The effective income tax rate for the three months ended March 31, 2011 was lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pre-tax income.  This was partially offset by the income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pre-tax income. The effective income tax rate for the three months ended March 31, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pre-tax income.

Financial Condition

Working capital (deficit) totaled ($132,928,000) and ($187,087,000) at March 31, 2011 and December 31, 2010, respectively, and included Unearned revenue from unredeemed gift cards of $181,478,000 and $269,058,000 at March 31, 2011 and December 31, 2010, respectively.  Unearned revenue is a liability that does not require cash settlement.

Current liabilities declined to $578,953,000 at March 31, 2011 as compared with $651,961,000 at December 31, 2010 primarily due to a decrease in Unearned revenue of $87,580,000 as a result of the seasonal pattern of gift card sales and redemptions.  This decrease in Current liabilities was partially offset by an increase in Accounts payable of $25,459,000 due to an acceleration of certain payments prior to the end of 2010.

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

Capital expenditures totaled approximately $20,480,000 and $10,216,000 for the three months ended March 31, 2011 and 2010, respectively.  We estimate that our capital expenditures will total approximately $125,000,000 to $150,000,000 in 2011.

The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2011.

During 2010 and the first quarter of 2011, we experienced a strengthening of trends in consumer traffic, increases in comparable-store sales and operating cash flows and generated operating income.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

As of March 31, 2011, we had approximately $81,128,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $68,872,000) and $21,928,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  At March 31, 2011, we were in compliance with our covenants.  However, our ability to continue to meet these requirements and obligations will depend, among other things, on our ability to achieve anticipated levels of revenue and cash flow and our ability to successfully manage costs and working capital.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Net cash provided by (used in) operating activities	$28,580	$(25,959)
Net cash used in investing activities	(18,927)	(13,875)
Net cash used in financing activities	(22,985)	(63,289)
Effect of exchange rate changes on cash and cash equivalents	1,514	695
Net decrease in cash and cash equivalents	$(11,818)	$(102,428)

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS (continued)

Operating activities

Net cash provided by operating activities increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of an increase in cash generated from restaurant operations due to comparable-store sales increases, $12,300,000 of certain food, labor and other cost savings initiatives, and an acceleration of certain Accounts payable and other related payments prior to the end of 2010.  The increase was partially offset by a $16,417,000 decrease in income taxes payable at March 31, 2011 as compared to March 31, 2010.

CREDIT FACILITIES AND OTHER INDEBTEDNESS

On June 14, 2007, we entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1,560,000,000, consisting of a $1,310,000,000 term loan facility, a $150,000,000 working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100,000,000 pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (3.25% at March 31, 2011 and December 31, 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.25% to 0.50% and from 0.31% to 0.50% at March 31, 2011 and December 31, 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2011 and December 31, 2010).

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

Additionally, we are required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account established on June 14, 2007 to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,031,725,000 and $1,035,000,000 at March 31, 2011 and December 31, 2010, respectively. We classified $13,100,000 of our term loans as current at March 31, 2011 and December 31, 2010, due to our quarterly payment requirements.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at March 31, 2011 and December 31, 2010; however, $68,872,000 and $70,272,000, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing.  We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75,000,000 maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of March 31, 2011 and December 31, 2010, we did not have any cash in the capital expenditure account, and we had $78,072,000 outstanding on our pre-funded revolving credit facility.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, as we are required to repay any outstanding borrowings in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2011, we repaid our pre-funded revolving credit facility outstanding loan balance and funded $60,523,000 to our capital expenditure account.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.

At March 31, 2011 and December 31, 2010, we were in compliance with our debt covenants.  See the 2010 Form 10-K for further information about our debt covenant requirements.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  The senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at March 31, 2011 and December 31, 2010 was $248,075,000.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

FAIR VALUE MEASUREMENTS

We invested $11,008,000 and $11,234,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively, at a net value of 1:1 for each dollar invested.  The fair value of the majority of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the majority of the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three months ended March 31, 2011 and 2010.  Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s restaurant was required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a Management Partnership that provided management and supervisory services to his or her restaurant.  The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000.  Managing and chef partners had the right to receive distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Further, managing and chef partners were eligible to participate in the PEP, a deferred compensation program, upon completion of their five-year employment agreement.

In April 2011, we began implementing modifications to our managing and chef partner compensation structure.  Under the revised program, managing and chef partners will be eligible to receive deferred compensation payments under the Partner Ownership Account Plan (the “POA”).  Managing and chef partners will be required to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and we will make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each of our contributions will be equal to a percentage of the partner’s restaurant’s positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s positive distributable cash flow in accordance with the terms described in the partner’s employment agreement.

Amounts credited to the partner accounts under the POA may be allocated by the partners amongst benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds.  Unless the partner account balances have been forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in March after the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner.  The deferred compensation obligations represent our obligation to distribute the balance of each partner’s accounts and are our general unsecured obligations.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

All managing and chef partners who execute new employment agreements after May 1, 2011 will participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement that expires December 1, 2011 or later have the opportunity from April 27, 2011 through May 31, 2011 to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  If all of the partners were to choose this conversion option, approximately $14,000,000 of our total partner deposit liability would be accelerated for the return of partners’ capital that was required under the old program.  This $14,000,000 would be payable in two payments in July 2011 and January 2012.

As of March 31, 2011, the total liability and total amount of unfunded obligations related to PEP and other deferred compensation plans has not materially changed from December 31, 2010.  Actual funding of the current PEP obligation and future funding requirements may vary significantly depending on the changes to the managing and chef partner compensation structure described above, timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

(ii)
Challenging economic conditions may affect our liquidity by adversely impacting numerous items that include, but are not limited to: consumer confidence and discretionary spending; the availability of credit presently arranged from our revolving credit facilities; the future cost and availability of credit; interest rates; foreign currency exchange rates; and the liquidity or operations of our third-party vendors and other service providers;

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

OSI Restaurant Partners, LLC

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2010.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 Form 10-K for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2010 Form 10-K which could materially affect our business, financial condition or future results.  There have not been any significant changes with respect to the risks described in our 2010 Form 10-K, but these are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Date: May 12, 2011	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Reminder of page intentionally left blank]