Form 10-Q
period 2011-06-30
OSI RESTAURANT PARTNERS, LLC
filed 2011-08-12
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

As of August 11, 2011, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2011
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$190,285	$300,111
Current portion of restricted cash	30,241	5,145
Inventories	53,043	58,974
Deferred income tax assets	28,833	26,687
Other current assets, net	81,759	73,957
Total current assets	384,161	464,874
Property, fixtures and equipment, net	799,419	815,998
Investments in and advances to unconsolidated affiliates, net	38,914	31,673
Goodwill	448,722	448,722
Intangible assets, net	570,936	578,066
Other assets, net	139,062	139,790
Total assets	2,381,214	2,479,123
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	98,229	76,919
Accrued and other current liabilities	193,963	196,699
Current portion of partner deposits and
accrued partner obligations	15,734	14,001
Unearned revenue	173,945	269,058
Current portion of long-term debt	79,974	95,284
Total current liabilities	561,845	651,961
Partner deposits and accrued partner obligations	100,710	109,906
Deferred rent	93,520	84,695
Deferred income tax liabilities	192,692	190,779
Long-term debt	1,208,784	1,277,043
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	217,539	218,165
Total liabilities	2,399,590	2,557,049
Commitments and contingencies
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued
and outstanding as of June 30, 2011
and December 31, 2010, respectively	-	-
Additional paid-in capital	738,770	735,760
Accumulated deficit	(762,714)	(815,252)
Accumulated other comprehensive loss	(5,923)	(11,757)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(29,867)	(91,249)
Noncontrolling interests	11,491	13,323
Total deficit	(18,376)	(77,926)
Total liabilities and deficit	$2,381,214	$2,479,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Revenues
Restaurant sales	$946,033	$908,888	$1,939,142	$1,848,903
Other revenues	9,513	8,092	18,298	15,547
Total revenues	955,546	916,980	1,957,440	1,864,450
Costs and expenses
Cost of sales	305,077	292,149	622,745	592,450
Labor and other related	275,314	259,044	558,121	520,946
Other restaurant operating	243,701	240,848	475,615	475,963
Depreciation and amortization	33,426	35,040	66,659	70,854
General and administrative	69,598	65,022	131,107	130,041
Provision for impaired assets and restaurant closings	3,876	2,082	4,966	4,014
Income from operations of unconsolidated affiliates	(1,995)	(908)	(5,641)	(1,971)
Total costs and expenses	928,997	893,277	1,853,572	1,792,297
Income from operations	26,549	23,703	103,868	72,153
Other income, net	559	876	256	993
Interest expense, net	(15,509)	(16,623)	(31,432)	(35,335)
Income before provision (benefit) for income taxes	11,599	7,956	72,692	37,811
Provision (benefit) for income taxes	3,509	(11,275)	14,491	17,307
Net income	8,090	19,231	58,201	20,504
Less: net income attributable to noncontrolling interests	2,440	1,598	5,663	3,849
Net income attributable to OSI Restaurant Partners, LLC	$5,650	$17,633	$52,538	$16,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
 (IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	TOTAL
Balance, December 31, 2010	100	$-	$735,760	$(815,252)	$(11,757)	$13,323	$(77,926)
Stock-based compensation	-	-	3,048	-	-	-	3,048
Net income	-	-	-	52,538	-	5,663	58,201
Foreign currency translation adjustment	-	-	-	-	5,834	-	5,834
Total comprehensive income	-	-	-	-	-	-	64,035
Distributions to noncontrolling interests	-	-	(38)	-	-	(7,520)	(7,558)
Contributions from noncontrolling interests	-	-	-	-	-	25	25
Balance, June 30, 2011	100	-	738,770	(762,714)	(5,923)	11,491	$(18,376)

					ACCUMULATED
		COMMON	ADDITIONAL		OTHER	NON-
	COMMON	UNITS	PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING
	UNITS	AMOUNT	CAPITAL	DEFICIT	LOSS	INTERESTS	TOTAL
Balance, December 31, 2009	100	$-	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	-	-	-	6,078	-	(386)	5,692
Stock-based compensation	-	-	3,729	-	-	-	3,729
Net income	-	-	-	16,655	-	3,849	20,504
Foreign currency translation adjustment	-	-	-	-	(2,982)	-	(2,982)
Total comprehensive income	-	-	-	-	-	-	17,522
Distributions to noncontrolling interests	-	-	-	-	-	(6,425)	(6,425)
Contributions from noncontrolling interests	-	-	-	-	-	103	103
Balance, June 30, 2010	100	-	717,698	(820,233)	(19,781)	16,113	$(106,203)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash flows provided by operating activities:
Net income	$58,201	$20,504
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	66,659	70,854
Amortization of deferred financing fees	3,815	4,057
Amortization of capitalized gift card sales commissions	9,390	7,735
Provision for impaired assets and restaurant closings	4,966	4,014
Stock-based and other non-cash compensation expense	20,420	14,591
Income from operations of unconsolidated affiliates	(5,641)	(1,971)
Change in deferred income taxes	(57)	(2)
Loss on disposal of property, fixtures and equipment	1,785	1,443
Unrealized gain on derivative financial instruments	(35)	(12,164)
(Gain) loss on life insurance and restricted cash investments	(470)	952
Provision for bad debt expense	-	1,298
Change in assets and liabilities:
Decrease in inventories	6,043	8,804
Increase in other current assets	(19,487)	(10,601)
Decrease in other assets	3,942	5,313
Decrease in accrued interest payable	(134)	(32)
Increase (decrease) in accounts payable and accrued
and other current liabilities	20,457	(30,228)
Increase in deferred rent	8,682	8,520
Decrease in unearned revenue	(95,291)	(89,106)
Decrease in other long-term liabilities	(7,201)	(2,836)
Net cash provided by operating activities	76,044	1,145
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(789)	(641)
Proceeds from sale of Company-owned life insurance	2,638	4,011
Proceeds from sale of property, fixtures and equipment	688	-
De-consolidation of subsidiary	-	(4,398)
Capital expenditures	(49,230)	(26,473)
Restricted cash received for capital expenditures, property
taxes and certain deferred compensation plans	45,569	8,893
Restricted cash used to fund capital expenditures, property
taxes and certain deferred compensation plans	(70,417)	(10,205)
Net cash used in investing activities	$(71,541)	$(28,813)

(CONTINUED...)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash flows used in financing activities:
Repayments of long-term debt	$(9,598)	$(70,901)
Proceeds from borrowings on revolving credit facilities	-	21,000
Repayments of borrowings on revolving credit facilities	(78,072)	(55,928)
Deferred financing fees	-	(1,286)
Contributions from noncontrolling interests	25	103
Distributions to noncontrolling interests	(7,558)	(6,425)
Repayments of partner deposits and
accrued partner obligations	(21,390)	(11,137)
Receipts of partner deposits and
other contributions	202	2,382
Net cash used in financing activities	(116,391)	(122,192)
Effect of exchange rate changes on cash and cash equivalents	2,062	(1,659)
Net decrease in cash and cash equivalents	(109,826)	(151,519)
Cash and cash equivalents at the beginning of the period	300,111	289,162
Cash and cash equivalents at the end of the period	$190,285	$137,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,492	$43,883
Cash paid for income taxes, net of refunds	15,868	7,068

Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner
obligations to notes payable	$3,814	$4,326
Acquisitions of property, fixtures and equipment
through accounts payable or capital lease liabilities	2,846	4,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

OSI Restaurant Partners, LLC (formerly known as OSI Restaurant Partners, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”) own and operate casual and upscale casual dining restaurants primarily in the United States.  The Company’s restaurant portfolio consists of five individually branded restaurant concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

In January 2010, the FASB amended the guidance related to fair value measurements and disclosures. Effective for fiscal years beginning after December 15, 2010, a reporting entity should separately present information about purchases, sales, issuances and settlements on a gross basis in its reconciliation of Level 3 recurring fair value measurements.  The adoption of this accounting guidance on January 1, 2011 did not have an effect on the Company’s consolidated financial statements since the Company does not have any Level 3 recurring fair value measurements.

In December 2010, the FASB amended the disclosure requirements for supplementary pro forma information related to business combinations.  The provisions of this guidance require, if comparative financial statements are presented, the pro forma revenue and earnings be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The amendments also require enhanced disclosures including the description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, although early application was permitted.  The adoption of this guidance on January 1, 2011 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during the six months ended June 30, 2011.  These provisions will only impact the disclosures within the Company’s consolidated financial statements should it acquire any businesses in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.         Recently Issued Financial Accounting Standards (continued)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”) that establishes a number of new requirements for fair value measurements. These include: (i) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (ii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (iii) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. Additionally, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU No. 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. While the provisions of ASU No. 2011-04 will increase the Company’s fair value disclosures, this guidance will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” (“ASU No. 2011-05”) that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires the Company to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU No. 2011-05 must be applied retrospectively and will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  This guidance will not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a presentation change to comprehensive income.

3.            Stock-based and Deferred Compensation Plans

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

In April 2011, the Company began implementing modifications to its managing and chef partner compensation structure.  Under the revised program, managing and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”).  Managing and chef partners participating in the POA are required to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and the Company will make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each Company contribution will be equal to a percentage of the partner’s restaurant’s positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s positive distributable cash flow in accordance with the terms described in the partner’s employment agreement.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.            Stock-based and Deferred Compensation Plans (continued)

Amounts credited to each partner’s account under the POA may be allocated by the partners amongst benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds.  Unless previously forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner.  The deferred compensation obligations under the POA are unsecured obligations of the Company.

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As a result of this conversion, $2,743,000 of the Company’s total partner deposit liability was accelerated for the return of partners’ capital that was required under the old program.  As of June 30, 2011, the Company’s POA liability was $2,687,000 which was recorded in the line item “Partner deposits and accrued partner obligations” in its Consolidated Balance Sheet.

4.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The Company invested $25,777,000 and $11,234,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively, at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

The following tables present the Company’s money market funds measured at fair value on a recurring basis as of  June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	JUNE 30,
	2011	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$25,777	$25,777	$-	$-

	TOTAL
	DECEMBER 31,
	2010	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,234	$11,234	$-	$-

Fair Value Measurements on a Nonrecurring Basis

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarter of 2011 and did not have any impairment charges.  Additionally, the Company did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and six months ended June 30, 2011 and 2010.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           Fair Value Measurements (continued)

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at June 30, 2011 and December 31, 2010 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at June 30, 2011 and December 31, 2010 (in thousands):

	JUNE 30,		DECEMBER 31,
	2011		2010
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,028,450	$982,170	$1,035,000	$985,838
Senior secured pre-funded revolving credit facility	-	-	78,072	74,364
Senior notes	248,075	259,238	248,075	257,998

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

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2010, the Company purchased approximately 90% of its dometic beef raw materials from four beef suppliers who represented approximately 76% of the total beef marketplace in the United States.  In 2011, the Company expects to purchase approximately 80% of its domestic beef raw materials from four of the largest beef suppliers who represent approximately 79% of the total beef marketplace in the United States.

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

The following table presents the location and effect of the Company’s interest rate collar on its Consolidated Statement of Operations for the three and six months ended June 30, 2010 (in thousands):

	LOCATION OF	AMOUNT OF GAIN OR (LOSS) RECOGNIZED
DERIVATIVES NOT	GAIN OR (LOSS)	IN INCOME ON DERIVATIVE
DESIGNATED AS	RECOGNIZED IN	THREE MONTHS ENDED	SIX MONTHS ENDED
HEDGING	INCOME ON	JUNE 30,	JUNE 30,
INSTRUMENTS	DERIVATIVE	2010	2010
Interest rate collar	Interest expense, net	$242	$(1,322)

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

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where the Company provides a guarantee. The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $27,327,000 and $8,829,000, respectively, at June 30, 2011 and $28,677,000 and $10,468,000, respectively, at December 31, 2010.

The Company is also the primary beneficiary of RY-8 because its implicit variable interest in that entity, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company also consolidates RY-8.  Since RY-8’s $24,500,000 line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company classifies its $24,500,000 contingent obligation as guaranteed debt and the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income attributable to noncontrolling interests.”  All material intercompany balances and transactions have been eliminated.

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

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2,000,000 promissory note, which is fully reserved, owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  The maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $27,165,000 related to lease payments over a period of 11 years in the event that PRG defaults on certain third-party leases, of which $24,630,000 relates to lease payments to the Company’s sister company, Private Restaurant Properties, LLC (“PRP”).  The Company has recorded an immaterial liability for three of the third-party leases, as the amount charged to PRG is less than the amount the Company owes PRP.

 OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At June 30, 2011 and December 31, 2010, the Company’s net investment of $36,926,000 and $31,035,000, respectively, was recorded in “Investments in and advances to unconsolidated affiliates, net,” a foreign currency translation adjustment of $1,601,000 and $3,467,000, respectively, was recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and the Company’s share of earnings of $1,995,000 and $1,058,000 for the three months ended June 30, 2011 and 2010, respectively, and $4,291,000 and $2,344,000 for the six months ended June 30, 2011 and 2010, respectively, was recorded in “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Operations.

The following tables present summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Net revenue from sales	$54,558	$35,629	$103,979	$70,601
Gross profit	37,384	25,065	71,217	48,628
Net income and total comprehensive
income	3,990	2,116	8,582	4,688

8.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2011	2010
Prepaid expenses	$27,001	$18,995
Accounts receivable, net	9,228	10,261
Accounts receivable - vendors, net	20,000	13,432
Accounts receivable - franchisees, net	6,742	6,137
Other current assets, net	18,788	25,132
	$81,759	$73,957

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt

 Long-term debt consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2011	2010
Senior secured term loan facility, interest rates of 2.50% and 2.63%
at June 30, 2011 and December 31, 2010, respectively	$1,028,450	$1,035,000
Senior secured pre-funded revolving credit facility, interest rate of 2.56%
at December 31, 2010	-	78,072
Senior notes, interest rate of 10.00% at June 30, 2011 and December 31, 2010	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.02% to 7.00%
and from 1.07% to 7.00% at June 30, 2011 and December 31, 2010, respectively	8,790	7,628
Sale-leaseback obligations	2,375	2,375
Capital lease obligations	1,068	1,177
Guaranteed debt, interest rates of 2.63% and 2.75% at June 30, 2011
and December 31, 2010, respectively	24,500	24,500
	1,313,258	1,396,827
Less: current portion of long-term debt	(79,974)	(95,284)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,208,784	$1,277,043

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (“Base Rate”) (3.25% at June 30, 2011 and December 31, 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.25% to 0.44% and from 0.31% to 0.50% at June 30, 2011 and December 31, 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2011 and December 31, 2010).

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

Additionally, the Company is required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2011, the Company repaid its pre-funded revolving credit facility outstanding loan balance of $78,072,000 and funded $60,523,000 to its capital expenditure account.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-term Debt (continued)

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,028,450,000 and $1,035,000,000 at June 30, 2011 and December 31, 2010, respectively. The Company has classified $75,000,000 and $13,100,000 of its term loans as current at June 30, 2011 and December 31, 2010, respectively, due to its prepayment requirements and quarterly payments.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  There were no loans outstanding under the revolving credit facility at June 30, 2011 and December 31, 2010; however, $68,716,000 and $70,272,000, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75,000,000.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of June 30, 2011, the Company did not have any loans outstanding under the pre-funded revolving credit facility, as it had $25,223,000 in its capital expenditure account.  As of December 31, 2010, the Company had $78,072,000 outstanding on its pre-funded revolving credit facility.  This borrowing was recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheet, as the Company is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.

At June 30, 2011 and December 31, 2010, the Company was in compliance with its debt covenants.  See the 2010 Form 10-K for further information about the Company’s debt covenant requirements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Income Taxes

The effective income tax rate for the three months ended June 30, 2011 was 30.3% compared to (141.7)% for the same period in 2010. This net increase in the effective income tax rate was primarily attributable to the changes in the mix of domestic versus foreign income and the increase in the projected and actual pretax book income in the jurisdictions in which the deferred tax assets are subject to a valuation allowance for the three months ended June 30, 2011 as compared to the prior year.

The effective income tax rate for the six months ended June 30, 2011 was 19.9 % compared to 45.8% for the same period in 2010.  This net decrease in the effective income tax rate was primarily due to the increase in projected and actual domestic pretax book income subject to a valuation allowance and the projected foreign income tax provision being a lower percentage of projected consolidated pre-tax income as compared to the prior year.

The effective income tax rates for the three and six months ended June 30, 2011 and the three months ended June 30, 2010 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pre-tax income.  This was partially offset by the increase in the valuation allowance. The effective income tax rate for the six months ended June 30, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pre-tax income.

As of June 30, 2011 and December 31, 2010, the Company had $14,598,000 and $16,387,000, respectively, of unrecognized tax benefits ($1,734,000 and $1,327,000, respectively, in “Other long-term liabilities,” $4,336,000 and $6,299,000, respectively, in “Accrued and other current liabilities” and $8,528,000 and $8,761,000, respectively, in “Deferred income tax liabilities”).  Additionally, the Company accrued $4,942,000 and $6,086,000 of interest and penalties related to uncertain tax positions as of June 30, 2011 and December 31, 2010, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $15,779,000 and $17,974,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $6,000,000 to $8,000,000 within the next twelve months after June 30, 2011.

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF JUNE 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$108,154	$-	$21,345	$60,786	$-	$190,285
Current portion of restricted cash	25,445	-	4,796	-	-	30,241
Inventories	7,401	-	28,706	16,936	-	53,043
Deferred income tax assets	26,956	-	1,746	131	-	28,833
Other current assets	22,740	-	42,269	16,750	-	81,759
Total current assets	190,696	-	98,862	94,603	-	384,161
Property, fixtures and equipment, net	25,803	-	490,128	283,488	-	799,419
Investments in and advances to
unconsolidated affiliates, net	1,988	-	-	36,926	-	38,914
Investments in subsidiaries	-	-	7,604	-	(7,604)	-
Due from (to) subsidiaries	1,919,396	-	1,310,041	444,705	(3,674,142)	-
Goodwill	-	-	339,462	109,260	-	448,722
Intangible assets, net	-	-	422,916	148,020	-	570,936
Other assets, net	71,722	-	19,994	47,346	-	139,062
Total assets	$2,209,605	$-	$2,689,007	$1,164,348	$(3,681,746)	$2,381,214

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF JUNE 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$10,825	$-	$57,157	$30,247	$-	$98,229
Accrued and other current
liabilities	62,998	-	92,455	38,510	-	193,963
Current portion of partner deposits
and accrued partner obligations	149	-	10,700	4,885	-	15,734
Unearned revenue	239	-	133,228	40,478	-	173,945
Current portion of long-term debt	75,136	-	3,486	1,352	-	79,974
Total current liabilities	149,347	-	297,026	115,472	-	561,845
Partner deposits and accrued
partner obligations	2,793	-	73,380	24,537	-	100,710
Deferred rent	823	-	61,349	31,348	-	93,520
Deferred income tax liabilities	60,514	-	135,772	(3,594)	-	192,692
Long-term debt	1,201,717	248,075	5,275	1,792	(248,075)	1,208,784
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	299,215	-	-	-	(299,215)	-
Due to (from) subsidiaries	378,717	-	1,982,953	1,312,474	(3,674,144)	-
Other long-term liabilities, net	146,361	-	50,698	20,480	-	217,539
Total liabilities	2,239,487	248,075	2,606,453	1,527,009	(4,221,434)	2,399,590
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	738,770	(248,075)	-	-	248,075	738,770
(Accumulated deficit)
retained earnings	(762,714)	-	82,554	(368,244)	285,690	(762,714)
Accumulated other comprehensive
(loss) income	(5,923)	-	-	(5,923)	5,923	(5,923)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(29,867)	(248,075)	82,554	(374,167)	539,688	(29,867)
Noncontrolling interests	(15)	-	-	11,506	-	11,491
Total (deficit) equity	(29,882)	(248,075)	82,554	(362,661)	539,688	(18,376)
	$2,209,605	$-	$2,689,007	$1,164,348	$(3,681,746)	$2,381,214

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

(CONTINUED…)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT)
EQUITY
Current Liabilities
Accounts payable	$7,625	$-	$36,756	$32,538	$-	$76,919
Accrued and other current
liabilities	66,053	-	84,323	46,323	-	196,699
Current portion of partner deposits
and accrued partner obligations	110	-	8,414	5,477	-	14,001
Unearned revenue	277	-	213,422	55,359	-	269,058
Current portion of long-term debt	91,355	-	2,755	1,174	-	95,284
Total current liabilities	165,420	-	345,670	140,871	-	651,961
Partner deposits and accrued
partner obligations	210	-	84,683	25,013	-	109,906
Deferred rent	679	-	55,581	28,435	-	84,695
Deferred income tax liabilities	58,392	-	135,758	(3,371)	-	190,779
Long-term debt	1,270,236	248,075	5,341	1,466	(248,075)	1,277,043
Guaranteed debt	-	-	-	24,500	-	24,500
Accumulated losses in subsidiaries
in excess of investment	423,881	-	-	-	(423,881)	-
Due to (from) subsidiaries	384,704	-	1,671,652	1,597,386	(3,653,742)	-
Other long-term liabilities, net	143,507	-	52,690	21,968	-	218,165
Total liabilities	2,447,029	248,075	2,351,375	1,836,268	(4,325,698)	2,557,049
(Deficit) Equity
OSI Restaurant Partners, LLC
Unitholder’s (Deficit) Equity
Additional paid-in capital	735,760	(248,075)	-	-	248,075	735,760
(Accumulated deficit)
retained earnings	(815,252)	-	1,219	(407,616)	406,397	(815,252)
Accumulated other comprehensive
(loss) income	(11,757)	-	-	(11,756)	11,756	(11,757)
Total OSI Restaurant
Partners, LLC unitholder’s
(deficit) equity	(91,249)	(248,075)	1,219	(419,372)	666,228	(91,249)
Noncontrolling interests	(20)	-	-	13,343	-	13,323
Total (deficit) equity	(91,269)	(248,075)	1,219	(406,029)	666,228	(77,926)
	$2,355,760	$-	$2,352,594	$1,430,239	$(3,659,470)	$2,479,123

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED JUNE 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$14	$-	$669,497	$276,522	$-	$946,033
Other revenues	505	-	4,569	4,439	-	9,513
Total revenues	519	-	674,066	280,961	-	955,546
Costs and expenses
Cost of sales	-	-	218,575	86,502	-	305,077
Labor and other related	(67)	-	196,988	78,393	-	275,314
Other restaurant operating	436	-	178,643	64,622	-	243,701
Depreciation and amortization	588	-	19,966	12,872	-	33,426
General and administrative	10,927	-	36,002	22,669	-	69,598
Provision for impaired assets
and restaurant closings	557	-	3,319	-	-	3,876
Income from operations
of unconsolidated affiliates	-	-	-	(1,995)	-	(1,995)
Total costs and expenses	12,441	-	653,493	263,063	-	928,997
(Loss) income from operations	(11,922)	-	20,573	17,898	-	26,549
Equity in earnings of subsidiaries	35,786	-	889	-	(36,675)	-
Other income, net	-	-	-	559	-	559
Interest (expense) income, net	(15,529)	-	(44)	64	-	(15,509)
Income (loss) before provision
for income taxes	8,335	-	21,418	18,521	(36,675)	11,599
Provision for income taxes	2,697	-	85	727	-	3,509
Net income (loss)	5,638	-	21,333	17,794	(36,675)	8,090
Less: net (loss) income attributable
to noncontrolling interests	(12)	-	-	2,452	-	2,440
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$5,650	$-	$21,333	$15,342	$(36,675)	$5,650

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	SIX MONTHS ENDED JUNE 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$22	$-	$1,364,832	$574,288	$-	$1,939,142
Other revenues	1,297	-	8,569	8,432	-	18,298
Total revenues	1,319	-	1,373,401	582,720	-	1,957,440
Costs and expenses
Cost of sales	-	-	442,641	180,104	-	622,745
Labor and other related	1,365	-	395,763	160,993	-	558,121
Other restaurant operating	907	-	342,714	131,994	-	475,615
Depreciation and amortization	1,070	-	39,813	25,776	-	66,659
General and administrative	21,268	-	68,873	40,966	-	131,107
Provision for impaired assets
and restaurant closings	1,079	-	3,823	64	-	4,966
Income from operations
of unconsolidated affiliates	(1,349)	-	-	(4,292)	-	(5,641)
Total costs and expenses	24,340	-	1,293,627	535,605	-	1,853,572
(Loss) income from operations	(23,021)	-	79,774	47,115	-	103,868
Equity in earnings of subsidiaries	118,832	-	1,875	-	(120,707)	-
Other income, net	-	-	-	256	-	256
Interest (expense) income, net	(31,302)	-	(204)	74	-	(31,432)
Income (loss) before provision
for income taxes	64,509	-	81,445	47,445	(120,707)	72,692
Provision for income taxes	11,993	-	112	2,386	-	14,491
Net income (loss)	52,516	-	81,333	45,059	(120,707)	58,201
Less: net (loss) income attributable
to noncontrolling interests	(22)	-	-	5,685	-	5,663
Net income (loss) attributable to OSI
Restaurant Partners, LLC	$52,538	$-	$81,333	$39,374	$(120,707)	$52,538

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	SIX MONTHS ENDED JUNE 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$70,916	$-	$(6,434)	$11,562	$-	$76,044

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(789)	-	-	-	-	(789)
Proceeds from sale of Company-owned
life insurance	2,638	-	-	-	-	2,638
Proceeds from sale of property,
fixtures and equipment	-	-	687	1	-	688
Capital expenditures	(5,418)	-	(37,321)	(6,491)	-	(49,230)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	41,067	-	4,502	-	-	45,569
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(65,609)	-	(4,808)	-	-	(70,417)
Net cash used in investing activities	(28,111)	-	(36,940)	(6,490)	-	(71,541)

Cash flows used in financing activities:
Repayments of long-term debt	(6,666)	-	(2,180)	(752)	-	(9,598)
Repayments of borrowings
on revolving credit facilities	(78,072)	-	-	-	-	(78,072)
Contributions from noncontrolling
interests	25	-	-	-	-	25
Distributions to noncontrolling interests	-	-	-	(7,558)	-	(7,558)
Repayment of partner deposits and
accrued partner obligations	(6,212)	-	(10,938)	(4,240)	-	(21,390)
Receipt of partner deposits and
other contributions	-	-	123	79	-	202
Net cash used in financing activities	(90,925)	-	(12,995)	(12,471)	-	(116,391)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	2,062	-	2,062
Net decrease in cash
and cash equivalents	(48,120)	-	(56,369)	(5,337)	-	(109,826)
Cash and cash equivalents at the
beginning of the period	156,274	-	77,714	66,123	-	300,111
Cash and cash equivalents at the
end of the period	$108,154	$-	$21,345	$60,786	$-	$190,285

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	SIX MONTHS ENDED JUNE 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$43,489	$-	$(44,984)	$2,640	$-	$1,145

Cash flows used in investing activities:
Purchases of Company-owned
life insurance	(641)	-	-	-	-	(641)
Proceeds from sale of Company-owned
life insurance	4,011	-	-	-	-	4,011
De-consolidation of subsidiary	(4,398)	-	-	-	-	(4,398)
Capital expenditures	(3,002)	-	(18,008)	(5,463)	-	(26,473)
Restricted cash received for capital
expenditures, property taxes and
certain deferred compensation plans	4,335	-	4,558	-	-	8,893
Restricted cash used to fund capital
expenditures, property taxes and
certain deferred compensation plans	(4,554)	-	(5,651)	-	-	(10,205)
Net cash used in investing activities	(4,249)	-	(19,101)	(5,463)	-	(28,813)

Cash flows used in financing activities:
Repayments of long-term debt	(68,456)	-	(1,538)	(907)	-	(70,901)
Proceeds from borrowings
on revolving credit facilities	21,000	-	-	-	-	21,000
Repayments of borrowings
on revolving credit facilities	(55,928)	-	-	-	-	(55,928)
Deferred financing fees	(1,286)	-	-	-	-	(1,286)
Contributions from noncontrolling
interests	-	-	-	103	-	103
Distributions to noncontrolling interests	-	-	(1,124)	(5,301)	-	(6,425)
Repayment of partner deposits and
accrued partner obligations	(4,239)	-	(5,355)	(1,543)	-	(11,137)
Receipt of partner deposits and
other contributions	572	-	1,281	529	-	2,382
Net cash used in financing activities	(108,337)	-	(6,736)	(7,119)	-	(122,192)
Effect of exchange rate changes on cash
and cash equivalents	-	-	-	(1,659)	-	(1,659)
Net decrease in cash
and cash equivalents	(69,097)	-	(70,821)	(11,601)	-	(151,519)
Cash and cash equivalents at the
beginning of the period	105,906	-	124,560	58,696	-	289,162
Cash and cash equivalents at the
end of the period	$36,809	$-	$53,739	$47,095	$-	$137,643

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

In March 2008, one of the Company’s subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006 in the amount of $68,396,000. The IRS asserted that certain cash distributions paid to the Company’s managing, chef and area operating partners who hold partnership interests in limited partnerships with the Company’s affiliates should have been treated as wages and subjected to employment taxes.  The Company appealed the proposed assessment to the IRS Office of Appeals.  In July 2011, the Company settled this assessment with the IRS Office of Appeals for $5,765,000.

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

On February 20, 2009, T-Bird and certain of its affiliates filed suit against the Company and certain of its officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  The Company filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted and the case was dismissed.  T-Bird appealed the dismissal and on May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint reinstated.  On September 1, 2010, the California Supreme Court denied without opinion the Company’s petition seeking further review of the California Court of Appeal’s decision and the case was returned to the Los Angeles Superior Court. T-Bird filed an amended complaint on November 29, 2010.  Like the original complaint, T-Bird’s amended complaint claims, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to T-Bird and its affiliates that the Company would acquire the restaurants owned by T-Bird and its affiliates and until that time the Company would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The amended complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  The Company is scheduled for trial in California in September 2011.  The Company and the other defendants believe the suit is without merit.

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

As of June 30, 2011, the Company is due $2,899,000 from RY-8 for interest and line of credit renewal fees and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 6).  Additional payments on behalf of RY-8 may be required in the future.

13.           Related Parties

Kangaroo Holdings, Inc. and Management

Shares of KHI restricted stock issued to certain of the Company’s current and former executive officers and other members of management vest each June 14 through 2012.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $902,000 and $727,000 to these individuals in June and July of 2011 and 2010, respectively, for their personal income tax obligations that resulted from vesting.  As of June 30, 2011, a total of $7,121,000 of loans and associated interest obligations to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future.

14.           Subsequent Events

On July 1, 2011, the Company’s chief executive officer was granted an option to purchase 550,000 shares of KHI common stock under the KHI Equity Plan in accordance with the terms of her employment agreement. Her stock options have an exercise price of $10.03 per share.  These shares will vest and compensation expense will be recorded equally over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,400 system-wide restaurants and total revenues in 2010 exceeding $3.6 billion. As of June 30, 2011, we operate in 49 states and in 22 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  We plan to exit our Roy’s concept, but have not established a timeframe to do so.

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

•	Customer satisfaction scores - measurement of our guests’ experiences in a variety of key attributes.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

The casual dining segment has stabilized in 2011, with the possibility of annual growth beginning in 2012 if economic conditions continue to improve.  Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions could adversely impact our business.

In 2011, we have continued to balance near-term growth in share gains with investments to achieve sustainable growth.  Our key objectives for 2011 include:

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

We are mitigating commodity risk by leveraging our scale and long-term supply agreements when they are attractive relative to market trends, accelerating productivity improvements and taking modest pricing action to maintain value perceptions among consumers.  Our productivity improvement goal in 2011 is $50 million in savings, and while there remains execution risk within many of our major initiatives, we are on target to meet this goal.

We are continuing to elevate organizational effectiveness and upgrade our infrastructure in 2011.  We are focused on building our competency in human resources, information technology and real estate design and construction to support accelerated growth. This will be a multi-year effort that includes the implementation of a human resource information system, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection.  Additionally, in April 2011, we began implementing modifications to our managing and chef partner compensation structure to drive sustainable growth by aligning field incentives and paying higher amounts for growth in restaurant cash flow on an annual basis (see “Stock-Based and Deferred Compensation Plans” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Our brand investments are focused on accelerating our multi-year Outback Steakhouse renovations plan and increasing unit development in higher return, high-growth concepts with a focus on Bonefish Grill.  The new look at Outback Steakhouse delivers a more contemporary expression of an Australian theme in our restaurants using updated colors, fabrics, textures, art, lighting, props and murals. We are planning to renovate at least 150 to 175 Outback Steakhouse locations and are targeting six to ten openings for Bonefish Grill in 2011.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Revenues
Restaurant sales	99.0%	99.1%	99.1%	99.2%
Other revenues	1.0	0.9	0.9	0.8
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.2	32.1	32.1	32.0
Labor and other related (1)	29.1	28.5	28.8	28.2
Other restaurant operating (1)	25.8	26.5	24.5	25.7
Depreciation and amortization	3.5	3.8	3.4	3.8
General and administrative	7.3	7.1	6.7	7.0
Provision for impaired assets and restaurant closings	0.4	0.2	0.3	0.2
Income from operations of unconsolidated affiliates	(0.2)	(0.1)	(0.3)	(0.1)
Total costs and expenses	97.2	97.4	94.7	96.1
Income from operations	2.8	2.6	5.3	3.9
Other income, net	*	0.1	*	0.1
Interest expense, net	(1.6)	(1.8)	(1.6)	(2.0)
Income before provision (benefit) for income taxes	1.2	0.9	3.7	2.0
Provision (benefit) for income taxes	0.4	(1.2)	0.7	0.9
Net income	0.8	2.1	3.0	1.1
Less: net income attributable to noncontrolling interests	0.2	0.2	0.3	0.2
Net income attributable to OSI Restaurant Partners, LLC	0.6%	1.9%	2.7%	0.9%
________________
(1)	As a percentage of restaurant sales.
*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	JUNE 30,
	2011	2010
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	670	674
Company-owned - international	120	119
Franchised - domestic	107	108
Franchised and development joint venture - international	68	65
Total	965	966
Carrabba's Italian Grill
Company-owned	231	232
Franchised	1	1
Total	232	233
Bonefish Grill
Company-owned	145	145
Franchised	7	7
Total	152	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Roy's
Company-owned	22	23
System-wide total	1,435	1,438

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

System-wide sales increased by 5.8% and 6.3% for the three and six months ended June 30, 2011 as compared with the corresponding periods in 2010.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales is comprised of sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and unconsolidated development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
COMPANY-OWNED RESTAURANT SALES
(in millions):
Outback Steakhouse
Domestic	$514	$509	$1,046	$1,023
International	70	63	153	135
Total	584	572	1,199	1,158
Carrabba's Italian Grill	172	164	352	337
Bonefish Grill	113	102	227	205
Fleming's Prime Steakhouse and Wine Bar	57	52	120	109
Other	20	19	41	40
Total Company-owned restaurant sales	$946	$909	$1,939	$1,849

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
FRANCHISE AND UNCONSOLIDATED DEVELOPMENT
JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$77	$78	$157	$155
International	76	52	145	104
Total	153	130	302	259
Carrabba's Italian Grill	1	1	2	2
Bonefish Grill	5	4	9	8
Total franchise and unconsolidated development joint venture sales (1)	$159	$135	$313	$269
Income from franchise and unconsolidated development joint ventures (2)	$9	$7	$19	$14
__________________
(1)	Franchise and unconsolidated development joint venture sales are not included in revenues in the Consolidated Statements of Operations.
(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

REVENUES

Restaurant sales

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
(dollars in thousands):	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Restaurant sales	$946,033	$908,888	$37,145	4.1%	$1,939,142	$1,848,903	$90,239	4.9%

The increase in restaurant sales for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to a $38,461,000 increase in comparable-store sales at our existing restaurants and a $1,881,000 increase in sales from six restaurants not included in our comparable-store sales base.  This increase was partially offset by a $3,197,000 decrease in sales from the closing of six restaurants since June 30, 2010.

The increase in restaurant sales for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to a $90,491,000 increase in comparable-store sales at our existing restaurants and a $6,242,000 increase in sales from ten restaurants not included in our comparable-store sales base.  This increase was partially offset by a $6,494,000 decrease in sales from the closing of six restaurants since June 30, 2010.

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our significant brands:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Average restaurant unit volumes (weekly):
Outback Steakhouse	$59,088	$57,828	$60,429	$58,347
Carrabba's Italian Grill	$57,033	$54,378	$58,720	$56,259
Bonefish Grill	$60,031	$54,384	$60,501	$54,859
Fleming's Prime Steakhouse and Wine Bar	$68,362	$62,294	$72,742	$65,814
Operating weeks:
Outback Steakhouse	8,710	8,804	17,324	17,539
Carrabba's Italian Grill	3,011	3,016	5,994	5,999
Bonefish Grill	1,885	1,881	3,749	3,741
Fleming's Prime Steakhouse and Wine Bar	832	832	1,655	1,655
Year over year percentage change:
Menu price increases (decreases): (1)
Outback Steakhouse	1.5%	(0.1)%	1.6%	(0.3)%
Carrabba's Italian Grill	1.8%	0.1%	1.5%	0.1%
Bonefish Grill	1.8%	0.5%	1.4%	0.8%
Fleming's Prime Steakhouse and Wine Bar	2.8%	0.5%	2.4%	0.6%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	1.8%	3.6%	3.1%	0.3%
Carrabba's Italian Grill	4.8%	0.6%	4.4%	0.9%
Bonefish Grill	10.2%	5.6%	9.8%	4.6%
Fleming's Prime Steakhouse and Wine Bar	9.9%	9.0%	10.7%	7.0%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Cost of sales	$305,077	$292,149		$622,745	$592,450
% of Restaurant sales	32.2%	32.1%	0.1%	32.1%	32.0%	0.1%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended June 30, 2011 as compared to the same period in 2010.  The increase as a percentage of restaurant sales was primarily 1.4% from increases in seafood, dairy and beef costs and was partially offset by decreases as a percentage of restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.5% from menu price increases.

The increase as a percentage of restaurant sales in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily 0.9% from increases in seafood, dairy, beef and other commodity costs and 0.3% from changes in our product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.3% from menu price increases.

Labor and other related expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Labor and other related	$275,314	$259,044		$558,121	$520,946
% of Restaurant sales	29.1%	28.5%	0.6%	28.8%	28.2%	0.6%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and POA, and other incentive compensation expenses.  Labor and other related expenses increased as a percentage of restaurant sales in the three months ended June 30, 2011 as compared to the same period in 2010.  The increase as a percentage of restaurant sales was primarily due to the following: (i) 0.6% from a settlement of an IRS assessment of employment taxes (see Item 1. “Legal Proceedings” in Part II of this Form 10-Q), (ii) 0.4% from higher kitchen and service labor costs, (iii) 0.3% from a decrease in income as a result of a reduction in losses on PEP and other deferred compensation participant investment accounts and (iv) 0.2% from higher management labor and bonus expenses.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.6% from higher average unit volumes at our restaurants and 0.3% from the impact of certain cost savings initiatives.

The increase as a percentage of restaurant sales in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the following: (i) 0.5% from higher kitchen and service labor costs, (ii) 0.3% from a settlement of an IRS assessment of employment taxes, (iii) 0.3% from higher management labor and bonus expenses and (iv) 0.2% from higher PEP expenses.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from higher average unit volumes at our restaurants and 0.2% from the impact of certain cost savings initiatives.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Other restaurant operating expenses

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Other restaurant operating	$243,701	$240,848		$475,615	$475,963
% of Restaurant sales	25.8%	26.5%	(0.7)%	24.5%	25.7%	(1.2)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of restaurant sales in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the following: (i) 0.6% from higher average unit volumes at our restaurants, (ii) 0.3% from certain cost savings initiatives, (iii) 0.2% from decreases in advertising costs and (iv) 0.2% from a reduction of general liability insurance expense.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.3% in operating supplies expense and 0.2% from increases in other costs such as meeting-related travel expense, gift-card fees and repairs and maintenance costs.

The decrease as a percentage of restaurant sales in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the following: (i) 0.7% from higher average unit volumes at our restaurants, (ii) 0.5% from decreases in advertising costs, (iii) 0.3% from certain cost savings initiatives and (iv) 0.2% from a reduction of general liability insurance expense.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.4% in operating supplies expense.

Depreciation and amortization

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Depreciation and amortization	$33,426	$35,040		$66,659	$70,854
% of Total revenues	3.5%	3.8%	(0.3)%	3.4%	3.8%	(0.4)%

Depreciation and amortization expense decreased as a percentage of total revenues in the three months ended June 30, 2011 as compared to the same period in 2010.  This decrease as a percentage of total revenues was primarily 0.3% from certain assets being fully depreciated as of June 2010 and 0.2% from higher average unit volumes at our restaurants.  The decrease was partially offset by an increase as a percentage of restaurant sales of 0.2% from property, fixtures and equipment additions during the second quarter of 2011 primarily due to our Outback Steakhouse renovations.

The decrease as a percentage of total revenues in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily 0.4% from certain assets being fully depreciated as of June 2010 and 0.2% from higher average unit volumes at our restaurants.  The decrease was partially offset by an increase as a percentage of restaurant sales of 0.2% from property, fixtures and equipment additions during the first half of 2011 primarily due to our Outback Steakhouse renovations.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

General and administrative

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2011	2010	Change	2011	2010	Change
General and administrative	$69,598	$65,022	$4,576	$131,107	$130,041	$1,066

General and administrative costs increased in the three months ended June 30, 2011 as compared to the same period in 2010 primarily due to the following: (i) a $4,600,000 shift in the timing of field meeting expenses to the second quarter of 2011 as opposed to the first quarter of 2010, (ii) $2,200,000 of additional corporate compensation and bonus expense primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (iii) $1,800,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense and (iv) $700,000 of additional information technology expense.  This increase was partially offset by $3,000,000 of cost savings initiatives and a $2,200,000 increase in the gain on the cash surrender value of life insurance investments.

General and administrative costs increased slightly in the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to the following: (i) $5,000,000 of increased general and administrative costs associated with field support, managers-in-training and distribution expense, (ii) $3,300,000 of additional corporate compensation and bonus expense primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources and (iii) $1,200,000 of additional information technology expense.  This increase was partially offset by the following: (i) $3,500,000 of cost savings initiatives, (ii) a $2,500,000 increase in the gain on the cash surrender value of life insurance investments and (iii) a $2,000,000 allowance for the PRG promissory note recorded in the first quarter of 2010.

Interest expense, net

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(in thousands):	2011	2010	Change	2011	2010	Change
Interest expense, net	$15,509	$16,623	$(1,114)	$31,432	$35,335	$(3,903)

The decrease in net interest expense in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to $1,322,000 of interest expense on our interest rate collar during the first half of 2010 that was not incurred during the first half of 2011 (since the collar matured in 2010) and a decline in interest expense for our senior secured credit facilities, primarily as a result of a decline in the total outstanding balance of those facilities.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

COSTS AND EXPENSES (continued)

Provision (benefit) for income taxes

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2011	2010	Change	2011	2010	Change
Effective income tax rate	30.3%	(141.7)%	172.0%	19.9%	45.8%	(25.9)%

The net increase in the effective income tax rate in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to the changes in the mix of domestic versus foreign income and the increase in the projected and actual pretax book income in the jurisdictions in which the deferred tax assets are subject to a valuation allowance for the three months ended June 30, 2011 as compared to the prior year.

The net decrease in the effective income tax rate in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the increase in projected and actual domestic pretax book income subject to a valuation allowance and the projected foreign income tax provision being a lower percentage of projected consolidated pre-tax income as compared to the prior year.

The effective income tax rates for the three and six months ended June 30, 2011 and the three months ended June 30, 2010 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pre-tax income.  This was partially offset by the increase in the valuation allowance. The effective income tax rate for the six months ended June 30, 2010 was higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pre-tax income.

Financial Condition

Cash and cash equivalents declined to $190,285,000 at June 30, 2011 as compared with $300,111,000 at December 31, 2010 since we were required to repay $78,072,000 of our pre-funded revolving credit facility outstanding loan balance and fund $60,523,000 to our capital expenditure account in April 2011 (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  At June 30, 2011, we had $25,223,000 remaining in our capital expenditure account which is recorded in the line item “Current portion of restricted cash” on our Consolidated Balance Sheet.

Working capital (deficit) totaled ($177,684,000) and ($187,087,000) at June 30, 2011 and December 31, 2010, respectively, and included Unearned revenue from unredeemed gift cards of $173,945,000 and $269,058,000 at June 30, 2011 and December 31, 2010, respectively.  Unearned revenue is a liability that does not require cash settlement.

Current liabilities declined to $561,845,000 at June 30, 2011 as compared with $651,961,000 at December 31, 2010 primarily due to a decrease in Unearned revenue of $95,113,000 as a result of the seasonal pattern of gift card sales and redemptions.  This decrease in Current liabilities was partially offset by an increase in Accounts payable of $21,310,000 due to an acceleration of certain payments prior to the end of 2010.

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

Capital expenditures totaled approximately $49,230,000 and $26,473,000 for the six months ended June 30, 2011 and 2010, respectively.  We estimate that our capital expenditures will total approximately $150,000,000 to $160,000,000 in 2011.

The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout the remainder of 2011.

During 2010 and the first half of 2011, we experienced a strengthening of trends in consumer traffic, increases in comparable-store sales and operating cash flows and generated operating income.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

As of June 30, 2011, we had approximately $81,284,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $68,716,000) and $100,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  At June 30, 2011, we were in compliance with our covenants.  However, our ability to continue to meet these requirements and obligations will depend, among other things, on our ability to achieve anticipated levels of revenue and cash flow and our ability to successfully manage costs and working capital.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Net cash provided by operating activities	$76,044	$1,145
Net cash used in investing activities	(71,541)	(28,813)
Net cash used in financing activities	(116,391)	(122,192)
Effect of exchange rate changes on cash and cash equivalents	2,062	(1,659)
Net decrease in cash and cash equivalents	$(109,826)	$(151,519)

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

SUMMARY OF CASH FLOWS (continued)

Operating activities

Net cash provided by operating activities increased for the six months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of the following: (i) an increase in cash generated from restaurant operations due to comparable-store sales increases, (ii) $28,300,000 of certain food, labor and other cost savings initiatives, (iii) an acceleration of certain Accounts payable and other related payments prior to the end of 2010 and (iv) a decrease in cash paid for interest, which was $28,492,000 for the six months ended June 30, 2011 compared to $43,883,000 for the same period in 2010.  The increase in net cash provided by operating activities was partially offset by an increase in cash paid for income taxes, net of refunds, which was $15,868,000 for the six months ended June 30, 2011 compared to $7,068,000 for the same period in 2010.

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

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (3.25% at June 30, 2011 and December 31, 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.25% to 0.44% and from 0.31% to 0.50% at June 30, 2011 and December 31, 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at June 30, 2011 and December 31, 2010).

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

Additionally, we are required, on an annual basis, to (1) first, repay outstanding loans under the pre-funded revolving credit facility and (2) second, fund a capital expenditure account to the extent amounts on deposit are less than $100,000,000, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2011, we repaid our pre-funded revolving credit facility outstanding loan balance of $78,072,000 and funded $60,523,000 to our capital expenditure account.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

CREDIT FACILITIES AND OTHER INDEBTEDNESS (continued)

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,028,450,000 and $1,035,000,000 at June 30, 2011 and December 31, 2010, respectively. We classified $75,000,000 and $13,100,000 of our term loans as current at June 30, 2011 and December 31, 2010, respectively, due to our prepayment requirements and quarterly payments.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at June 30, 2011 and December 31, 2010; however, $68,716,000 and $70,272,000, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing.  We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75,000,000 maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of June 30, 2011, we did not have any loans outstanding under the pre-funded revolving credit facility, as we had $25,223,000 in our capital expenditure account.  As of December 31, 2010, we had $78,072,000 outstanding on our pre-funded revolving credit facility.  This borrowing was recorded in “Current portion of long-term debt” in our Consolidated Balance Sheet, as we are required to repay any outstanding borrowings in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.

At June 30, 2011 and December 31, 2010, we were in compliance with our debt covenants.  See the 2010 Form 10-K for further information about our debt covenant requirements.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  The senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at June 30, 2011 and December 31, 2010 was $248,075,000.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

During the second quarter of 2011, we performed our annual assessment for impairment of goodwill and other indefinite-lived intangible assets.  Our review of the recoverability of goodwill was based primarily upon an analysis of the discounted cash flows of the related reporting units as compared to the carrying values.  We also used the discounted cash flow method to determine the fair value of our indefinite-lived intangible assets.  We did not record any goodwill or indefinite-lived intangible asset impairment charges as a result of this assessment and determined that none of our reporting units are at risk for material goodwill impairment.

FAIR VALUE MEASUREMENTS

We invested $25,777,000 and $11,234,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively, at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and six months ended June 30, 2011 and 2010.  Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

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

In April 2011, we began implementing modifications to our managing and chef partner compensation structure.  Under the revised program, managing and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”).  Managing and chef partners participating in the POA are required to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and we will make a bookkeeping contribution to each partner’s “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner’s employment agreement. The value of each of our contributions will be equal to a percentage of the partner’s restaurant’s positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant’s positive distributable cash flow in accordance with the terms described in the partner’s employment agreement.

 OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

STOCK-BASED AND DEFERRED COMPENSATION PLANS (continued)

Managing and Chef Partners (continued)

Amounts credited to each partner’s account under the POA may be allocated by the partners amongst benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds.  Unless previously forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner.  The deferred compensation obligations under the POA are our unsecured obligations.

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As a result of this conversion, $2,743,000 of our total partner deposit liability was accelerated for the return of partners’ capital that was required under the old program.  As of June 30, 2011, our POA liability was $2,687,000 which was recorded in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheet.  The total liability and total amount of unfunded obligations related to PEP and other deferred compensation plans as of June 30, 2011 has not materially changed from December 31, 2010.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution and currently estimate funding requirements ranging from $18,000,000 to $23,000,000 for PEP and from $4,000,000 to $6,000,000 for POA in each of the next two years through June 30, 2013.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Financial Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 that establishes a number of new requirements for fair value measurements. These include: (i) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (ii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (iii) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. Additionally, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU No. 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. While the provisions of ASU No. 2011-04 will increase our fair value disclosures, this guidance will not have an impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires us to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU No. 2011-05 must be applied retrospectively and will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  This guidance will not have an impact on our financial position, results of operations or cash flows as it only requires a presentation change to comprehensive income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to the following legal proceedings and actions, which depending on the outcomes that are mostly uncertain at this time, could have a material adverse effect on our financial condition:

In March 2008, one of our subsidiaries received a notice of proposed assessment of employment taxes from the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006 in the amount of $68,396,000. The IRS asserted that certain cash distributions paid to our managing, chef and area operating partners who hold partnership interests in limited partnerships with our affiliates should have been treated as wages and subjected to employment taxes.  We appealed the proposed assessment to the IRS Office of Appeals.  In July 2011, we settled this assessment with the IRS Office of Appeals for $5,765,000.

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

On February 20, 2009, T-Bird and certain of its affiliates filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  We filed motions to dismiss T-Bird's complaint on the grounds that a binding agreement related to the loan at issue in the Florida litigation requires that T-Bird litigate its claims in Florida, rather than in California.   On September 11, 2009, the motion to dismiss was granted and the case was dismissed.  T-Bird appealed the dismissal and on May 17, 2010, the California Court of Appeal reversed the trial court decision and ordered T-Bird’s complaint reinstated.  On September 1, 2010, the California Supreme Court denied without opinion our petition seeking further review of the California Court of Appeal’s decision and the case was returned to the Los Angeles Superior Court. T-Bird filed an amended complaint on November 29, 2010.  Like the original complaint, T-Bird’s amended complaint claims, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to T-Bird and its affiliates that we would acquire the restaurants owned by T-Bird and its affiliates and until that time we would maintain financing for the restaurants that would be nonrecourse to T-Bird and its affiliates.  The amended complaint seeks damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.  We are scheduled for trial in California in September 2011.  We and the other defendants believe the suit is without merit.

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2010 Form 10-K which could materially affect our business, financial condition or future results.  The risks described in our 2010 Form 10-K have not materially changed, except that we have added one risk factor, described below, to discuss the possible renegotiation of our master lease agreement with our sister company, PRP.

We may renegotiate our master lease with PRP in connection with the refinancing of PRP's debt, and a revised master lease could be on terms less favorable to us than the current master lease.

PRP’s current indebtedness matures in June 2012, and PRP may not be able to refinance its indebtedness without an infusion of equity from its owners and/or an amendment to the terms of our master lease agreement with PRP.  In connection with the refinancing of PRP’s debt sometime before June 2012, we may renegotiate the terms of our master lease with PRP.  Any revised master lease could be less favorable to us than the current lease, including rental amounts and lease terms.  See also “Risk Factors” in our 2010 Form 10-K, including the risks entitled, “The interests of our controlling stockholders may conflict with the interests of any holder of the seniors notes” and “Approximately 25% of our domestic company-owned restaurants are subject to a master lease with our sister company, Private Restaurant Properties, LLC.  An event of default under this lease could result in our loss of use of some or all of these restaurant properties.”

Item 6.  Exhibits

Number	Description

10.01*	Agreement for Use of Corporate Airplane executed as of June 30, 2011 and made effective as of January 1, 2011 by and between OSI Restaurant Partners, LLC and Elizabeth Smith (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20021

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20021

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

Date: August 11, 2011	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]