Form 10-Q
period 2011-09-30
OSI RESTAURANT PARTNERS, LLC
filed 2011-11-10
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of November 9, 2011, the registrant has 100 Common Units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI RESTAURANT PARTNERS, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2011
(Unaudited)

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$156,590	$300,111
Current portion of restricted cash	6,121	5,145
Inventories	71,226	58,974
Deferred income tax assets	29,197	26,687
Other current assets, net	76,798	73,957
Total current assets	339,932	464,874
Property, fixtures and equipment, net	805,909	815,998
Investments in and advances to unconsolidated affiliates, net	34,495	31,673
Goodwill	448,722	448,722
Intangible assets, net	567,450	578,066
Other assets, net	133,286	139,790
Total assets	2,329,794	2,479,123
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	85,873	76,919
Accrued and other current liabilities	188,779	196,699
Current portion of partner deposits and accrued partner obligations	15,656	14,001
Unearned revenue	156,289	269,058
Current portion of long-term debt	25,033	95,284
Total current liabilities	471,630	651,961
Partner deposits and accrued partner obligations	99,589	109,906
Deferred rent	98,287	84,695
Deferred income tax liabilities	193,350	190,779
Long-term debt	1,267,506	1,277,043
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	215,235	218,165
Total liabilities	2,370,097	2,557,049
Commitments and contingencies (see Note 11)
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	740,462	735,760
Accumulated deficit	(771,224)	(815,252)
Accumulated other comprehensive loss	(19,734)	(11,757)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(50,496)	(91,249)
Noncontrolling interests	10,193	13,323
Total deficit	(40,303)	(77,926)
Total liabilities and deficit	$2,329,794	$2,479,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Revenues
Restaurant sales	$919,093	$844,388	$2,858,235	$2,693,291
Other revenues	9,227	8,249	27,525	23,796
Total revenues	928,320	852,637	2,885,760	2,717,087
Costs and expenses
Cost of sales	300,280	269,997	923,025	862,447
Labor and other related	262,345	252,912	820,466	773,858
Other restaurant operating	249,870	235,508	725,485	711,471
Depreciation and amortization	32,806	32,091	99,465	102,945
General and administrative	76,316	60,372	207,423	190,413
Provision for impaired assets and restaurant closings	2,075	503	7,041	4,517
Income from operations of unconsolidated affiliates	(1,416)	(2,342)	(7,057)	(4,313)
Total costs and expenses	922,276	849,041	2,775,848	2,641,338
Income from operations	6,044	3,596	109,912	75,749
Other income, net	1,234	1,394	1,490	2,387
Interest expense, net	(15,504)	(17,756)	(46,936)	(53,091)
(Loss) income before (benefit) provision for income taxes	(8,226)	(12,766)	64,466	25,045
(Benefit) provision for income taxes	(505)	(5,440)	13,986	11,867
Net (loss) income	(7,721)	(7,326)	50,480	13,178
Less: net income attributable to noncontrolling interests	789	382	6,452	4,231
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(8,510)	$(7,708)	$44,028	$8,947

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
 (IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	COMMON UNITS	COMMON UNITS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2010	100	$—	$735,760	$(815,252)	$(11,757)	$13,323	$(77,926)
Stock-based compensation	—	—	4,740	—	—	—	4,740
Net income	—	—	—	44,028	—	6,452	50,480
Foreign currency translation adjustment	—	—	—	—	(7,977)	—	(7,977)
Total comprehensive income	—	—	—	—	—	—	42,503
Distributions to noncontrolling interests	—	—	(38)	—	—	(9,759)	(9,797)
Contributions from noncontrolling interests	—	—	—	—	—	177	177
Balance, September 30, 2011	100	—	740,462	(771,224)	(19,734)	10,193	$(40,303)

	COMMON UNITS	COMMON UNITS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2009	100	$—	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	—	—	—	6,078	—	(386)	5,692
Stock-based compensation	—	—	5,260	—	—	—	5,260
Net income	—	—	—	8,947	—	4,231	13,178
Foreign currency translation adjustment	—	—	—	—	2,346	—	2,346
Total comprehensive income	—	—	—	—	—	—	15,524
Distributions to noncontrolling interests	—	—	—	—	—	(8,414)	(8,414)
Contributions from noncontrolling interests	—	—	—	—	—	103	103
Balance, September 30, 2010	100	—	719,229	(827,941)	(14,453)	14,506	$(108,659)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash flows provided by operating activities:
Net income	$50,480	$13,178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,465	102,945
Amortization of deferred financing fees	5,667	6,052
Amortization of capitalized gift card sales commissions	12,855	10,649
Provision for impaired assets and restaurant closings	7,041	4,517
Stock-based and other non-cash compensation expense	26,780	26,282
Income from operations of unconsolidated affiliates	(7,057)	(4,313)
Change in deferred income taxes	(57)	(2)
Loss on disposal of property, fixtures and equipment	1,924	3,530
Unrealized loss (gain) on derivative financial instruments	214	(18,041)
Loss (gain) on life insurance and restricted cash investments	3,162	(428)
Provision for bad debt expense	117	907
Change in assets and liabilities:
(Increase) decrease in inventories	(12,342)	3,402
Increase in other current assets	(27,436)	(14,283)
Decrease in other assets	6,111	8,076
Increase in accrued interest payable	6,087	5,819
Decrease in accounts payable and accrued and other current liabilities	(3,901)	(24,794)
Increase in deferred rent	13,722	12,473
Decrease in unearned revenue	(112,640)	(100,088)
Decrease in other long-term liabilities	(2,824)	(4,530)
Net cash provided by operating activities	67,368	31,351
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(1,965)	(2,051)
Proceeds from sale of Company-owned life insurance	2,638	4,865
Proceeds from sale of property, fixtures and equipment	792	—
De-consolidation of subsidiary	—	(4,398)
Capital expenditures	(85,335)	(43,556)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	77,563	11,578
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(78,443)	(13,857)
Payments from unconsolidated affiliates	960	—
Net cash used in investing activities	$(83,790)	$(47,419)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash flows used in financing activities:
Repayments of long-term debt	$(13,487)	$(74,968)
Proceeds from borrowings on revolving credit facilities	7,000	37,000
Repayments of borrowings on revolving credit facilities	(78,072)	(55,928)
Deferred financing fees	—	(1,286)
Contributions from noncontrolling interests	177	103
Distributions to noncontrolling interests	(9,797)	(8,414)
Repayments of partner deposits and accrued partner obligations	(29,765)	(16,468)
Receipts of partner deposits and other contributions	614	2,719
Net cash used in financing activities	(123,330)	(117,242)
Effect of exchange rate changes on cash and cash equivalents	(3,769)	(1,460)
Net decrease in cash and cash equivalents	(143,521)	(134,770)
Cash and cash equivalents at the beginning of the period	300,111	289,162
Cash and cash equivalents at the end of the period	$156,590	$154,392
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,356	$59,597
Cash paid for income taxes, net of refunds	22,691	9,724
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$4,770	$4,574
Acquisitions of property, fixtures and equipment through accounts payable or capital lease liabilities	7,816	1,320

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

In December 2010, the FASB amended the disclosure requirements for supplementary pro forma information related to business combinations.  The provisions of this guidance require, if comparative financial statements are presented, the pro forma revenue and earnings be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The amendments also require enhanced disclosures including the description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, although early application was permitted.  The adoption of this guidance on January 1, 2011 did not have an effect on the Company’s consolidated financial statements, as the Company did not engage in any business combinations during the nine months ended September 30, 2011.  These provisions will only impact the disclosures within the Company’s consolidated financial statements should it acquire any businesses in the future.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment,” (“ASU No. 2011-08”) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. This guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

3.            Stock-based and Deferred Compensation Plans

On July 1, 2011, the Company’s chief executive officer was granted an option to purchase 550,000 shares of KHI common stock under the KHI Equity Plan in accordance with the terms of her employment agreement. Her stock options have an exercise price of $10.03 per share.  These shares will vest, and the Company will record compensation expense ratably over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As a result of this conversion, $2,743,000 of the Company’s total partner deposit liability was accelerated for the return of partners’ capital that was required under the old program.  As of September 30, 2011, the Company’s POA liability was $3,448,000 which was recorded in the line item “Partner deposits and accrued partner obligations” in its Consolidated Balance Sheet.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

4.           Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The Company invested $11,234,000 of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at December 31, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at September 30, 2011 was immaterial to the Company’s consolidated financial statements.

The following table presents the Company’s money market funds measured at fair value on a recurring basis as of   December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	DECEMBER 31 2010	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,234	$11,234	$—	$—

Fair Value Measurements on a Nonrecurring Basis

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarter of 2011 and did not have any impairment charges.  Additionally, the Company did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2011 and 2010.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at September 30, 2011 and December 31, 2010 consist of cash equivalents, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amount of the Company’s other notes payable, sale-leaseback obligations and guaranteed debt approximates fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at September 30, 2011 and December 31, 2010 (in thousands):

	SEPTEMBER 30,		DECEMBER 31,
	2011		2010
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,025,175	$950,850	$1,035,000	$985,838
Senior secured pre-funded revolving credit facility	7,000	6,493	78,072	74,364
Senior notes	248,075	248,075	248,075	257,998

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

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

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Japan, Hong Kong and Brazil and to its royalties from international franchisees.  The Company has not used financial instruments to hedge foreign currency exchange rate changes.

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2010, the Company purchased approximately 90% of its domestic beef raw materials from four beef suppliers who represented approximately 76% of the total beef marketplace in the United States.  In 2011, the Company expects to purchase approximately 80% of its domestic beef raw materials from four of the largest beef suppliers who represent approximately 79% of the total beef marketplace in the United States.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The following table presents the location and effect of the Company’s interest rate collar on its Consolidated Statement of Operations for the three and nine months ended September 30, 2010 (in thousands):

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF LOSS RECOGNIZED IN INCOME ON DERIVATIVE	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVE
		THREE MONTHS ENDED	NINE MONTHS ENDED
		SEPTEMBER 30,	SEPTEMBER 30,
		2010	2010
Interest rate collar	Interest expense, net	$(114)	$(1,436)

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

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of the Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. (“RY-8”), have been funded by loans to RY-8 from a third party where the Company provides a guarantee. The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $28,139,000 and $8,651,000, respectively, at September 30, 2011 and $28,677,000 and $10,468,000, respectively, at December 31, 2010.

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
(UNAUDITED) - Continued

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

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2,000,000 promissory note, which is fully reserved, owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  At September 30, 2011, the maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $26,259,000 related to lease payments over a period of 11 years in the event that PRG defaults on certain third-party leases, of which $24,128,000 relates to lease payments to the Company’s sister company, Private Restaurant Properties, LLC (“PRP”).  The Company has recorded an immaterial liability for three of the third-party leases, as the amount charged to PRG is less than the amount the Company owes PRP.

7.           Investment in Equity Method Investee

Through a joint venture arrangement with PGS Participacoes Ltda., the Company holds a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”), which operates Outback Steakhouse restaurants in Brazil.  The Company accounts for the Brazilian Joint Venture under the equity method of accounting.  At September 30, 2011 and December 31, 2010, the Company’s net investment of $33,483,000 and $31,035,000, respectively, was recorded in “Investments in and advances to unconsolidated affiliates, net,” a foreign currency translation adjustment of ($3,274,000) and $3,467,000, respectively, was recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and the Company’s share of earnings of $1,431,000 and $1,910,000 for the three months ended September 30, 2011 and 2010, respectively, and $5,722,000 and $4,254,000 for the nine months ended September 30, 2011 and 2010, respectively, was recorded in “Income from operations of unconsolidated affiliates” in the Company’s Consolidated Statements of Operations.

The following tables present summarized financial information for 100% of the Brazilian Joint Venture for the periods ending as indicated (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Net revenue from sales	$57,369	$41,779	$161,348	$112,380
Gross profit	39,406	29,364	110,623	77,992
Net income and total comprehensive income	2,861	3,820	11,443	8,508

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

8.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Senior secured term loan facility, interest rates of 2.56% and 2.63% at September 30, 2011 and December 31, 2010, respectively	$1,025,175	$1,035,000
Senior secured pre-funded revolving credit facility, interest rates of 2.69% and 2.56% at September 30, 2011 and December 31, 2010, respectively	7,000	78,072
Senior notes, interest rate of 10.00% at September 30, 2011 and December 31, 2010	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 1.02% to 7.00% and from 1.07% to 7.00% at September 30, 2011 and December 31, 2010, respectively	8,902	7,628
Sale-leaseback obligations	2,375	2,375
Capital lease obligations	1,012	1,177
Guaranteed debt, interest rates of 2.65% and 2.75% at September 30, 2011 and December 31, 2010, respectively	24,500	24,500
	1,317,039	1,396,827
Less: current portion of long-term debt	(25,033)	(95,284)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,267,506	$1,277,043

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1% (“Base Rate”) (3.25% at September 30, 2011 and December 31, 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 0.56% and from 0.31% to 0.50% at September 30, 2011 and December 31, 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2011 and December 31, 2010).

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

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

outstanding balance on the term loans was $1,025,175,000 and $1,035,000,000 at September 30, 2011 and December 31, 2010, respectively. The Company has classified $13,100,000 of its term loans as current at September 30, 2011 and December 31, 2010 due to its required quarterly payments and projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with the Company’s debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  There were no loans outstanding under the revolving credit facility at September 30, 2011 and December 31, 2010; however, $68,686,000 and $70,272,000, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75,000,000.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of September 30, 2011 and December 31, 2010, the Company had $7,000,000 and $78,072,000, respectively, outstanding on its pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets, as the Company is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement. Subsequent to the end of the third quarter of 2011, the Company borrowed $15,000,000 from its pre-funded revolving credit facility.

At September 30, 2011 and December 31, 2010, the Company was in compliance with its debt covenants.  See the 2010 Form 10-K for further information about the Company’s debt covenant requirements.

9.           Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2011 were 6.1% and 21.7%, respectively, compared to 42.6% and 47.4% for the same periods in 2010, respectively. The net decreases in the effective income tax rate in these periods were primarily due to the increase in the projected and actual domestic pretax book income in the jurisdictions in which the deferred tax assets are subject to a valuation allowance and the projected foreign income tax provision being a lower percentage of projected consolidated pretax income as compared to the prior year.

The effective income tax rates for the three and nine months ended September 30, 2011 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pretax income.  This was partially offset by the increase in the valuation allowance. The effective income tax rates for the three and nine months ended September 30, 2010 were higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pretax income.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

As of September 30, 2011 and December 31, 2010, the Company had $13,350,000 and $16,387,000, respectively, of unrecognized tax benefits ($1,851,000 and $1,327,000, respectively, in “Other long-term liabilities,” $2,971,000 and $6,299,000, respectively, in “Accrued and other current liabilities” and $8,528,000 and $8,761,000, respectively, in “Deferred income tax liabilities”).  Additionally, the Company accrued $4,268,000 and $6,086,000 of interest and penalties related to uncertain tax positions as of September 30, 2011 and December 31, 2010, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14,505,000 and $17,974,000, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $6,000,000 to $8,000,000 within the next twelve months after September 30, 2011.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010.  The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2010.

10.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba's Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of Kangaroo Holdings, Inc., the Company’s ultimate parent.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF SEPTEMBER 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$55,115	$—	$22,425	$79,050	$—	$156,590
Current portion of restricted cash	241	—	5,880	—	—	6,121
Inventories	25,632	—	28,413	17,181	—	71,226
Deferred income tax assets	27,289	—	1,776	132	—	29,197
Other current assets	23,995	—	33,621	19,182	—	76,798
Total current assets	132,272	—	92,115	115,545	—	339,932
Property, fixtures and equipment, net	26,025	—	500,918	278,966	—	805,909
Investments in and advances to unconsolidated affiliates, net	1,013	—	—	33,482	—	34,495
Investments in subsidiaries	—	—	8,193	—	(8,193)	—
Due from (to) subsidiaries	1,990,811	—	1,410,520	487,573	(3,888,904)	—
Goodwill	—	—	339,462	109,260	—	448,722
Intangible assets, net	—	—	420,869	146,581	—	567,450
Other assets, net	68,875	—	20,163	44,248	—	133,286
Total assets	$2,218,996	$—	$2,792,240	$1,215,655	$(3,897,097)	$2,329,794

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF SEPTEMBER 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$15,831	$—	$41,552	$28,490	$—	$85,873
Accrued and other current liabilities	71,067	—	80,865	36,847	—	188,779
Current portion of partner deposits and accrued partner obligations	223	—	10,393	5,040	—	15,656
Unearned revenue	211	—	118,676	37,402	—	156,289
Current portion of long-term debt	20,237	—	3,498	1,298	—	25,033
Total current liabilities	107,569	—	254,984	109,077	—	471,630
Partner deposits and accrued partner obligations	3,479	—	72,031	24,079	—	99,589
Deferred rent	821	—	65,114	32,352	—	98,287
Deferred income tax liabilities	60,872	—	135,777	(3,299)	—	193,350
Long-term debt	1,260,305	248,075	5,385	1,816	(248,075)	1,267,506
Guaranteed debt	—	—	—	24,500	—	24,500
Accumulated losses in subsidiaries in excess of investment	290,475	—	—	—	(290,475)	—
Due to (from) subsidiaries	400,662	—	2,117,225	1,371,017	(3,888,904)	—
Other long-term liabilities, net	145,324	—	50,777	19,134	—	215,235
Total liabilities	2,269,507	248,075	2,701,293	1,578,676	(4,427,454)	2,370,097
(Deficit) Equity
OSI Restaurant Partners, LLC Unitholder’s (Deficit) Equity
Additional paid-in capital	740,462	(248,075)	—	—	248,075	740,462
(Accumulated deficit) retained earnings	(771,224)	—	90,947	(353,495)	262,548	(771,224)
Accumulated other comprehensive (loss) income	(19,734)	—	—	(19,734)	19,734	(19,734)
Total OSI Restaurant Partners, LLC unitholder’s (deficit) equity	(50,496)	(248,075)	90,947	(373,229)	530,357	(50,496)
Noncontrolling interests	(15)	—	—	10,208	—	10,193
Total (deficit) equity	(50,511)	(248,075)	90,947	(363,021)	530,357	(40,303)
	$2,218,996	$—	$2,792,240	$1,215,655	$(3,897,097)	$2,329,794

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$156,274	$—	$77,714	$66,123	$—	$300,111
Current portion of restricted cash	660	—	4,485	—	—	5,145
Inventories	10,699	—	30,786	17,489	—	58,974
Deferred income tax assets	24,130	—	2,426	131	—	26,687
Other current assets	23,572	—	33,631	16,754	—	73,957
Total current assets	215,335	—	149,042	100,497	—	464,874
Property, fixtures and equipment, net	24,975	—	492,298	298,725	—	815,998
Investments in and advances to unconsolidated affiliates, net	638	—	—	31,035	—	31,673
Investments in subsidiaries	—	—	5,728	—	(5,728)	—
Due from (to) subsidiaries	2,040,813	—	918,792	694,137	(3,653,742)	—
Goodwill	—	—	339,462	109,260	—	448,722
Intangible assets, net	—	—	427,169	150,897	—	578,066
Other assets, net	73,999	—	20,103	45,688	—	139,790
Total assets	$2,355,760	$—	$2,352,594	$1,430,239	$(3,659,470)	$2,479,123

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$7,625	$—	$36,756	$32,538	$—	$76,919
Accrued and other current liabilities	66,053	—	84,323	46,323	—	196,699
Current portion of partner deposits and accrued partner obligations	110	—	8,414	5,477	—	14,001
Unearned revenue	277	—	213,422	55,359	—	269,058
Current portion of long-term debt	91,355	—	2,755	1,174	—	95,284
Total current liabilities	165,420	—	345,670	140,871	—	651,961
Partner deposits and accrued partner obligations	210	—	84,683	25,013	—	109,906
Deferred rent	679	—	55,581	28,435	—	84,695
Deferred income tax liabilities	58,392	—	135,758	(3,371)	—	190,779
Long-term debt	1,270,236	248,075	5,341	1,466	(248,075)	1,277,043
Guaranteed debt	—	—	—	24,500	—	24,500
Accumulated losses in subsidiaries in excess of investment	423,881	—	—	—	(423,881)	—
Due to (from) subsidiaries	384,704	—	1,671,652	1,597,386	(3,653,742)	—
Other long-term liabilities, net	143,507	—	52,690	21,968	—	218,165
Total liabilities	2,447,029	248,075	2,351,375	1,836,268	(4,325,698)	2,557,049
(Deficit) Equity
OSI Restaurant Partners, LLC Unitholder’s (Deficit) Equity
Additional paid-in capital	735,760	(248,075)	—	—	248,075	735,760
(Accumulated deficit) retained earnings	(815,252)	—	1,219	(407,616)	406,397	(815,252)
Accumulated other comprehensive (loss) income	(11,757)	—	—	(11,756)	11,756	(11,757)
Total OSI Restaurant Partners, LLC unitholder’s (deficit) equity	(91,249)	(248,075)	1,219	(419,372)	666,228	(91,249)
Noncontrolling interests	(20)	—	—	13,343	—	13,323
Total (deficit) equity	(91,269)	(248,075)	1,219	(406,029)	666,228	(77,926)
	$2,355,760	$—	$2,352,594	$1,430,239	$(3,659,470)	$2,479,123

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED SEPTEMBER 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$9	$—	$637,499	$281,585	$—	$919,093
Other revenues	786	—	3,885	4,556	—	9,227
Total revenues	795	—	641,384	286,141	—	928,320
Costs and expenses
Cost of sales	—	—	209,906	90,374	—	300,280
Labor and other related	798	—	182,354	79,193	—	262,345
Other restaurant operating	186	—	182,314	67,370	—	249,870
Depreciation and amortization	584	—	20,161	12,061	—	32,806
General and administrative	16,987	—	37,081	22,248	—	76,316
Provision for impaired assets and restaurant closings	424	—	1,635	16	—	2,075
Loss (income) from operations of unconsolidated affiliates	14	—	—	(1,430)	—	(1,416)
Total costs and expenses	18,993	—	633,451	269,832	—	922,276
(Loss) income from operations	(18,198)	—	7,933	16,309	—	6,044
Equity in earnings (losses) of subsidiaries	22,551	—	589	—	(23,140)	—
Other income, net	—	—	—	1,234	—	1,234
Interest (expense) income, net	(15,577)	—	(43)	116	—	(15,504)
(Loss) income before (benefit) provision for income taxes	(11,224)	—	8,479	17,659	(23,140)	(8,226)
(Benefit) provision for income taxes	(2,562)	—	85	1,972	—	(505)
Net (loss) income	(8,662)	—	8,394	15,687	(23,140)	(7,721)
Less: net (loss) income attributable to noncontrolling interests	(152)	—	—	941	—	789
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(8,510)	$—	$8,394	$14,746	$(23,140)	$(8,510)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	NINE MONTHS ENDED SEPTEMBER 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$31	$—	$2,002,330	$855,874	$—	$2,858,235
Other revenues	2,084	—	12,454	12,987	—	27,525
Total revenues	2,115	—	2,014,784	868,861	—	2,885,760
Costs and expenses
Cost of sales	—	—	652,547	270,478	—	923,025
Labor and other related	2,163	—	578,117	240,186	—	820,466
Other restaurant operating	1,093	—	525,028	199,364	—	725,485
Depreciation and amortization	1,655	—	59,972	37,838	—	99,465
General and administrative	38,255	—	105,954	63,214	—	207,423
Provision for impaired assets and restaurant closings	1,503	—	5,458	80	—	7,041
Income from operations of unconsolidated affiliates	(1,335)	—	—	(5,722)	—	(7,057)
Total costs and expenses	43,334	—	1,927,076	805,438	—	2,775,848
(Loss) income from operations	(41,219)	—	87,708	63,423	—	109,912
Equity in earnings (losses) of subsidiaries	141,383	—	2,465	—	(143,848)	—
Other income, net	—	—	—	1,490	—	1,490
Interest (expense) income, net	(46,879)	—	(247)	190	—	(46,936)
Income (loss) before provision for income taxes	53,285	—	89,926	65,103	(143,848)	64,466
Provision for income taxes	9,431	—	198	4,357	—	13,986
Net income (loss)	43,854	—	89,728	60,746	(143,848)	50,480
Less: net (loss) income attributable to noncontrolling interests	(174)	—	—	6,626	—	6,452
Net income (loss) attributable to OSI Restaurant Partners, LLC	$44,028	$—	$89,728	$54,120	$(143,848)	$44,028

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	THREE MONTHS ENDED SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$22	$—	$599,769	$244,597	$—	$844,388
Other revenues	811	—	3,840	3,598	—	8,249
Total revenues	833	—	603,609	248,195	—	852,637
Costs and expenses
Cost of sales	—	—	193,044	76,953	—	269,997
Labor and other related	3,621	—	177,886	71,405	—	252,912
Other restaurant operating	931	—	167,972	66,605	—	235,508
Depreciation and amortization	175	—	19,565	12,351	—	32,091
General and administrative	6,026	—	35,467	18,879	—	60,372
Provision for impaired assets and restaurant closings	(54)	—	519	38	—	503
Income from operations of unconsolidated affiliates	(432)	—	—	(1,910)	—	(2,342)
Total costs and expenses	10,267	—	594,453	244,321	—	849,041
(Loss) income from operations	(9,434)	—	9,156	3,874	—	3,596
Equity in earnings (losses) of subsidiaries	7,874	—	562	—	(8,436)	—
Other income, net	—	—	—	1,394	—	1,394
Interest expense, net	(17,586)	—	(49)	(121)	—	(17,756)
(Loss) income before (benefit) provision for income taxes	(19,146)	—	9,669	5,147	(8,436)	(12,766)
(Benefit) provision for income taxes	(11,433)	—	4,612	1,381	—	(5,440)
Net (loss) income	(7,713)	—	5,057	3,766	(8,436)	(7,326)
Less: net (loss) income attributable to noncontrolling interests	(5)	—	—	387	—	382
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(7,708)	$—	$5,057	$3,379	$(8,436)	$(7,708)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	NINE MONTHS ENDED SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$52	$—	$1,929,618	$763,621	$—	$2,693,291
Other revenues	2,265	—	11,990	9,541	—	23,796
Total revenues	2,317	—	1,941,608	773,162	—	2,717,087
Costs and expenses
Cost of sales	3	—	626,688	235,756	—	862,447
Labor and other related	2,599	—	553,356	217,903	—	773,858
Other restaurant operating	2,436	—	518,551	190,484	—	711,471
Depreciation and amortization	621	—	63,340	38,984	—	102,945
General and administrative	38,789	—	97,616	54,008	—	190,413
Provision for impaired assets and restaurant closings	1,233	—	2,482	802	—	4,517
Income from operations of unconsolidated affiliates	(59)	—	—	(4,254)	—	(4,313)
Total costs and expenses	45,622	—	1,862,033	733,683	—	2,641,338
(Loss) income from operations	(43,305)	—	79,575	39,479	—	75,749
Equity in earnings (losses) of subsidiaries	107,390	—	2,186	—	(109,576)	—
Other income, net	—	—	—	2,387	—	2,387
Interest expense, net	(52,534)	—	(156)	(401)	—	(53,091)
Income (loss) before provision for income taxes	11,551	—	81,605	41,465	(109,576)	25,045
Provision for income taxes	2,610	—	4,540	4,717	—	11,867
Net income (loss)	8,941	—	77,065	36,748	(109,576)	13,178
Less: net (loss) income attributable to noncontrolling interests	(6)	—	—	4,237	—	4,231
Net income (loss) attributable to OSI Restaurant Partners, LLC	$8,947	$—	$77,065	$32,511	$(109,576)	$8,947

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,538)	$—	$25,221	$45,685	$—	$67,368
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(1,965)	—	—	—	—	(1,965)
Proceeds from sale of Company-owned life insurance	2,638	—	—	—	—	2,638
Proceeds from sale of property, fixtures and equipment	—	—	732	60	—	792
Capital expenditures	(10,258)	—	(62,457)	(12,620)	—	(85,335)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	71,757	—	5,806	—	—	77,563
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(71,251)	—	(7,192)	—	—	(78,443)
Payments from unconsolidated affiliates	960	—	—	—	—	960
Net cash used in investing activities	(8,119)	—	(63,111)	(12,560)	—	(83,790)
Cash flows used in financing activities:
Repayments of long-term debt	(9,976)	—	(2,500)	(1,011)	—	(13,487)
Proceeds from borrowings on revolving credit facilities	7,000	—	—	—	—	7,000
Repayments of borrowings on revolving credit facilities	(78,072)	—	—	—	—	(78,072)
Contributions from noncontrolling interests	177	—	—	—	—	177
Distributions to noncontrolling interests	—	—	—	(9,797)	—	(9,797)
Repayments of partner deposits and accrued partner obligations	(8,992)	—	(15,066)	(5,707)	—	(29,765)
Receipts of partner deposits and other contributions	361	—	167	86	—	614
Net cash used in financing activities	(89,502)	—	(17,399)	(16,429)	—	(123,330)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,769)	—	(3,769)
Net (decrease) increase in cash and cash equivalents	(101,159)	—	(55,289)	12,927	—	(143,521)
Cash and cash equivalents at the beginning of the period	156,274	—	77,714	66,123	—	300,111
Cash and cash equivalents at the end of the period	$55,115	$—	$22,425	$79,050	$—	$156,590

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$48,501	$—	$(28,751)	$11,601	$—	$31,351
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(2,051)	—	—	—	—	(2,051)
Proceeds from sale of Company-owned life insurance	4,865	—	—	—	—	4,865
De-consolidation of subsidiary	(4,398)	—	—	—	—	(4,398)
Capital expenditures	(5,907)	—	(28,480)	(9,169)	—	(43,556)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	5,682	—	5,896	—	—	11,578
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(5,692)	—	(8,165)	—	—	(13,857)
Net cash used in investing activities	(7,501)	—	(30,749)	(9,169)	—	(47,419)
Cash flows used in financing activities:
Repayments of long-term debt	(71,756)	—	(1,895)	(1,317)	—	(74,968)
Proceeds from borrowings on revolving credit facilities	37,000	—	—	—	—	37,000
Repayments of borrowings on revolving credit facilities	(55,928)	—	—	—	—	(55,928)
Deferred financing fees	(1,286)	—	—	—	—	(1,286)
Contributions from noncontrolling interests	—	—	—	103	—	103
Distributions to noncontrolling interests	—	—	(1,603)	(6,811)	—	(8,414)
Repayments of partner deposits and accrued partner obligations	(6,077)	—	(8,269)	(2,122)	—	(16,468)
Receipts of partner deposits and other contributions	—	—	2,062	657	—	2,719
Net cash used in financing activities	(98,047)	—	(9,705)	(9,490)	—	(117,242)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,460)	—	(1,460)
Net decrease in cash and cash equivalents	(57,047)	—	(69,205)	(8,518)	—	(134,770)
Cash and cash equivalents at the beginning of the period	105,906	—	124,560	58,696	—	289,162
Cash and cash equivalents at the end of the period	$48,859	$—	$55,355	$50,178	$—	$154,392

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

11.           Commitments and Contingencies

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

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC (“T-Bird”) and certain of its affiliates (collectively, the “T-Bird Parties”).  T-Bird is a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants.  The action sought payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,300,000 at the time it was purchased.  On September 11, 2009, the T-Bird Parties filed an answer and counterclaims against the Company and certain of its officers and affiliates.  The answer generally denied T-Bird’s liability on the loan, and the counterclaims restated the same claims made by the T-Bird Parties in their California action (as described below).

On February 20, 2009, the T-Bird Parties filed suit against the Company and certain of its officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  After certain legal proceedings, the T-Bird Parties filed an amended complaint on November 29, 2010.  Like the original complaint, the T-Bird Parties’ amended complaint claimed, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to the T-Bird Parties that the Company would acquire the restaurants owned by the T-Bird Parties and until that time the Company would maintain financing for the restaurants that would be nonrecourse to the T-Bird Parties.  The amended complaint sought damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.

On September 26, 2011, the Company entered into a settlement agreement (the “Settlement Agreement”) with the T-Bird Parties to settle all outstanding litigation with T-Bird. In accordance with the terms of the Settlement Agreement, T-Bird agreed to pay $33,300,000 to the Company to satisfy the T-Bird promissory note that the Company purchased from T-Bird’s former lender. This settlement payment is due within 60 days of the effective date of the Settlement Agreement, subject to T-Bird’s right to extend the payment date up to 60 days in certain circumstances. Based on these terms, the Company will record the settlement payment upon receipt of cash.

Subject to the receipt of the settlement payment, the Company has agreed to grant to a T-Bird affiliate, for a period of 20 years, the right to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California as set forth in a development agreement to be entered into between the Company and such T-Bird affiliate (the “Development Agreement”).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

Additionally, the Company has granted certain T-Bird affiliates (the “T-Bird Entities”) the non-transferable right (the “Put Right”) to require the Company to acquire all of the equity interests in the T-Bird Entities that own Outback Steakhouse restaurants and the rights under the Development Agreement for cash. The closing of the Put Right is subject to certain conditions including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters rights being exercised by the equity owners above a specified level and compliance with the Company’s debt agreements. The Put Right is exercisable for a one-year period beginning on the date of closing of an initial public offering (an “IPO”) of at least $100 million worth of shares of the Company’s common stock or if the Company has not completed an IPO, for a period of 60 days after execution by the Company of a definitive agreement to sell only the Outback Steakhouse brand and all of its Company-owned Outback Steakhouse restaurants.

If the Put Right is exercised, the Company will pay a purchase price equal to a multiple of the T-Bird Entities’ earnings before interest, taxes, depreciation and amortization, subject to certain adjustments (“Adjusted EBITDA”), for the trailing 12 months, net of liabilities of the T-Bird Entities. The multiple is equal to 75% of the multiple of the Company’s Adjusted EBITDA reflected in its stock price or, in a sale of the Outback Steakhouse brand, 75% of the multiple of the Company’s Adjusted EBITDA that the Company is receiving in the sale. The Company has a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to its consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of the Company’s notice to the T-Bird Entities of such rejection. The Company has agreed to waive all rights of first refusal in its franchise arrangements with the T-Bird Entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird Entities.

RY-8, Inc.

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

As of September 30, 2011, the Company is due $3,029,000 from RY-8 for interest and line of credit renewal fees and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24,500,000 line of credit was fully extended. This amount is eliminated in consolidation (see Note 6).  Additional payments on behalf of RY-8 may be required in the future.

12.           Related Parties

Kangaroo Holdings, Inc. and Management

Shares of KHI restricted stock issued to certain of the Company’s current and former executive officers and other members of management vest each June 14 through 2012.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $902,000 and $727,000 to these individuals in June and July of 2011 and 2010, respectively, for their personal income tax obligations that resulted from vesting.  As of September 30, 2011, a total of $7,763,000 of loans and associated interest obligations to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future.

T-Bird Nevada, LLC

On September 26, 2011, the Company entered into a Settlement Agreement with the T-Bird Parties to settle the litigation matters among the Company and the T-Bird Parties (see Note 11).

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

13.           Subsequent Events

In accordance with the terms of an asset purchase agreement that was amended in December 2004, the Company was obligated to pay a royalty to its Bonefish Grill founder and joint venture partner during his employment term with the Company. The Company had the option to terminate this royalty within 45 days of his termination of employment by making an aggregate payment equal to five times the amount of the royalty payable during the twelve full calendar months immediately preceding the month of his termination. As his employment terminated on October 1, 2011, the Company paid the approximately $8,500,000 royalty termination fee in October 2011 and recorded this payment as an intangible asset in its Consolidated Balance Sheet in the fourth quarter of 2011. The intangible asset will be amortized over a five-year useful life.

In October 2011, the Company entered into a definitive agreement to sell its nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc. for $9,375,000. The buyer will have the right for future development of Outback Steakhouse franchise restaurants in Japan and will pay the Company a royalty of 2.75% to 4.0% based on sales volumes. The Company will use at least 75% of the net cash proceeds from this sale to pay down its outstanding term loans in accordance with the terms of the credit agreement amended in January 2010. This sale did not meet the criteria for held for sale accounting treatment at September 30, 2011.

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

Overview

We are one of the largest casual dining restaurant companies in the world, with five restaurant concepts, more than 1,400 system-wide restaurants and total revenues in 2010 exceeding $3.6 billion. As of September 30, 2011, we operate in 49 states and in 21 countries internationally, predominantly through Company-owned restaurants, but we also operate under a variety of partnerships and franchises.  Our operating concepts are Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s.  We plan to exit our Roy’s concept, but have not established a timeframe to do so.

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

The restaurant industry is a highly competitive and fragmented business and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, which include, among other things, beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies.  Additionally, the restaurant industry is characterized by high initial capital investment, coupled with high labor costs. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not been a company focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment and operating cost considerations in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The casual dining segment, while stabilizing in 2011, has not yet shown signs of growth.  Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions could adversely impact our business.

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

In order to drive share growth, we are continuing to develop unique promotions throughout our concepts that (i) fit our brand positioning, (ii) focus on delivering superior brand experience and (iii) leverage consumer touch points.  We will also continue to identify opportunities to increase innovation in our menu, service and operations across all our concepts.  For example, we have introduced a broader menu at Outback Steakhouse that features an increase in the number of salads, seafood, and side items, and we now offer customers the choice between our traditional seared steak or one prepared on a wood-fired grill.  Additionally, Carrabba's Italian Grill introduced a Cucina Casuale section to its menu during the third quarter of 2011 to offer consumers a more casual dining experience with salads, sandwiches and other offerings.

The potential for near-term commodity price increases may negatively affect the industry.  We are mitigating commodity risk by leveraging our scale and long-term supply agreements when they are attractive relative to market trends, accelerating productivity improvements and taking modest pricing action to maintain value perceptions among consumers.  Our productivity improvement goal in 2011 is $50 million in savings, and while there remains execution risk within many of our major initiatives, we are on target to meet this goal.

We are continuing to elevate organizational effectiveness and upgrade our infrastructure in 2011.  We are focused on building our competency in human resources, information technology and real estate, design and construction to support accelerated growth. This will be a multi-year effort that includes the implementation of a human resource information system, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection.  Additionally, in April 2011, we began implementing modifications to our managing and chef partner compensation structure to drive sustainable growth by aligning field incentives and paying higher amounts for growth in restaurant cash flow on an annual basis (see “Stock-Based and Deferred Compensation Plans” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations”).

Our brand investments are focused on accelerating our multi-year Outback Steakhouse renovations plan and increasing unit development in higher return, high-growth concepts with a focus on Bonefish Grill.  The new look at Outback Steakhouse delivers a more contemporary expression of an Australian theme in our restaurants using updated colors, fabrics, textures, art, lighting, props and murals. We are planning to renovate at least 175 Outback Steakhouse locations and are targeting four to seven openings for Bonefish Grill in 2011.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Revenues
Restaurant sales	99.0%	99.0%	99.0%	99.1%
Other revenues	1.0	1.0	1.0	0.9
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.7	32.0	32.3	32.0
Labor and other related (1)	28.5	30.0	28.7	28.7
Other restaurant operating (1)	27.2	27.9	25.4	26.4
Depreciation and amortization	3.5	3.8	3.4	3.8
General and administrative	8.2	7.1	7.2	7.0
Provision for impaired assets and restaurant closings	0.2	0.1	0.2	0.2
Income from operations of unconsolidated affiliates	(0.2)	(0.3)	(0.2)	(0.2)
Total costs and expenses	99.3	99.6	96.2	97.2
Income from operations	0.7	0.4	3.8	2.8
Other income, net	0.1	0.2	*	0.1
Interest expense, net	(1.7)	(2.1)	(1.6)	(2.0)
(Loss) income before (benefit) provision for income taxes	(0.9)	(1.5)	2.2	0.9
(Benefit) provision for income taxes	(0.1)	(0.6)	0.5	0.4
Net (loss) income	(0.8)	(0.9)	1.7	0.5
Less: net income attributable to noncontrolling interests	0.1	*	0.2	0.2
Net (loss) income attributable to OSI Restaurant Partners, LLC	(0.9)%	(0.9)%	1.5%	0.3%
________________

(1)	As a percentage of restaurant sales.

*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	SEPTEMBER 30,
	2011	2010
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	669	671
Company-owned - international	120	119
Franchised - domestic	106	108
Franchised and development joint venture - international	68	66
Total	963	964
Carrabba's Italian Grill
Company-owned	232	232
Franchised	1	1
Total	233	233
Bonefish Grill
Company-owned	145	145
Franchised	7	7
Total	152	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Roy's
Company-owned	22	22
System-wide total	1,434	1,435

Our restaurant concepts operate as one reportable segment, as the brands have similar economic characteristics, resulting in similar long-term expected financial performance, as well as nature of products and services, class of customer and distribution methods.

System-wide sales increased by 10.0% and 7.5% for the three and nine months ended September 30, 2011 as compared with the corresponding periods in 2010.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales is comprised of sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and unconsolidated development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$488	$462	$1,534	$1,485
International	96	69	249	204
Total	584	531	1,783	1,689
Carrabba's Italian Grill	162	153	514	490
Bonefish Grill	104	97	331	302
Fleming's Prime Steakhouse and Wine Bar	52	47	172	156
Other	17	16	58	56
Total Company-owned restaurant sales	$919	$844	$2,858	$2,693

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
FRANCHISE AND UNCONSOLIDATED DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$71	$70	$228	$225
International	81	60	226	164
Total	152	130	454	389
Carrabba's Italian Grill	1	1	3	3
Bonefish Grill	5	4	14	12
Total franchise and unconsolidated development joint venture sales (1)	$158	$135	$471	$404
Income from franchise and unconsolidated development joint ventures (2)	$8	$9	$27	$23
__________________

(1)	Franchise and unconsolidated development joint venture sales are not included in revenues in the Consolidated Statements of Operations.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

REVENUES

Restaurant sales

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
(dollars in thousands):	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Restaurant sales	$919,093	$844,388	$74,705	8.8%	$2,858,235	$2,693,291	$164,944	6.1%

The increase in restaurant sales for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $72,195,000 increase in comparable-store sales at our existing restaurants and a $3,699,000 increase in sales from six restaurants not included in our comparable-store sales base.  This increase was partially offset by a $1,189,000 decrease in sales from the closing of three restaurants since September 30, 2010.

The increase in restaurant sales for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily attributable to a $156,577,000 increase in comparable-store sales at our existing restaurants and a $10,789,000 increase in sales from 11 restaurants not included in our comparable-store sales base.  This increase was partially offset by a $2,422,000 decrease in sales from the closing of three restaurants since September 30, 2010.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our significant brands:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Average restaurant unit volumes (weekly):
Outback Steakhouse	$55,462	$52,269	$58,756	$56,309
Carrabba's Italian Grill	$53,350	$50,149	$56,845	$54,200
Bonefish Grill	$54,696	$50,901	$58,545	$53,523
Fleming's Prime Steakhouse and Wine Bar	$61,422	$55,907	$68,927	$62,475
Operating weeks:
Outback Steakhouse	8,797	8,842	26,121	26,381
Carrabba's Italian Grill	3,038	3,049	9,030	9,048
Bonefish Grill	1,906	1,906	5,655	5,647
Fleming's Prime Steakhouse and Wine Bar	841	841	2,496	2,496
Year over year percentage change:
Menu price increases (decreases): (1)
Outback Steakhouse	1.6%	0.0%	1.6%	(0.2)%
Carrabba's Italian Grill	1.4%	0.6%	1.5%	0.3%
Bonefish Grill	2.4%	1.0%	1.7%	0.7%
Fleming's Prime Steakhouse and Wine Bar	4.0%	0.2%	2.9%	0.5%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	6.0%	3.0%	4.0%	1.1%
Carrabba's Italian Grill	6.3%	4.9%	5.0%	2.1%
Bonefish Grill	7.4%	7.6%	9.1%	5.6%
Fleming's Prime Steakhouse and Wine Bar	10.1%	7.3%	10.4%	7.1%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Cost of sales	$300,280	$269,997		$923,025	$862,447
% of Restaurant sales	32.7%	32.0%	0.7%	32.3%	32.0%	0.3%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended September 30, 2011 as compared to the same period in 2010.  The increase as a percentage of restaurant sales was primarily 1.7% from increases in seafood, beef, dairy and other commodity costs and 0.2% from changes in our product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.4% from menu price increases.

The increase as a percentage of restaurant sales in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily 1.3% from increases in seafood, dairy, beef and other commodity costs and 0.2% from changes in our product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.8% from the impact of certain cost savings initiatives and 0.4% from menu price increases.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Labor and other related expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Labor and other related	$262,345	$252,912		$820,466	$773,858
% of Restaurant sales	28.5%	30.0%	(1.5)%	28.7%	28.7%	—%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and POA, and other incentive compensation expenses.  Labor and other related expenses decreased as a percentage of restaurant sales in the three months ended September 30, 2011 as compared to the same period in 2010.  The decrease as a percentage of restaurant sales was primarily due to the following: (i) 1.1% from higher average unit volumes at our restaurants, (ii) 0.7% from a reduction in PEP and other deferred compensation participant investment account obligations and (iii) 0.4% from the impact of certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales of 0.5% from higher kitchen and service labor costs and 0.3% from higher management labor and bonus expenses.

Labor and other related expenses was flat as a percentage of restaurant sales in the nine months ended September 30, 2011 as compared to the same period in 2010. Items that contributed to a decrease as a percentage of restaurant sales included the following: (i) 0.8% from higher average unit volumes at our restaurants, (ii) 0.3% from the impact of certain cost savings initiatives and (iii) 0.2% from a reduction in PEP and other deferred compensation participant investment account obligations. These decreases were offset by increases as a percentage of restaurant sales of the following: (i) 0.5% from higher kitchen and service labor costs, (ii) 0.3% from higher management labor and bonus expenses, (iii) 0.2% from higher PEP expenses, (iv) 0.2% from a settlement of an IRS assessment of employment taxes (see Item 1. “Legal Proceedings” in Part II of this Form 10-Q) and (v) 0.1% from an increase in health insurance costs.

Other restaurant operating expenses

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Other restaurant operating	$249,870	$235,508		$725,485	$711,471
% of Restaurant sales	27.2%	27.9%	(0.7)%	25.4%	26.4%	(1.0)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of restaurant sales in the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the following: (i) 1.4% from higher average unit volumes at our restaurants, (ii) 0.4% from certain cost savings initiatives and (iii) 0.2% from decreases in utilities expense. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 1.0% in advertising costs, (ii) 0.2% in operating supplies expense and (iii) 0.2% in repairs and maintenance costs.

The decrease as a percentage of restaurant sales in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the following: (i) 0.9% from higher average unit volumes at our restaurants, (ii) 0.4% from certain cost savings initiatives and (iii) 0.2% from a reduction of general liability insurance expense.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.3% in operating supplies expense and 0.2% in other other costs such as gift-card fees and repairs and maintenance costs.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in thousands):	2011	2010	Change	2011	2010	Change
Depreciation and amortization	$32,806	$32,091		$99,465	$102,945
% of Total revenues	3.5%	3.8%	(0.3)%	3.4%	3.8%	(0.4)%

Depreciation and amortization expense decreased as a percentage of total revenues in the three months ended September 30, 2011 as compared to the same period in 2010.  This decrease as a percentage of total revenues was primarily 0.3% from higher average unit volumes at our restaurants.

The decrease as a percentage of total revenues in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily 0.3% from certain assets being fully depreciated as of June 2010 and 0.2% from higher average unit volumes at our restaurants.  The decrease was partially offset by an increase as a percentage of restaurant sales of 0.2% from depreciation expense on property, fixtures and equipment additions during the nine months ended September 30, 2011 primarily due to our Outback Steakhouse renovations.

General and administrative

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2011	2010	Change	2011	2010	Change
General and administrative	$76,316	$60,372	$15,944	$207,423	$190,413	$17,010

General and administrative costs increased in the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to the following: (i) a $9,000,000 net decline in the cash surrender value of life insurance investments, (ii) $2,800,000 of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus and distribution expense, (iii) $2,100,000 of additional corporate compensation, bonus and relocation expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (iv) $1,500,000 of additional professional fees and (v) $900,000 of additional information technology expense.  This increase was partially offset by a $1,500,000 decrease in severance expense and $1,400,000 of cost savings initiatives.

General and administrative costs increased in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to the following: (i) $7,900,000 of additional corporate compensation, bonus and relocation expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (ii) $7,800,000 of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus and distribution expense, (iii) a $6,400,000 net decline in the cash surrender value of life insurance investments and (iv) $2,100,000 of additional information technology expense.  This increase was partially offset by the following: (i) $4,900,000 of cost savings initiatives, (ii) a $2,000,000 allowance for the PRG promissory note recorded in the first quarter of 2010 and (iii) a $1,600,000 decrease in severance expense.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, net

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(in thousands):	2011	2010	Change	2011	2010	Change
Interest expense, net	$15,504	$17,756	$(2,252)	$46,936	$53,091	$(6,155)

The decreases in net interest expense in the three and nine months ended September 30, 2011 as compared to the same periods in 2010 were primarily due to a decline in interest expense for our senior secured credit facilities, largely as a result of a decline in the total outstanding balance of those facilities. Additionally, the decrease in the nine-month period was due to $1,436,000 of interest expense on our interest rate collar during the nine months ended September 30, 2010 that was not incurred in 2011 (since the collar matured in 2010).

(Benefit) provision for income taxes

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2011	2010	Change	2011	2010	Change
Effective income tax rate	6.1%	42.6%	(36.5)%	21.7%	47.4%	(25.7)%

The net decreases in the effective income tax rate in these periods were primarily due to the increase in the projected and actual domestic pretax book income in the jurisdictions in which the deferred tax assets are subject to a valuation allowance and the projected foreign income tax provision being a lower percentage of projected consolidated pretax income as compared to the prior year.

The effective income tax rates for the three and nine months ended September 30, 2011 were lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips and the foreign rate differential together being such a large percentage of projected annual pretax income.  This was partially offset by the increase in the valuation allowance. The effective income tax rates for the three and nine months ended September 30, 2010 were higher than the combined federal and state statutory rate of 38.9% due to an increase in the valuation allowance on deferred income tax assets for excess tax credits expected for the year and income taxes expected in states that only have limited deductions in computing taxable income being a larger percentage of projected annual pretax income.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Current assets declined to $339,932,000 at September 30, 2011 as compared with $464,874,000 at December 31, 2010 primarily due to a decrease in Cash and cash equivalents of $143,521,000 from capital expenditures of $85,335,000 during the nine months ended September 30, 2011 and a required $78,072,000 repayment of our pre-funded revolving credit facility outstanding loan balance in April 2011 (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). This decrease in Current Assets was partially offset by an increase in Inventories of $12,252,000 primarily due to an increase in lobster purchases at seasonal prices.

Working capital (deficit) totaled ($131,698,000) and ($187,087,000) at September 30, 2011 and December 31, 2010, respectively, and included Unearned revenue from unredeemed gift cards of $156,289,000 and $269,058,000 at September 30, 2011 and December 31, 2010, respectively.  Unearned revenue is a liability that does not require cash settlement.

Current liabilities declined to $471,630,000 at September 30, 2011 as compared with $651,961,000 at December 31, 2010 primarily due to a decrease in Unearned revenue of $112,769,000 as a result of the seasonal pattern of gift card sales and redemptions and to a decrease in the Current portion of long-term debt of $70,251,000 (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). This decrease in Current liabilities was partially offset by an increase in Accounts payable of $8,954,000 due to an acceleration of certain payments prior to the end of 2010.

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

Capital expenditures totaled approximately $85,335,000 and $43,556,000 for the nine months ended September 30, 2011 and 2010, respectively.  We estimate that our capital expenditures will total approximately $135,000,000 to $150,000,000 in 2011. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements.

During 2010 and the nine months ended September 30, 2011, we experienced a strengthening of trends in consumer traffic, increases in comparable-store sales and operating cash flows and generated operating income.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-saving initiatives, including food cost decreases through waste reduction and supply chain efficiency and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

As of September 30, 2011, we had approximately $81,314,000 in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $68,686,000) and $93,000,000 in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  At September 30, 2011, we were in compliance with our covenants.  However, our ability to continue to meet these requirements and obligations will depend, among other things, on our ability to achieve anticipated levels of revenue and cash flow and our ability to successfully manage costs and working capital.

SUMMARY OF CASH FLOWS

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Net cash provided by operating activities	$67,368	$31,351
Net cash used in investing activities	(83,790)	(47,419)
Net cash used in financing activities	(123,330)	(117,242)
Effect of exchange rate changes on cash and cash equivalents	(3,769)	(1,460)
Net decrease in cash and cash equivalents	$(143,521)	$(134,770)

Operating activities

Net cash provided by operating activities increased for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of the following: (i) an increase in cash generated from restaurant operations due to comparable-store sales increases, (ii) $43,800,000 of certain food, labor and other cost savings initiatives, (iii) an acceleration of certain Accounts payable and other related payments prior to the end of 2010 and (iv) a decrease in cash paid for interest, which was $36,356,000 for the nine months ended September 30, 2011 compared to $59,597,000 for the same period in 2010.  The increase in net cash provided by operating activities was partially offset by an increase in inventory from additional lobster purchases at seasonal prices and an increase in cash paid for income taxes, net of refunds, which was $22,691,000 for the nine months ended September 30, 2011 compared to $9,724,000 for the same period in 2010.

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

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus ½ of 1% (3.25% at September 30, 2011 and December 31, 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.31% to 0.56% and from 0.31% to 0.50% at September 30, 2011 and December 31, 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at September 30, 2011 and December 31, 2010).

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

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1,025,175,000 and $1,035,000,000 at September 30, 2011 and December 31, 2010, respectively. We classified $13,100,000 of our term loans as current at September 30, 2011 and December 31, 2010 due to our required quarterly payments and projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with our debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under the $150,000,000 working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at September 30, 2011 and December 31, 2010; however, $68,686,000 and $70,272,000, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing.  We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75,000,000 maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.  Fees for the letters of credit range from 2.00% to 2.50% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100,000,000 pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of September 30, 2011 and December 31, 2010, we had $7,000,000 and $78,072,000, respectively, outstanding on our pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in our Consolidated Balance Sheets, as we are required to repay any outstanding borrowings in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%. In October 2011, we borrowed $15,000,000 from our pre-funded revolving credit facility.

At September 30, 2011 and December 31, 2010, we were in compliance with our debt covenants.  See the 2010 Form 10-K for further information about our debt covenant requirements.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550,000,000 under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  The

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15, commencing on December 15, 2007.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at September 30, 2011 and December 31, 2010 was $248,075,000.

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

FAIR VALUE MEASUREMENTS

We invested $11,234,000 of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at December 31, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market fund is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at September 30, 2011 was immaterial to our consolidated financial statements.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three and nine months ended September 30, 2011 and 2010.  Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

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

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As a result of this conversion, $2,743,000 of our total partner deposit liability was accelerated for the return of partners’ capital that was required under the old program.  As of September 30, 2011, our POA liability was $3,448,000 which was recorded in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheet.  The total liability and total amount of unfunded obligations related to PEP and other deferred compensation plans as of September 30, 2011 has not materially changed from December 31, 2010.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution and currently estimate funding requirements ranging from $18,000,000 to $23,000,000 for PEP and from $4,000,000 to $6,000,000 for POA in each of the next two years through September 30, 2013.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

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

In September 2011, the FASB issued ASU No. 2011-08 which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. This guidance will not have a material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 19, 2009, we filed an action in the Circuit Court for the Thirteenth Judicial District of Florida in Hillsborough County against T-Bird Nevada, LLC (“T-Bird”) and certain of its affiliates (collectively, the “T-Bird Parties”).  T-Bird is a limited liability company affiliated with our California franchisees of Outback Steakhouse restaurants.  The action sought payment on a promissory note made by T-Bird that we purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33,300,000 at the time it was purchased.  On September 11, 2009, the T-Bird Parties filed an answer and counterclaims against us and certain of our officers and affiliates.  The answer generally denied T-Bird’s liability on the loan, and the counterclaims restated the same claims made by the T-Bird Parties in their California action (as described below).

On February 20, 2009, the T-Bird Parties filed suit against us and certain of our officers and affiliates in the Superior Court of the State of California, County of Los Angeles. After certain legal proceedings, the T-Bird Parties filed an amended complaint on November 29, 2010.  Like the original complaint, the T-Bird Parties’ amended complaint claimed, among other things, that we made various misrepresentations and breached certain oral promises allegedly made by us and certain of our officers to the T-Bird Parties that we would acquire the restaurants owned by the T-Bird Parties and until that time we would maintain financing for the restaurants that would be nonrecourse to the T-Bird Parties.  The amended complaint sought damages in excess of $100,000,000, exemplary or punitive damages, and other remedies.

On September 26, 2011, we entered into a settlement agreement (the “Settlement Agreement”) with the T-Bird Parties to settle all outstanding litigation with T-Bird. In accordance with the terms of the Settlement Agreement, T-Bird agreed to pay us $33,300,000 to satisfy the T-Bird promissory note that we purchased from T-Bird’s former lender. This settlement payment is due within 60 days of the effective date of the Settlement Agreement, subject to T-Bird’s right to extend the payment date up to 60 days in certain circumstances.

Subject to the receipt of the settlement payment, we have agreed to grant to a T-Bird affiliate, for a period of 20 years, the right to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California as set forth in a development agreement to be entered into between us and such T-Bird affiliate (the “Development Agreement”).

OSI Restaurant Partners, LLC
PART II:  OTHER INFORMATION

Additionally, we have granted certain T-Bird affiliates (the “T-Bird Entities”) the non-transferable right (the “Put Right”) to require us to acquire all of the equity interests in the T-Bird Entities that own Outback Steakhouse restaurants and the rights under the Development Agreement for cash. The closing of the Put Right is subject to certain conditions including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters rights being exercised by the equity owners above a specified level and compliance with our debt agreements. The Put Right is exercisable for a one-year period beginning on the date of closing of an initial public offering (an “IPO”) of at least $100 million worth of shares of our common stock or if we have not completed an IPO, for a period of 60 days after execution by us of a definitive agreement to sell only the Outback Steakhouse brand and all of our Company-owned Outback Steakhouse restaurants.

If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird Entities’ earnings before interest, taxes, depreciation and amortization, subject to certain adjustments (“Adjusted EBITDA”), for the trailing 12 months, net of liabilities of the T-Bird Entities. The multiple is equal to 75% of the multiple of our Adjusted EBITDA reflected in our stock price or, in a sale of the Outback Steakhouse brand, 75% of the multiple of our Adjusted EBITDA that we are receiving in the sale. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of our notice to the T-Bird Entities of such rejection. We have agreed to waive all rights of first refusal in our franchise arrangements with the T-Bird Entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird Entities.

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

10.01*
Consulting Services Agreement between OSI Restaurant Partners, LLC and A. William Allen, III dated August 23, 2011 (included as an exhibit to Registrant’s Current Report on Form 8-K filed August 24, 2011 and incorporated herein by reference)

10.02*
Amended and Restated Officer Employment Agreement made and entered into effective September 12, 2011 by and among David Berg, OS Management, Inc., and Outback Steakhouse International, L.P. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	November 9, 2011	OSI RESTAURANT PARTNERS, LLC

By: /s/ Dirk A. Montgomery
Dirk A. Montgomery Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]