Form 10-K
period 2011-12-31
OSI RESTAURANT PARTNERS, LLC
filed 2012-03-30
CIK 874691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☒  NO  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☒ (Do not check if smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 30, 2012, the registrant has 100 common units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE – NONE.

OSI Restaurant Partners, LLC

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

OSI Restaurant Partners, LLC

PART I

Cautionary Statement

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this report, which include, but are not limited to, the following:

(i)
Our substantial leverage and significant restrictive covenants in our various credit facilities could adversely affect our ability to raise additional capital to fund our operations, limit our ability to make capital expenditures to invest in new or renovate restaurants, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk in connection with our variable-rate debt and prevent us from meeting our obligations under the senior notes;

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

(iv)
Our results can be impacted by changes in consumer tastes and the level of consumer acceptance of our restaurant concepts (including consumer tolerance of our prices); local, regional, national and international economic and political conditions; the seasonality of our business; demographic trends; traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns; changes in consumer dietary habits; employee availability; the cost of advertising and media; government actions and policies; inflation or deflation; unemployment rates; interest rates; exchange rates; and increases in various costs, including construction, real estate and health insurance costs;

(v)	Our results can be affected by consumer reaction to public health issues;

(vi)	Our results can be affected by consumer perception of food safety;

(vii)
Our ability to expand is dependent upon various factors such as the availability of attractive sites for new restaurants; our ability to obtain appropriate real estate sites at acceptable prices; our ability to obtain all required governmental permits including zoning approvals and liquor licenses on a timely basis; the impact of government moratoriums or approval processes, which could result in significant delays; our ability to obtain all necessary contractors and subcontractors; union activities such as picketing and hand billing that could delay construction; our ability to generate or borrow funds; our ability to negotiate suitable lease terms; the ability to recruit and train skilled management and restaurant employees; and our ability to receive the premises from the landlord's developer without any delays;

OSI Restaurant Partners, LLC

(viii)	Weather and disasters could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

(ix)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(x)	Minimum wage increases could cause a significant increase in our labor costs;

(xi)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements; and

(xii)	Inability to protect customer credit and debit card data.

Those factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

OSI Restaurant Partners, LLC

Item 1.  Business

GENERAL

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 31, 2011, we owned and operated 1,248 restaurants and had 195 restaurants operating under a franchise or joint venture arrangement across 49 states and 21 countries and territories. We have five founder-inspired concepts: Outback Steakhouse, Carrabba's Italian Grill, Bonefish Grill, Fleming's Prime Steakhouse and Wine Bar and Roy's. Each of our concepts maintains its unique, founder-inspired brand identity and entrepreneurial culture to provide a compelling customer experience combining great food, highly-attentive service and lively ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment.
In 2010, we launched a new strategic plan and operating model leveraging best practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand competitiveness. This new model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. We have significantly strengthened our management team to accelerate innovation, improve analytical capabilities and increase productivity. We have made these changes while preserving our entrepreneurial culture at the operating level. Our restaurant managing partners are a key element of this culture, each of whom shares in the cash flows of his or her restaurant after making a required initial cash investment.
OUR HISTORY
We were incorporated in August 1987 as a Florida corporation, and in January 1990 we changed our name to Outback Steakhouse, Inc. (“Outback Florida”). Outback Steakhouse, Inc., a Delaware corporation (“Outback Delaware”), was formed in April 1991 as part of a corporate reorganization completed in June 1991 in connection with our initial public offering, at which time Outback Delaware became a holding company for Outback Florida. Between 1993 and 2002, we acquired or developed our other restaurant concepts and began expanding the Outback concept internationally. On April 25, 2006, Outback Steakhouse, Inc. changed its name to OSI Restaurant Partners, Inc.

Kangaroo Holdings, Inc. (the “Ultimate Parent” or “KHI”), was formed by an investor group comprised of funds advised by Bain Capital Partners, LLC (“Bain Capital”), Catterton Partners (“Catterton”), Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (our “Founders”) and certain members of our management. On June 14, 2007, KHI acquired OSI Restaurant Partners, Inc. by means of a merger and related transactions (the “Merger”) for aggregate consideration of approximately $3.1 billion.  At the time of the Merger, we converted into a Delaware limited liability company named OSI Restaurant Partners, LLC and our shares of common stock were no longer listed on the New York Stock Exchange. In connection with the Merger, KHI implemented a new ownership and financing arrangement, pursuant to which Private Restaurant Properties, LLC (“PRP”), a wholly-owned subsidiary of KHI, acquired the 343 restaurant properties then owned by us and leased them back to our subsidiaries. In March 2012, PRP sold a number of and refinanced certain of these properties and, as a result, New Private Restaurant Properties, LLC (“New PRP”), another sister company, continues to lease 261 restaurant properties to our subsidiaries.

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

OSI Restaurant Partners, LLC

OUR RESTAURANT CONCEPTS

As of December 31, 2011, the 1,443 full-service restaurants in our restaurant system consisted of the following, identified by concept and ownership structure:

	Outback Steakhouse (domestic)	Outback Steakhouse (international)	Carrabba’s Italian Grill	Bonefish Grill	Fleming’s Prime Steakhouse and Wine Bar	Roy’s	Total
Company-owned	669	111	231	151	64	22	1,248
Development joint venture	—	34	—	—	—	—	34
Franchise	106	47	1	7	—	—	161
Total	775	192	232	158	64	22	1,443

Our core concepts are Outback Steakhouse, Carrabba's Italian Grill (“Carrabba's”), Bonefish Grill and Fleming's Prime Steakhouse and Wine Bar (“Flemings”).
Outback Steakhouse - Domestic
Outback Steakhouse is a casual dining steakhouse featuring high-quality, freshly-prepared food, attentive service and Australian décor at a compelling value. As of December 31, 2011, we owned and operated 669 restaurants and 106 were franchised across 49 states.
The Outback Steakhouse menu offers several cuts of uniquely seasoned and seared or wood-fire grilled steaks, chops, chicken, seafood, pasta, salads and seasonal specials. The menu also includes several specialty appetizers, including our signature “Bloomin' Onion®,” and desserts, together with full bar service featuring Australian wine and beer. Alcoholic beverages account for approximately 12% of domestic Outback Steakhouse's restaurant sales. The average check per person, which varies for all of our concepts based on limited-time offers, special menu items and promotions, was approximately $20 during 2011. Outback Steakhouse also offers a low-priced children's menu.
The décor includes a contemporary, casual atmosphere with blond woods, large booths and tables and Australian artwork. Outback Steakhouse restaurants serve dinner every day of the week and most locations are open for lunch on Sunday. Some locations are also open for lunch on Saturday.
Carrabba's Italian Grill
Carrabba's Italian Grill is an authentic Italian casual dining restaurant featuring high-quality handcrafted dishes, an exhibition kitchen and warm Italian hospitality. As of December 31, 2011, we owned and operated 231 restaurants and had one franchised restaurant across 32 states.
The Carrabba's menu includes a variety of uniquely-prepared Italian dishes, including pastas, chicken, seafood, and wood-fired pizza. Our use of a wood-fired grill, combined with our signature grill seasoning, produces Italian dishes with flavors we believe are unique to the category. The menu also includes specialty appetizers, desserts and coffees, together with full bar service featuring Italian wines and specialty drinks. Alcoholic beverages account for approximately 17% of Carrabba's restaurant sales. The average check per person was approximately $21 during 2011.
The décor includes dark woods, large booths and tables and Italian memorabilia featuring Carrabba family photos and authentic Italian pottery. Its traditional Italian exhibition kitchen allows customers to watch hand-made dishes being prepared. The majority of Carrabba's restaurants serve dinner every day of the week and are open for lunch on Sundays. Most locations are open for lunch on Saturday.

OSI Restaurant Partners, LLC

Bonefish Grill
Bonefish Grill is a polished casual seafood restaurant featuring market fresh grilled fish, high-end yet approachable service and a lively bar. As of December 31, 2011, we owned and operated 151 and franchised seven restaurants across 28 states.
The Bonefish Grill menu is anchored by market fresh grilled fish with freshly prepared sauces and regularly rotating seafood specials. In addition, Bonefish Grill offers beef, pork and chicken entrees, several specialty appetizers, including our signature “Bang Bang Shrimp®,” and desserts. Bonefish Grill's bar provides an energetic setting for drinks, dining and socializing, with a large variety of specialty cocktails, including a specialty martini list, wine and beer selections. Alcoholic beverages account for approximately 25% of Bonefish Grill's restaurant sales. The average check per person was approximately $23 in 2011.
The décor is warm and inviting, with hardwood floors, large booths and tables and distinctive artwork inspired by regional coastal settings. Bonefish Grill restaurants typically serve dinner only.
Fleming's Prime Steakhouse and Wine Bar
Fleming's Prime Steakhouse and Wine Bar is an upscale, contemporary prime steakhouse for food and wine lovers seeking a stylish, lively and memorable dining experience. As of December 31, 2011, we owned and operated 64 Fleming's restaurants across 28 states.
The Fleming's menu features prime cuts of beef, fresh seafood and pork, veal and chicken entrees accompanied by an extensive assortment of freshly prepared salads and side dishes available a la carte, plus several specialty appetizers and desserts. In addition to full bar service, Fleming's offers a selection of over 100 quality wines available by the glass, as well as specialty cocktails. Alcoholic beverages account for approximately 30% of Fleming's restaurant sales. The average check per person was approximately $68 in 2011.
The décor features an open dining room built around an exhibition kitchen and expansive bar, with lighter woods and colors with rich cherry wood accents and high ceilings. Private dining rooms are available for private gatherings or corporate functions. Fleming's restaurants serve dinner only.
Roy's
Roy's is an upscale dining experience that combines contemporary cooking techniques, Asian cuisine and Hawaiian hospitality. As of December 31, 2011, we owned a 50% interest in a joint venture that owned and operated 22 Roy's restaurants located across seven states.
The Roy's menu offers Chef Roy Yamaguchi's “Hawaiian Fusion” cuisine, a blend of flavorful sauces and Asian spices and features a variety of fish and seafood, beef, short ribs, pork, lamb and chicken. The menu also includes several specialty appetizers and desserts. In addition to full bar service, Roy's offers a large selection of quality wines. Alcoholic beverages account for approximately 27% of Roy's restaurant sales. The average check per person was approximately $57 during 2011.
The décor features spacious dining rooms, an expansive lounge area, an outdoor dining patio in certain locations and Roy's signature exhibition kitchen. Private dining rooms are available for private gatherings or corporate functions. The majority of Roy's restaurants serve dinner only.
International
Outback Steakhouse International is our business unit for developing and operating Outback Steakhouse restaurants outside of the U.S. In 2011, we enhanced the organizational structure of this business unit by adding a new unit president and recruiting internal and external talent from market-leading companies with the experience we believe is needed to drive international growth. This team is integrating into our corporate headquarters to leverage enterprise-wide capabilities, including marketing, finance, consumer research and analytics, real estate development, information technology, legal, supply chain management and productivity, to support both Company-owned and franchised

OSI Restaurant Partners, LLC

locations. In addition, our Company-owned and joint venture operations in South Korea, Hong Kong and Brazil have cross-functional, local management staff in place to grow and support restaurants in those locations.

Our other concepts currently do not operate outside of the U.S. As of December 31, 2011, we owned and operated 111 international Outback Steakhouse restaurants, 34 were owned and operated through a joint venture and 47 were operated under franchise arrangements across 21 countries and territories as follows:

Country or Territory	Ownership Type	Total
South Korea	Company-owned	103
Hong Kong	Company-owned	7
Puerto Rico	Company-owned	1
Brazil	Development joint venture	34
Japan	Franchise	9
Australia	Franchise	6
Mexico	Franchise	5
Taiwan	Franchise	5
Canada	Franchise	4
Philippines	Franchise	3
Saudi Arabia	Franchise	3
Indonesia	Franchise	2
United Arab Emirates	Franchise	2
Costa Rica	Franchise	1
Dominican Republic	Franchise	1
Egypt	Franchise	1
Guam	Franchise	1
Malaysia	Franchise	1
Singapore	Franchise	1
Thailand	Franchise	1
Venezuela	Franchise	1
Total		192

Financial information about geographic areas is included in this Form 10-K in Item 8, in Note 20 of our Notes to Consolidated Financial Statements.

International Outback Steakhouse restaurants have substantially the same core menu items as domestic Outback Steakhouse locations, although certain side items and other menu items are local in nature. The prices that we charge in individual locations are reflective of local demographics and related local costs involved in procuring product. Most of our international locations serve lunch and dinner.
We utilize a global core menu policy to ensure consistency and quality in our menu offerings. We allow local tailoring of the menu to best address the preference of local customers in a market. Prior to the addition of an item to the core menu, we conduct extensive customer research and it is reviewed and approved by our R&D team. In South Korea, for example, we serve “lunch box sets,” offering affordable options to busy customers seeking an Outback Steakhouse meal in a time-efficient manner. Similarly, in Brazil, we offer “set pricing” lunch options that provide various price point options for our lunchtime diners.
Our international Outback Steakhouse locations are similar in the look and feel of our domestic locations, although there is more diversity in certain restaurant locations, layouts and sizes.
RESTAURANT DESIGN AND DEVELOPMENT
Site Design
We generally construct freestanding buildings on leased properties, although our leased sites are also located in strip shopping centers. Construction of a new restaurant takes approximately 90 to 180 days from the date the location is leased or under contract and fully permitted. In the future, we intend to either convert existing third-party leased retail space or construct new restaurants through leases in the majority of circumstances. We typically design the interior of

OSI Restaurant Partners, LLC

our restaurants in-house, utilizing outside architects when necessary.
A typical Outback Steakhouse is approximately 6,200 square feet and features a dining room and a full-service liquor bar. The dining area of a typical Outback Steakhouse consists of 45 to 48 tables and seats approximately 220 people. The bar area consists of approximately ten tables and has seating capacity for approximately 54 people. Appetizers and complete dinners are served in the bar area.
Outback Steakhouse international restaurants range in size from 3,500 to 10,000 square feet and may be basement or second floor locations.
A typical Carrabba's is approximately 6,500 square feet and features a dining room, pasta bar seating that overlooks the exhibition kitchen and a full service liquor bar. The dining area of a typical Carrabba's consists of 40 to 45 tables and seats approximately 230 people. The liquor bar area typically includes six tables and seating capacity for approximately 60 people, and the pasta bar has seating capacity for approximately ten people. Appetizers and complete dinners are served in both the pasta bar and liquor bar.
A typical Bonefish Grill is approximately 5,500 square feet and features a dining room and full service liquor bar. The dining area of a typical Bonefish Grill consists of approximately 38 tables and seats approximately 145 people. The bar area is generally in the front of the restaurant and offers community-style seating with approximately ten tables and bar seating with a capacity for approximately 72 people. Appetizers and complete dinners are served in the bar area.
A typical Fleming's is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full service liquor bar. The main dining area of a typical Fleming's consists of approximately 35 tables and seats approximately 170 people, while the private dining area seats approximately 30 additional people. The bar area includes approximately six tables and bar seating with a capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.
A typical Roy's is approximately 7,100 square feet and features a dining room, a private dining area, an exhibition kitchen and full service liquor bar. The main dining area of a typical Roy's consists of approximately 41 tables and seats approximately 155 people, while the private dining area seats an additional 50 people. The bar area includes tables and bar seating with a capacity for approximately 35 people. Appetizers and complete dinners are served in the bar area.
Remodel / Renovation Plan
We are committed to the strategy of continuing to maintain relevance with our décor by implementing an ongoing renovation program across all concepts.
In 2009, we began a remodeling program at Outback Steakhouse to refresh the store base and modernize the look and feel of the dining experience. The Outback Steakhouse décor now features larger, more comfortable waiting areas, a brighter more upscale bar and a natural, contemporary dining area. To date, we have remodeled 256 restaurants, including 194 in 2011. We plan to complete 160 remodels in 2012 and a cumulative total of approximately 450 by end of 2013. Our average remodel cost has been approximately $250,000.
Carrabba's is currently implementing a renovation program similar to Outback Steakhouse, which includes the creation of a more contemporary Italian-themed décor that maintains warmth and matches the high quality of our food. We are currently testing new design alternatives and, once testing is complete, the design will be rolled out to additional locations.
Site Selection Process
We consider the location of a restaurant to be critical to its long-term success and as such, we devote significant effort to the investigation and evaluation of potential sites. We have a central team serving all of our concepts comprised of real estate development, property/lease management, design and construction personnel. We have increased the resources dedicated to this team since 2009, enabling the acceleration of remodels and unit additions. Our site selection

OSI Restaurant Partners, LLC

team utilizes a combination of existing field operations managers, internal development personnel and outside real estate brokers to identify and qualify potential sites. We have developed an analytical infrastructure to assist our site selection team in implementing our new store growth plan. By leveraging expanded data regarding potential sites, developing success criteria and using predictive models, we are improving site selection.
We follow a phased approach to new site selection and approval, with all proposed sites reviewed and approved by the appropriate concept president, Chief Development Officer, Chief Financial Officer and Chief Executive Officer.
Restaurant Development
During the year ended December 31, 2011, we added fifteen new restaurant sites, closed eleven others and, in October 2011, we entered into a definitive agreement to sell our nine Company-owned Outback Steakhouse international restaurants in Japan to a subsidiary of S Foods, Inc. The buyer will have the right to develop Outback Steakhouse international franchise restaurants in Japan in the future.
We are recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. We expect to open 30 Company-owned restaurants and five joint venture units in 2012. We expect that the mix of new units will be initially weighted approximately 75% to domestic opportunities, but will shift to a higher weight of international units as we continue to implement our international expansion plans.
Domestic Development
We believe we are well equipped to reaccelerate new unit development in the U.S. with a disciplined approach, focusing on achieving unit returns at target levels across each of our concepts. In 2012, we plan to open 30 or more locations, with a primary domestic focus on opening new Bonefish Grill units. Currently, the majority of Bonefish Grill units are located in the southern and eastern U.S., with significant geographic expansion potential in the top 100 U.S. markets. Bonefish Grill unit growth will be our top domestic development priority in 2012, with 20 or more new units planned. We also see significant opportunities to expand Carrabba's from an existing base of 232 units as of December 31, 2011. Currently, the majority of Carrabba's units are also located in the southern and eastern U.S. We are developing an updated restaurant design for Carrabba's and we are targeting implementing this model in 10 to 15 new units over the next two years in areas where we already have restaurants as well as expansion markets. In addition, we believe that Fleming's has existing geography fill-in and market expansion opportunities based on its current location mix.
International Development
We believe we are well-positioned to expand internationally and plan to approach such growth in a disciplined, prioritized manner, leveraging our existing markets in South Korea, Brazil and Hong Kong, while expanding in strategically selected new emerging and high-growth developed markets. We will continue to leverage our market position by offering our top-ranked Outback Steakhouse concept in a format adapted to local cultural preferences. For example, we believe that we can leverage existing infrastructure and expertise in the Asia-Pacific region and Latin America to grow in those areas and accelerate entry into nearby countries.
In the near term, we plan to focus our existing market growth in South Korea, Brazil and Hong Kong and our new market growth in China, Mexico and South America.
Our Company-owned operations in Hong Kong and Korea, where we have over 100 restaurants, provide operational expertise in running multi-unit operations, but also cultural insights and available talent to deploy into new Asian markets. In addition, our Outback Steakhouse International leadership team has significant experience in opening retail outlets in China that we can further leverage into our expansion efforts.
We will utilize the ownership structure and market entry strategy that best fits the need for a particular market, including Company-owned units, joint ventures and franchises. In markets where there is potential for a significant number of restaurants, we expect to focus on Company-owned and joint venture arrangements rather than franchises.

OSI Restaurant Partners, LLC

RESEARCH & DEVELOPMENT / INNOVATION
In 2010, we added a Company-wide head of Research & Development (R&D) to our senior management team and increased the size of that team to approximately 20 people. We have since strengthened our innovation capability by establishing a focused, collaborative process and enhancing our R&D capabilities, and expanded the scope of innovation to focus on new product development, product efficiency and core menu quality. As a result, we are now better able to continuously evolve our product offerings based on consumer trends and feedback and improve productivity. We have a 12-month pipeline of new menu and promotional items and are able to introduce more new menu items faster than we have in the past.
Our cross-functional innovation processes leverage the best practices of the consumer products industry to continuously research and enhance every dimension of the customer experience. Our innovation teams collaborate across R&D, purchasing, operations, marketing, finance and market intelligence. Our goal is continuous innovation of our new menu, service and marketing initiatives to improve brand relevance, productivity and competitiveness based on evolving consumer trends and direct customer feedback on our products. For example, as the direct result of extensive market and consumer research, we have added over 60 new menu items across our concepts since 2010 and have over 75 items under 600 calories, which has broadened the appeal of our menus. By incorporating analytics, testing and customer feedback, we are able to refine and reduce the potential risks associated with these introductions or changes. For new menu items and significant product changes, we have a meaningful testing process that includes internal testing, testing at one restaurant and testing at a group of restaurants before the roll-out is staged across our fleet based on the type of product change. Throughout this process, our customers provide direct feedback on the product as well as pricing.
We also utilize our cross-functional process to develop limited-time offers with an optimal price point and item return. This requires more occasion-based testing and research to validate that the special offer was valued by customers based on the occasion. For example, Outback Steakhouse has offered a recurring $14.95 steak and lobster promotion that has been very popular with our customers, but also met our profitability, food quality and execution efficiency objectives.
STRATEGY AND MARKET INTELLIGENCE
Our strategy and market intelligence (SMI) function was created in 2010 to identify opportunities for profitable growth based on customer research, and to help improve returns on the investments we make in capital and operations, through the targeted application of analytics. Our customer feedback and testing process enables rapid assessment of how new ideas and productivity initiatives perform with customers, allowing us to make improvements before they are launched nationally. Our marketing mix models guide reallocation of our marketing investments to more efficient and effective programs and have prompted increased marketing investments in Bonefish Grill and Carrabba's.
Our customer research techniques provide a greater perspective into customer behavior. We deploy a variety of qualitative insight approaches ranging from basic focus groups to examples where deeper consumer insights based on emotional understanding is required. On the quantitative side, we develop, execute and analyze all consumer research related to menu items, restaurant design, consumer communication, brand positioning and casual dining segment health.
MANAGEMENT INFORMATION SYSTEMS
Beginning in 2010, we added significant resources that focused on building our competencies in human resources, information technology and real estate, design and construction, including the completion of standardized Point of Sale ("POS") systems across our core concepts, the implementation of a Human Resources Information System ("HRIS"), uniform and comprehensive training programs, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection.
In late 2010, we hired a new Chief Information Officer and developed a multi-year information technology strategy to further transform Information Technology (IT) into a growth enabling function by focusing on building infrastructure, increasing technical staff, creating a technology platform to support sales growth and enabling productivity improvements.

OSI Restaurant Partners, LLC

Restaurant level financial and accounting controls are handled through a point-of-sale computer system and network in each restaurant that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions and to manage the business and control costs, such as labor. Our Company-owned restaurants are connected through data centers and a portal to provide our corporate employees and regional partners with access to business information and tools that allow them to collaborate, communicate, train and share information between restaurants and the corporate office. During 2012, we expect to upgrade our wireless access points in all of our concept stores. This will provide enhanced capability to pilot and roll out new mobile technology devices within our stores to enhance our operational capability.
ADVERTISING AND MARKETING
Our marketing strategy is designed to drive comparable-store sales growth by increasing the frequency of and occasions for visits by our current customers as well as attracting new customers.
To maintain customer interest and relevance, each concept leverages limited-time offers featuring seasonal specials, ingredients and flavors that are consistent with the concept's offerings, but provide something new to discover on the menu. We have increased the frequency of these promotions so that Outback Steakhouse, Carrabba's and Bonefish Grill generally have five to seven promotion periods each year. The nature of the message regarding these promotions has also changed to encourage prompt action, rather than just promote brand awareness, resulting in more immediate increases in traffic. For example, for the past few years, Outback Steakhouse has created a special menu and donated a portion of the proceeds to Thanks for Giving, a charity that supports members of the U.S. military and their families. We promoted the initiative through extensive television, radio, social media, public relations, in-restaurant materials and celebrity support, which resulted in significant traffic and a donation of approximately $2 million for the charity.
We promote our Outback Steakhouse and Carrabba's restaurants through national and spot television and/or radio media and our Bonefish Grill restaurants through radio advertising. We advertise on television in selected markets when our brands achieve sufficient penetration to make a meaningful broadcast schedule affordable. Each of our concepts has an active public relations program and relies on word-of-mouth customer experience, site visibility, grassroots marketing in local venues, direct mail, on-line/digital advertising and billboards. We also create point-of-sale materials to communicate and promote key brand initiatives to our guests while they are dining in our restaurants. We have local marketing personnel who customize these programs to optimize them for their target market.
We also use the openings of new restaurants as an opportunity to employ a comprehensive marketing strategy. We reach out to various media outlets as well as the local community to obtain appearances on radio and television, establish relationships with local charities and gain coverage in local newspapers and magazines. The managing partner in each restaurant is the visible face of the concept and, with local involvement, reinforces our role as a concerned, active member of the community.
We have increased our use of e-marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are frequent internet users and will explore e-applications to make dining decisions or to share dining experiences. We have set up pages and advertise on various social media and other websites.
These methods of advertising promote and maintain brand image and generate consumer awareness of new menu offerings, such as new items added to appeal to value-conscious consumers. We also strive to increase sales through excellence in execution. Our marketing strategy of enticing customers to visit frequently and also recommending our restaurants to others complements our goal of providing a compelling dining experience. Additionally, we engage in a variety of promotional activities, such as contributing goods, time and money to charitable, civic and cultural programs, in order to give back to the communities we serve and increase public awareness of our restaurants.

OSI Restaurant Partners, LLC

RESTAURANT OPERATIONS
The success of our restaurants depends on our service-oriented employees and consistent execution of our menu items in a well-managed restaurant.
Management and Employees
The management staff of a typical Outback Steakhouse, Carrabba's or Bonefish Grill consists of one managing partner, one assistant manager and one kitchen manager. The management staff of a typical Fleming's or Roy's consists of one managing partner, a chef partner and two assistant managers. Each restaurant also employs approximately 55 to 75 hourly employees, many of whom work part-time. The managing partner of each restaurant has primary responsibility for the day-to-day operation of his or her restaurant and is required to abide by Company-established operating standards. Area operating partners are responsible for overseeing the operations of several restaurants and managing partners in a specific region.
Area Operating, Managing and Chef Partner Programs
We have established a compensation structure for our area operating, managing and chef partners that we believe encourages high quality restaurant operations, fosters long-term employee commitment and generally results in profitable restaurants.
Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming's and Roy's restaurant was required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant. The purchase price for a managing partner's ownership interest was fixed at $25,000, and the purchase price for a chef partner's ownership interest ranged from $10,000 to $15,000. Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant's monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners. Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment agreement.
In April 2011, we implemented modifications to our managing and chef partner compensation structure to provide greater incentives for sales and profit growth. Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant's cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”). The POA places greater emphasis on year over year growth in cash flow than the PEP. Managing and chef partners will receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels of growth are not achieved.
Under the POA, managing and chef partners are required to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and we will make a bookkeeping contribution to each partner's “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner's employment agreement. The value of each of our contributions will be equal to a percentage of the partner's restaurant's positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant's positive distributable cash flow in accordance with the terms described in the partner's employment agreement.
The revised program also provides an annual bonus known as the President's Club, paid in addition to the monthly distributions of cash flow, designed to reward increases in annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow. Managing and chef partners whose restaurants achieve certain annual sales targets above the concept's sales plan (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

OSI Restaurant Partners, LLC

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA. Managing and chef partners with an employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Stock-based and Deferred Compensation Plans.”
Many of Outback Steakhouse international restaurant managing partners enter into employment agreements and purchase participation interests in the cash distributions from the restaurants they manage. The amount and terms vary by country. This interest gives the managing partner the right to receive a percentage of his or her restaurant's annual cash flows for the duration of the agreement. Additionally, each new unaffiliated franchisee is required to provide the same opportunity to the managing partner of each new restaurant opened by that franchisee.
Area operating partners are currently required, as a condition of employment, to make an initial investment of $50,000 in a Management Partnership within 30 days of the opening of his or her first restaurant. This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants' monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%. We have the option to purchase an area operating partner's interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.
For restaurants opened on or after January 1, 2007, the area operating partner’s percentage of cash distributions and buyout percentage is calculated based on the associated restaurant’s return on investment compared to the Company’s targeted return on investment and may range from 3.0% to 12.0%, depending on the concept.

In 2011, we also began a version of the President's Club annual bonus described above for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow. We are evaluating additional changes to the compensation structure for our area operating partners.

We have also improved our field operations performance evaluation and development processes since 2009. All field managing partners and area managers receive feedback on performance with consistent metrics linked to quarterly store, area and concept business objectives.
By offering these types of compensation arrangements and by providing the area operating, managing and chef partners a significant interest in the success of their restaurants, we believe we are able to attract and retain experienced and highly-motivated area operating, managing and chef partners.
Supervision and Training
We require our area operating partners and restaurant managing partners to have significant experience in the full-service restaurant industry. As part of our management development programs, we engage in succession planning at a total Company and concept level to identify promotable personnel, with focused training programs to prepare managers for the next level of responsibility. Our core concept presidents have been with us for an average of 20 years and have an average of over 30 years of industry experience. Our regional field management team has an average of over 13 years of experience working with us at the managing partner level or above.
All operating partners and managing partners are required to complete a comprehensive training program that emphasizes our operating strategy, procedures and standards. Our senior management meets quarterly with our area operating partners to discuss business-related issues and share ideas. In addition, members of senior management visit restaurants regularly to ensure that our concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.
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

OSI Restaurant Partners, LLC

responsibility of the restaurant manager. Written tests and observation in the work place are used to evaluate each employee's performance. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through monthly meetings between kitchen managers and management.
Service
We seek to deliver superior service to each customer at every opportunity. We offer customers prompt, friendly and efficient service, keep wait staff-to-table ratios high and staff each restaurant with experienced management teams to ensure consistent and attentive customer service. In Zagat's customer survey in 2011, Bonefish Grill and Carrabba's were ranked first and third, respectively, for all full-service chains in the “top service” category.
In order to better assess and improve our performance, in 2009 we began using Service Management Group (SMG) to conduct an on-going satisfaction measurement program that utilizes a random invitation to participate in a web-based survey printed on customer checks and provides us with benchmarking information from other restaurants. The program measures satisfaction across a wide range of experience elements, from the pace of the experience to the temperature of the food. Results are compiled and reported through a central web site at the national, regional and individual restaurant level. Currently, 24 casual dining restaurant concepts, including Outback Steakhouse, Carrabba's and Bonefish Grill, participate in the SMG survey web methodology and contribute to the SMG average comparison measures that we utilize in assessing our performance.
Food Preparation and Quality Control
Food safety is a critical priority, and we dedicate resources to ensuring that our customers enjoy safe, quality food products. We have taken various steps to mitigate food quality and safety risks and have central teams focused on this goal together with our supply chain, food safety/quality assurance and R&D teams.
We have an R&D facility located in Tampa that serves as a test kitchen and vendor product qualification site. Our supply chain organization manages internal auditors for vendor evaluations along with external third parties to inspect vendor adherence to quality, food safety and product specification on a risk based schedule. Vendors that do not comply with quality, food safety and other specifications are not utilized until they have corrective actions in place and are re-certified for compliance. Additionally, a daily “line check” is performed by the restaurant managing partner and their key team members to inspect food prepared for that day, as well as the freshness of liquor, beverages, condiments and other perishables used for all menu items.
We also employ two outside advisory councils comprised of external subject matter experts to advise our senior management on industry trends and on quality, safety and animal considerations pertinent to our industry, such as well-being strategies and procedures.
SOURCING AND SUPPLY
We take a centralized approach to purchasing and supply chain management, with our corporate team serving all concepts domestically and internationally. In addition, we have dedicated supply chain management personnel at the local level in our larger international operations in Asia and South America. The supply chain management organization is responsible for all food and operating supply purchases as well as a large percentage of field and home office services. In addition, we have logistics teams dedicated to optimizing freight costs. The supply chain management organization's mission is to utilize a combination of centralized domestic and locally-based supply to capture the efficiencies and economies of scale that come from making strategic buys, while maintaining (or improving) quality and building stronger partnerships with our key vendors.
We work to address the end-to-end costs (from the source to the fork) associated with the products and goods we purchase. We utilize a “total cost of ownership” (TCO) approach, which focuses on both the initial purchase price, coupled with the cost structure underlying the procurement and order fulfillment process. The TCO approach includes monitoring commodity markets and trends and seeking to execute product purchases at the most advantageous times. We develop commodity sourcing strategies for all major commodity categories based on the dynamics of each category. Those strategies include both spot purchases and long-term contracts of up to two years where we believe long-term

OSI Restaurant Partners, LLC

contract prices are more attractive than anticipated spot prices. In addition, we limit exposure to potential risk by requiring our vendor partners to meet or exceed our quality assurance standards.
We have a national distribution program in place that includes food, beverage, and packaging goods. This program is with a custom distribution company that uses a limited number of warehouses that provide only products approved for our system.
Proteins represent about 50% of our commodity purchasing composition, with beef representing slightly over half of total purchased proteins. In 2011, we purchased more than 90% of our beef raw materials from four beef suppliers who represent approximately 75% of the total beef marketplace in the U.S. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. Other major commodity categories purchased include produce, dairy, bread and pasta and energy sources to operate our restaurants, such as natural gas.
RESTAURANT OWNERSHIP STRUCTURES
Our restaurants are predominantly Company-owned or controlled, including through joint ventures, and otherwise operated under franchise arrangements. We generate our revenues primarily from our Company-owned or controlled restaurants and secondarily through sales of franchise rights and ongoing royalties from our franchised restaurants.
Company-Owned Restaurants
Company-owned or controlled restaurants include restaurants owned by limited partnerships in which we are a general partner and joint ventures in which we are a member. Our legal ownership interests in the partnerships and joint ventures generally range from 50% to 90%. The results of operations of Company-owned restaurants are included in our consolidated operating results. The portion of income or loss attributable to the other partners' interests is eliminated in the line item in our Consolidated Statements of Operations entitled “Net income (loss) attributable to noncontrolling interests.”
In the future we do not plan to utilize limited partnerships for domestic Company-owned restaurants. Instead, the restaurants will be wholly-owned by us and the area operating, managing and chef partners will receive their distributions of restaurant cash flow as employee compensation rather than partnership distributions.
With respect to Carrabba's restaurants opened after 1994, we pay royalties to the Carrabba's founders ranging from 1.0% to 1.5% of sales pursuant to the agreements we entered into in 2004 to purchase the founder's interest in existing restaurants and the sole right to develop Carrabba's restaurants.
We also include the restaurants owned by our Roy's joint venture as Company-owned restaurants, and their accounts and operations are included in our consolidated financial statements, even though we have less than majority ownership. We determined we are the primary beneficiary of the joint venture since we have the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis, such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes. Additionally, we have the obligation to absorb losses or the right to receive benefits of the Roy's joint venture that could potentially be significant to the Roy's joint venture. The majority of capital contributions made by our partner in the Roy's joint venture, RY-8, Inc. (“RY-8”) have been funded by loans to RY-8 from a third party, which we guarantee. The guarantee is secured by a collateral interest in RY-8's membership interest in the joint venture. We did not have an economic interest in nine Roy's as of December 31, 2011, including six in Hawaii and one each in the continental U.S., Japan and Guam.
Through our joint venture arrangement with PGS Participacoes Ltda., we hold a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”). The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse franchise restaurants in Brazil. We account for the Brazilian Joint Venture under the equity method of accounting. We are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50%. Income and loss derived from the Brazilian Joint Venture is presented in the line item “Income from operations of unconsolidated affiliates” in our

OSI Restaurant Partners, LLC

Consolidated Statements of Operations.
In connection with the settlement of litigation with T-Bird Nevada, LLC and its affiliates (collectively, “T-Bird”), which include the franchisees of 56 Outback Steakhouse restaurants in California, we entered into an agreement with T-Bird pursuant to which T-Bird has the right to require us to acquire all of the equity interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under development agreements with the applicable T-Bird entity for cash (the “Put Right”). The Put Right will become exercisable by T-Bird for a one-year period beginning on the date of closing of an initial public offering (an "IPO") by us or certain of our affiliates. The Put Right is also exercisable if we sell our Outback Steakhouse concept. If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird entities' earnings before interest, taxes, depreciation and amortization, subject to certain adjustments (“Adjusted EBITDA”), for the trailing 12 months, net of liabilities of the T-Bird entities. The multiple will be equal to 75% of the multiple of our Adjusted EBITDA as reflected in our stock price in the case of an IPO or, in a sale of the Outback Steakhouse concept, 75% of the multiple of the Adjusted EBITDA that we are receiving in the sale. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of such rejection.
Unaffiliated Franchise Program
Our unaffiliated franchise arrangements grant third parties a license to establish and operate a restaurant using one of our concepts, our systems and our trademarks in a given area. The unaffiliated franchisee pays us for the concept ideas, strategy, marketing, operating system, training, purchasing power and brand recognition.
Franchised restaurants must be operated in compliance with each concept's methods, standards and specifications, including regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has full discretion to determine menu prices. In addition, all franchisees are required to purchase all food, ingredients, supplies and materials from approved suppliers. Our regional vice presidents regularly inspect franchised restaurants to confirm compliance with our requirements.
At December 31, 2011, there were 106 domestic franchised Outback Steakhouse restaurants and 47 international franchised Outback Steakhouse restaurants. Each domestic franchisee paid an initial franchise fee of $40,000 for each restaurant and is required to pay a continuing monthly royalty of 3.0% of gross restaurant sales and a monthly marketing administration fee of 0.5% of gross restaurant sales. Initial fees and royalties for international franchisees vary by market. Generally, each international franchisee paid an initial franchise fee of $40,000 to $200,000 for each restaurant and are expected to pay a continuing monthly royalty of 2.0% to 4.0% of gross restaurant sales. Certain international franchisees enter into an international development agreement that requires them to pay a development fee in exchange for the right and obligation to develop and operate up to five restaurants within a defined development territory pursuant to separate franchise agreements. All domestic franchisees are required to expend an annually adjusted percentage of gross restaurant sales, up to a maximum of 3.5%, for national advertising on a monthly basis (3.0% in 2011).
At December 31, 2011, there was one domestic franchised Carrabba's. The franchisee paid an initial franchise fee of $40,000 and pays a continuing monthly royalty of 5.75% of gross restaurant sales.
At December 31, 2011, there were seven domestic franchised Bonefish Grills. Four of these franchisees paid an initial franchise fee of $50,000 for each restaurant and pay a continuing monthly royalty of 3.5% to 4.0% of gross restaurant sales. Three of these franchisees pay royalties up to 4.0%, depending on sales volumes. Under the terms of the franchise agreement, the franchisees are required to expend, on a monthly basis, a minimum of 2.5% of gross restaurant sales on local advertising and pay a monthly marketing administration fee of 0.5% of gross restaurant sales.
There were no unaffiliated franchises of any of our other restaurant concepts at December 31, 2011.
Under the development agreement granted to one of the T-Bird entities, the T-Bird entities have the exclusive right through 2031 to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California. We have agreed to waive all rights of first refusal in our franchise arrangements with the T-Bird entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird entities.

OSI Restaurant Partners, LLC

COMPETITION
The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel, attractive suitable real estate sites, supplies and restaurant employees. Further, we face growing competition from the supermarket industry, with improved selections of prepared meals, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings. We expect intense competition to continue in all of these areas.
Industry and internal research conducted suggests that consumers consider casual dining restaurants within a given trade area when making dining decisions. As a result, an individual restaurant's competitors will vary based on their trade area and will include both independent and chain restaurants. At an aggregate level, all major casual dining restaurants would be considered competitors of our concepts.
We believe our principal strategies, which include but are not limited to, the use of high quality ingredients, the variety of our menu and concepts, the quality and consistency of our food and service, the use of various promotions and the selection of appropriate locations for our restaurants, allow us to effectively and efficiently compete in the restaurant industry.
GOVERNMENT REGULATION
We are subject to various federal, state, local and international laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.
Approximately 15% of our consolidated restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations. Additionally, we are subject in certain states to “dramshop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Further, we are continuing to assess the impact of federal health care legislation on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could

OSI Restaurant Partners, LLC

have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of lawsuits have resulted in the payment of substantial damages by the defendants. For example, in December 2009, we entered into a Consent Decree in settlement of certain litigation brought by the U.S. Equal Employment Opportunity Commission, which required us to make a settlement payment of $19.0 million. In addition, during the four-year term of the Consent Decree, we are required to fulfill certain training, record-keeping and reporting requirements, maintain an open access system for restaurant employees to express interest in promotions, and employ a human resources executive.
The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the U.S. to comply with federal nutritional disclosure requirements. The FDA has indicated that it intends to issue final regulations by the middle of 2012 and begin enforcing the regulations by the end of 2012. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.
There is potential for increased regulation of food in the U.S. under the recent changes in the HACCP system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the U.S. government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.
We are subject to the Americans with Disabilities Act, or the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could affect and change the items we procure for resale. We may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the U.S., which could be costly to comply with. Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.
We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.
See “Risk Factors” for a discussion of risks relating to federal, state, local and international regulation of our business.

OSI Restaurant Partners, LLC

EMPLOYEES
As of December 31, 2011, we employed approximately 85,000 persons, of which 825 are corporate personnel, approximately 5,200 are restaurant management personnel and the remainder are hourly restaurant personnel. Of the 825 corporate employees, approximately 185 are in management and 640 are administrative or office employees. None of our employees are covered by a collective bargaining agreement.
TRADEMARKS
We regard our “Outback Steakhouse,” “Carrabba's Italian Grill,” “Bonefish Grill,” “Fleming's Prime Steakhouse and Wine Bar” and “Roy's” service marks and our “Bloomin' Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. We are aware of names and marks similar to the service marks of ours used by other persons in certain geographic areas in which we have restaurants. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.
We license the use of our registered trademarks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees' and licensees' activities with respect to the use of our trademarks, and impose quality control standards in connection with goods and services offered in connection with the trademarks.
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

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk in connection with our variable-rate debt and prevent us from meeting our obligations under the senior notes.

We are highly leveraged. The following chart shows our level of indebtedness as of December 31, 2011(in thousands):

December 31, 2011
Senior secured term loan facility	$1,014,400
Senior secured pre-funded revolving credit facility	33,000
Senior notes	248,075
Guaranteed debt, sale-leaseback and capital lease
obligations and other notes payable	38,489
Total indebtedness	$1,333,964

As of December 31, 2011, we also had approximately $82.4 million in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $67.6 million) and $67.0 million in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on indebtedness;

•	increasing our vulnerability to general economic, industry, and competitive conditions;

•	increasing our cost of borrowing;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings under our senior secured credit facilities are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, restaurant development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may not be as highly leveraged.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing the senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could increase.

As of December 31, 2011, we had $1.0 billion of debt outstanding under our senior secured credit facilities, which bears interest based on a floating rate index. An increase in these floating rates could cause a material increase in our interest expense.

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

Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we cannot be certain that we will have sufficient assets to repay the senior secured credit facilities and our unsecured indebtedness, including the senior notes.

We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes, and operating lease obligations, and we may be forced to take other actions to satisfy our obligations under our indebtedness and operating lease obligations, which may not be successful. If we fail to meet these obligations, we would be in default under our senior secured credit facilities and operating leases and the lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

OSI Restaurant Partners, LLC

If our revenue and resulting cash flow were to decline to levels that cannot be offset by reductions in costs, efficiency programs and improvements in working capital management, we may not remain in compliance with certain covenants in our senior secured credit facilities agreement or be able to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations. If we fail to meet these obligations, we would be in default under our senior secured credit facilities and operating leases and the lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

Approximately 20% of our domestic Company-owned restaurants are subject to a master lease with our sister company, New Private Restaurant Properties, LLC (“New PRP”). An event of default under this lease could result in our loss of use of some or all of these restaurant properties.

In connection with the Merger, the fee owned real estate and certain related assets associated with approximately 25% of our domestic Company-owned restaurants were sold to PRP and then leased to us and our subsidiaries through a master lease and a series of underlying subleases. Effective March 14, 2012, KHI entered into a sale-leaseback transaction with two third party real estate institutional investors in which PRP sold 67 of its restaurant properties at fair market value for $194.9 million.  We then simultaneously leased these properties back under nine master leases (collectively, the “REIT Master Leases”).  Additionally, the original master lease agreement for the remaining 261 properties that we leased from PRP was amended and restated as a revised 15-year master lease (the “Amended Master Lease”) with New PRP.  The Amended Master Lease contains customary representations and warranties, affirmative and negative covenants and events of default. The Amended Master Lease requires an aggregate monthly rental payment with respect to all 261 leased restaurants, without any grace period for late payment. If a default occurs under the Amended Master Lease, New PRP is entitled to take various actions to enforce its rights, including, in certain circumstances, termination of the Amended Master Lease. In addition, if New PRP were to default under its real estate credit facility, the lenders would be entitled to take various actions to enforce their rights, including, in certain circumstances, foreclosing on the restaurant properties. New PRP's primary source of revenue (and consequently its primary source of funds available to service its own debt under its real estate credit facility) is the monthly rental payments we make under the Amended Master Lease. If we fail to make payments or otherwise default under the Amended Master Lease, New PRP could default under its real estate credit facility. If the Amended Master Lease were to be terminated in connection with any default by us or if the lenders under New PRP's real estate credit facility were to foreclose on the restaurant properties as a result of a New PRP default under its real estate credit facility, we could, subject to the terms of a subordination and nondisturbance agreement, lose the use of some or all of the properties that we lease under the Amended Master Lease. Any such loss of the use of such restaurant properties would have a material adverse effect on our business.

OSI Restaurant Partners, LLC

Any right to receive payments on the senior notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under their respective guarantees of the senior secured credit facilities are secured by a security interest in substantially all of our tangible and intangible assets, including the stock and the assets of certain of our current and future wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. Our obligations under the senior notes are also structurally subordinated to our sale-leaseback. As of December 31, 2011, we had $1.3 billion in outstanding debt on our Consolidated Balance Sheet, of which approximately $1.0 billion was secured. We also had $82.4 million in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $67.6 million) and $67.0 million in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.

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

OSI Restaurant Partners, LLC

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

See the Supplemental Guarantor Condensed Consolidating Financial Statements in Item 8, Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K for presentation of the financial position, results of operations and cash flows of OSI Restaurant Partners, LLC - Parent only, OSI Co-Issuer, which is a wholly-owned subsidiary and exists solely for the purpose of serving as co-issuer of the senior notes, the guarantor subsidiaries, the non-guarantor subsidiaries and the elimination entries necessary to consolidate the Company.

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

Risks Related to Our Business and Industry

Competition for customers, real estate, and employees and changes in certain conditions driving customer traffic may affect our profit margins, which could adversely affect our ability to compete effectively.

The restaurant industry is intensely competitive with a substantial number of restaurant operators that compete directly and indirectly with us in respect to price, service, location and food quality, and there are other well-established competitors with significant financial and other resources. There is also active competition for management personnel as well as attractive suitable real estate sites.  Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from quick service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

OSI Restaurant Partners, LLC

Challenging economic conditions may have a negative effect on our business by adversely impacting our cash flow-through lower consumer confidence and discretionary spending, availability and cost of credit, foreign currency exchange rates and other items.

Challenging economic conditions may negatively impact consumer confidence and discretionary spending and thus cause a decline in our cash flow from operations. For example, during the economic downturn starting in 2008, continuing disruptions in the overall economy, including the ongoing impacts of the housing crisis, high unemployment, and financial market volatility and unpredictability, caused a related reduction in consumer confidence, which negatively affected customer traffic and sales throughout our industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, disposable consumer income and consumer confidence, affect discretionary consumer spending. If challenging economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to continue to recover from these challenging economic conditions is likely to be affected by many national and international factors that are beyond our control, including current economic trends in Europe. Continued weakness in or a further worsening of the economy, generally or in a number of our markets, and our customers' reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurant locations.

In addition, as noted in our other risk factors, our high degree of leverage could increase our vulnerability to general economic and industry conditions and require that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness.  Further, the availability of credit already arranged for under our revolving credit facilities and the cost and availability of future credit may be adversely impacted by economic challenges.  Foreign currency exchange rates for the countries in which we operate may decline, and we may experience interruptions in supplies and other services from our third-party vendors as a result of market conditions.  These disruptions in the economy are beyond our control, and there is no guarantee that any government response will restore consumer confidence, stabilize the economy or increase the availability of credit.

Loss of key management personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend, to a significant extent, on our leadership team and other key management personnel. If we are unable to attract and retain sufficiently experienced and capable management personnel, our business and financial results may suffer. If members of our leadership team or other key management personnel leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully attract and retain our leadership team and other key management personnel that we need.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including managing partners, restaurant managers, kitchen staff and servers, necessary to keep pace with our anticipated expansion schedule and meet the needs of our existing restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. Any inability to recruit and retain qualified individuals may also delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in restaurant openings could adversely affect our business and results of operations.

Risks associated with our expansion plans may have adverse effects on our ability to increase revenues.

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants.  Current development schedules call for the construction of approximately 30 or more new restaurants in 2012.  A variety of factors could cause the actual results and outcome of those expansion plans to differ from the anticipated results. Our development schedule for new restaurant openings is subject to a number of risks that could cause actual results to

OSI Restaurant Partners, LLC

differ, including among other things:

•	the availability of attractive sites for new restaurants and the ability to obtain appropriate real estate at those sites at acceptable prices;

•	the ability to obtain all required governmental permits, including zoning approvals and liquor licenses, on a timely basis;

•	the impact of moratoriums or approval processes of state, local or foreign governments, which could result in significant delays;

•	the ability to obtain all necessary contractors and sub-contractors;

•	union activities such as picketing and hand billing, which could delay construction;

•	the ability to negotiate suitable lease terms;

•	the ability to recruit and train skilled management and restaurant employees;

•	the ability to receive the premises from the landlord’s developer without any delays; and

•	weather, natural disasters and disasters beyond our control resulting in construction delays.

Some of our new restaurants may take several months to reach planned operating levels due to lack of market awareness, start-up costs and other factors typically associated with new restaurants. There is also the possibility that new restaurants may attract customers of existing restaurants we own, thereby reducing the revenues of those existing restaurants.

Development rates for each concept may differ significantly.  The development of each concept may not be as successful as our experience in the past.  It is difficult to estimate the performance of newly opened restaurants. Earnings achieved to date by restaurants open for less than two years may not be indicative of future operating results. Should enough of these new restaurants not meet targeted performance, it could have a material adverse effect on our operating results.

Our business is subject to seasonal fluctuations and past results are not indicative of future results.

Historically, customer spending patterns for our established restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year. Additionally, holidays may affect sales volumes seasonally in some of the markets where we operate. Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs as well as restaurant closures and exit-related costs and impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Adverse weather conditions and natural disasters, such as regional winter storms, floods, major hurricanes and earthquakes, severe thunderstorms and other disasters, such as oil spills, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects from these events.

We may be required to use cash to pay one of our franchisees in connection with a put-right under a settlement agreement, which could have an adverse impact on our development plans and operating results.

In connection with the settlement of litigation with T-Bird Nevada, LLC and its affiliates (“T-Bird”), which include the franchisees of 56 Outback Steakhouse restaurants in California, we entered into an agreement with T-Bird pursuant to which T-Bird has the right to require us to acquire for cash all of the equity interests in the T-Bird entities that own Outback Steakhouse restaurants and certain rights under a development agreement that we also entered into with T-Bird in connection with the settlement. This right, referred to as the Put Right, will become exercisable by T-Bird for a one-year period beginning on the date of closing of an IPO by us or certain of our affiliates. The Put Right is also exercisable if we sell our Outback Steakhouse brand. If the Put Right is exercised, we will pay a purchase price equal to a multiple of the T-Bird entities' earnings before interest, taxes, depreciation and amortization, subject to certain adjustments (“Adjusted EBITDA”), for the trailing 12 months, net of liabilities, of the T-Bird entities as of the closing

OSI Restaurant Partners, LLC

of the purchase from T-Bird. The multiple will be equal to 75% of the multiple of our Adjusted EBITDA for the same trailing 12-month period as reflected in our stock price in the case of an IPO or, in a sale of our Outback Steakhouse concept, 75% of the multiple of the Adjusted EBITDA that we are receiving in the sale. We have a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to our consolidated earnings per share. In that event, the Put Right is extended until the first anniversary of our notice to the T-Bird entities of that rejection. We have agreed to waive all rights of first refusal in our franchise arrangements with the T-Bird entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird entities. If the Put Right is exercised, we will have to use cash to pay the purchase price that could have been allocated to more profitable development initiatives or other business needs and we will then own restaurants that may not fit our current expansion criteria. This could have an adverse impact on our operating results.

We have limited control with respect to the operations of our franchisees and joint venture partners, which could have a negative impact on our business.

Our franchisees and joint venture partners are obligated in many ways to operate their restaurants according to the specific guidelines we set forth. We provide training opportunities to these franchisees and joint venture partners to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all of our guidelines at these restaurants. The failure of these restaurants to operate effectively could adversely affect our cash flows from those operations or have a negative impact on the reputation of our business.

Our ability to comply with government regulation, and the costs of compliance, could adversely affect our business.

We are subject to various federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include, among others, alcoholic beverage control, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the restaurant is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

Approximately 15% of our consolidated restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, training, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations. Additionally, we are subject in certain states to “dramshop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Our restaurant operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime, tip credits and worker conditions. Our employees who receive tips as part of their compensation, such as servers, are paid at a minimum wage rate, after giving effect to applicable tip credits. We rely on our employees to accurately disclose the full amount of their tip income, and we base our FICA tax reporting on the disclosures provided to us by such tipped employees. Our other personnel, such as our kitchen staff, are typically paid in excess of minimum wage. As significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Further, we are continuing to assess the impact of federal health care legislation on our health care benefit costs. The imposition of any requirement that we

OSI Restaurant Partners, LLC

provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA has indicated that it intends to issue final regulations by the middle of 2012 and begin enforcing the regulations by the end of 2012. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

There is also a potential for increased regulation of food in the United States under the recent changes in the HACCP system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

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

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

We face a variety of risks associated with doing business in foreign markets that could have a negative impact on our financial performance.

We have a significant number of franchised, joint venture and Company-owned Outback Steakhouse restaurants outside the United States, and we intend to continue our efforts to grow internationally.  Although we believe we have developed the support structure for international operations and growth, there is no assurance that international operations will be profitable or international growth will continue.

OSI Restaurant Partners, LLC

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

Currency regulations and fluctuations in exchange rates could also affect our performance. We have direct investments in restaurants in South Korea, Hong Kong and Brazil, as well as international franchises, in a total of 21 countries and territories. As a result, we may experience losses from foreign currency translation, and such losses could adversely affect our overall sales and earnings.

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

We regard our service marks, including “Outback Steakhouse,” “Carrabba’s Italian Grill,” “Bonefish Grill” and “Fleming’s Prime Steakhouse and Wine Bar,” and our “Bloomin’ Onion” trademark as having significant value and as being important factors in the marketing of our restaurants. We have also obtained trademarks for several of our other menu items and for various advertising slogans. In addition, the overall layout, appearance and designs of our restaurants are valuable assets. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks and have other registration applications pending

OSI Restaurant Partners, LLC

in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business and they may never be registered in all of these countries. There may not be adequate protection for certain intellectual property such as the overall appearance of our restaurants. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and restaurant concepts and may adversely affect our business. We may be unable to detect such unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage or even destroy our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their obligations not to reveal our confidential information, including trade secrets. Although we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that our competitors will not independently develop products or concepts that are substantially similar to our restaurants and services. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking injunctions against and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources.

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

Restaurant companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, we and other restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips among certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains

OSI Restaurant Partners, LLC

have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. For example, in December 2009, we entered into a Consent Decree in settlement of certain litigation brought by the U.S. Equal Employment Opportunity Commission, which required us to make a settlement payment of $19.0 million. In addition, during the four-year term of the Consent Decree, we are required to fulfill certain training, record-keeping and reporting requirements, maintain an open access system for restaurant employees to express interest in promotions, and employ a human resources executive. If we fail to comply with the terms of the Consent Decree, it could have adverse consequences on our business.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We are self-insured, or carry insurance programs with specific retention levels or deductibles, for a significant portion of our risks and associated liabilities with respect to workers' compensation, general liability, liquor liability, employment practices liability, property, health benefits and other insurable risks. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers or employees.

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

If our competitors either increase their spending on marketing and advertising programs, or develop more effective campaigns, we could experience a negative effect on our results of operations.  In addition, we are conducting ongoing brand awareness and customer loyalty programs.  If these programs are not successful they may result in expenses incurred without the benefit of higher revenues.

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

Additionally, unfavorable publicity towards a food product generally could negatively impact our business. For example, publicity regarding health concerns or outbreaks of disease in a food product could reduce demand for our menu offerings. These factors could have a material adverse effect on our business.

OSI Restaurant Partners, LLC

Consumer reaction to public health issues, such as an outbreak of flu viruses or other diseases, could have an adverse effect on our business.

Our business could be harmed if the United States or other countries in which we operate experience an outbreak of flu viruses or other diseases.  If a virus is transmitted by human contact, our employees or customers could become infected or could choose or be advised to avoid gathering in public places.  This could adversely affect our restaurant traffic, our ability to adequately staff our restaurants, our ability to receive deliveries on a timely basis or our ability to perform functions at the corporate level. Our business could also be negatively affected if mandatory closures, voluntary closures or restrictions on operations are imposed in the jurisdictions in which we operate.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may have a material adverse effect on our business.

Food safety and food-borne illness concerns throughout the supply chain may have an adverse effect on our business.

Food safety issues could be caused by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

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

We have a limited number of suppliers for our major products, such as beef. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers. Although we have not experienced significant problems with our suppliers, if our suppliers are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

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

We outsource certain accounting processes to a third-party vendor, which subjects us to many unforeseen risks that could disrupt our business, increase our costs and negatively impact our internal control processes.

In early 2011, we began to outsource certain accounting processes to a third-party vendor.  The third-party vendor may not be able to handle the volume of activity or perform the quality of service that we have currently achieved at a cost-effective rate, which could adversely affect our business.  The decision to outsource was made based on cost savings initiatives; however, we may not achieve these savings because of unidentified intangible costs and legal and regulatory

OSI Restaurant Partners, LLC

matters, which could adversely affect our results of operations or financial condition.  In addition, the transition of certain business processes to outsourcing could negatively impact our internal control processes.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems across our operations including for point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, data warehousing to support analytics and other various processes and procedures.  Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems.  The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result delays in customer service and reduce efficiency in our operations.  Remediation of such problems could result in significant unplanned capital investments.

Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers' credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our business.

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

We test goodwill for impairment in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment and a second step is required to measure a goodwill impairment loss, if any. We compute the amount of impairment by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate our other intangible assets, primarily the Outback Steakhouse (domestic and international), Carrabba’s Italian Grill, Bonefish Grill, Flemings Prime Steakhouse and Wine Bar and Roy’s trademarks or trade names, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

As with goodwill, we test our indefinite-lived intangible assets for impairment in the second quarter of each fiscal year and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of these indefinite-lived intangible assets based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the assets and a discount rate.

OSI Restaurant Partners, LLC

During the years ended December 31, 2011 and 2010, we did not record any goodwill or material intangible asset impairment charges.  During the year ended December 31, 2009, we recorded goodwill and intangible asset impairment charges of $11.1 million and $43.7 million, respectively.  We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become further impaired, there could be an adverse effect on our financial condition and results of operations.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets.  When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value.  If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the sum of the discounted cash flows is recorded.  The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results.  If actual results differ from our estimates, additional charges for asset impairments may be required in the future.  If impairment charges are significant, our results of operations could be adversely affected.

The possibility of future misstatement exists due to inherent limitations in our control systems, which could adversely affect our business.

We cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.

Item 1B. Unresolved Staff Comments

Not applicable.

OSI Restaurant Partners, LLC

Item 2.  Properties

During the year ended December 31, 2011, we added fifteen new restaurant sites, closed eleven others and, in October 2011, we entered into a definitive agreement to sell our nine company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc. The buyer will have the right to develop Outback Steakhouse international franchise restaurants in Japan in the future.
As of December 31, 2011 we had 1,443 system-wide restaurants located across the following states, territories or countries:

Company-Owned
Alabama	22	Kansas	10	New Hampshire	3	Utah	6
Arizona	31	Kentucky	17	New Jersey	40	Vermont	1
Arkansas	11	Louisiana	21	New Mexico	5	Virginia	60
California	20	Maine	1	New York	43	West Virginia	8
Colorado	27	Maryland	40	North Carolina	61	Wisconsin	11
Connecticut	12	Massachusetts	19	Ohio	48	Wyoming	2
Delaware	2	Michigan	35	Oklahoma	11
Florida	212	Minnesota	9	Pennsylvania	41	Hong Kong	7
Georgia	49	Mississippi	2	Rhode Island	3	South Korea	103
Hawaii	7	Missouri	16	South Carolina	37	Puerto Rico	1
Illinois	27	Montana	1	South Dakota	2
Indiana	23	Nebraska	7	Tennessee	37
Iowa	8	Nevada	16	Texas	73
Franchise and Development Joint Venture
Alabama	1	Oregon	8	Dominican Republic	1	Singapore	1
Alaska	1	South Carolina	1	Egypt	1	Taiwan	5
California	63	Tennessee	3	Guam	1	Thailand	1
Florida	3	Washington	18	Indonesia	2	United Arab Emirates	2
Idaho	6			Japan	9	Venezuela	1
Mississippi	6	Australia	6	Malaysia	1
Montana	2	Brazil	34	Mexico	5
North Carolina	1	Canada	4	Philippines	3
Ohio	1	Costa Rica	1	Saudia Arabia	3

As of December 31, 2011, we leased approximately 25% of our restaurant sites from our sister company, PRP, and the remaining 75% of our restaurants from third parties.  As a result of a sale transaction PRP entered into in March 2012 with two independent real estate institutional investors, we currently lease approximately 20% of our restaurant sites from New PRP and the remaining 80% of our restaurants from third parties. See Item 8, Note 22 of Notes to Consolidated Financial Statements.

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

As of December 31, 2011, we leased approximately 179,000 square feet of office space in Tampa, Florida for our corporate headquarters and research and development facilities under a lease expiring January 31, 2025.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

There is no public trading market for our common units.

HOLDERS

As of March 30, 2012, OSI HoldCo, Inc. (our direct owner and an indirect, wholly-owned subsidiary of our Ultimate Parent) was the only owner of record of our common units.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  We have not paid any cash dividends since the Merger.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2011, none of our common units were authorized for issuance under any equity compensation plan.  See Item 12 in Part III of this Form 10-K.  Our Ultimate Parent has authorized and issued stock options under an equity compensation plan after the Merger.  See Item 8, Note 3 of Notes to Consolidated Financial Statements for additional information.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

CORPORATE HEADQUARTERS

OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607.

COMPANY NEWS

For Company information, visit our website at www.osirestaurantpartners.com.

OSI Restaurant Partners, LLC

Item 6. Selected Financial Data

This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.  The following table sets forth selected consolidated financial data for the years ended December 31, 2011, 2010, 2009 and 2008, the period from June 15 to December 31, 2007 (Successor) and the period from January 1 to June 14, 2007 (Predecessor) and selected consolidated financial data at each of the five fiscal years in the period from December 31, 2007 to December 31, 2011 (in thousands):

	SUCCESSOR (1)					PREDECESSOR
					PERIOD FROM JUNE 15 to	PERIOD FROM JANUARY 1 to
	YEARS ENDED DECEMBER 31,				DECEMBER 31,	JUNE 14,
	2011	2010	2009	2008	2007	2007
Statements of Operations Data:
Revenues
Restaurant sales	$3,803,252	$3,594,681	$3,573,761	$3,939,436	$2,227,926	$1,916,689
Other revenues	38,191	33,785	28,066	23,421	12,098	9,948
Total revenues	3,841,443	3,628,466	3,601,827	3,962,857	2,240,024	1,926,637
Costs and expenses
Cost of sales	1,226,217	1,151,951	1,184,301	1,389,392	790,592	681,455
Labor and other related	1,095,380	1,034,308	1,023,990	1,095,057	623,159	540,281
Other restaurant operating	964,923	939,352	926,343	1,012,724	557,459	440,545
Depreciation and amortization	133,632	135,396	162,731	185,786	102,263	74,846
General and administrative	290,252	251,273	250,097	263,204	138,376	158,147
Loss on contingent debt guarantee	—	—	24,500	—	—	—
Goodwill impairment	—	—	11,078	604,071	—	—
Provision for impaired assets and restaurant closings	351	6,875	138,212	112,430	21,766	8,530
(Recovery) allowance for note receivable from affiliated entity	(33,150)	—	—	33,150	—	—
(Income) loss from operations of unconsolidated affiliates	(8,109)	(5,488)	(2,196)	(2,343)	(1,261)	692
Total costs and expenses	3,669,496	3,513,667	3,719,056	4,693,471	2,232,354	1,904,496
Income (loss) from operations	171,947	114,799	(117,229)	(730,614)	7,670	22,141
Gain on extinguishment of debt (2)	—	—	158,061	48,409	—	—
Other income (expense), net	830	2,993	(198)	(11,122)	—	—
Interest expense, net	(62,515)	(69,870)	(93,006)	(154,428)	(93,997)	(4,651)
Income (loss) before provision (benefit) for income taxes	110,262	47,922	(52,372)	(847,755)	(86,327)	17,490
Provision (benefit) for income taxes	20,334	20,078	2,034	(105,305)	(47,143)	(1,656)
Net income (loss)	89,928	27,844	(54,406)	(742,450)	(39,184)	19,146
Less: net income (loss) attributable to noncontrolling interests	9,174	6,208	(380)	(3,041)	871	1,685
Net income (loss) attributable to OSI Restaurant Partners, LLC	$80,754	$21,636	$(54,026)	$(739,409)	$(40,055)	$17,461

(CONTINUED...)

OSI Restaurant Partners, LLC

	SUCCESSOR (1)
	DECEMBER 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital (deficit)	$(90,721)	$(187,087)	$(228,219)	$(204,528)	$(222,428)
Cash and cash equivalents	369,138	300,111	289,162	271,470	171,104
Total assets	2,565,559	2,479,123	2,585,029	2,857,895	3,703,459
Long-term obligations (2) (3)	1,282,377	1,301,543	1,393,819	1,721,179	1,810,970
Noncontrolling interests	9,447	13,323	18,972	26,707	34,862
__________________

(1)
On June 14, 2007, OSI Restaurant Partners, Inc. was acquired by an investor group.  Immediately following consummation of the Merger on June 14, 2007, OSI Restaurant Partners, Inc. converted into a Delaware limited liability company named OSI Restaurant Partners, LLC.  Therefore, the selected consolidated financial data is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  As a result of the Merger, there are several factors that affect the comparability of the selected financial data for the two periods including, but not limited to: (i) depreciation and amortization are higher in the Successor periods through 2009 due to fair value and estimated useful life assessments completed at the time of the Merger, (ii) annual interest expense increased substantially in the Successor period in connection with our financing agreements, (iii) certain professional service costs incurred in connection with the Merger and the management services provided by our management company are included in General and administrative expenses in our Consolidated Statements of Operations in the Successor period and (iv) annual rent expense increased substantially in the Successor period in connection with the PRP sale-leaseback transaction, in which we sold substantially all of our domestic wholly-owned restaurant properties to our sister company, PRP, and then leased them back under a 15-year master lease.

(2)
In November 2008 and March 2009, we repurchased $61.8 million and $240.1 million, respectively, of outstanding senior notes for $11.7 million and $73.0 million, respectively.  This resulted in gains on extinguishment of debt, after the pro-rata reduction of unamortized deferred financing fees and other related costs, of $48.4 million in 2008 and $158.1 million in 2009.  Annualized interest expense savings from these debt extinguishments approximates $30.2 million per year.

(3)	Long-term obligations include our long-term debt and long-term guaranteed debt.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes.  Unless the context otherwise indicates, as used in this report, the term the “Company,” “we,” “us,” “our” and other similar terms mean OSI Restaurant Partners, LLC.

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of December 31, 2011, we owned and operated 1,248 restaurants and had 195 restaurants operating under a franchise or joint venture arrangement across 49 states and 21 countries and territories. We have five founder-inspired concepts: Outback Steakhouse, Carrabba's Italian Grill, Bonefish Grill, Fleming's Prime Steakhouse and Wine Bar and Roy's. Our concepts provide a compelling customer experience combining great food, highly-attentive service and lively ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba's, Bonefish Grill and Fleming's to be our core concepts.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies. The pace of new unit growth has slowed in the casual dining category over the last few years. Given this dynamic, companies tend to be more focused on increasing market share and comparable store sales growth. Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions had and could continue to have an adverse impact our business.
Our industry is characterized by high initial capital investment, coupled with high labor costs, and chain restaurants have been increasingly taking share from independents over the past several years. We believe that this trend is driven by increasing barriers preventing growing independent restaurants and/or start-up chains from building scale operations, including menu labeling, burdensome labor regulations and healthcare reforms that are enforced once chains grow past a certain number of restaurants or number of employees. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment and operating cost considerations in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.
In 2010, we launched a new strategic plan and operating model leveraging best practices from the consumer products and retail industries to complement our restaurant acumen. This new model keeps the customer at the center of our decision-making and focuses on continuous innovation to enhance our brand competitiveness and productivity to drive sustainable sales and profit growth. We have significantly strengthened our management team to accelerate innovation, improve analytical capabilities and increase productivity. As a result of these initiatives, we are recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes - average sales per restaurant to measure changes in customer traffic, pricing and development of the brand;

•	Operating margins - restaurant sales after deduction of the main restaurant-level operating costs (comprised of cost of sales, other restaurant operating expenses, and labor and other related costs);

•	System-wide sales - total restaurant sales volume for all Company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands;

•
Comparable-store sales - year-over-year comparison of sales volumes for restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants;

•	Customer satisfaction scores - measurement of our customers' experiences in a variety of key attributes.

2011 Highlights

Our 2011 financial results compared to 2010 include:

•	An increase in consolidated revenues of 5.9% to $3.8 billion, driven primarily by 4.9% growth in combined comparable-store sales at existing core domestic restaurants;

•	15 system-wide restaurant openings compared to 11 system-wide restaurant closings, across most brands, and 194 Outback Steakhouse renovations in 2011;

•	Generated $60.4 million of productivity savings in 2011, exceeding our productivity goal; and

•
Generation of Income from operations of $171.9 million in 2011 compared to $114.8 million in 2010 primarily attributable to the increase in consolidated revenues described above and the T-Bird settlement described in “Results of Operations - Recovery of note receivable from affiliated entity.”

In 2011, we continued to balance near-term growth in share gains with investments to achieve sustainable growth.  Our key objectives for 2011 and some of the steps we took to achieve those objectives included:

•
Continuation of Share Growth by Enhancing Brand Competitiveness in a Challenging Environment: In order to drive share growth, we continued to develop unique promotions throughout our concepts that fit our brand positioning and focus on delivering a superior dining experience.  We identified additional opportunities to increase innovation in our menu, service and operations across all of our concepts, such as broadening our Outback Steakhouse menu by adding more salads, seafood and side items and offering the choice between our traditional seared steak and one prepared on a wood-fired grill.  In addition, Carrabba's introduced a Cucina Casuale section to its menu during the third quarter of 2011 to offer consumers a more casual dining experience with salads, sandwiches and other smaller or lighter offerings.

•
Acceleration of Brand Investment, Including Renovations and New Unit Development: Our brand investments have focused on accelerating our multi-year Outback Steakhouse renovation plan and increasing unit development in higher return, high-growth concepts with a focus on Bonefish Grill. We renovated 194 Outback Steakhouse locations and opened six Bonefish Grill restaurants in 2011.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Improvement of Organizational Effectiveness and Infrastructure for Sustainable Growth: We focused on building our competencies in human resources, information technology and real estate, design and construction to support accelerated growth. This is a multi-year effort that includes the implementation of a human resource information system, expanded data warehousing capability, and increased resources and tools to accelerate renovations and new unit site selection. We also implemented a modified managing and chef partner compensation structure that seeks to drive sustainable growth by aligning field incentives and paying higher amounts for growth in restaurant cash flow on an annual basis (see “Stock-based and Deferred Compensation Plans” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

•
Effective Cost Management by Mitigating Commodity Risk and Accelerating Continuous Productivity Improvement: We leveraged our scale and long-term supply agreements when they were attractive relative to market trends, accelerated productivity improvements and took modest pricing action to maintain value perceptions among consumers.

Our Growth Strategies and Outlook

As we look towards the remainder of 2012, our key growth strategies, which are enabled by continued improvements in infrastructure and organizational effectiveness, are:

•
Grow Comparable Restaurant Sales. We plan to continue our efforts to remodel our Outback Steakhouse and Carrabba's restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, grow beyond our traditional weekend dinner traffic and introduce innovative new menu items that match evolving consumer preferences.

•
Pursue New Domestic and International Development with Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. Resources in site selection, construction and design were added in 2010 and 2011 to expedite the opening of new units. We expect to open 30 or more units in 2012.

•
Drive Margin Improvement. We believe we have the opportunity to increase our margins through cost reductions in the following four productivity areas: labor, food cost, supply chain and restaurant facilities.

Ownership Structures
Our restaurants are predominantly Company-owned or controlled, including through joint ventures, and otherwise operated under franchise arrangements. We generate our revenues primarily from our Company-owned or controlled restaurants and secondarily through sales of franchise rights and ongoing royalties from our franchised restaurants.
Company-owned or controlled restaurants include restaurants owned by limited partnerships in which we are a general partner and joint ventures in which we are a member. Our legal ownership interests in the partnerships and joint ventures generally range from 50% to 90%.  In the future, we do not expect to use limited partnerships for domestic Company-owned restaurants. Instead, new restaurants will be wholly-owned by us and we are transitioning our compensation structure so that the area operating, managing and chef partners will receive their distributions of restaurant cash flow as employee compensation rather than partnership distributions. Company-owned restaurants also include restaurants owned by our Roy's joint venture and our consolidated financial statements include the accounts and operations of our Roy's joint venture even though we have less than majority ownership. See Item 8, Note 19 of our Notes to Consolidated Financial Statements for additional information.
Through our Brazilian Joint Venture with PGS Participacoes Ltda., we hold a 50% ownership interest in PGS Consultoria e Serviços Ltda.  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse franchise restaurants in Brazil. We account for the Brazilian Joint Venture under the equity method of accounting. We

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

are responsible for 50% of the costs of new restaurants operated by the Brazilian Joint Venture and our joint venture partner is responsible for the other 50% and has operating control.  Income and loss derived from the Brazilian Joint Venture is presented in the line item “Income from operations of unconsolidated affiliates” in our Consolidated Statements of Operations.
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

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	YEARS ENDED
	DECEMBER 31,
	2011	2010	2009
Revenues
Restaurant sales	99.0%	99.1%	99.2%
Other revenues	1.0	0.9	0.8
Total revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales (1)	32.2	32.0	33.1
Labor and other related (1)	28.8	28.8	28.7
Other restaurant operating (1)	25.4	26.1	25.9
Depreciation and amortization	3.5	3.7	4.5
General and administrative	7.6	6.9	6.9
Recovery of note receivable from affiliated entity	(0.9)	—	—
Loss on contingent debt guarantee	—	—	0.7
Goodwill impairment	—	—	0.3
Provision for impaired assets and restaurant closings	*	0.2	3.8
Income from operations of unconsolidated affiliates	(0.2)	(0.2)	(0.1)
Total costs and expenses	95.5	96.8	103.3
Income (loss) from operations	4.5	3.2	(3.3)
Gain on extinguishment of debt	—	—	4.4
Other income (expense), net	*	0.1	(*)
Interest expense, net	(1.6)	(1.9)	(2.6)
Income (loss) before provision for income taxes	2.9	1.4	(1.5)
Provision for income taxes	0.6	0.6	*
Net income (loss)	2.3	0.8	(1.5)
Less: net income (loss) attributable to noncontrolling interests	0.2	0.2	(*)
Net income (loss) attributable to OSI Restaurant Partners, LLC	2.1%	0.6%	(1.5)%
________________

(1)	As a percentage of restaurant sales.

*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	DECEMBER 31,
	2011	2010	2009
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	669	670	680
Company-owned - international	111	120	119
Franchised - domestic	106	108	108
Franchised and development joint venture - international	81	70	63
Total	967	968	970
Carrabba's Italian Grill
Company-owned	231	232	232
Franchised	1	1	1
Total	232	233	233
Bonefish Grill
Company-owned	151	145	145
Franchised	7	7	7
Total	158	152	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64	64
Other
Company-owned (1)	22	22	58
System-wide total	1,443	1,439	1,477
 __________________

(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC ("PRG"). Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we deconsolidated PRG on January 1, 2010. As a result, in 2011 and 2010 this category includes only our Roy’s concept.

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SYSTEM-WIDE SALES

System-wide sales increased 7.0% in 2011 and 2.2% in 2010.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales comprises sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and unconsolidated development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	YEARS ENDED
	DECEMBER 31,
	2011	2010	2009
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$2,027	$1,960	$1,954
International	336	281	260
Total	2,363	2,241	2,214
Carrabba's Italian Grill	682	653	633
Bonefish Grill	441	403	375
Fleming's Prime Steakhouse and Wine Bar	239	223	199
Other (1)	78	75	153
Total Company-owned restaurant sales	$3,803	$3,595	$3,574
__________________

(1)
In September 2009, we sold our Cheeseburger in Paradise concept, which included 34 restaurants, to PRG.  Based on the terms of the purchase and sale agreement, we consolidated PRG after the sale transaction. Upon adoption of new accounting guidance for variable interest entities, we deconsolidated PRG on January 1, 2010.  As a result, in 2011 and 2010 this category includes primarily our Roy’s concept.

The following information presents the second component of system-wide sales, which is sales of franchised and unconsolidated development joint venture restaurants.  These are restaurants that are not consolidated and from which we only receive a franchise royalty or a portion of their total income.  Management believes that franchise and unconsolidated development joint venture sales information is useful in analyzing our revenues because franchisees and affiliates pay royalties and/or service fees that generally are based on a percentage of sales.  Management also uses this information to make decisions about future plans for the development of additional restaurants and new concepts as well as evaluation of current operations.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following do not represent sales of OSI Restaurant Partners, LLC and are presented only as an indicator of changes in the restaurant system, which management believes is important information regarding the health of our restaurant concepts.

	YEARS ENDED
	DECEMBER 31,
	2011	2010	2009
FRANCHISE AND UNCONSOLIDATED DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$300	$296	$294
International	311	234	170
Total	611	530	464
Carrabba's Italian Grill	4	4	3
Bonefish Grill	18	16	16
Total franchise and unconsolidated development joint venture sales (1)	$633	$550	$483
Income from franchise and unconsolidated development joint ventures (2)	$36	$31	$26
__________________

(1)	Franchise and unconsolidated development joint venture sales are not included in revenues in the Consolidated Statements of Operations.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

REVENUES

Restaurant sales

	YEARS ENDED				YEARS ENDED
	DECEMBER 31,				DECEMBER 31,
(dollars in millions):	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Restaurant sales	$3,803.3	$3,594.7	$208.6	5.8%	$3,594.7	$3,573.8	$20.9	0.6%

The increase in restaurant sales in 2011 as compared to 2010 was primarily attributable to (i) a $195.7 million increase in comparable-store sales at our existing restaurants (including a 4.9% combined comparable-store sales increase in 2011 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices and (ii) a $15.9 million increase in sales from 17 restaurants not included in our comparable-store sales base.  The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations and renovations at Outback Steakhouse. The increase in restaurant sales in 2011 as compared to 2010 was partially offset by a $2.0 million decrease from the closing of three restaurants during 2011 and a $1.0 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011.

The increase in restaurant sales in 2010 as compared to 2009 was primarily attributable to (i) a $90.0 million increase in comparable-store sales at our existing restaurants (including a 2.7% combined comparable-store sales increase in 2010 at our core domestic concepts) primarily due to an increase in customer traffic and partially offset by customer selection of lower-priced menu items and (ii) a $23.1 million increase in sales from 32 restaurants not included in our comparable-store sales base.  The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations and an increase in the overall level of marketing spending. The increase in restaurant sales in 2010 as compared to 2009 was partially offset by a $75.5 million decrease from the sale and de-consolidation of 34 Cheeseburger in Paradise locations and a $16.7 million decrease from the closing of 16 restaurants during 2010.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our core brands:

	YEARS ENDED
	DECEMBER 31,
	2011	2010	2009
Average restaurant unit volumes (in thousands):
Outback Steakhouse	$3,029	$2,906	$2,857
Carrabba's Italian Grill	$2,946	$2,816	$2,737
Bonefish Grill	$3,023	$2,781	$2,606
Fleming's Prime Steakhouse and Wine Bar	$3,730	$3,476	$3,148
Operating weeks:
Outback Steakhouse	34,914	35,200	35,720
Carrabba's Italian Grill	12,077	12,097	12,065
Bonefish Grill	7,600	7,553	7,491
Fleming's Prime Steakhouse and Wine Bar	3,337	3,337	3,292
Year over year percentage change:
Menu price increases (decreases): (1)
Outback Steakhouse	1.5%	(0.1)%	1.3%
Carrabba's Italian Grill	1.5%	0.4%	1.6%
Bonefish Grill	1.9%	0.2%	1.5%
Fleming's Prime Steakhouse and Wine Bar	3.0%	0.5%	0.6%
Comparable-store sales (stores open 18 months or more):
Outback Steakhouse	4.0%	1.5%	(8.8)%
Carrabba's Italian Grill	4.6%	2.9%	(6.1)%
Bonefish Grill	8.3%	6.5%	(5.9)%
Fleming's Prime Steakhouse and Wine Bar	7.4%	10.4%	(16.4)%
Combined (concepts above)	4.9%	2.7%	(8.6)%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

COSTS AND EXPENSES

Cost of sales

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2011	2010	Change	2010	2009	Change
Cost of sales	$1,226.2	$1,152.0		$1,152.0	$1,184.3
% of Restaurant sales	32.2%	32.0%	0.2%	32.0%	33.1%	(1.1)%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in 2011 as compared to 2010.  The increase as a percentage of restaurant sales was primarily 1.4% from increases in seafood, dairy, beef and other commodity costs. The increase was partially offset by decreases as a percentage of restaurant sales of 0.9% from the impact of certain cost savings initiatives and 0.4% from menu price increases.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease as a percentage of restaurant sales in 2010 as compared to 2009 was primarily 1.1% from the impact of certain cost savings initiatives and 0.7% from decreases in beef costs. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% from increases in produce, dairy and other commodity costs, (ii) 0.2% due to changes in our product mix and (iii) 0.2% from changes in our limited time offers and other promotions.

Labor and other related expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2011	2010	Change	2010	2009	Change
Labor and other related	$1,095.4	$1,034.3		$1,034.3	$1,024.0
% of Restaurant sales	28.8%	28.8%	—%	28.8%	28.7%	0.1%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the PEP and POA, and other incentive compensation expenses.  Labor and other related expenses were flat as a percentage of restaurant sales in 2011 as compared to 2010.  Items that contributed to an increase as a percentage of restaurant sales included the following: (i) 0.4% from higher kitchen and service labor costs, (ii) 0.3% from higher field management labor, bonus and distribution expenses, (iii) 0.2% from a settlement of an Internal Revenue Service assessment of employment taxes and (iv) 0.1% from an increase in health insurance costs. These increases were offset by decreases as a percentage of restaurant sales of 0.7% from higher average unit volumes at our restaurants and 0.3% from the impact of certain cost savings initiatives.

Labor and other related expenses increased as a percentage of restaurant sales in 2010 as compared with 2009. The increase as a percentage of restaurant sales was primarily due to the following: (i) 0.4% from higher kitchen, service and field management labor costs, (ii) 0.2% from an increase in health insurance costs and (iii) 0.2% from higher distribution expense to managing partners.  The increase was partially offset by decreases as a percentage of restaurant sales of 0.5% from the impact of certain cost savings initiatives and 0.2% from higher average unit volumes at our restaurants.

Other restaurant operating expenses

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2011	2010	Change	2010	2009	Change
Other restaurant operating	$964.9	$939.4		$939.4	$926.3
% of Restaurant sales	25.4%	26.1%	(0.7)%	26.1%	25.9%	0.2%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of restaurant sales in 2011 as compared to 2010 was primarily 0.8% from higher average unit volumes at our restaurants and 0.4% from certain cost savings initiatives.  The decrease was partially offset by increases as a percentage of restaurant sales of 0.2% in operating supplies expense and 0.2% in advertising costs. In the second half of 2011, the Company launched significant new product offerings with its new menu and wood-fired grill cooking method at Outback Steakhouse and the new Cucina Casuale line of smaller, lighter items at Carrabba's Italian Grill.  The Company supported these launches in the fourth quarter of 2011 with significant investments in marketing to drive customer awareness and traffic.

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

Depreciation and amortization

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2011	2010	Change	2010	2009	Change
Depreciation and amortization	$133.6	$135.4		$135.4	$162.7
% of Total revenues	3.5%	3.7%	(0.2)%	3.7%	4.5%	(0.8)%

Depreciation and amortization expense decreased as a percentage of total revenues in 2011 as compared to 2010.  This decrease as a percentage of total revenues was primarily 0.2% from certain assets being fully depreciated as of June 2010 as a result of purchase accounting adjustments recorded in conjunction with the Merger and 0.2% from higher average unit volumes at our restaurants.  The decrease was partially offset by an increase as a percentage of restaurant sales of 0.2% from depreciation expense on property, fixtures and equipment additions during 2011 primarily due to our Outback Steakhouse renovations.

The decrease as a percentage of total revenues in 2010 as compared to 2009 was primarily 0.7% from certain assets being fully depreciated as of June 2009 and June 2010 as a result of purchase accounting adjustments recorded in conjunction with the Merger.

General and administrative

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2011	2010	Change	2010	2009	Change
General and administrative	$290.3	$251.3	$39.0	$251.3	$250.1	$1.2

General and administrative costs increased in 2011 as compared to 2010 primarily due to the following: (i) $12.1 million of additional corporate compensation, bonus and relocation expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (ii) $8.2 million of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus, distribution and buyout expense, (iii) a $6.2 million net decline in the cash surrender value of life insurance investments, (iv) $5.6 million of additional legal and other professional fees, (v) a $4.3 million loss from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011, (vi) $3.8 million of additional information technology expense and (vii) $1.7 million of increased corporate business travel and meeting-related expenses.  This increase was partially offset by $5.3 million of cost savings initiatives and a $2.0 million allowance for the PRG promissory note recorded in the first quarter of 2010.

The increase in 2010 as compared to 2009 was primarily attributable to the following: (i) $10.2 million of increased general and administrative costs associated with field support, managers-in-training and distribution expense, (ii) $10.0 million of additional consulting and legal fees primarily related to our productivity improvement and brand growth strategies, (iii) $4.4 million of additional corporate compensation expense as a result of increasing our resources in consumer insights, research and development, productivity and human resources and (iv) a $4.1 million net decline in the cash surrender value of life insurance investments.  This increase was partially offset by the following: (i) a

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$14.0 million decrease in restricted stock, deferred compensation and partner buyout expenses that was mostly attributable to accelerated vesting of restricted stock for certain executive officers in 2009, (ii) a $7.1 million reduction of bonus and severance expenses, (iii) a $3.8 million decrease from certain cost savings initiatives and (iv) a $1.3 million decrease in ongoing operating costs at closed locations.

Recovery of note receivable from affiliated entity

In November 2011, we received a settlement payment of $33.3 million from T-Bird in connection with a settlement agreement that satisfied all outstanding litigation with T-Bird.

Loss on contingent debt guarantee

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to a maximum of $24.5 million for our joint venture partner, RY-8, in the development of Roy's restaurants (see “Debt Guarantees” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  We recorded a $24.5 million loss associated with this guarantee in the year ended December 31, 2009.

Goodwill impairment

We did not record a goodwill impairment charge during the years ended December 31, 2011 and 2010.  We recorded an aggregate goodwill impairment charge of $11.1 million for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts during the second quarter of 2009 in connection with our annual impairment test.

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

Provision for impaired assets and restaurant closings

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2011	2010	Change	2010	2009	Change
Provision for impaired assets
and restaurant closings	$0.4	$6.9	$(6.5)	$6.9	$138.2	$(131.3)

During 2011, our provision for impaired assets and restaurant closings included: $8.8 million of restaurant closing expense and impairment charges and ($8.4) million from the reversal of an accrual as a result of the amendment and restatement of the original master lease with PRP which waived our obligation to pay rent and certain other amounts that would have been due to PRP under the original master lease (see “Transactions” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations”).

During 2010, we recorded a provision for impaired assets and restaurant closings of $6.9 million.

During 2009, we recorded a provision for impaired assets and restaurant closings of $138.2 million which primarily included $46.0 million of impairment charges to reduce the carrying value of the assets of Cheeseburger in Paradise to their estimated fair market value due to the concept’s third quarter of 2009 sale, $51.5 million of impairment charges and restaurant closing expense for certain of our other restaurants and $36.0 million of impairment charges for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We used the discounted cash flow method to determine the fair value of our intangible assets.  The trade name impairment charges occurred due to poor overall economic conditions, declining sales at our restaurants, reductions in our projected results for future periods and a challenging environment for the restaurant industry.  Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations (see “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Income (loss) from operations

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(dollars in millions):	2011	2010	Change	2010	2009	Change
Income (loss) from operations	$171.9	$114.8	$57.1	$114.8	$(117.2)	$232.0
% of Total revenues	4.5%	3.2%	1.3%	3.2%	(3.3)%	6.5%

Income (loss) from operations increased in 2011 as compared to 2010 and in 2010 as compared to 2009 primarily as a result of a 10.2% and 6.8% increase in operating margins, respectively, higher average unit volumes at our restaurants and certain other items as described above.

Gain on extinguishment of debt

During the first quarter of 2009, we purchased $240.1 million in aggregate principal amount of our senior notes in a cash tender offer.  We paid $73.0 million for the senior notes purchased and $6.7 million of accrued interest.  We recorded a gain from the extinguishment of debt of $158.1 million in 2009.  The gain was reduced by $6.1 million for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $3.0 million for fees related to the tender offer.

Interest expense, net

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
(in millions):	2011	2010	Change	2010	2009	Change
Interest expense, net	$62.5	$69.9	$(7.4)	$69.9	$93.0	$(23.1)

The decrease in net interest expense in 2011 as compared to 2010 was primarily due to a $4.6 million decline in interest expense for our senior secured credit facilities, largely as a result of a decline in the total outstanding balance of those facilities, and to $1.4 million of interest expense on our interest rate collar during 2010 that was not incurred in 2011 (since the collar matured in 2010).

The decrease in net interest expense in 2010 as compared to 2009 was primarily due to a net $14.1 million decrease in interest expense mainly due to mark to market adjustments on our interest rate collar that matured effective September 30, 2010 and a reduction of approximately $5.2 million of interest expense as a result of the $240.1 million decrease in principal outstanding on senior notes from our completion of a cash tender offer during March of 2009.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes

	YEARS ENDED			YEARS ENDED
	DECEMBER 31,			DECEMBER 31,
	2011	2010	Change	2010	2009	Change
Effective income tax rate	18.4%	41.9%	(23.5)%	41.9%	(3.9)%	45.8%

The net decrease in the effective income tax rate in 2011 as compared to the previous year was primarily due to the increase in the domestic pretax book income in which the deferred income tax assets are subject to a valuation allowance and the state and foreign income tax provision being a lower percentage of consolidated pretax income as compared to the prior year.  The net increase in the effective income tax rate in 2010 as compared to the previous year was primarily due to the effect of the change in the valuation allowance against deferred income tax assets.

The effective income tax rate for the year ended December 31, 2011 was lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and loss on investments as a result of the sale of assets in Japan together being such a large percentage of pretax income.  The effective income tax rate for the year ended December 31, 2010 was higher than the combined federal and state statutory rate of 38.9% primarily due to an increase in the valuation allowance on deferred income tax assets and income taxes in states that only have limited deductions in computing the state current tax provision. The effective income tax rate for the year ended December 31, 2009 was significantly lower than the combined federal and state statutory rate of 38.9% primarily due to an increase in deferred income tax asset valuation allowances, which was partially offset by the benefit of the tax credit for excess FICA tax on employee-reported tips being such a large percentage of pretax loss.

Liquidity and Capital Resources

POTENTIAL IMPACTS OF MARKET CONDITIONS ON CAPITAL RESOURCES

During 2010 and 2011, we experienced a strengthening of trends in consumer traffic, increases in comparable-store sales and operating cash flows and generated an increase in operating income.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-savings initiatives, including food cost decreases through waste reduction and supply chain and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

As of December 31, 2011, we had approximately $82.4 million in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $67.6 million) and $67.0 million in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  At December 31, 2011, we were in compliance with our covenants.  However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CASH FLOWS

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated (in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net cash provided by operating activities	$274,627	$225,534	$143,121
Net cash used in investing activities	(116,176)	(61,521)	(43,368)
Net cash used in financing activities	(85,965)	(151,560)	(83,013)
Effect of exchange rate changes on cash and cash equivalents	(3,459)	(1,504)	952
Net increase in cash and cash equivalents	$69,027	$10,949	$17,692

Operating activities

Net cash provided by operating activities increased in 2011 as compared to 2010 primarily as a result of the following: (i) an increase in cash generated from restaurant operations due to comparable-store sales increases, (ii) $60.4 million of certain food, labor and other cost savings initiatives, (iii) an acceleration of certain Accounts payable and other related payments prior to the end of 2010 and (iv) a decrease in cash paid for interest, which was $56.5 million for the year ended December 31, 2011 compared to $80.8 million in 2010.  The increase in net cash provided by operating activities was partially offset by an increase in other current assets primarily due to an increase in third party gift card receivables and an increase in cash paid for income taxes, net of refunds, which was $26.5 million for the year ended December 31, 2011 compared to $9.5 million in 2010.

Net cash provided by operating activities increased in 2010 as compared to 2009 primarily as a result of the following: (i) an increase in cash generated from restaurant operations due to comparable-store sales increases, (ii) $67.0 million of certain food, labor and other cost savings initiatives, (iii) a delay in Accounts payable and other related payments at December 31, 2008, (iv) a decrease in cash paid for interest, which was $80.8 million for the year ended December 31, 2010 compared to $91.9 million in 2009 and (v) a decrease in cash paid for income taxes, net of refunds, which was $9.5 million for the year ended December 31, 2010 compared to $20.7 million in 2009. The increase in net cash provided by operating activities was partially offset by (i) a significant decline in inventory during 2009 as a result of utilization of inventory on hand, (ii) a significant increase in bonuses paid during 2010 as compared to 2009 and (iii) an acceleration of certain Accounts payable and other related payments prior to the end of 2010.

Investing activities

Net cash used in investing activities for the year ended December 31, 2011 was $116.2 million compared to $61.5 million and $43.4 million for the years ended December 31, 2010 and 2009, respectively.  Net cash used in investing activities during the year ended December 31, 2011 consisted primarily of capital expenditures of $120.9 million and a royalty termination fee of $8.5 million. This was partially offset by $10.1 million of proceeds from the sale of nine of our Company-owned Outback Steakhouse restaurants in Japan. Net cash used in investing activities during the year

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended December 31, 2010 consisted primarily of capital expenditures of $60.5 million and deconsolidated PRG cash of $4.4 million.  This was partially offset by the $4.0 million net difference between the proceeds from the sale and purchases of Company-owned life insurance.  Net cash used in investing activities for the year ended December 31, 2009 was primarily attributable to capital expenditures of $57.5 million and was partially offset by the $10.3 million net difference between the proceeds from the sale and the purchases of Company-owned life insurance.

We estimate that our capital expenditures will total between approximately $180.0 million and $210.0 million in 2012. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things, including restrictions imposed by our borrowing arrangements. We expect to continue to review the level of capital expenditures throughout 2012.

Financing activities

Net cash used in financing activities for the year ended December 31, 2011 was $86.0 million compared to $151.6 million and $83.0 million for the years ended December 31, 2010 and 2009, respectively.  Net cash used in financing activities during the year ended December 31, 2011 was primarily attributable to the following: (i) repayments of borrowings on long-term debt and revolving credit facilities of $103.2 million, (ii) the net difference between repayments and receipts of partner deposits and other contributions of $36.0 million and (iii) distributions to noncontrolling interests of $13.5 million.  This was partially offset by the collection of the note receivable from T-Bird of $33.3 million and proceeds from borrowings on revolving credit facilities of $33.0 million. Net cash used in financing activities during the year ended December 31, 2010 was primarily attributable to the following: (i) repayments of borrowings on long-term debt and revolving credit facilities of $196.8 million, (ii) the net difference between repayment and receipt of partner deposit and accrued buyout contributions of $18.0 million and (iii) distributions to noncontrolling interests of $11.6 million.  This was partially offset by proceeds from borrowings on revolving credit facilities of $61.0 million and a $15.0 million contribution from OSI HoldCo, our direct owner.  The proceeds from this contribution were used for general corporate purposes.  Net cash used in financing activities for the year ended December 31, 2009 was primarily attributable to: (i) $76.0 million of cash paid for the extinguishment of a portion of our senior notes and related fees, (ii) $33.3 million of cash paid for the purchase of the note related to our guaranteed debt for T-Bird, (iii) repayments of borrowings on long-term debt and revolving credit facilities of $33.2 million and (iv) distributions to noncontrolling interests of $9.1 million.  Net cash used in financing activities in 2009 was partially offset by a $47.0 million contribution from OSI HoldCo to partially fund our extinguishment of a portion of our senior notes and $23.7 million of proceeds from borrowings on revolving credit facilities.

TRANSACTIONS

Effective March 14, 2012, KHI entered into a sale-leaseback transaction with two third-party real estate institutional investors in which PRP sold 67 of its restaurant properties at fair market value for $194.9 million.  We then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial term of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at the then-current fair market values.  Additionally, the original master lease agreement for the remaining 261 properties that we leased from PRP was amended and restated as a revised 15-year master lease with New PRP.  In connection with the consummation of KHI's sale-leaseback transaction and amendment and restatement of the original master lease, PRP waived our obligation to pay certain amounts that would have been due to PRP under the original master lease. As a result, we reversed the $8.4 million accrual related to these amounts in our Consolidated Balance Sheet at December 31, 2011 which consequently reduced the "Provision for impaired assets and restaurant closings" in our Consolidated Statement of Operations. In connection with the transactions described above, our annual rental payments will be on average approximately $6.3 million lower for the next five years, with an additional $436.6 million of operating lease payments over the initial terms of these lease agreements.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets increased to $580.7 million at December 31, 2011 as compared with $464.9 million at December 31, 2010 primarily due to an increase in Cash and cash equivalents of $69.0 million. This increase in Cash and cash equivalents was driven primarily by a reduction in net repayments of long-term debt and borrowings on revolving credit facilities during 2011 as compared to 2010 of $65.6 million, the receipt of a $33.3 million settlement payment from T-Bird in November 2011 and an increase in cash provided by our restaurant operations. This increase was partially offset by $60.4 million of additional capital expenditures during 2011 as compared to 2010. Other current assets also increased $32.5 million driven primarily by a $36.5 million increase in receivables as a result of third party gift card and promotional sales.

Working capital (deficit) totaled ($90.7) million and ($187.1) million at December 31, 2011 and 2010, respectively, and included Unearned revenue from unredeemed gift cards of $299.6 million and $269.1 million at December 31, 2011 and 2010, respectively.  Unearned revenue is a liability that does not require cash settlement.

Current liabilities increased to $671.4 million at December 31, 2011 as compared with $652.0 million at December 31, 2010 primarily due to an increase in Unearned revenue of $30.5 million as a result of the increase in third party gift card and promotional sales. Accounts payable also increased $18.9 million driven by an acceleration of certain Accounts payable and other related payments prior to the end of 2010 as well as an increase in our construction in progress accrual in 2011 due to increased remodeling activity and new store development. The increase in Current liabilities was partially offset by a decrease in the current portion of long-term debt of $43.7 million (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

CREDIT FACILITIES AND OTHER INDEBTEDNESS

On June 14, 2007, we entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1% (3.25% at December 31, 2011 and 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.38% to 0.88% and from 0.31% to 0.50% at December 31, 2011 and 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at December 31, 2011 and 2010).

We are required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of our “annual excess cash flow” (with step-downs to 25% and 0% based upon our rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;

•
100% of our “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75.0 million for each fiscal year, if our rent-adjusted leverage ratio exceeds a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, we are required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit are less than $100.0 million, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement. In accordance with these requirements, in April 2012, we are required to repay our pre-funded revolving credit facility outstanding loan balance of $33.0 million and fund $37.6 million to our capital expenditure account using our “annual true cash flow.” In April 2011, we repaid our pre-funded revolving credit facility outstanding loan balance of $78.1 million and funded $60.5 million to our capital expenditure account.

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at December 31, 2011 and 2010. We classified $13.1 million of our term loans as current at December 31, 2011 and 2010 due to our required quarterly payments and the results of our covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. In October 2011, we sold our nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc. and used the net cash proceeds from this sale to pay down $7.5 million of our outstanding term loans in accordance with the terms of the credit agreement amended in January 2010.

Proceeds of loans and letters of credit under the $150.0 million working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at December 31, 2011 and 2010; however, $67.6 million and $70.3 million, respectively, of the credit facility was not available for borrowing as: (i) $35.1 million and $36.5 million, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite our workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24.5 million of the credit facility was committed for the issuance of a letter of credit for our guarantee of an uncollateralized line of credit for our joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants, (iii) $6.0 million of the credit facility was committed for the issuance of a letter of credit to the insurance company that underwrites our bonds for liquor licenses, utilities, liens and construction and (iv) $2.0 million and $3.2 million, respectively, of the credit facility was committed for the issuance of other letters of credit.  We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75.0 million maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.  Fees for the letters of credit range from 2.00% to 2.25% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100.0 million pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of December 31, 2011 and 2010, we had $33.0 million and $78.1 million, respectively, outstanding on our pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in our Consolidated Balance Sheets, as we are required to repay any outstanding borrowings in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.  At each rate adjustment, we have the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.

Our senior secured credit facilities require us to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, our MFCF cannot be less than $75.0 million.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by our senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The credit agreement governing our senior secured credit facilities, as amended on January 28, 2010, also includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter our business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  Our senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2011 and 2010, we were in compliance with our debt covenants.

Our capital expenditures are limited by the credit agreement.  Our annual capital expenditure limits range from $200.0 million to $250.0 million with various carry-forward and carry-back allowances.  Our annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flow” is insufficient to repay fully our pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, our capital expenditures will be limited to $100.0 million for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.  In 2010, our capital expenditures were limited to $100.0 million as a result of the conditions described above.  In 2011, we were not subject to this limitation and will not be subject to it in 2012.

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

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  The senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at December 31, 2011 and 2010 was $248.1 million.

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility. Under the terms of the indenture, the restricted subsidiaries shall be automatically and unconditionally released and discharged as guarantors of the senior notes if: (i) the subsidiary is sold or sells all of its fixed assets; (ii) the subsidiary is declared “unrestricted” for covenant purposes; (iii) the subsidiary's guarantee of other indebtedness is terminated or released; or (iv) the requirement for legal defeasance or covenant defeasance or to

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discharge the indenture have been satisfied.

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

In accordance with the terms of the senior notes and the senior secured credit facility, our restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, we are permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  As of December 31, 2011 and 2010, all but one of OSI’s consolidated subsidiaries were restricted subsidiaries, as a restricted subsidiary that operated six restaurants in Canada was designated as an unrestricted subsidiary in April 2009.

Additional senior notes may be issued under the indenture from time to time, subject to certain limitations.  Initial and additional senior notes issued under the indenture will be treated as a single class for all purposes under the indenture, including waivers, amendments, redemptions and offers to purchase.

We may redeem some or all of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) listed below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date. The redemption prices are effective for a twelve-month period beginning on June 15 of each of the years indicated below.

After June 15th	Percentage
2011	105.0%
2012	102.5%
2013 and thereafter	100.0%

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

During the first quarter of 2009, we purchased $240.1 million in aggregate principal amount of our senior notes in a cash tender offer.  We paid $73.0 million for the senior notes purchased and $6.7 million of accrued interest.  We recorded a gain from the extinguishment of debt of $158.1 million in the line item “Gain on extinguishment of debt” in our Consolidated Statement of Operations for the year ended December 31, 2009.  The gain was reduced by $6.1 million for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $3.0 million for fees related to the tender offer.  The purpose of the tender offer was to reduce the principal amount

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of debt outstanding, reduce the related debt service obligations and improve our financial covenant position under our senior secured credit facilities.

We funded the tender offer with cash on hand and proceeds from a contribution (the “2009 Contribution”) of $47.0 million from our direct owner, OSI HoldCo.  The 2009 Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) restaurant properties that are leased to us.

As of December 31, 2011 and 2010, we had approximately $9.1 million and $7.6 million, respectively, of notes payable at interest rates ranging from 0.76% to 7.00% and from 1.07% to 7.00%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

DEBT GUARANTEES

We are the guarantor of an uncollateralized line of credit that permits borrowing of up to $24.5 million for our joint venture partner, RY-8, in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due.  At December 31, 2011 and 2010, the outstanding balance on the line of credit was $24.5 million.

RY-8’s obligations under the line of credit are unconditionally guaranteed by us and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2011 and 2010, $24.5 million of our $150.0 million working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

We are highly leveraged and are exposed to interest rate risk to the extent of our variable-rate debt.  In September 2007, we entered into an interest rate collar with a notional amount of $1.0 billion as a method to limit the variability of our senior secured credit facilities.   The collar consisted of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010.   The quarterly expiration dates corresponded to the scheduled amortization payments of our term loan.  Our interest rate collar matured on September 30, 2010, and we are not currently party to another derivative financial instrument to manage interest rate risk on our variable-rate debt. We expensed $19.9 million and $21.4 million of interest for the years ended December 31, 2010 and 2009, respectively, as a result of the quarterly expiration of the collar’s option pairs.  We recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.  We included $18.5 million and $5.8 million of net interest income for the years ended December 31, 2010 and 2009, respectively, in the line item “Interest expense” in our Consolidated Statements of Operations for the mark-to-market effects of this derivative instrument.

We invested $11.2 million of our excess cash in money market funds classified as Cash and cash equivalents or restricted cash in our Consolidated Balance Sheet at December 31, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market.  As a result, we have determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at December 31, 2011 was immaterial to our consolidated financial statements.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the years ended December 31, 2011 and 2010.  Sales declines at our restaurants, unplanned increases in health insurance, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges.  It is possible that changes in circumstances or changes in our judgments, assumptions and estimates, could result in a future impairment charge of a portion or all of our goodwill, other intangible assets or long-lived assets held and used.

We recorded $85.2 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of our long-lived assets held and used during the year ended December 31, 2009.  Due to the third quarter of 2009 sale of our Cheeseburger in Paradise concept, we recorded a $46.0 million impairment charge (included in the total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  We used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  We used a discounted cash flow model to estimate the fair value of the remaining impaired long-lived assets held and used.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we determined that the majority of the inputs used to value our long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

We recorded goodwill impairment charges of $11.1 million and indefinite-lived intangible asset impairment charges of $36.0 million during the year ended December 31, 2009 as a result of our annual impairment test.  We test both our goodwill and our indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, we determined that the majority of the inputs used to value our goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

STOCK-BASED AND DEFERRED COMPENSATION PLANS

Managing and Chef Partners

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s restaurant were required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in a partnership (“Management Partnership”) that provided management and supervisory services to his or her restaurant.  The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000.  Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment agreement.

In April 2011, we implemented modifications to our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant's cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”).  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners will receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved.

The POA requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and we will make a bookkeeping contribution to each partner's “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner's employment agreement. The value of each of our contributions will be equal to a percentage of the partner's restaurant's positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant's positive distributable cash flow in accordance with the terms described

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the partner's employment agreement.

The revised program also provides an annual bonus known as the President's Club, paid in addition to the monthly distributions of cash flow, designed to reward increases in annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow. Managing and chef partners whose restaurants achieve certain annual sales targets (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

Amounts credited to each partner’s account under the POA may be allocated by the partner among benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds.  Upon termination of employment, all remaining balances in the Company Contributions Account in the POA are forfeited unless the partner has been with us for twenty years or more. Unless previously forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner.  The deferred compensation obligations under the POA are our unsecured obligations.

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As a result of this conversion, $2.7 million of our total partner deposit liability was accelerated for the return of partners’ capital that was required under the old program.  As of December 31, 2011, our POA liability was $8.0 million which was recorded in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheet.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.  Additionally, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the pre-merger stock plan in the same manner as managing partners or convert some or all of it into KHI restricted stock.  Grants of restricted stock under the pre-merger stock plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of December 31, 2011, our total vested liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $107.8 million, of which $11.8 million and $96.0 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet. As of December 31, 2010, our total vested liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $101.4 million, of which $14.0 million and $87.5 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet. Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract. Upon closing of the Merger, these partners were entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term. Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms. There will not be any future earnings or losses on these amounts prior to payment to the partners. The amount accrued for the Partner Shares obligation was approximately $0.7 million as of December 31, 2011 and was included

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the line item “Accrued and other current liabilities” in our Consolidated Balance Sheet. The amount accrued for the Partner Shares obligation was approximately $6.6 million as of December 31, 2010, of which $6.5 million and $0.1 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in our Consolidated Balance Sheet.

As of December 31, 2011 and 2010, we had approximately $56.9 million and $58.0 million, respectively, in various corporate owned life insurance policies and another $0.3 million and $1.0 million, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations under the PEP, Supplemental PEP, Restricted Stock Contributions and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of December 31, 2011 and 2010, there were $55.6 million and $49.0 million, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Restricted Stock Contributions, Partner Shares liabilities and POA, excluding amounts not yet contributed to the partners' investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $21.0 million to $23.0 million for PEP and from $4.0 million to $6.0 million for POA in each of the two years through December 31, 2013.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Area Operating Partners

Area operating partners are required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees within 30 days of the opening of his or her first restaurant.  This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

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

In 2011, we also began a version of the President's Club annual bonus described above under "Managing and Chef Partners" for area operating partners to provide additional rewards for achieving sales targets with a required flow-through of the incremental sales to cash flow.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Highly-Compensated Employees

We provide a deferred compensation plan for our highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust.  The deferred compensation plan allows these employees to contribute from 5% to 90% of their base salary and up to 100% of their cash bonus on a pre-tax basis to an investment account consisting of various investment fund options.  We do not currently intend to provide any matching or profit-sharing contributions, and participants are fully vested in their deferrals and their related returns.  Participants are considered unsecured general creditors in the event of our bankruptcy or insolvency.

INCOME TAXES

As of December 31, 2011, we had $369.1 million in cash and cash equivalents (excluding restricted cash of $5.1 million), of which approximately $82.2 million was held by foreign affiliates, a portion of which would be subject to additional taxes if repatriated to the United States. Based on domestic cash and working capital projections, we believe we will generate sufficient cash flows from our United States operations to meet our future debt repayment requirements, anticipated working capital needs and planned capital expenditures in the United States, as well as all of our other domestic business needs.

A provision for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to our foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If we identify an exception to our general reinvestment policy of undistributed earnings, additional taxes will be posted. It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings. The international jurisdictions in which we operate do not have any known restrictions that would prohibit the repatriation of cash and cash equivalents.

DIVIDENDS

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER MATERIAL COMMITMENTS

Our contractual obligations, debt obligations, commitments and debt guarantees as of December 31, 2011 are summarized in the table below (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt (including current portion) (1)	$1,309,464	$51,587	$1,006,048	$249,453	$2,376
Interest (2)	156,197	55,879	87,873	12,445	—
Operating leases (3)	1,340,448	179,814	333,372	263,474	563,788
Purchase obligations (4)	429,577	365,188	51,809	12,580	—
Partner deposits and accrued partner obligations (5)	113,725	15,044	52,659	12,669	33,353
Other long-term liabilities (6)	154,063	—	49,468	54,821	49,774
Other current liabilities (7)	40,010	40,010	—	—	—
Total contractual obligations	$3,543,484	$707,522	$1,581,229	$605,442	$649,291
DEBT GUARANTEES
Maximum availability of debt guarantees	$25,957	$—	$24,500	$—	$1,457
Amount outstanding under debt guarantees	25,957	—	24,500	—	1,457
Carrying amount of liabilities	24,500	—	24,500	—	—
_________

(1)
Timing of long-term debt payments assume that our rent-adjusted leverage ratio is greater than or equal to 5.25 to 1.00. Long-term debt excludes our potential obligations under debt guarantees (shown separately above).

(2)
Includes interest on our senior notes with an outstanding balance of $248.1 million and interest estimated on our senior secured term loan facility and senior secured pre-funded revolving credit facility with outstanding balances of $1.0 billion and $33.0 million, respectively, at December 31, 2011. Projected future interest payments for the variable-rate senior secured credit facilities are based on interest rates in effect at December 31, 2011.  Interest obligations also include letter of credit and commitment fees for the used and unused portions of the senior secured working capital revolving credit facility, commitment fees for the used and unused portions of the pre-funded revolving credit facility and interest related to capital lease obligations. Interest on notes payable issued for the return of capital to managing and area operating partners and the buyouts of area operating partner interests has been excluded from the table.  In addition, interest expense associated with deferred financing fees was excluded from the table as the expense is non-cash in nature.

(3)
Total minimum lease payments have not been reduced by minimum sublease rentals of $6.2 million due in future periods under non-cancelable subleases. In connection with the consummation of KHI's sale-leaseback transaction, the amendment and restatement of the original master lease in March 2012 and PRP's agreement to waive our obligation to pay certain amounts that would have been due to PRP under the original master lease, annual rental payments will be on average approximately $6.3 million lower for the first five years, with an additional $436.6 million of operating lease payments over the initial terms of these lease agreements of 20 and 15 years, respectively (see “Transactions” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

(4)
We have minimum purchase commitments with various vendors through June 2016. Outstanding minimum purchase commitments consist primarily of beef, cheese, potatoes and other food and beverage products, as well as, commitments for advertising, marketing, sports sponsorships, printing and technology.

(5)
Timing of payments of partner deposits and accrued partner obligations are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and changes to buyout values of employee partners.

(6)
Other long-term liabilities include but are not limited to: long-term insurance accruals, long-term incentive plan compensation for certain officers, long-term portion of amounts owed to managing and chef partners and certain members of management for various compensation programs, long-term portion of operating leases for closed restaurants, long-term severance expenses and long-term split dollar arrangements on life insurance policies.  The long-term portion of the liability for unrecognized tax benefits and the related accrued interest and penalties were $1.5 million and $1.2 million, respectively, at December 31, 2011. These amounts were excluded from the table since it is not possible to estimate when these future payments will occur.  In addition, net unfavorable leases and other miscellaneous items of approximately $62.3 million at December 31, 2011 were excluded from the table as payments are not associated with these liabilities.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these accompanying consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   We consider an accounting estimate to be critical if it requires assumptions to be made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal periods that are reasonably assured. The useful lives of the assets are based upon our expectations for the period of time that the asset will be used to generate revenues. We periodically review the assets for changes in circumstances, which may impact their useful lives.

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years
Capitalized software	3 to 5 years

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

Operating Leases

Rent expense for our operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.  Exit-related lease obligations of $1.0 million and $7.6 million are recorded in “Accrued and other current liabilities” and $1.4 million and $2.6 million are recorded in “Other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment or Disposal of Long-Lived Assets

We assess the potential impairment of definite lived intangibles, including trademarks, franchise agreements and net favorable leases, and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, we consider a number of factors relevant to the assets' current market value and future ability to generate cash flows.

If these factors indicate that we should review the carrying value of the restaurant's long-lived assets, we perform a two-step impairment analysis. Each of our restaurants is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than the carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing fair value of the asset to its carrying amount.  Should the carrying amount exceed the asset's estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows; and impairment charges primarily occur as a result of the carrying value of a restaurant's assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.  During the years ended December 31, 2011, 2010 and 2009, we incurred total long-lived asset impairment charges and restaurant closing expense of $0.4 million, $6.9 million and $99.3 million (of which $39.2 million relates to the property, fixtures and equipment impairment charges for Cheeseburger in Paradise), respectively. During 2011, our provision for impaired assets and restaurant closings total above included ($8.4) million from the reversal of an accrual as a result of the amendment and restatement of the original master lease with PRP which waived our obligation to pay rent and certain other amounts that would have been due to PRP under the original master lease (see “Transactions” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations”).

Our judgments and estimates related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions, operating performance and expected use. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, we separately evaluate whether the assets also meet the requirements to be reported as discontinued operations.  If we no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, we would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year.  We had $1.3 million of assets held for sale as of December 31, 2011 and did not have any assets classified as held for sale as of December 31, 2010.

Generally, restaurant closure costs are expensed as incurred.  When it is probable that we will cease using the property rights under a non-cancelable operating lease, we record a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property.  The associated expense is recorded in “Provision for impaired assets and restaurant closings.”  Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

Goodwill and Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist only of goodwill and our trade names. Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. On an annual basis (generally during the second quarter of the fiscal year) or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we review the recoverability of goodwill and indefinite-lived intangible assets. The impairment test for goodwill involves comparing the fair value of the reporting units to their

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for trade names involves comparing fair value of the trade name, as determined through a discounted cash flow approach, to its carrying value.

We test both our goodwill and our trade names for impairment primarily by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.

We performed our annual impairment test in the second quarter of 2011 and determined at that time that none of our reporting units were at risk for material goodwill impairment.  We did not record any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2011 and 2010.  As a result of our annual impairment test in the second quarter of 2009, we recorded goodwill and indefinite-lived intangible asset impairment charges of $11.1 million and $36.0 million, respectively.

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

Insurance Reserves

We self-insure or maintain a deductible for a significant portion of expected losses under our workers' compensation, general liability, health and property insurance programs. We purchase insurance for individual claims that exceed the amounts listed in the following table:

	2011	2012
Workers' Compensation	$1,500,000	$1,500,000
General Liability	1,500,000	1,500,000
Health (1)	400,000	400,000
Property Coverage (2)	2,500,000 / 500,000	2,500,000 / 500,000
Employment Practices Liability	2,000,000	2,000,000
Directors' and Officers' Liability	250,000	250,000
Fiduciary Liability	25,000	25,000
____________

(1)
We are self-insured for all aggregate health benefits claims, limited to $0.4 million per covered individual per year. In 2011 and 2012, we retained the first $0.3 million of payable losses under the plan as an additional deductible.

(2)
We have a $2.5 million deductible per occurrence for all locations other than those included in the PRP sale-leaseback transaction in which we sold substantially all of our domestic wholly-owned restaurant properties to our sister company, PRP, and then leased them back under a 15-year master lease (“PRP Sale-Leaseback Transaction”). In accordance with the terms of the master lease agreement, we are responsible for paying PRP's $0.5 million deductible for those properties included in the PRP Sale-Leaseback Transaction.  Property limits are $60.0 million each occurrence, and we do not quota share in any loss above either deductible level.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We record a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us. In establishing our reserves, we consider certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.  Reserves recorded for worker's compensation and general liability claims are discounted using the average of the 1-year and 5-year risk free rate of monetary assets that have comparable maturities. When recovery for an insurance policy is considered probable, a receivable is recorded.

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

We defer revenue for gift cards, which do not have expiration dates, until redemption by the customer. We also recognize gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which we determined are those gift cards issued on or before three years prior to the balance sheet date. We recorded breakage revenue of $11.1 million, $11.0 million and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as “Other restaurant operating” expenses upon redemption of the associated gift card. Deferred expenses are $9.7 million and $8.1 million as of December 31, 2011 and 2010, respectively, and are reflected in “Other current assets” in our Consolidated Balance Sheets. Gift card sales that are accompanied by a bonus gift card to be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale. Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

We collect and remit sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and report such amounts under the net method in our Consolidated Statements of Operations. Accordingly, these taxes are not included in gross revenue.

Employee Partner Payments and Buyouts

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming's and Roy's Company-owned domestic restaurant, as well as area operating partners, generally receive distributions or payments for providing management and supervisory services to their restaurants based on a percentage of their associated restaurants' monthly cash flows.  The expense associated with the monthly payments for managing and chef partners is included in “Labor and other related” expenses, and the expense associated with the monthly payments for area operating partners is included in “General and administrative” expenses in the Consolidated Statements of Operations.

We estimate future purchases of area operating partners' interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and record the partner obligations in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheets.  In the period we purchase the area operating partner's interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.  Deferred compensation expenses for managing and chef partners are included in “Labor and other related” expenses and buyout expenses for area operating partners are included in “General and administrative” expenses in the Consolidated Statements of Operations.

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

Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service.  Shares acquired upon the exercise of stock options under the KHI Equity Plan are generally subject to a stockholder's agreement that contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control.  If an employee's termination of employment is a result of death or disability, by us other than for cause or by the employee for good reason, KHI may repurchase exercised stock under this call option at fair market value.  If an employee's termination of employment is by us for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value.  Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option.  As a result of the transfer restrictions and call option, we do not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control.  There have not been any exercises of stock options by any employee to date, and all stock options of terminated employees with a call provision have been forfeited.

We use the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted.  Expected volatilities are based on historical volatilities of the stock of comparable companies.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Results may vary depending on the assumptions applied within the model.  The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as a financing cash flow.

We recorded compensation expense of $2.2 million for the year ended December 31, 2011 for vested stock options not subject to the call option described above.  As of December 31, 2011, there is $5.7 million of total unrecognized compensation expense related to non-vested stock options not subject to the call option described above, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

Compensation expense related to restricted stock awards for the year ended December 31, 2011 is $1.7 million and unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards is approximately $0.8 million at December 31, 2011 and will be recognized over a weighted-average period of 0.5 years.

Income Taxes

In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities as well as in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”) that establishes a number of new requirements for fair value measurements. These include: (i) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (ii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (iii) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. Additionally, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU No. 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. While the provisions of ASU No. 2011-04 will increase our fair value disclosures, this guidance will not have an impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (“ASU No. 2011-05”) that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires us to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU No. 2011-05 must be applied retrospectively and will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” ("ASU No. 2011-12") which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The deferral of the presentation requirements does not impact the effective date of the other requirements in ASU 2011-05. During the deferral period, the existing requirements in generally accepted accounting principles in the United States (“U.S. GAAP”) for the presentation of reclassification adjustments must continue to be followed. ASU No. 2011-12 will be effective for public companies during the interim and annual periods beginning after December 15, 2011. ASU No. 2011-05 and ASU No. 2011-12 will not have an impact on our financial position, results of operations or cash flows as the guidance only requires a presentation change to comprehensive income.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires us to provide both net and gross information for these assets and liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. This guidance will not have an impact on our financial position, results of operations or cash flows as it only requires a presentation change to offsetting (netting) assets and liabilities.

Impact of Inflation

In the last three years, we have not operated in a period of high general inflation; however, we have experienced material increases in specific commodity costs.  Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

OSI Restaurant Partners, LLC

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.

Interest Rate Risk

At December 31, 2011 and 2010, our total debt, excluding consolidated guaranteed debt, was approximately $1.3 billion and $1.4 billion, respectively.  For fixed-rate debt, interest rate changes affect the fair value of debt.  However, for variable-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.  Our exposure to interest rate fluctuations includes our borrowings under our senior secured credit facilities that bear interest at floating rates based on the Eurocurrency Rate or the Base Rate, in each case plus an applicable borrowing margin.  We manage our interest rate risk by offsetting some of our variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, we used an interest rate collar as part of our interest rate risk management strategy to manage our exposure to interest rate movements.  Given the interest rate environment, we did not enter into another derivative financial instrument upon the maturity of our interest rate collar on September 30, 2010.  We do not enter into financial instruments for trading or speculative purposes.

At December 31, 2011 and 2010, we had $248.1 million of fixed-rate debt outstanding through our senior notes and $1.0 billion and $1.1 billion, respectively, of variable-rate debt outstanding on our senior secured credit facilities.  We also had $82.4 million and $79.7 million, respectively, in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $67.6 million and $70.3 million, respectively), and $67.0 million and $21.9 million, respectively, in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only.  Based on $1.0 billion of outstanding variable-rate debt at December 31, 2011, an increase of one percentage point on January 1, 2012, would cause an increase to cash interest expense of approximately $10.5 million per year.

If a one percentage point increase in interest rates were to occur over the next four quarters, such an increase would result in the following additional interest expense, assuming the current borrowing level remains constant:

	Principal
	Outstanding at	Additional Interest Expense
	December 31,	Q1	Q2	Q3	Q4
Variable-Rate Debt	2011	2012	2012	2012	2012
Senior secured term loan facility	$1,014,400,000	$2,536,000	$2,536,000	$2,536,000	$2,536,000
Senior secured pre-funded revolving credit facility	33,000,000	82,500	82,500	82,500	82,500
Total	$1,047,400,000	$2,618,500	$2,618,500	$2,618,500	$2,618,500

At December 31, 2011 and 2010, the interest rate on our term loan facility was 2.63%.  The interest rate on our pre-funded revolving credit facility was 2.63% and 2.56% at December 31, 2011 and 2010, respectively.

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

OSI Restaurant Partners, LLC

Foreign Currency Exchange Rate Risk

Our foreign currency exchange risk has not materially changed from 2010 to 2011. If foreign currency exchange rates depreciate in certain of the countries in which we operate, we may experience declines in our international operating results in 2012 but such exposure would not be material to the consolidated financial statements.  We currently do not use financial instruments to hedge foreign currency exchange rate changes.

Commodity Pricing Risk

Many of the ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility.  Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for certain commodities such as produce and wild fish, and we are subject to prevailing market conditions when purchasing those types of commodities. Other commodities are purchased based upon negotiated price ranges established with vendors with reference to the fluctuating market prices. The related agreements may contain contractual features that limit the price paid by establishing certain price floors and caps. Extreme changes in commodity prices and/or long-term changes could affect our financial results adversely.  We expect that in most cases increased commodity prices could be passed through to our consumers through increases in menu prices.  However, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or, if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected. Additionally, from time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

Our restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  We utilize derivative instruments to mitigate some of our overall exposure to material increases in natural gas prices.  We record mark-to-market changes in the fair value of derivative instruments in earnings in the period of change.  The effects of these derivative instruments were immaterial to our financial statements for all periods presented.

In addition to the market risks identified above and to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are subject to business risk as our beef supply is highly dependent upon a limited number of vendors. Due to the nature of our industry, we expect to continue to purchase a substantial amount of our beef from a small number of suppliers.  If these vendors were unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs to secure adequate supplies.

This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

OSI Restaurant Partners, LLC

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS)

	DECEMBER 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$369,138	$300,111
Current portion of restricted cash	5,059	5,145
Inventories	69,223	58,974
Deferred income tax assets	30,822	26,687
Other current assets, net	106,457	73,957
Total current assets	580,699	464,874
Property, fixtures and equipment, net	806,004	815,998
Investments in and advances to unconsolidated affiliates, net	35,033	31,673
Goodwill	439,419	448,722
Intangible assets, net	572,148	578,066
Other assets, net	132,256	139,790
Total assets	2,565,559	2,479,123
LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable	95,798	76,919
Accrued and other current liabilities	209,395	196,699
Current portion of partner deposits and accrued partner obligations	15,044	14,001
Unearned revenue	299,596	269,058
Current portion of long-term debt	51,587	95,284
Total current liabilities	671,420	651,961
Partner deposits and accrued partner obligations	98,681	109,906
Deferred rent	103,439	84,695
Deferred income tax liabilities	194,557	190,779
Long-term debt	1,257,877	1,277,043
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	218,976	218,165
Total liabilities	2,569,450	2,557,049
Commitments and contingencies (see Note 17)
Deficit
OSI Restaurant Partners, LLC Unitholder’s Deficit
Common units, no par value, 100 units authorized, issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	743,009	735,760
Accumulated deficit	(734,498)	(815,252)
Accumulated other comprehensive loss	(21,849)	(11,757)
Total OSI Restaurant Partners, LLC unitholder’s deficit	(13,338)	(91,249)
Noncontrolling interests	9,447	13,323
Total deficit	(3,891)	(77,926)
Total liabilities and deficit	$2,565,559	$2,479,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Revenues
Restaurant sales	$3,803,252	$3,594,681	$3,573,761
Other revenues	38,191	33,785	28,066
Total revenues	3,841,443	3,628,466	3,601,827
Costs and expenses
Cost of sales	1,226,217	1,151,951	1,184,301
Labor and other related	1,095,380	1,034,308	1,023,990
Other restaurant operating	964,923	939,352	926,343
Depreciation and amortization	133,632	135,396	162,731
General and administrative	290,252	251,273	250,097
Recovery of note receivable from affiliated entity	(33,150)	—	—
Loss on contingent debt guarantee	—	—	24,500
Goodwill impairment	—	—	11,078
Provision for impaired assets and restaurant closings	351	6,875	138,212
Income from operations of unconsolidated affiliates	(8,109)	(5,488)	(2,196)
Total costs and expenses	3,669,496	3,513,667	3,719,056
Income (loss) from operations	171,947	114,799	(117,229)
Gain on extinguishment of debt	—	—	158,061
Other income (expense), net	830	2,993	(198)
Interest expense, net	(62,515)	(69,870)	(93,006)
Income (loss) before provision for income taxes	110,262	47,922	(52,372)
Provision for income taxes	20,334	20,078	2,034
Net income (loss)	89,928	27,844	(54,406)
Less: net income (loss) attributable to noncontrolling interests	9,174	6,208	(380)
Net income (loss) attributable to OSI Restaurant Partners, LLC	$80,754	$21,636	$(54,026)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDER’S/ STOCKHOLDERS’ (DEFICIT) EQUITY (IN THOUSANDS, EXCEPT COMMON UNITS)

	COMMON UNITS	COMMON UNITS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2008	100	$—	$651,043	$(788,940)	$(24,857)	$26,707	$(136,047)
Stock-based compensation	—	—	15,926	—	—	—	15,926
Contribution from OSI HoldCo, Inc.	—	—	47,000	—	—	—	47,000
Net loss	—	—	—	(54,026)	—	(380)	(54,406)
Foreign currency translation adjustment	—	—	—	—	8,058	(19)	8,039
Total comprehensive loss	—	—	—	—	—	—	(46,367)
Distributions to noncontrolling interests	—	—	—	—	—	(9,083)	(9,083)
Contributions from noncontrolling interests	—	—	—	—	—	1,747	1,747
Balance, December 31, 2009	100	$—	$713,969	$(842,966)	$(16,799)	$18,972	$(126,824)
Cumulative effect from adoption of variable interest entity guidance	—	—	—	6,078	—	(386)	5,692
Stock-based compensation	—	—	6,791	—	—	—	6,791
Contribution from OSI HoldCo, Inc.	—	—	15,000	—	—	—	15,000
Net income	—	—	—	21,636	—	6,208	27,844
Foreign currency translation adjustment	—	—	—	—	5,042	—	5,042
Total comprehensive income	—	—	—	—	—	—	32,886
Distributions to noncontrolling interests	—	—	—	—	—	(11,596)	(11,596)
Contributions from noncontrolling interests	—	—	—	—	—	125	125
Balance, December 31, 2010	100	$—	$735,760	$(815,252)	$(11,757)	$13,323	$(77,926)
Stock-based compensation	—	—	7,287	—	—	—	7,287
Net income	—	—	—	80,754	—	9,174	89,928
Foreign currency translation adjustment	—	—	—	—	(10,092)	—	(10,092)
Total comprehensive income	—	—	—	—	—	—	79,836
Distributions to noncontrolling interests	—	—	(38)	—	—	(13,472)	(13,510)
Contributions from noncontrolling interests	—	—	—	—	—	422	422
Balance, December 31, 2011	100	$—	$743,009	$(734,498)	$(21,849)	$9,447	$(3,891)
 The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Cash flows provided by operating activities:
Net income (loss)	$89,928	$27,844	$(54,406)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	133,632	135,396	162,731
Amortization of deferred financing fees	7,488	8,018	8,661
Amortization of capitalized gift card sales commissions	18,058	15,046	10,884
Goodwill impairment	—	—	11,078
Provision for impaired assets and restaurant closings	351	6,875	138,212
Stock-based and other non-cash compensation expense	39,228	39,512	47,604
Income from operations of unconsolidated affiliates	(8,109)	(5,488)	(2,196)
Change in deferred income taxes	(425)	5,168	(4,836)
Loss on disposal of property, fixtures and equipment	1,965	4,264	5,312
Unrealized loss (gain) on derivative financial instruments	723	(18,267)	(6,998)
Gain on life insurance and restricted cash investments	(99)	(2,784)	(8,516)
Loss on contingent debt guarantee	—	—	24,500
Gain on extinguishment of debt	—	—	(158,061)
Loss (gain) on disposal of subsidiary	4,331	—	(2,491)
Provision for bad debt expense	117	768	1,870
Recovery of note receivable from affiliated entity	(33,150)	—	—
Change in assets and liabilities:
(Increase) decrease in inventories	(10,524)	(2,599)	27,472
Increase in other current assets	(59,518)	(12,883)	(12,695)
Decrease in other assets	9,001	10,709	8,459
Decrease in accrued interest payable	(31)	(192)	(1,873)
Increase (decrease) in accounts payable and accrued and other current liabilities	36,205	(28,332)	(65,838)
Increase in deferred rent	18,861	16,695	18,941
Increase in unearned revenue	30,623	31,964	24,847
Decrease in other long-term liabilities	(4,028)	(6,180)	(29,540)
Net cash provided by operating activities	274,627	225,534	143,121
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(2,027)	(2,405)	(6,571)
Proceeds from sale of Company-owned life insurance	2,638	6,411	16,886
Proceeds from sale of property, fixtures and equipment	1,156	462	961
De-consolidation of subsidiary	—	(4,398)	—
Acquisition of business	—	—	(450)
Proceeds from sale of a subsidiary	10,119	—	1,653
Capital expenditures	(120,906)	(60,476)	(57,528)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	83,579	16,745	25,298
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(83,148)	(17,860)	(23,782)
Royalty termination fee	(8,547)	—	—
Payments from unconsolidated affiliates	960	—	165
Net cash used in investing activities	$(116,176)	$(61,521)	$(43,368)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Cash flows used in financing activities:
Repayments of long-term debt	$(25,155)	$(140,853)	$(20,539)
Proceeds from borrowings on revolving credit facilities	33,000	61,000	23,700
Repayments of borrowings on revolving credit facilities	(78,072)	(55,928)	(12,700)
Collection of note receivable from affiliated entity	33,300	—	—
Extinguishment of senior notes	—	—	(75,967)
Deferred financing fees	—	(1,286)	(155)
Purchase of note related to guaranteed debt of affiliated entity	—	—	(33,283)
Contributions from OSI HoldCo, Inc.	—	15,000	47,000
Contributions from noncontrolling interests	422	125	1,747
Distributions to noncontrolling interests	(13,510)	(11,596)	(9,083)
Repayments of partner deposits and accrued partner obligations	(37,286)	(20,936)	(7,124)
Receipts of partner deposits and other contributions	1,336	2,914	3,391
Net cash used in financing activities	(85,965)	(151,560)	(83,013)
Effect of exchange rate changes on cash and cash equivalents	(3,459)	(1,504)	952
Net increase in cash and cash equivalents	69,027	10,949	17,692
Cash and cash equivalents at the beginning of the period	300,111	289,162	271,470
Cash and cash equivalents at the end of the period	$369,138	$300,111	$289,162
Supplemental disclosures of cash flow information:
Cash paid for interest	$56,495	$80,783	$91,938
Cash paid for income taxes, net of refunds	26,456	9,523	20,739
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$5,764	$5,685	$1,204
Decrease in guaranteed debt	—	—	(24,500)
Acquisitions of property, fixtures and equipment through accounts payable or capital lease liabilities	8,683	2,506	5,021

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

In the opinion of the Company, all adjustments necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and operations of OSI Restaurant Partners, LLC, OSI Co-Issuer, Inc. and the Company’s affiliated partnerships and limited liability companies in which it is a general partner or managing member and owns a controlling financial interest. OSI Co-Issuer, Inc., a wholly-owned subsidiary of OSI Restaurant Partners, LLC, was formed to facilitate the Merger and does not conduct ongoing business operations.  The Company consolidates variable interest entities in which the Company is deemed to have a controlling financial interest as a result of the Company having (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements (see Note 19).

The Company is a franchisor of 161 restaurants as of December 31, 2011, but does not possess any ownership interests in its franchisees and generally does not provide financial support to franchisees in its typical franchise relationship. These franchise relationships are not deemed variable interest entities and are not consolidated.

The equity method of accounting is used for investments in affiliated companies in which the Company is not in control, the Company’s interest is generally between 20% and 50% and the Company has the ability to exercise significant influence over the entity.  The Company’s share of earnings or losses of affiliated companies accounted for under the equity method is recorded in “Income from operations of unconsolidated affiliates” in its Consolidated Statements of Operations.  Through a development joint venture arrangement with PGS Participacoes Ltda., the Company holds a

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting (see Note 18).

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

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less.  Cash and cash equivalents include $44.3 million and $31.5 million as of December 31, 2011 and 2010, respectively, for amounts in transit from credit card companies since settlement is reasonably assured.

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

Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets, is required for those instruments for which it is practical to estimate that value.  Fair value is a market-based measurement.

The Company’s non-derivative financial instruments at December 31, 2011 and 2010 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The carrying amounts of the Company’s restricted cash, other notes payable, sale-leaseback obligations and guaranteed debt approximate fair value.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices.  The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at December 31, 2011 and 2010 (in thousands):

	DECEMBER 31,
	2011		2010
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,014,400	$953,536	$1,035,000	$985,838
Senior secured pre-funded revolving credit facility	33,000	31,020	78,072	74,364
Senior notes	248,075	254,277	248,075	257,998

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

The Company is highly leveraged and exposed to interest rate risk to the extent of its variable-rate debt.  The Company manages its interest rate risk by offsetting some of its variable-rate debt with fixed-rate debt, through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  From September 2007 to September 2010, the Company used an interest rate collar as part of its interest rate risk management strategy to manage its exposure to interest rate movements.  Given the interest rate environment, the Company did not enter into another derivative financial instrument upon the maturity of its interest rate collar on September 30, 2010.  Additionally, the Company’s restaurants are dependent upon energy to operate and are impacted by changes in energy prices, including natural gas.  The Company uses derivative instruments to mitigate some of its overall exposure to material increases in natural gas prices.  The Company records mark-to-market changes in the fair value of derivative instruments in earnings in the period of change.  The Company does not enter into financial instruments for trading or speculative purposes.

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost (first-in, first-out) or market. The Company periodically makes advance purchases of various inventory items to ensure adequate supply or to obtain favorable pricing. At December 31, 2011 and 2010, inventories included advance purchases of approximately $23.4 million and $10.7 million, respectively.

Consideration Received from Vendors

The Company receives consideration for a variety of vendor-sponsored programs, such as volume rebates, promotions and advertising allowances. Vendor consideration is recorded as a reduction of Cost of sales or Other restaurant operating expenses when recognized in the Company’s Consolidated Statements of Operations. Advertising allowances are intended to offset the Company’s costs of promoting and selling menu items in its restaurants and are recorded as a reduction to Other restaurant operating expenses when earned.

Restricted Cash

At December 31, 2011 and 2010, the current portion of restricted cash was restricted for the payment of property taxes, the settlement of obligations in a rabbi trust for the Partner Equity Plan (the “PEP”) and the settlement of other deferred compensation.  Long-term restricted cash at December 31, 2011 and 2010 was restricted for the settlement of other deferred compensation and was immaterial to the Consolidated Balance Sheets.

Property, Fixtures and Equipment

Property, fixtures and equipment are stated at cost, net of accumulated depreciation. At the time property, fixtures and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal periods that are reasonably assured.  Depreciation is computed on the straight-line method over the following estimated useful lives:

Buildings and building improvements	20 to 30 years
Furniture and fixtures	5 to 7 years
Equipment	2 to 7 years
Leasehold improvements	5 to 20 years
Capitalized software	3 to 5 years

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company’s leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets.  Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.  Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.  Exit-related lease obligations of $1.0 million and $7.6 million are recorded in “Accrued and other current liabilities” and $1.4 million and $2.6 million are recorded in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.  Assets and liabilities resulting from the Merger relating to favorable and unfavorable lease amounts are amortized on a straight-line basis to rent expense over the remaining lease term.

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

If the aforementioned factors indicate that the Company should review the carrying value of the restaurant’s long-lived assets, the Company performs a two-step impairment analysis. Each Company-owned restaurant is evaluated individually for impairment since that is the lowest level at which identifiable cash flows can be measured independently from cash flows of other asset groups.  If the total future undiscounted cash flows expected to be generated by the assets are less than its carrying amount, as prescribed by step one testing, recoverability is measured in step two by comparing the fair value of the assets to its carrying amount.  Should the carrying amount exceed the assets estimated fair value, an impairment loss is charged to earnings. Restaurant fair value is determined based on estimates of discounted future cash flows; and impairment charges primarily occur as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.  During the years ended December 31, 2011, 2010 and 2009,

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company incurred total long-lived asset impairment charges and restaurant closing expense of $0.4 million, $6.9 million and $99.3 million, respectively (see Note 7). During 2011, the Company's provision for impaired assets and restaurant closings total above included ($8.4) million from the reversal of an accrual as a result of the amendment and restatement of the original master lease with PRP which waived the Company's obligation to pay rent and certain other amounts that would have been due to PRP under the original master lease (see Notes 18 and 22).

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

Restaurant sites and certain other assets to be sold are included in assets held for sale when certain criteria are met, including the requirement that the likelihood of selling the assets within one year is probable.  For assets that meet the held for sale criteria, the Company separately evaluates whether the assets also meet the requirements to be reported as discontinued operations.  If the Company no longer had any significant continuing involvement with respect to the operations of the assets and cash flows were discontinued, it would classify the assets and related results of operations as discontinued.  Assets whose sale is not probable within one year remain in property, fixtures and equipment until their sale is probable within one year. The Company had $1.3 million of assets held for sale as of December 31, 2011 and did not have any assets classified as held for sale as of December 31, 2010.

Generally, restaurant closure costs are expensed as incurred.  When it is probable that the Company will cease using the property rights under a non-cancelable operating lease, it records a liability for the net present value of any remaining lease obligations net of estimated sublease income that can reasonably be obtained for the property.  The associated expense is recorded in “Provision for impaired assets and restaurant closings.”  Any subsequent adjustments to the liability from changes in estimates are recorded in the period incurred.

Goodwill and Indefinite-Lived Intangible Assets

The Company's indefinite-lived intangible assets consist only of goodwill and trade names. Goodwill represents the residual after allocation of the purchase price to the individual fair values and carryover basis of assets acquired. On an annual basis (generally during the second quarter of the fiscal year) or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for trade names involves comparing fair value of the trade name, as determined through a discounted cash flow approach, to its carrying value.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment indicators that may necessitate indefinite-lived intangible asset impairment testing in between the Company’s annual impairment tests are consistent with those of its long-lived assets.

The Company performed its annual impairment test in the second quarter of 2011 and determined at that time that none of its reporting units were at risk for material goodwill impairment.  The Company did not record any goodwill or indefinite-lived intangible asset impairment charges during the years ended December 31, 2011 and 2010.  As a result of the Company’s annual impairment test in the second quarter of 2009, it recorded goodwill and indefinite-lived intangible asset impairment charges of $11.1 million and $36.0 million, respectively (see Note 8).

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

Deferred Financing Fees

The Company capitalizes deferred financing fees related to the issuance of debt obligations.  The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method or the straight-line method.

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

The Company defers revenue for gift cards, which do not have expiration dates, until redemption by the customer. The Company also recognizes gift card “breakage” revenue for gift cards when the likelihood of redemption by the customer is remote, which the Company determined are those gift cards issued on or before three years prior to the balance sheet date.  The Company recorded breakage revenue of $11.1 million, $11.0 million and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Breakage revenue is recorded as a component of “Restaurant sales” in the Consolidated Statements of Operations.

Gift cards sold at a discount are recorded as revenue upon redemption of the associated gift cards at an amount net of the related discount. Gift card sales commissions paid to third-party providers are initially capitalized and subsequently recognized as “Other restaurant operating” expenses upon redemption of the associated gift card.  Deferred expenses are $9.7 million and $8.1 million as of December 31, 2011 and 2010, respectively, and are reflected in “Other current assets” in the Company’s Consolidated Balance Sheets.  Gift card sales that are accompanied by a bonus gift card to

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be used by the customer at a future visit result in a separate deferral of a portion of the original gift card sale.  Revenue is recorded when the bonus card is redeemed at a value based on the estimated fair market value of the bonus card.

The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations.  Accordingly, these taxes are not included in gross revenue.

Advertising Costs

Advertising production costs are expensed in the period when the advertising first occurs.  All other advertising costs are expensed in the period in which the costs are incurred.  The total amounts charged to advertising expense were $161.4 million, $146.1 million and $140.0 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Partner Payments and Buyouts

The managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming's and Roy's Company-owned domestic restaurant, as well as area operating partners, generally receive distributions or payments for providing management and supervisory services to their restaurants based on a percentage of their associated restaurants' monthly cash flows.  The expense associated with the monthly payments for managing and chef partners is included in “Labor and other related” expenses, and the expense associated with the monthly payments for area operating partners is included in “General and administrative” expenses in the Consolidated Statements of Operations.

Managing and chef partners that are eligible to participate in a deferred compensation program receive an unsecured promise of a cash contribution (see Note 3).  An area operating partner's interest in the partnership (the “Management Partnership”) that provides management and supervisory services to his or her restaurant may be purchased, at the Company's option, after the restaurant has been open for a five-year period based on the terms specified in the agreement.  The Company estimates future purchases of area operating partners' interests, as well as deferred compensation obligations to managing and chef partners, using current and historical information on restaurant performance and records the partner obligations in the line item “Partner deposits and accrued partner obligations” in its Consolidated Balance Sheets.  In the period the Company purchases the area operating partner's interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.  Deferred compensation expenses for managing and chef partners are included in “Labor and other related” expenses and buyout expenses for area operating partners are included in “General and administrative” expenses in the Consolidated Statements of Operations.

Stock-based Compensation

The Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) permits the grant of stock options and restricted stock of KHI to Company management and other key employees. The Company accounts for its stock-based employee compensation using a fair value based method of accounting.

Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service.  Shares acquired upon the exercise of stock options under the KHI Equity Plan are generally subject to a stockholder's agreement that contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control.  If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase exercised stock under this call option at fair market value.  If an employee’s termination of employment is by the Company for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value.  Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option.  As a result of the transfer restrictions and call option, the Company does not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control.  There have not been any exercises of stock options by any employee to date, and all stock options of terminated employees with a call provision have been forfeited.

The Company uses the Black-Scholes option pricing model to estimate the weighted-average grant date fair value of stock options granted.  Expected volatilities are based on historical volatilities of the stock of comparable companies.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Results may vary depending on the assumptions applied within the model.  The benefits of tax deductions in excess of recognized compensation cost, if any, are reported as a financing cash flow.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            Stock-based and Deferred Compensation Plans

Stock-based and Deferred Compensation Plans

Managing and Chef Partners

Historically, the managing partner of each Company-owned domestic restaurant and the chef partner of each Fleming’s and Roy’s restaurant were required, as a condition of employment, to sign a five-year employment agreement and to purchase a non-transferable ownership interest in the Management Partnership that provided management and supervisory services to his or her restaurant.  The purchase price for a managing partner’s ownership interest was fixed at $25,000, and the purchase price for a chef partner’s ownership interest ranged from $10,000 to $15,000.  Managing and chef partners had the right to receive monthly distributions from the Management Partnership based on a percentage of their restaurant’s monthly cash flows for the duration of the agreement, which varied by concept from 6% to 10% for managing partners and 2% to 5% for chef partners.  Further, managing and chef partners were eligible to participate in the Partner Equity Plan (“PEP”), a deferred compensation program, upon completion of their five-year employment agreement.

In April 2011, the Company implemented modifications to its managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant's cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”). The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners will receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved.

The POA requires managing and chef partners to make an initial deposit of up to $10,000 into their “Partner Investment Account,” and the Company will make a bookkeeping contribution to each partner's “Company Contributions Account” no later than the end of February of each year following the completion of each year (or partial year where applicable) under the partner's employment agreement. The value of each Company contribution will be equal to a percentage of the partner's restaurant's positive distributable cash flow plus, if the restaurant has been open at least 18 calendar months, a percentage of the year-over-year increase in the restaurant's positive distributable cash flow in accordance with the terms described in the partner's employment agreement.

The revised program also provides an annual bonus known as the President's Club, paid in addition to the monthly distributions of cash flow, designed to reward increases in annual sales above the concept sales plan with a required flow-through percentage of the incremental sales to cash flow. Managing and chef partners whose restaurants achieve certain annual sales targets (and the required flow-through percentage) receive a bonus equal to a percentage of the incremental sales, such percentage determined by the sales target achieved.

Amounts credited to each partner’s account under the POA may be allocated by the partner among benchmark funds offered under the POA, and the account balances of the partner will increase or decrease based on the performance of the benchmark funds.  Upon termination of employment, all remaining balances in the Company Contributions Account in the POA are forfeited unless the partner has been with the Company for twenty years or more. Unless previously forfeited under the terms of the POA, 50% of the partner’s total account balances generally will be distributed in the March following the completion of the initial five-year contract term with subsequent distributions varying based on the length of continued employment as a partner.  The deferred compensation obligations under the POA are unsecured obligations of the Company.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All managing and chef partners who execute new employment agreements after May 1, 2011 are required to participate in the new partner program, including the POA.  Managing and chef partners with a current employment agreement scheduled to expire December 1, 2011 or later had the opportunity (from April 27, 2011 through July 27, 2011) to amend their employment agreements to convert their existing partner program to participation in the new partner program, including the POA, effective June 1, 2011.  As a result of this conversion, $2.7 million of the Company’s total partner deposit liability was accelerated for the return of partners’ capital that was required under the old program.  As of December 31, 2011, the Company’s POA liability was $8.0 million which was recorded in the line item “Partner deposits and accrued partner obligations” in its Consolidated Balance Sheet.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.  Additionally, all outstanding, unvested partner employment grants of restricted stock under the MP Stock Plan were converted into the right to receive cash on a deferred basis. Additionally, certain members of management were given the option to either convert some or all of their restricted stock granted under the pre-merger stock plan in the same manner as managing partners or convert some or all of it into KHI restricted stock.  In accordance with the terms of the Employee Rollover Agreement adopted by the Company on June 14, 2007, those shares converted into KHI restricted stock vest 20% annually over five years, and grants are fully vested upon an initial public offering or a change of control.  Grants of restricted stock under the pre-merger stock plan that converted into the right to receive cash are referred to as “Restricted Stock Contributions.”

As of December 31, 2011, the Company’s total vested liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $107.8 million, of which $11.8 million and $96.0 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet. As of December 31, 2010, the Company’s total vested liability with respect to obligations primarily under the PEP, Supplemental PEP and Restricted Stock Contributions was approximately $101.4 million, of which $14.0 million and $87.5 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in its Consolidated Balance Sheet. Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

Prior to the Merger, certain partners participating in the PEP were to receive common stock (“Partner Shares”) upon completion of their employment contract. Upon closing of the Merger, these partners were entitled to receive a deferred payment of cash instead of common stock upon completion of their current employment term. Partners will not receive the deferred cash payment if they resign or are terminated for cause prior to completing their current employment terms. There will not be any future earnings or losses on these amounts prior to payment to the partners. The amount accrued for the Partner Shares obligation was approximately $0.7 million as of December 31, 2011 and was included in the line item “Accrued and other current liabilities” in the Company’s Consolidated Balance Sheet. The amount accrued for the Partner Shares obligation was approximately $6.6 million as of December 31, 2010, of which $6.5 million and $0.1 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities,” respectively, in the Company’s Consolidated Balance Sheet.

As of December 31, 2011 and 2010, the Company had approximately $56.9 million and $58.0 million, respectively, in various corporate owned life insurance policies and another $0.3 million and $1.0 million, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of the Company’s obligations under the PEP, Supplemental PEP, Restricted Stock Contributions and POA. The Company is the sole owner of any assets within the rabbi trust and participants are considered general creditors of the Company with respect to assets within the rabbi trust.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, there were $55.6 million and $49.0 million, respectively, of unfunded obligations related to the PEP, Supplemental PEP, Restricted Stock Contributions, Partner Shares liabilities and POA, excluding amounts not yet contributed to the partners' investment funds, which may require the use of cash resources in the future.

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

Area Operating Partners

Area operating partners are required, as a condition of employment, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees within 30 days of the opening of his or her first restaurant.  This interest gives the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  The Company has the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been open for a five-year period on the terms specified in the agreement.

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

Management and Other Key Employees

The Company’s Ultimate Parent, through the KHI Equity Plan, grants stock options and restricted stock of KHI to Company management and other key employees. As of December 31, 2011, 12,350,000 KHI shares were approved for stock options and restricted stock grants under the KHI Equity Plan by the KHI Board of Directors. The maximum

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term of stock options and restricted stock granted under the Equity Plan is ten years. As KHI is a holding company with no significant operations of its own, equity transactions in KHI are pushed down to the Company and stock-based compensation expense is recorded by the Company, where applicable.

Other Benefit Plans

The Company has a qualified defined contribution 401(k) plan (the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, or the “401(k) Plan”) covering substantially all full-time employees, except officers and certain highly-compensated employees. Assets of the 401(k) Plan are held in trust for the sole benefit of the employees. The Company contributed $2.0 million, $1.9 million, and $2.0 million to the 401(k) Plan for the plan years ended December 31, 2011, 2010 and 2009, respectively.

The Company provides a deferred compensation plan for its highly-compensated employees who are not eligible to participate in the 401(k) Plan. The deferred compensation plan allows these employees to contribute from 5% to 90% of their base salary and up to 100% of their cash bonus on a pre-tax basis to an investment account consisting of various investment fund options. The Company does not currently intend to provide any matching or profit-sharing contributions, and participants are fully vested in their deferrals and their related returns. Participants are considered unsecured general creditors in the event of Company bankruptcy or insolvency.

Stock Options

The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2011 (in thousands, except exercise price and contractual life):

	OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2010	10,338	$7.00	8.1	$29,011
Granted	2,037	9.80
Forfeited	(432)	6.50
Outstanding at December 31, 2011	11,943	$7.50	7.5	$53,989
Exercisable at December 31, 2011	5,704	$7.42	6.7	$26,222

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $6.02, $3.18, and $3.65, respectively, and was estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of options granted during the years ended December 31, 2011, 2010 and 2009: (1) weighted-average risk-free interest rates of 2.09%, 1.95%, and 2.27%, respectively; (2) dividend yield of 0.0%; (3) expected term of six and a half years, six and a half years, and five years, respectively; and (4) weighted-average volatilities of 54.8%, 73.9% and 65.3%, respectively. The Company did not have any stock options exercised in the years ended December 31, 2011, 2010 and 2009 and therefore did not have any tax benefits realized from the exercise of stock options in these periods.

Generally, stock options vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employee service. Shares acquired upon the exercise of stock options under the KHI Equity Plan are generally subject to a stockholder's agreement that contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change of control. If an employee’s termination of employment is a result of death or disability, by the Company other than for cause or by the employee for good reason, KHI may repurchase exercised

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock under this call option at fair market value. If an employee’s termination of employment is by the Company for cause or by the employee without good reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value. Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option. As a result of the transfer restrictions and call option, the Company does not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or change of control. There have not been any exercises of stock options by any employee to date, and all stock options of terminated employees with a call provision have been forfeited.

During the second quarter of 2009, the stock option agreements between KHI and certain of the Company’s then named executive officers were amended to eliminate the call option, resulting in the recording of stock option compensation expense. Their amended stock option agreements also contain provisions that extend the stock option exercise period for each of these officers under certain circumstances. Further, the amendments add a provision that upon retirement, the number of options to be fully vested and exercisable shall be the greater of (i) the amount of options that are vested and exercisable as of the officer’s separation date or (ii) 40% or 100% of the officer’s options, depending on the officer.

In November 2009, the Company’s chief executive officer (“CEO”) received a stock option grant that contained a modified form of the call option. In accordance with accounting for stock-based compensation, this modified form of the call option does not preclude the Company from recording compensation expense during the service period for one quarter of her option shares. Compensation expense is not recorded for the remaining three quarters of her option shares since they are not considered vested from an accounting standpoint until the occurrence of a Qualifying Liquidity Event, as defined in the CEO’s stock option agreement. On July 1, 2011, the CEO was granted an option to purchase 550,000 shares of KHI common stock under the KHI Equity Plan in accordance with the terms of her employment agreement. This option has an exercise price of $10.03 per share and is subject to the modified form of the management call option that applied to one quarter of her 2009 grant described above. These options will vest and compensation expense will be recorded equally over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company.

In March 2010, the Company offered all then active employees the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share. Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested. The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options, plus one year, subject to the participant’s continued employment through the new vesting date. For exchanged stock options that contained both performance-based and time-based vesting conditions, the replacement stock options contain only time-based vesting conditions and vest in accordance with the above terms. All eligible stock options were exchanged pursuant to the exchange program. The original stock options were cancelled, and the issuance of the replacement stock options occurred on April 6, 2010. As a result of the management call option, the stock options exchange did not have a material effect on the Company’s consolidated financial statements.

The Company recorded compensation expense of $2.2 million, $1.1 million and $0.6 million and total recognized tax benefit of $0.8 million, $0.4 million and $0.2 million during the years ended December 31, 2011, 2010, and 2009 respectively, for vested stock options. The Company did not capitalize any stock-based compensation costs during any periods presented. As of December 31, 2011, there is $5.7 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

	NUMBER OF KHI RESTRICTED SHARE AWARDS (in thousands)	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER AWARD
KHI restricted stock outstanding at December 31, 2010	481	$10.00
Vested	242	10.00
KHI restricted stock outstanding at December 31, 2011	239	$10.00

During the second quarter of 2009, the restricted stock agreements between KHI and certain of the Company’s then named executive officers were amended. These amendments accelerated the vesting of these officers’ shares of KHI restricted stock such that they were fully vested on June 14, 2009. Of the total compensation expense recorded for the vesting of KHI restricted stock during the year ended December 31, 2009, $10.3 million (2,036,925 shares) related to the accelerated vesting of the restricted stock held by these officers.

Compensation expense recognized in net income (loss) for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $2.0 million and $14.6 million, respectively, for KHI restricted stock awards. The total tax benefit recognized related to the compensation expense recorded for KHI restricted stock awards was $0.7 million, $0.8 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. As measured on the vesting date, the total fair value of KHI restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $1.8 million and $8.9 million, respectively. Unrecognized pre-tax compensation expense related to non-vested KHI restricted stock awards was approximately $0.8 million at December 31, 2011 and will be recognized over a weighted-average period of 0.5 years.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements on a Recurring Basis

The Company invested $11.2 million of its excess cash in money market funds classified as Cash and cash equivalents or restricted cash in its Consolidated Balance Sheet at December 31, 2010 at a net value of 1:1 for each dollar invested.  The fair value of the investment in the money market funds is determined by using quoted prices for identical assets in an active market.  As a result, the Company has determined that the inputs used to value this investment fall within Level 1 of the fair value hierarchy. The amount of excess cash invested in money market funds at December 31, 2011 was immaterial to the Company’s consolidated financial statements.

The following table presents the Company’s money market funds measured at fair value on a recurring basis as of  December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	TOTAL
	DECEMBER 31, 2010	LEVEL 1	LEVEL 2	LEVEL 3
Assets:
Money market funds	$11,234	$11,234	$—	$—

Fair Value Measurements on a Nonrecurring Basis

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarter of 2011 and did not have any impairment charges.  Additionally, the Company did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the years ended December 31, 2011 and 2010.

The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	YEAR ENDED
	DECEMBER 31, 2009	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$5,824	$—	$—	$5,824	$85,154
Investments in and advances to unconsolidated affiliates	—	—	—	—	2,876
Goodwill (1)	368,628	—	—	368,628	11,078
Indefinite-lived intangible assets (1)	362,000	—	—	362,000	36,000
__________________

(1)	Amounts as of June 30, 2009 from the Company’s annual second quarter impairment test.

The Company recorded $85.2 million of impairment charges as a result of the fair value measurement on a nonrecurring basis of its long-lived assets held and used during the year ended December 31, 2009.  At the time of such impairment, the impaired long-lived assets had $5.8 million of remaining fair value during the year ended December 31, 2009.  Due to the third quarter of 2009 sale of its Cheeseburger in Paradise concept, the Company recorded a $46.0 million impairment charge (included in the total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  The Company used a weighted-average probability analysis and estimates of expected future cash flows to determine the fair value of this concept.  The Company used a discounted cash flow model to estimate the fair value of the remaining long-lived assets included in the table above.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded goodwill impairment charges of $11.1 million and indefinite-lived intangible asset impairment charges of $36.0 million during the year ended December 31, 2009 as a result of its annual impairment test.  The Company tests both its goodwill and its indefinite-lived intangible assets, which are trade names, for impairment by utilizing discounted cash flow models to estimate their fair values. These cash flow models involve several assumptions. Changes in the Company’s assumptions could materially impact its fair value estimates. Assumptions critical to its fair value estimates are: (i) weighted-average cost of capital rates used to derive the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected annual revenue growth rates used in the reporting unit and trade name models; and (iii) projected long-term growth rates used in the derivation of terminal year values. Other assumptions include estimates of projected capital expenditures and working capital requirements. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  As a result, the Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents the range of assumptions the Company used to derive its fair value estimates among its reporting units, which vary between goodwill and trade names, during the annual impairment test conducted in the second quarter of 2009:

ASSUMPTIONS
	GOODWILL	TRADE NAMES
Weighted-average cost of capital	12.5% - 15.0%	13.0% - 14.0%
Long-term growth rates	3%	3%
Annual revenue growth rates	(6.9)% - 12.0%	(3.9)% - 5.0%

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increases in natural gas prices.  The Company records mark-to-market changes in the fair value of these derivative instruments in earnings in the period of change.  The effects of these natural gas swaps were immaterial to the Company’s consolidated financial statements for all periods presented and have been excluded from any tables within this footnote.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to its direct investment in restaurants in South Korea, Hong Kong and Brazil and to its royalties from international franchisees.  The Company has not used financial instruments to hedge foreign currency exchange rate changes.

In addition to the market risks identified above, the Company is subject to business risk as its beef supply is highly dependent upon a limited number of vendors.  In 2011, the Company purchased more than 90% of its beef raw materials from four beef suppliers who represent approximately 75% of the total beef marketplace in the U.S.

Non-designated Hedges of Interest Rate Risk

In September 2007, the Company entered into an interest rate collar with a notional amount of $1.0 billion as a method to limit the variability of its senior secured credit facilities.   The collar consisted of a London Interbank Offered Rate (“LIBOR”) cap of 5.75% and a LIBOR floor of 2.99%.  The collar’s first variable-rate set date was December 31, 2007, and the option pairs expired at the end of each calendar quarter beginning March 31, 2008 and ending September 30, 2010, which was the maturity date of the collar.  The quarterly expiration dates corresponded to the scheduled amortization payments of the Company’s term loan. The Company’s interest rate collar matured on September 30, 2010, and the Company is not currently party to another derivative financial instrument to manage interest rate risk on its variable-rate debt.

The Company’s interest rate collar was a non-designated hedge of the Company’s exposure to interest rate risk.  The Company recorded mark-to-market changes in the fair value of the derivative instrument in earnings in the period of change.

The following table presents the location and effect of the Company’s interest rate collar on its Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009 (in thousands):

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	LOCATION OF LOSS RECOGNIZED IN INCOME ON DERIVATIVE	AMOUNT OF LOSS RECOGNIZED IN INCOME ON DERIVATIVE
			YEARS ENDED
			DECEMBER 31,
		2011	2010	2009
Interest rate collar	Interest expense, net	$—	$(1,436)	$(15,568)

6.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2011	2010
Prepaid expenses	$19,613	$18,995
Accounts receivable - vendors, net	48,568	13,432
Accounts receivable - franchisees, net	2,396	6,137
Accounts receivable - other, net	11,883	10,261
Other current assets, net	23,997	25,132
	$106,457	$73,957

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Property, Fixtures and Equipment, Net

Property, fixtures and equipment, net, consisted of the following (in thousands):

	DECEMBER 31,
	2011	2010
Land	$7,342	$8,588
Buildings and building improvements	392,538	388,938
Furniture and fixtures	262,141	214,726
Equipment	361,597	327,223
Leasehold improvements	393,442	382,976
Construction in progress	22,002	5,450
Less: accumulated depreciation	(633,058)	(511,903)
	$806,004	$815,998

The Company expensed repair and maintenance costs of approximately $97.3 million, $94.3 million and $93.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $127.4 million, $129.6 million and $156.8 million, respectively.

During the years ended December 31, 2011 and 2010 and 2009, the Company recorded property, fixtures and equipment impairment charges and restaurant closing expense of ($0.2) million, $6.5 million and $90.3 million, respectively, for certain of the Company’s restaurants in the line item “Provision for impaired assets and restaurant closings” in its Consolidated Statements of Operations (see Note 4).  During 2011, the Company's provision for impaired assets and restaurant closings total above included ($8.4) million from the reversal of an accrual as a result of the amendment and restatement of the original master lease with PRP which waived the Company's obligation to pay rent and certain other amounts that would have been due to PRP under the original master lease (see Notes 18 and 22).

Due to the third quarter of 2009 sale of the Company’s Cheeseburger in Paradise concept, the Company recorded a $46.0 million impairment charge ($39.2 million of which is included in the 2009 total above) during the second quarter of 2009 to reduce the carrying value of this concept’s long-lived assets to their estimated fair market value.  This impairment included $39.2 million of charges to property, fixtures and equipment, $5.9 million of charges to intangible assets and $0.9 million of charges to other assets.

The fixed asset impairment charges described above primarily occurred as a result of the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to anticipated closures or declining future cash flows from lower projected future sales at existing locations.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Goodwill and Intangible Assets, Net

The change in goodwill for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Balance as of January 1:
Goodwill	$1,060,267	$1,060,267
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(615,149)	(615,149)
	448,722	448,722
Translation adjustment	(8,253)	—
Disposal adjustment	(1,050)	—
Balance as of December 31:
Goodwill	1,060,267	1,060,267
Accumulated purchase accounting adjustments	3,604	3,604
Accumulated impairment losses	(615,149)	(615,149)
Cumulative translation adjustments	(8,253)	—
Accumulated disposal adjustments	(1,050)	—
	$439,419	$448,722

During the preparation of the financial statements for the period ended December 31, 2011, the Company noted that goodwill attributable to foreign entities but recorded at the parent company level was not remeasured in the functional currencies of the entities to which they relate for periods subsequent to the Company's Merger (June 14, 2007). The total comprehensive income for the year ended December 31, 2011 includes $8.3 million which represents the cumulative effect of changes in foreign currency exchange rates on remeasuring goodwill from the functional currencies of the entities to which they relate to the reporting currency of the U.S. dollar from June 14, 2007 through December 31, 2011. For that period goodwill decreased by $8.3 million and approximately $0.8 million impacted the current statement of operations. The Company believes the effect of the adjustment to goodwill, unitholder's deficit and accumulated other comprehensive loss as of and for the individual year to date periods from June 14, 2007 through December 31, 2011 is not material. As a result of this adjustment, the accompanying Consolidated Balance Sheet and Statement of Operations as of and for the year ended December 31, 2011 reflects the translation effect resulting from the remeasurement in the respective functional currencies to the reporting currency of the U.S. dollar.

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

The Company did not record any goodwill or indefinite-lived intangible asset impairment charges or any material definite-lived intangible asset impairment charges during 2011 and 2010. In October 2011, the Company sold its nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc., one of the Company's beef suppliers in Japan, for $9.4 million. The buyer will have the right for future development of Outback Steakhouse franchise restaurants in Japan and will pay the Company a royalty in the range of 2.75% to 4.0% based on sales volumes. The Company used the net cash proceeds from this sale to pay down $7.5 million of its outstanding term loans in accordance with the terms of the credit agreement amended in January 2010. The Company recorded a $1.1 million adjustment to reduce goodwill related to the disposal of these assets and recorded a loss of $4.3 million from this sale in General and administrative expenses in its Consolidated Statement of Operations for the year ended December 31, 2011.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to poor overall economic conditions, declining sales at Company-owned restaurants, reductions in the Company’s projected results for future periods and a challenging environment for the restaurant industry, the Company recorded an aggregate goodwill impairment loss of $11.1 million for the domestic Outback Steakhouse, Bonefish Grill and Fleming’s Prime Steakhouse and Wine Bar concepts and impairment charges of $36.0 million for the domestic Outback Steakhouse and Carrabba’s Italian Grill trade names during the year ended December 31, 2009. The Company also recorded impairment charges of $7.7 million for other intangible assets for the year ended December 31, 2009.

The accumulated purchase accounting adjustments to goodwill of $3.6 million were the result of adjustments to appraised fair values of acquired tangible assets.

Goodwill impairment charges are included in the line item “Goodwill impairment” and intangible asset impairment charges are included in the line item “Provision for impaired assets and restaurant closings” in the Company’s Consolidated Statements of Operations.

Intangible assets, net, consisted of the following (in thousands):

	WEIGHTED AVERAGE REMAINING
	AMORTIZATION	DECEMBER 31,
	PERIOD (YEARS)	2011	2010
Trade names (gross)	Indefinite	$419,000	$419,000
Trademarks (gross)	19	87,531	87,531
Less: accumulated amortization		(18,454)	(14,392)
Net trademarks		69,077	73,139
Favorable leases (gross, lives ranging from 0.8 to 25 years)	15	99,391	102,460
Less: accumulated amortization		(34,752)	(29,182)
Net favorable leases		64,639	73,278
Franchise agreements (gross)	9	17,385	17,385
Less: accumulated amortization		(6,073)	(4,736)
Net franchise agreements		11,312	12,649
Other intangibles (gross)	5	8,547	—
Less: accumulated amortization		(427)	—
Net other intangibles		8,120	—
Intangible assets, less total accumulated amortization of $59,706 and
$48,310 at December 31, 2011 and 2010, respectively	16	$572,148	$578,066

Definite-lived intangible assets are amortized on a straight-line basis.  The aggregate expense related to the amortization of the Company’s trademarks, favorable leases, franchise agreements and other intangibles was $13.9 million, $14.0 million and $14.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Annual expense related to the amortization of intangible assets is anticipated to be approximately $14.4 million in 2012, $13.8 million in 2013, $13.2 million in 2014, $12.7 million in 2015 and $11.8 million in 2016.

In accordance with the terms of an asset purchase agreement that was amended in December 2004, the Company was obligated to pay a royalty to its Bonefish Grill founder and joint venture partner during his employment term with the Company. The Company had the option to terminate this royalty within 45 days of his termination of employment by making an aggregate payment equal to five times the amount of the royalty payable during the twelve full calendar months immediately preceding the month of his termination. As his employment terminated on October 1, 2011, the Company paid the approximately $8.5 million royalty termination fee in October 2011 and recorded this payment as an intangible asset in its Consolidated Balance Sheet in the fourth quarter of 2011. The intangible asset will be amortized over a five-year useful life.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           Other Assets, Net

Other assets, net, consisted of the following (in thousands):

	DECEMBER 31,
	2011	2010
Company-owned life insurance	$51,955	$48,538
Deferred financing fees, net of accumulated amortization of $41,048 and
$33,560 at December 31, 2011 and 2010, respectively	15,929	23,417
Liquor licenses	25,661	25,387
Other assets	38,711	42,448
	$132,256	$139,790

The Company amortizes deferred financing fees to interest expense over the terms of the respective financing arrangements using the effective interest method or the straight-line method, and it amortized $7.5 million, $8.0 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

10.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2011	2010
Accrued payroll and other compensation	$115,395	$106,565
Accrued insurance	19,284	20,541
Other	74,716	69,593
	$209,395	$196,699

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	DECEMBER 31,
	2011	2010
Senior secured term loan facility, interest rate of 2.63% at December 31, 2011 and 2010 (1)	$1,014,400	$1,035,000
Senior secured pre-funded revolving credit facility, interest rates of 2.63% and 2.56% at December 31, 2011 and 2010, respectively	33,000	78,072
Senior notes, interest rate of 10.00% at December 31, 2011 and 2010	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 0.76% to 7.00% and from 1.07% to 7.00% at December 31, 2011 and 2010, respectively	9,094	7,628
Sale-leaseback obligations	2,375	2,375
Capital lease obligations	2,520	1,177
Guaranteed debt, interest rates of 2.65% and 2.75% at December 31, 2011 and 2010, respectively	24,500	24,500
	1,333,964	1,396,827
Less: current portion of long-term debt	(51,587)	(95,284)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,257,877	$1,277,043
_________________

(1)	At December 31, 2011, $61.9 million of the outstanding senior secured term loan facility was at 4.50%.

On June 14, 2007, in connection with the Merger, the Company entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1% (“Base Rate”) (3.25% at December 31, 2011 and 2010).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.38% to 0.88% and from 0.31% to 0.50% at December 31, 2011 and 2010, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at December 31, 2011 and 2010).

The Company is required to prepay outstanding term loans, subject to certain exceptions, with:

•	50% of its “annual excess cash flow” (with step-downs to 25% and 0% based upon its rent-adjusted leverage ratio), as defined in the credit agreement and subject to certain exceptions;

•
100% of its “annual minimum free cash flow,” as defined in the credit agreement, not to exceed $75.0 million for each fiscal year, if its rent-adjusted leverage ratio exceeds a certain minimum threshold;

•	100% of the net proceeds of certain assets sales and insurance and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net proceeds of any debt incurred, excluding permitted debt issuances.

Additionally, the Company is required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit are less than $100.0 million, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, in April 2012, the Company is required to repay its pre-funded revolving credit facility outstanding loan balance of $33.0 million and fund $37.6 million to its capital expenditure account using its

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“annual true cash flow.” In April 2011, the Company repaid its pre-funded revolving credit facility outstanding loan balance of $78.1 million and funded $60.5 million to its capital expenditure account.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at December 31, 2011 and 2010. The Company has classified $13.1 million of its term loans as current at December 31, 2011 and 2010 due to its required quarterly payments and the results of its covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. In October 2011, the Company sold its nine Company-owned Outback Steakhouse restaurants in Japan to a subsidiary of S Foods, Inc. and used the net cash proceeds from this sale to pay down $7.5 million of its outstanding term loans in accordance with the terms of the credit agreement amended in January 2010 (see Note 8).

Proceeds of loans and letters of credit under the $150.0 million working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at December 31, 2011 and 2010; however, $67.6 million and $70.3 million, respectively, of the credit facility was not available for borrowing as: (i) $35.1 million and $36.5 million, respectively, of the credit facility was committed for the issuance of letters of credit as required by insurance companies that underwrite the Company’s workers’ compensation insurance and also, where required, for construction of new restaurants, (ii) $24.5 million of the credit facility was committed for the issuance of a letter of credit for the Company’s  guarantee of an uncollateralized line of credit for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants, (iii) $6.0 million of the credit facility was committed for the issuance of a letter of credit to the insurance company that underwrites the Company’s bonds for liquor licenses, utilities, liens and construction and (iv) $2.0 million and $3.2 million, respectively, of the credit facility was committed for the issuance of other letters of credit. The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75.0 million. Fees for the letters of credit range from 2.00% to 2.25% and the commitment fees for unused working capital revolving credit commitments range from 0.38% to 0.50%.

Proceeds of loans under the $100.0 million pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of December 31, 2011 and 2010, the Company had $33.0 million and $78.1 million, respectively, outstanding on its pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets, as the Company is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement. At each rate adjustment, the Company has the option to select the Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  In either case, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher.  Fees for the unused portion of the pre-funded revolving credit facility are 2.43%.

The Company’s senior secured credit facilities require it to comply with certain financial covenants, including a quarterly Total Leverage Ratio (“TLR”) test and an annual Minimum Free Cash Flow (“MFCF”) test. The TLR is the ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the senior secured credit facilities) and may not exceed 6.00 to 1.00.  On an annual basis, if the Rent Adjusted Leverage Ratio (“RALR”), as defined, is greater than or equal to 5.25 to 1.00, the Company’s MFCF cannot be less than $75.0 million.  MFCF is calculated as Consolidated EBITDA plus decreases in Consolidated Working Capital less Consolidated Interest Expense, Capital Expenditures (except for that funded by the Company’s senior secured pre-funded revolving credit facility), increases in Consolidated Working Capital and cash paid for taxes.  (All of the above capitalized terms are as defined in the credit agreement).  The credit agreement governing the Company’s senior secured credit facilities, as amended on January 28, 2010, also includes negative covenants that, subject to significant exceptions, limit its ability and the ability of its restricted subsidiaries

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to: incur liens, make investments and loans, make capital expenditures (as described below), incur indebtedness or guarantees, engage in mergers, acquisitions and assets sales, declare dividends, make payments or redeem or repurchase equity interests, alter its business, engage in certain transactions with affiliates, enter into agreements limiting subsidiary distributions and prepay, redeem or purchase certain indebtedness.  The Company’s senior secured credit facilities contain customary representations and warranties, affirmative covenants and events of default.  At December 31, 2011 and 2010, the Company was in compliance with its debt covenants.

The Company’s capital expenditures are limited by the credit agreement.  The annual capital expenditure limits range from $200.0 million to $250.0 million with various carry-forward and carry-back allowances.  The Company’s annual expenditure limits may increase after an acquisition.  However, if (i) the RALR at the end of a fiscal year is greater than 5.25 to 1.00, (ii) the “annual true cash flow” is insufficient to repay fully its pre-funded revolving credit facility and (iii) the capital expenditure account has a zero balance, its capital expenditures will be limited to $100.0 million for the succeeding fiscal year.  This limitation will remain until there are no pre-funded revolving credit facility loans outstanding and the amount on deposit in the capital expenditures account is greater than zero or until the RALR is less than 5.25 to 1.00.    In 2010, the Company’s capital expenditures were limited to $100.0 million as a result of the conditions described above.  In 2011, the Company was not subject to this limitation and will not be subject to it in 2012.

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

On June 14, 2007, the Company issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among the Company, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  The senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at December 31, 2011 and 2010 was $248.1 million.

The senior notes are guaranteed on a senior unsecured basis by each restricted subsidiary that guarantees the senior secured credit facility (see Note 15).  Under the terms of the indenture, the restricted subsidiaries shall be automatically and unconditionally released and discharged as guarantors of the senior notes if: (i) the subsidiary is sold or sells all of its fixed assets; (ii) the subsidiary is declared “unrestricted” for covenant purposes; (iii) the subsidiary's guarantee of other indebtedness is terminated or released; or (iv) the requirement for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied.

The senior notes are general, unsecured senior obligations of the Company, Co-Issuer and the Guarantors and are equal in right of payment to all existing and future senior indebtedness, including the senior secured credit facility.  The senior notes are effectively subordinated to all of the Company’s, Co-Issuer’s and the Guarantors’ secured indebtedness,

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the terms of the senior notes and the senior secured credit facility, the Company’s restricted subsidiaries are also subject to restrictive covenants.  Under certain circumstances, the Company is permitted to designate subsidiaries as unrestricted subsidiaries, which would cause them not to be subject to the restrictive covenants of the indenture or the credit agreement.  As of December 31, 2011 and 2010, all but one of OSI’s consolidated subsidiaries were restricted subsidiaries, as a subsidiary that operated six restaurants in Canada was designated as an unrestricted subsidiary in April 2009.

Additional senior notes may be issued under the indenture from time to time, subject to certain limitations.  Initial and additional senior notes issued under the indenture will be treated as a single class for all purposes under the indenture, including waivers, amendments, redemptions and offers to purchase.

The Company may redeem some or all of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) listed below, plus accrued and unpaid interest thereon and additional interest, if any, to the applicable redemption date. The redemption prices are effective for a twelve-month period beginning on June 15 of each of the years indicated below.

After June 15th	Percentage
2011	105.0%
2012	102.5%
2013 and thereafter	100.0%

Upon a change in control as defined in the indenture, the Company would be required to make an offer to purchase all of the senior notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued interest and unpaid interest and additional interest, if any, to the date of purchase.

During the first quarter of 2009, the Company purchased $240.1 million in aggregate principal amount of its senior notes in a cash tender offer.  The Company paid $73.0 million for the senior notes purchased and $6.7 million of accrued interest.  The Company recorded a gain from the extinguishment of debt of $158.1 million in the line item “Gain on extinguishment of debt” in its Consolidated Statement of Operations for the year ended December 31, 2009.  The gain was reduced by $6.1 million for the pro rata portion of unamortized deferred financing fees that related to the extinguished senior notes and by $3.0 million for fees related to the tender offer.  The purpose of the tender offer was to reduce the principal amount of debt outstanding, reduce the related debt service obligations and improve the Company’s financial covenant position under its senior secured credit facilities.

The Company funded the tender offer with cash on hand and proceeds from a contribution (the “2009 Contribution”) of $47.0 million from the Company’s direct owner, OSI HoldCo.  The 2009 Contribution was funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) restaurant properties that are leased to the Company.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, the Company had approximately $9.1 million and $7.6 million, respectively, of notes payable at interest rates ranging from 0.76% to 7.00% and from 1.07% to 7.00%, respectively. These notes have been primarily issued for buyouts of managing and area operating partner interests in the cash flows of their restaurants and generally are payable over a period of two through five years.

DEBT GUARANTEES

The Company is the guarantor of an uncollateralized line of credit that permits borrowing of up to $24.5 million for its joint venture partner, RY-8, Inc. (“RY-8”), in the development of Roy's restaurants. The line of credit originally expired in December 2004 and was amended for a fourth time on April 1, 2009 to a revised termination date of April 15, 2013. According to the terms of the credit agreement, RY-8 may borrow, repay, re-borrow or prepay advances at any time before the termination date of the agreement. On the termination date of the agreement, the entire outstanding principal amount of the loan then outstanding and any accrued interest is due. At December 31, 2011 and 2010, the outstanding balance on the line of credit was $24.5 million.

RY-8’s obligations under the line of credit are unconditionally guaranteed by the Company and Roy’s Holdings, Inc. (“RHI”). If an event of default occurs, as defined in the agreement, the total outstanding balance, including any accrued interest, is immediately due from the guarantors.  At December 31, 2011 and 2010, $24.5 million of the Company’s $150.0 million working capital revolving credit facility was committed for the issuance of a letter of credit for this guarantee.

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

The aggregate mandatory principal payments of total consolidated debt outstanding at December 31, 2011 (excluding guaranteed debt), for the next five years, are summarized as follows (in thousands):

2012	$51,587
2013	78,280
2014	927,768
2015	248,898
2016	555
Thereafter	2,376
Total	$1,309,464

The following table includes the maturity of the Company’s debt and debt guarantees (in thousands):

	TOTAL	PAYABLE DURING 2012	PAYABLE DURING 2013-2016	PAYABLE AFTER 2016
Debt	$1,309,464	$51,587	$1,255,501	$2,376
Debt guarantees:
Maximum availability of debt guarantees	$25,957	$—	$24,500	$1,457
Amount outstanding under debt guarantees	25,957	—	24,500	1,457
Carrying amount of liabilities	24,500	—	24,500	—

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           Other Long-term Liabilities, Net

Other long-term liabilities, net, consisted of the following (in thousands):

	DECEMBER 31,
	2011	2010
Accrued insurance liability	$39,575	$40,181
Unfavorable leases, net of accumulated amortization of $18,891 and
$15,034 at December 31, 2011 and 2010, respectively	62,012	66,660
PEP obligation	77,642	65,880
Supplemental PEP obligation	16,235	20,055
Other liabilities	23,512	25,389
	$218,976	$218,165
The Company maintains endorsement split dollar insurance policies with a death benefit ranging from $5.0 million to $10.0 million for certain of its current and former executive officers.  The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to personal beneficiaries designated by the executive officers.  The Company has agreed not to terminate the policies regardless of continued employment except that the Company may terminate one executive officer’s policy prior to his completion of seven years of employment with the Company commencing January 1, 2006.  As of December 31, 2011 and 2010, the Company has $13.4 million and $12.4 million recorded in Other long-term liabilities for the endorsement split dollar insurance policies.

13.           Comprehensive Income (Loss) and Foreign Currency Translation and Transactions

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.  Total comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 was $79.8 million, $32.9 million and ($46.4) million, respectively, which included the effect of (losses) and gains from translation adjustments of approximately ($10.1) million, $5.0 million and $8.0 million, respectively.

Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2011 and 2010.

Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Company’s Consolidated Statements of Operations and was a net gain (loss) of $0.8 million, $3.0 million and ($0.2) million for the years ended December 31, 2011, 2010 and 2009, respectively.

14.           Income Taxes

The following table presents the domestic and foreign components of income (loss) before provision for income taxes (in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Domestic	$86,251	$25,707	$(65,269)
Foreign	24,011	22,215	12,897
	$110,262	$47,922	$(52,372)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for income taxes consisted of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Current provision:
Federal	$—	$(4,324)	$—
State	9,409	11,189	6,986
Foreign	10,974	8,012	6,858
	20,383	14,877	13,844
Deferred provision (benefit):
Federal	285	1,118	(6,559)
State	(166)	126	(4,024)
Foreign	(168)	3,957	(1,227)
	(49)	5,201	(11,810)
Provision for income taxes	$20,334	$20,078	$2,034

The reconciliation of income taxes calculated at the United States federal tax statutory rate to the Company’s effective income tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.6	5.3	4.0
Provision for goodwill impairment	—	—	(8.2)
Valuation allowance on deferred income tax assets	13.0	45.7	(49.6)
Employment related credits, net	(22.7)	(36.8)	32.6
Net officers' life insurance expense	1.0	(2.1)	5.3
Noncontrolling interests and Investments in and advances to unconsolidated affiliates, net	(5.1)	(8.5)	1.2
Tax settlements and related adjustments	1.5	6.4	(8.2)
Excess tax benefits from stock-based compensation arrangements	—	—	(14.4)
Loss on investments	(6.7)	—	—
Foreign rate differential	(2.9)	(3.5)	2.3
Other, net	0.7	0.4	(3.9)
Total	18.4%	41.9%	(3.9)%

The effective income tax rate for the year ended December 31, 2011 was 18.4% compared to 41.9% for the year ended December 31, 2010. The net decrease in the effective income tax rate in 2011 as compared to the previous year was primarily due to the increase in the domestic pretax book income in which the deferred income tax assets are subject to a valuation allowance and the state and foreign income tax provision being a lower percentage of consolidated pretax income as compared to the prior year. The effective income tax rate for the year ended December 31, 2010 was 41.9% compared to (3.9)% for the year ended December 31, 2009. The net increase in the effective income tax rate in 2010 as compared to the previous year was primarily due to the effect of the change in the valuation allowance against deferred income tax assets.

The effective income tax rate for the year ended December 31, 2011 was lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and loss on investments as a result of the sale of assets in Japan together being such a large percentage of pretax income.  The effective income tax rate for the year ended December 31, 2010 was higher than the combined federal and state statutory rate of 38.9% primarily due to an increase in the valuation allowance on deferred income tax assets and income taxes in states that only have limited deductions in computing the state current tax provision. The effective income tax rate for the year ended December 31, 2009 was significantly lower than the combined federal and state

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statutory rate of 38.9% primarily due to an increase in the valuation allowance on deferred income tax assets, which was partially offset by the benefit of the tax credit for excess FICA tax on employee-reported tips being such a large percentage of pretax loss.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands):

	DECEMBER 31,
	2011	2010
Deferred income tax assets:
Deferred rent	$39,106	$32,372
Insurance reserves	21,740	22,849
Unearned revenue	9,375	8,716
Deferred compensation	78,297	67,069
Allowance for receivables	728	13,696
Net operating loss carryforward	47,092	62,781
Federal tax credit carryforward	146,991	105,802
Deferred loss on contingent debt guarantee	9,492	9,538
Other, net	805	20,684
Gross deferred income tax assets	353,626	343,507
Less: valuation allowance	(65,542)	(43,619)
Net deferred income tax assets	288,084	299,888
Deferred income tax liabilities:
Less: property, fixtures and equipment basis differences	(243,952)	(243,443)
Less: intangible asset basis differences	(150,803)	(163,437)
Less: deferred gain on extinguishment of debt	(57,064)	(57,100)
Net deferred income tax liabilities	$(163,735)	$(164,092)

The changes in the valuation allowance account for the deferred income tax assets are as follows (in thousands):

Balance at January 1, 2009	$1,757
Change in assessments about the realization
of deferred income tax assets	32,637
Balance at December 31, 2009	34,394
Change in assessments about the realization
of deferred income tax assets	9,225
Balance at December 31, 2010	43,619
Change in assessments about the realization
of deferred income tax assets	21,923
Balance at December 31, 2011	$65,542

A valuation allowance reduces the deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  After consideration of all of the evidence, the Company has determined that a valuation allowance of $65.5 million and $43.6 million is necessary at December 31, 2011 and 2010, respectively.

A provision for income taxes has not been recorded for any United States or additional foreign taxes on undistributed earnings related to the Company’s foreign affiliates as these earnings were and are expected to continue to be permanently reinvested.  If the Company identifies an exception to its general reinvestment policy of undistributed earnings, additional taxes will be posted.  It is not practical to determine the amount of unrecognized deferred income tax liabilities on the undistributed earnings.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a federal net operating loss carryforward for tax purposes of approximately $128.5 million. This loss can be carried forward for 20 years from the tax year in which it is was generated and will expire in the years 2027 and 2029.  The Company has state net operating loss carryforwards of approximately $46.2 million.  These state net operating loss carryforwards will expire between 2012 and 2029.  The Company has foreign net operating loss carryforwards of approximately $5.5 million.  These foreign net operating loss carryforwards will expire between 2015 and 2018.

The Company has general business tax credits of approximately $138.8 million. These credits can be carried forward for 20 years and will expire between 2027 and 2031.  The Company has foreign tax credits available to utilize against federal income taxes of approximately $15.6 million. These credits can be carried forward for 10 years and will expire between 2017 and 2021.

As of December 31, 2011 and December 31, 2010, the Company had $14.0 million and $16.4 million, respectively, of unrecognized tax benefits ($1.5 million and $1.3 million, respectively, in “Other long-term liabilities,” $2.5 million and $6.3 million, respectively, in “Accrued and other current liabilities” and $10.0 million and $8.8 million, respectively, in “Deferred income tax liabilities”).  Additionally, the Company accrued $4.1 million and $6.1 million of interest and penalties related to uncertain tax positions as of December 31, 2011 and December 31, 2010, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $15.2 million and $18.0 million, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2009	$16,537
Increases for tax positions taken during a prior period	2,920
Increases for tax positions taken during the current period	2,536
Settlements with taxing authorities	(5,189)
Lapses in the applicable statutes of limitations	(2,393)
Balance at December 31, 2009	$14,411
Increases for tax positions taken during a prior period	1,889
Decreases for tax positions taken during a prior period	(676)
Increases for tax positions taken during the current period	3,801
Settlements with taxing authorities	58
Lapses in the applicable statutes of limitations	(3,096)
Balance at December 31, 2010	$16,387
Increases for tax positions taken during a prior period	472
Decreases for tax positions taken during a prior period	(708)
Increases for tax positions taken during the current period	2,136
Settlements with taxing authorities	(4,190)
Lapses in the applicable statutes of limitations	(58)
Balance at December 31, 2011	$14,039

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $5.0 million to $6.0 million within the next twelve months after December 31, 2011.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010.  The Company and its subsidiaries’ state and foreign income tax returns are

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also open to audit under the statute of limitations for the years ended December 31, 2000 through 2010.

The Company accounts for interest and penalties related to uncertain tax positions as part of its Provision for income taxes and recognized expense of $0.9 million, $2.1 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

15.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba's Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of Kangaroo Holdings, Inc., the Company’s ultimate parent.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

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

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$237,336	$—	$37,886	$93,916	$—	$369,138
Current portion of restricted cash	258	—	4,801	—	—	5,059
Inventories	23,432	—	27,974	17,817	—	69,223
Deferred income tax assets	27,585	—	1,652	1,585	—	30,822
Other current assets	19,858	—	67,005	19,594	—	106,457
Total current assets	308,469	—	139,318	132,912	—	580,699
Property, fixtures and equipment, net	27,514	—	507,072	271,418	—	806,004
Investments in and advances to unconsolidated affiliates, net	1,013	—	—	34,020	—	35,033
Investments in subsidiaries	—	—	9,096	—	(9,096)	—
Due from (to) subsidiaries	1,840,863	—	1,678,432	583,480	(4,102,775)	—
Goodwill	—	—	299,138	140,281	—	439,419
Intangible assets, net	—	—	418,934	153,214	—	572,148
Other assets, net	71,554	—	20,147	40,555	—	132,256
Total assets	$2,249,413	$—	$3,072,137	$1,355,880	$(4,111,871)	$2,565,559

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$21,347	$—	$38,954	$35,497	$—	$95,798
Accrued and other current liabilities	65,844	—	89,705	53,846	—	209,395
Current portion of partner deposits and accrued partner obligations	115	—	7,386	7,543	—	15,044
Unearned revenue	39	—	237,207	62,350	—	299,596
Current portion of long-term debt	46,768	—	3,479	1,340	—	51,587
Total current liabilities	134,113	—	376,731	160,576	—	671,420
Partner deposits and accrued partner obligations	4,281	—	73,044	21,356	—	98,681
Deferred rent	1,184	—	67,863	34,392	—	103,439
Deferred income tax liabilities	61,333	—	135,220	(1,996)	—	194,557
Long-term debt	1,250,533	248,075	5,554	1,790	(248,075)	1,257,877
Guaranteed debt	—	—	—	24,500	—	24,500
Accumulated losses in subsidiaries in excess of investment	262,718	—	—	—	(262,718)	—
Due to (from) subsidiaries	397,932	—	2,270,699	1,434,144	(4,102,775)	—
Other long-term liabilities, net	150,672	—	49,458	18,846	—	218,976
Total liabilities	2,262,766	248,075	2,978,569	1,693,608	(4,613,568)	2,569,450
(Deficit) Equity
OSI Restaurant Partners, LLC Unitholder’s (Deficit) Equity
Additional paid-in capital	743,009	(248,075)	—	—	248,075	743,009
(Accumulated deficit) retained earnings	(734,498)	—	93,568	(325,341)	231,773	(734,498)
Accumulated other comprehensive (loss) income	(21,849)	—	—	(21,849)	21,849	(21,849)
Total OSI Restaurant Partners, LLC unitholder’s (deficit) equity	(13,338)	(248,075)	93,568	(347,190)	501,697	(13,338)
Noncontrolling interests	(15)	—	—	9,462	—	9,447
Total (deficit) equity	(13,353)	(248,075)	93,568	(337,728)	501,697	(3,891)
	$2,249,413	$—	$3,072,137	$1,355,880	$(4,111,871)	$2,565,559

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	YEAR ENDED DECEMBER 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$74	$—	$2,649,095	$1,154,083	$—	$3,803,252
Other revenues	2,706	—	16,835	18,650	—	38,191
Total revenues	2,780	—	2,665,930	1,172,733	—	3,841,443
Costs and expenses
Cost of sales	—	—	860,662	365,555	—	1,226,217
Labor and other related	4,374	—	766,217	324,789	—	1,095,380
Other restaurant operating	—	—	695,501	269,422	—	964,923
Depreciation and amortization	2,234	—	81,034	50,364	—	133,632
General and administrative	47,641	—	170,827	71,784	—	290,252
Recovery of note receivable from affiliated entity	(33,150)	—	—	—	—	(33,150)
Provision for impaired assets and restaurant closings	(2,791)	—	2,150	992	—	351
Income from operations of unconsolidated affiliates	(1,335)	—	—	(6,774)	—	(8,109)
Total costs and expenses	16,973	—	2,576,391	1,076,132	—	3,669,496
(Loss) income from operations	(14,193)	—	89,539	96,601	—	171,947
Equity in earnings (losses) of subsidiaries	171,256	—	3,369	—	(174,625)	—
Other income, net	—	—	—	830	—	830
Interest (expense) income, net	(62,547)	—	(300)	332	—	(62,515)
Income (loss) before provision for income taxes	94,516	—	92,608	97,763	(174,625)	110,262
Provision for income taxes	13,937	—	258	6,139	—	20,334
Net income (loss)	80,579	—	92,350	91,624	(174,625)	89,928
Less: net (loss) income attributable to noncontrolling interests	(175)	—	—	9,349	—	9,174
Net income (loss) attributable to OSI Restaurant Partners, LLC	$80,754	$—	$92,350	$82,275	$(174,625)	$80,754

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	YEAR ENDED DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$120	$—	$2,553,517	$1,041,044	$—	$3,594,681
Other revenues	3,137	—	16,623	14,025	—	33,785
Total revenues	3,257	—	2,570,140	1,055,069	—	3,628,466
Costs and expenses
Cost of sales	—	—	828,193	323,758	—	1,151,951
Labor and other related	3,690	—	734,706	295,912	—	1,034,308
Other restaurant operating	2,783	—	679,637	256,932	—	939,352
Depreciation and amortization	814	—	82,561	52,021	—	135,396
General and administrative	42,362	—	136,318	72,593	—	251,273
Provision for impaired assets and restaurant closings	1,372	—	4,590	913	—	6,875
Income from operations of unconsolidated affiliates	(23)	—	—	(5,465)	—	(5,488)
Total costs and expenses	50,998	—	2,466,005	996,664	—	3,513,667
(Loss) income from operations	(47,741)	—	104,135	58,405	—	114,799
Equity in earnings (losses) of subsidiaries	145,901	—	2,792	—	(148,693)	—
Other income, net	—	—	—	2,993	—	2,993
Interest expense, net	(69,188)	—	(199)	(483)	—	(69,870)
Income (loss) before provision for income taxes	28,972	—	106,728	60,915	(148,693)	47,922
Provision for income taxes	7,348	—	4,685	8,045	—	20,078
Net income (loss)	21,624	—	102,043	52,870	(148,693)	27,844
Less: net (loss) income attributable to noncontrolling interests	(12)	—	—	6,220	—	6,208
Net income (loss) attributable to OSI Restaurant Partners, LLC	$21,636	$—	$102,043	$46,650	$(148,693)	$21,636

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	YEAR ENDED DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$—	$—	$2,523,738	$1,050,023	$—	$3,573,761
Other revenues	1,189	—	15,352	11,525	—	28,066
Total revenues	1,189	—	2,539,090	1,061,548	—	3,601,827
Costs and expenses
Cost of sales	—	—	852,828	331,473	—	1,184,301
Labor and other related	10,282	—	713,508	300,200	—	1,023,990
Other restaurant operating	1,028	—	658,091	267,224	—	926,343
Depreciation and amortization	953	—	103,504	58,274	—	162,731
General and administrative	60,291	—	119,919	69,887	—	250,097
Loss on contingent debt guarantee	24,500	—	—	—	—	24,500
Goodwill impairment	—	—	1,146	9,932	—	11,078
Provision for impaired assets and restaurant closings	44	—	61,059	77,109	—	138,212
Loss (income) from operations of unconsolidated affiliates	608	—	—	(2,804)	—	(2,196)
Total costs and expenses	97,706	—	2,510,055	1,111,295	—	3,719,056
(Loss) income from operations	(96,517)	—	29,035	(49,747)	—	(117,229)
Gain on extinguishment of debt	158,061	—	—	—	—	158,061
Equity in (losses) earnings of subsidiaries	(17,946)	—	1,531	—	16,415	—
Other expense, net	(6)	—	—	(192)	—	(198)
Interest expense, net	(87,678)	—	(4,921)	(407)	—	(93,006)
(Loss) income before provision (benefit) for income taxes	(44,086)	—	25,645	(50,346)	16,415	(52,372)
Provision (benefit) for income taxes	9,940	—	(10,391)	2,485	—	2,034
Net (loss) income	(54,026)	—	36,036	(52,831)	16,415	(54,406)
Less: net loss attributable to noncontrolling interests	—	—	—	(380)	—	(380)
Net (loss) income attributable to OSI Restaurant Partners, LLC	$(54,026)	$—	$36,036	$(52,451)	$16,415	$(54,026)

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$134,764	$—	$67,371	$72,492	$—	$274,627
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(2,027)	—	—	—	—	(2,027)
Proceeds from sale of Company-owned life insurance	2,638	—	—	—	—	2,638
Proceeds from sale of property, fixtures and equipment	—	—	1,096	60	—	1,156
Proceeds from sale of a subsidiary	—	—	—	10,119	—	10,119
Capital expenditures	(13,042)	—	(86,113)	(21,751)	—	(120,906)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	74,349	—	9,230	—	—	83,579
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(73,612)	—	(9,536)	—	—	(83,148)
Royalty termination fee	—	—	—	(8,547)	—	(8,547)
Payments from unconsolidated affiliates	960	—	—	—	—	960
Net cash used in investing activities	(10,734)	—	(85,323)	(20,119)	—	(116,176)
Cash flows used in financing activities:
Repayments of long-term debt	(20,783)	—	(3,021)	(1,351)	—	(25,155)
Proceeds from borrowings on revolving credit facilities	33,000	—	—	—	—	33,000
Repayments of borrowings on revolving credit facilities	(78,072)	—	—	—	—	(78,072)
Collection of note receivable from affiliated entity	33,300	—	—	—	—	33,300
Contributions from noncontrolling interests	178	—	—	244	—	422
Distributions to noncontrolling interests	—	—	—	(13,510)	—	(13,510)
Repayments of partner deposits and accrued partner obligations	(11,357)	—	(19,027)	(6,902)	—	(37,286)
Receipts of partner deposits and other contributions	766	—	172	398	—	1,336
Net cash used in financing activities	(42,968)	—	(21,876)	(21,121)	—	(85,965)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,459)	—	(3,459)
Net increase (decrease) in cash and cash equivalents	81,062	—	(39,828)	27,793	—	69,027
Cash and cash equivalents at the beginning of the period	156,274	—	77,714	66,123	—	300,111
Cash and cash equivalents at the end of the period	$237,336	$—	$37,886	$93,916	$—	$369,138

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31, 2010
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$183,690	$—	$4,086	$37,758	$—	$225,534
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(2,405)	—	—	—	—	(2,405)
Proceeds from sale of Company-owned life insurance	6,411	—	—	—	—	6,411
Proceeds from sale of property, fixtures and equipment	—	—	462	—	—	462
De-consolidation of subsidiary	(4,398)	—	—	—	—	(4,398)
Capital expenditures	(6,899)	—	(39,924)	(13,653)	—	(60,476)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	7,411	—	9,334	—	—	16,745
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(7,323)	—	(10,537)	—	—	(17,860)
Net cash used in investing activities	(7,203)	—	(40,665)	(13,653)	—	(61,521)
Cash flows used in financing activities:
Repayments of long-term debt	(136,964)	—	(2,372)	(1,517)	—	(140,853)
Proceeds from borrowings on revolving credit facilities	61,000	—	—	—	—	61,000
Repayments of borrowings on revolving credit facilities	(55,928)	—	—	—	—	(55,928)
Deferred financing fees	(1,286)	—	—	—	—	(1,286)
Contributions from OSI HoldCo, Inc.	15,000	—	—	—	—	15,000
Contributions from noncontrolling interests	39	—	—	86	—	125
Distributions to noncontrolling interests	—	—	—	(11,596)	—	(11,596)
Repayments of partner deposits and accrued partner obligations	(7,980)	—	(10,080)	(2,876)	—	(20,936)
Receipts of partner deposits and other contributions	—	—	2,185	729	—	2,914
Net cash used in financing activities	(126,119)	—	(10,267)	(15,174)	—	(151,560)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,504)	—	(1,504)
Net increase (decrease) in cash and cash equivalents	50,368	—	(46,846)	7,427	—	10,949
Cash and cash equivalents at the beginning of the period	105,906	—	124,560	58,696	—	289,162
Cash and cash equivalents at the end of the period	$156,274	$—	$77,714	$66,123	$—	$300,111

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	YEAR ENDED DECEMBER 31, 2009
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(50,766)	$—	$114,138	$79,749	$—	$143,121
Cash flows provided by (used in) investing activities:
Purchases of Company-owned life insurance	(6,571)	—	—	—	—	(6,571)
Proceeds from sale of Company-owned life insurance	16,886	—	—	—	—	16,886
Proceeds from sale of property, fixtures and equipment	—	—	961	—	—	961
Acquisition of business	—	—	—	(450)	—	(450)
Proceeds from the disposal of subsidiary	—	—	—	1,653	—	1,653
Capital expenditures	(2,258)	—	(35,945)	(19,325)	—	(57,528)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	15,994	—	9,304	—	—	25,298
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(14,513)	—	(9,269)	—	—	(23,782)
Payments from unconsolidated affiliates	—	—	—	165	—	165
Net cash provided by (used in) investing activities	9,538	—	(34,949)	(17,957)	—	(43,368)
Cash flows used in financing activities:
Repayments of long-term debt	(13,105)	—	(5,371)	(2,063)	—	(20,539)
Proceeds from borrowings on revolving credit facilities	23,700	—	—	—	—	23,700
Repayments of borrowings on revolving credit facilities	(12,700)	—	—	—	—	(12,700)
Extinguishment of senior notes	(75,967)	—	—	—	—	(75,967)
Deferred financing fees	—	—	—	(155)	—	(155)
Purchase of note related to guaranteed debt of affiliated entity	—	—	—	(33,283)	—	(33,283)
Contributions from OSI HoldCo, Inc.	47,000	—	—	—	—	47,000
Contributions from noncontrolling interests	—	—	—	1,747	—	1,747
Distributions to noncontrolling interests	—	—	—	(9,083)	—	(9,083)
Repayments of partner deposits and accrued partner obligations	(69)	—	(2,980)	(4,075)	—	(7,124)
Receipts of partner deposits and other contributions	—	—	2,085	1,306	—	3,391
Net cash used in financing activities	(31,141)	—	(6,266)	(45,606)	—	(83,013)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	952	—	952
Net (decrease) increase in cash and cash equivalents	(72,369)	—	72,923	17,138	—	17,692
Cash and cash equivalents at the beginning of the period	178,275	—	51,637	41,558	—	271,470
Cash and cash equivalents at the end of the period	$105,906	$—	$124,560	$58,696	$—	$289,162

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.         Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”) that establishes a number of new requirements for fair value measurements. These include: (i) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (ii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (iii) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. Additionally, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU No. 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. While the provisions of ASU No. 2011-04 will increase the Company’s fair value disclosures, this guidance will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (“ASU No. 2011-05”) that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires the Company to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU No. 2011-05 must be applied retrospectively and will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The deferral of the presentation requirements does not impact the effective date of the other requirements in ASU 2011-05. During the deferral period, the existing requirements in generally accepted accounting principles in the United States (“U.S. GAAP”) for the presentation of reclassification adjustments must continue to be followed. ASU No. 2011-12 will be effective for public companies during the interim and annual periods beginning after December 15, 2011.  ASU No. 2011-05 and ASU No. 2011-12 will not have an impact on the Company's financial position, results of operations or cash flows as the guidance only requires a presentation change to comprehensive income.

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
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) -Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance requires the Company to provide both net and gross information for these assets and liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. This guidance will not have an impact on the Company's financial position, results of operations or cash flows as it only requires a presentation change to offsetting (netting) assets and liabilities.

17.           Commitments and Contingencies

Operating Leases

The Company leases restaurant and office facilities and certain equipment under operating leases having initial terms expiring between 2012 and 2024. The restaurant facility leases have renewal clauses primarily from five to 30 years exercisable at the option of the Company. Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined by the terms of the applicable lease agreement. Total rental expense for the years ended December 31, 2011, 2010 and 2009 was approximately $209.0 million, $204.2 million and $207.4 million, respectively, and included contingent rentals of approximately $5.6 million, $4.5 million and $3.8 million, respectively.

As of December 31, 2011, future minimum rental payments under non-cancelable operating leases (including leases for restaurants scheduled to open in 2012) are as follows (in thousands):

2012	$179,814
2013	174,888
2014	158,484
2015	140,767
2016	122,707
Thereafter	563,788
Total minimum lease payments (1)	$1,340,448
________________

(1)
Total minimum lease payments have not been reduced by minimum sublease rentals of $6.2 million due in future periods under non-cancelable subleases. In connection with the consummation of KHI's sale-leaseback transaction, the amendment and restatement of the original master lease in March 2012 and PRP's agreement to waive the Company's obligation to pay certain amounts that would have been due to PRP under the original master lease, annual rental payments will be on average approximately $6.3 million lower for the first five years, with an additional $436.6 million of operating lease payments over the initial terms of these lease agreements of 20 and 15 years, respectively (see Note 22).

Purchase Obligations

The Company has minimum purchase commitments with various vendors through June 2016. Outstanding commitments consist primarily of minimum purchase commitments of beef, cheese, potatoes and other food and beverage products related to normal business operations and contracts for advertising, marketing, sports sponsorships, printing and technology.  In 2011, the Company purchased more than 90% of its beef raw materials from four beef suppliers who represent approximately 75% of the total beef marketplace in the U.S.

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contingencies that are probable and reasonably estimable.  The Company generally does not accrue for legal costs expected to be incurred with a loss contingency until those services are provided.

Guarantees and RY-8, Inc.

The Company guarantees debt owed to banks by one of its joint venture partners and by landlords of one of its Outback Steakhouse restaurants in Korea. The maximum amount guaranteed and the outstanding guaranteed amount were each approximately $26.0 million at December 31, 2011. The Company would have to perform under the guarantees if the borrowers default under their respective loan agreements. A default would cause the Company to exercise all available rights and remedies.

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

As of December 31, 2011, the Company is due $2.8 million from RY-8 for interest and line of credit renewal fees and capital expenditures for additional restaurant development made on behalf of RY-8 because the joint venture partner’s $24.5 million line of credit was fully extended. This amount is eliminated in consolidation (see Note 19).  Additional payments on behalf of RY-8 may be required in the future.

Insurance

The Company purchased insurance for individual claims that exceed the amounts listed in the following table:

	2011	2010	2009
Workers' Compensation	$1,500,000	$1,500,000	$1,500,000
General Liability (1)	1,500,000	1,500,000	1,500,000
Health (2)	400,000	300,000	300,000
Property Coverage (3)	2,500,000 / 500,000	2,500,000 / 500,000	2,500,000 / 500,000
Employment Practices Liability	2,000,000	2,000,000	2,000,000
Directors' and Officers' Liability	250,000	250,000	250,000
Fiduciary Liability	25,000	25,000	25,000
____________

(1)
In 2011, claims arising from liquor liability had the same self-insured retention as general liability. For claims in 2010 and 2009, there was an additional $1.0 million self-insured retention per claim until a $2.0 million liquor liability aggregate had been met. At that time, any claims arising from liquor liability reverted to the general liability self-insured retention.

(2)
The Company is self-insured for all aggregate health benefits claims, limited to $0.4 million per covered individual in 2011 and $0.3 million per covered individual in 2010 and 2009. The Company retained the first $0.3 million, $0.4 million and $0.2 million of payable losses under the plan as an additional deductible in 2011, 2010 and 2009, respectively.  In 2010 and 2009 the insurer's liability was limited to $2.0 million per individual per year.

(3)
The Company has a $2.5 million deductible per occurrence for all locations other than those included in the PRP sale-leaseback transaction in which the Company sold substantially all of its domestic wholly-owned restaurant properties to its sister company, PRP, and then leased them back under a 15-year master lease (“PRP Sale-Leaseback Transaction”).  In accordance with the terms of the master lease agreement, the Company is responsible for paying PRP’s $0.5 million deductible for those properties included in the PRP Sale-Leaseback Transaction.  Property limits are $60.0 million each occurrence, and the Company does not quota share in any loss above either deductible.

The Company records a liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company.  In establishing reserves, the Company considers certain actuarial assumptions and judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors or future adjustments to these estimates may produce materially different amounts of expense that would be reported under these programs.  Reserves recorded for worker's compensation and general liability claims are discounted using the average of the 1-year and 5-year risk free rate of

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monetary assets that have comparable maturities. When recovery from an insurance policy is considered probable, a receivable is recorded.

18.           Related Parties

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept.  Other investors in PRG include a current development partner in certain Carrabba’s Italian Grill restaurants and former Company employees.  Based on the terms of the purchase and sale agreement, the Company continued to consolidate PRG after the sale transaction since the Company was considered the primary beneficiary of the entity under the then applicable accounting guidance.  However, upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company is no longer the primary beneficiary of PRG, and as a result, PRG is no longer considered a related party as of January 1, 2010 (see Note 19).

The Company provided the financing for the sale of the Cheeseburger in Paradise concept in the form of a $2.0 million promissory note that bears interest at a rate of 600 basis points over the 90-day LIBOR.  The promissory note must be repaid in five annual installments that commence one year from the September 15, 2009 closing date.  In accordance with the terms of the promissory note, the annual principal and interest payment amounts are based on the cash flow of PRG, subject to certain maximum payment limits.  The promissory note and the payment of the purchase price are secured by a first priority purchase money security interest in the membership interests and assets of PRG.  The loan agreement for the promissory note also contains certain protective covenants such as, but not limited to: (i) PRG must obtain the Company’s prior written approval before incurring any additional indebtedness or new lease obligations or before extending or renewing any existing obligations, (ii) the Company retains the right to approve PRG’s financial capital and development plans, (iii) PRG cannot make any distributions, dividends or other payment of funds other than approved in an annual capital and financial plan and (iv) PRG cannot make any substantial change to its executive or management personnel or change its general character of business without the Company’s prior written consent.

The Company also provided PRG a $2.0 million revolving line of credit (reduced to $1.0 million in September 2010) to assist with seasonal cash flow shortages.  The revolving line of credit matured on September 15, 2011 and there were no draws on the revolving line of credit prior to maturity.

The Company assigned PRG all restaurant property leases under their current terms, except for three locations that are leased under modified terms as provided in the purchase and sale agreement.  For certain of the assigned third-party leases and all of the PRP leases, the Company remains contingently liable.  The buyer is responsible for paying common area maintenance, real estate taxes and other expenses on these restaurant properties.

Private Restaurant Properties, LLC and OSI HoldCo, Inc.

In connection with the Merger, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to its sister company, PRP, for approximately $987.7 million.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), the Company’s wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment and resulted in operating leases for the Company.

Under the master lease, the Company has the right to request termination of a lease if it determines that the related location is unsuitable for its intended use (generally as the result of a restaurant closure).  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, the Company must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  The Company is also responsible for paying PRP an amount equal to the then present

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, using a 5% discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  The Company accrued $6.3 million related to Release Amounts and closed store accrual liabilities at December 31, 2010 for five closed locations, but it was not required to pay PRP the Release Amounts until property sales occurred. Subsequent to December 31, 2011, the Company is no longer obligated to make monthly rental payments through the end of the lease term and pay Release Amounts as part of an agreement with PRP (see Note 22). As a result, the Company reversed the $8.4 million accrual related to the Release Amount and closed store accrual liabilities in its Consolidated Balance Sheet at December 31, 2011 which consequently reduced the “Provision for impaired assets and restaurant closings" in its Consolidated Statement of Operations. The Company paid PRP $2.1 million for Release Amounts during 2009 and paid PRP $1.2 million for certain reimbursable items during 2010.

During 2009 and 2010, the Company received contributions from the Company’s direct owner, OSI HoldCo. These contributions were funded through distributions to OSI HoldCo by one of its subsidiaries that owns (indirectly through subsidiaries) restaurant properties that are leased to the Company. During the first quarter of 2009, the Company received a contribution of $47.0 million and used the proceeds to complete a cash tender offer in which it purchased $240.1 million in aggregate principal amount of its senior notes.  The Company paid $73.0 million for the senior notes purchased and $6.7 million of accrued interest.  In December 2010, the Company received a contribution of $15.0 million from OSI HoldCo and used the proceeds for general corporate purposes.

The Company makes tax payments on behalf of OSI HoldCo and PRP which are recorded as a receivable within “Other current assets” in the Company’s Consolidated Balance Sheets.  During 2010, the Company was reimbursed approximately $2.3 million for these tax payments, which have no effect on the Company’s Consolidated Statements of Operations. During 2011, these tax payments were immaterial to the Company’s consolidated financial statements.

Kangaroo Holdings, Inc.

In connection with commencement of employment for the Company’s Chief Executive Officer, KHI entered into two separate bonus arrangements in November 2009: a retention bonus (the “KHI Retention Bonus”) and a performance-based bonus (the “KHI Incentive Bonus”). The KHI Retention Bonus provides for an aggregate bonus opportunity of $12.0 million, which is paid by KHI over a four-year period in installments of $1.8 million, $3.0 million and $3.6 million (on each of the last two payment dates), generally subject to her remaining continuously employed through the applicable payment date. KHI paid the second installment of $3.0 million in 2011.  The KHI Incentive Bonus provides for an aggregate bonus opportunity of up to $15.2 million. The KHI Incentive Bonus will generally only be paid by KHI if KHI completes an initial public offering or experiences a change in control (each a “Qualifying Liquidity Event”), with certain amounts only paid if a Qualifying Liquidity Event occurs and certain performance targets are met relating to the value of KHI's common stock at the time of the Qualifying Liquidity Event.  KHI entered into the KHI Incentive Bonus to further incentivize the Chief Executive Officer to strengthen the performance of the Company, to increase KHI shareholder value and ultimately allow such value to be realized through an initial public offering or sale of KHI or the Company.

Shares of KHI restricted stock issued to certain of the Company’s current and former executive officers and other members of management vest each June 14 through 2012.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $0.9 million, $0.7 million and $3.3 million to these individuals in June and July of 2011 and 2010 and 2009, respectively, for their personal income tax obligations that resulted from vesting.  As of December 31, 2011, a total of $7.2 million of loans and associated interest obligations to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future. During the first quarter of 2012, the Company's current executive officers repaid their entire loan balances.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bain, Catterton, Founders and Board of Directors

Upon completion of the Merger, the Company entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the management agreement, the Management Company provides management services to the Company until the tenth anniversary of the completion of the Merger, with one-year extensions thereafter until terminated.  The Management Company receives an aggregate annual management fee equal to $9.1 million and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $9.4 million, $11.6 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, were included in "General and administrative" expenses in the Company’s Consolidated Statements of Operations.  The management agreement includes customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control.

The Company holds an 89.62% interest in OSI/Fleming’s, LLC and a minority interest holder in the Fleming’s Prime Steakhouse and Wine Bar joint venture holds a 7.88% interest in any Fleming’s Prime Steakhouse and Wine Bar restaurants that opened prior to 2009.  The remaining 2.50% is owned by AWA III Steakhouses, Inc., which is wholly-owned by a former Chairman of the Board of Directors (through December 31, 2011) and former named executive officer of the Company, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries.  The Company assumed the minority interest holder’s 7.88% ownership interest in any Fleming’s Prime Steakhouse and Wine Bar restaurants that opened in 2009 or later, and AWA III Steakhouses, Inc.’s interest remains at 2.50% for these restaurants.

T-Bird Nevada, LLC

On February 19, 2009, the Company filed an action in Florida against T-Bird Nevada, LLC (“T-Bird”) and certain of its affiliates (collectively, the “T-Bird Parties”).  T-Bird is a limited liability company affiliated with the Company’s California franchisees of Outback Steakhouse restaurants.  The action sought payment on a promissory note made by T-Bird that the Company purchased from T-Bird’s former lender, among other remedies.  The principal balance on the promissory note, plus accrued and unpaid interest, was approximately $33.3 million at the time it was purchased.  On September 11, 2009, the T-Bird Parties filed an answer and counterclaims against the Company and certain of its officers and affiliates.  The answer generally denied T-Bird’s liability on the loan, and the counterclaims restated the same claims made by the T-Bird Parties in their California action (as described below).

On February 20, 2009, the T-Bird Parties filed suit against the Company and certain of its officers and affiliates in the Superior Court of the State of California, County of Los Angeles.  After certain legal proceedings, the T-Bird Parties filed an amended complaint on November 29, 2010.  Like the original complaint, the T-Bird Parties’ amended complaint claimed, among other things, that the Company made various misrepresentations and breached certain oral promises allegedly made by the Company and certain of its officers to the T-Bird Parties that the Company would acquire the restaurants owned by the T-Bird Parties and until that time the Company would maintain financing for the restaurants that would be nonrecourse to the T-Bird Parties.  The amended complaint sought damages in excess of $100.0 million, exemplary or punitive damages, and other remedies.

On September 26, 2011, the Company entered into a settlement agreement (the “Settlement Agreement”) with the T-Bird Parties to settle all outstanding litigation with T-Bird. In accordance with the terms of the Settlement Agreement, T-Bird agreed to pay $33.3 million to the Company to satisfy the T-Bird promissory note that the Company purchased from T-Bird’s former lender. This settlement payment was received in November 2011 and recorded as Recovery of note receivable from affiliated entity in the Company's Consolidated Statement of Operations for the year ended December 31, 2011.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Settlement Agreement, the Company (through its subsidiary, Outback Steakhouse of Florida, LLC) granted to California Steakhouse Developer, LLC, a T-Bird affiliate, for a period of 20 years, the right to develop and operate Outback Steakhouse restaurants as a franchisee in the State of California as set forth in a development agreement dated November 23, 2011 (the “Development Agreement”).

Additionally, the Company has granted certain T-Bird affiliates (the “T-Bird Entities”) the non-transferable right (the “Put Right”) to require the Company to acquire all of the equity interests in the T-Bird Entities that own Outback Steakhouse restaurants and the rights under the Development Agreement for cash. The closing of the Put Right is subject to certain conditions including the negotiation of a transaction agreement reasonably acceptable to the parties, the absence of dissenters rights being exercised by the equity owners above a specified level and compliance with the Company's debt agreements. The Put Right is exercisable for a one-year period beginning on the date of closing of an initial public offering (an “IPO”) of at least $100 million worth of shares of the Company's or an affiliate's common stock or if the Company has not completed an IPO, for a period of 60 days after execution of a definitive agreement to sell only the Outback Steakhouse brand and all of its Company-owned Outback Steakhouse restaurants.

If the Put Right is exercised, the Company will pay a purchase price equal to a multiple of the T-Bird Entities' earnings before interest, taxes, depreciation and amortization, subject to certain adjustments (“Adjusted EBITDA”), for the trailing 12 months, net of liabilities of the T-Bird Entities. The multiple is equal to 75% of the multiple of the Company's or affiliate's Adjusted EBITDA reflected in its stock price in the case of an IPO or, in a sale of the Outback Steakhouse concept, 75% of the multiple of the Adjusted EBITDA that the Company is receiving in the sale. The Company has a one-time right to reject the exercise of the Put Right if the transaction would be dilutive to its consolidated earnings per share. In such event, the Put Right is extended until the first anniversary of the Company's notice to the T-Bird Entities of such rejection.  The Company has agreed to waive all rights of first refusal in its franchise arrangements with the T-Bird Entities in connection with a sale of all, and not less than all, of the assets, or at least 75% of the ownership of the T-Bird Entities.

Other

The Company holds a 50% ownership interest in the Brazilian Joint Venture, which was formed in 1998 for the purpose of operating Outback Steakhouse franchise restaurants in Brazil. The Company accounts for the Brazilian Joint Venture under the equity method of accounting. At December 31, 2011 and 2010, the net investment of $34.0 million and $31.0 million, respectively, was recorded in “Investments in and advances to unconsolidated affiliates, net,” and a foreign currency translation adjustment of ($3.8) million and $3.5 million, respectively, was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and the Company’s share of earnings of $6.8 million, $5.5 million and $2.7 million was recorded in “Income from operations of unconsolidated affiliates” in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively.

One of the current and one of the former owners of the Company’s primary domestic beef cutting operation have a greater than 50% combined ownership interest in SEA Restaurants, LLC, the Company’s franchisee of six Outback Steakhouse restaurants in Southeast Asia.  These individuals have not received any distributions related to this ownership interest.

19.           Variable Interest Entities

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of the Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, have been funded by loans to RY-8 from a third party where the Company provides a guarantee (see Note 11). The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $26.2 million and $9.6 million, respectively, at December 31, 2011 and $28.7 million and $10.5 million, respectively, at December 31, 2010.

The Company is also the primary beneficiary of RY-8 because its implicit variable interest in that entity, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company also consolidates RY-8.  Since RY-8’s $24.5 million line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company classifies its $24.5 million contingent obligation as guaranteed debt and the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statement of Operations entitled “Net income (loss) attributable to noncontrolling interests.”  All material intercompany balances and transactions have been eliminated.

Paradise Restaurant Group, LLC

In September 2009, the Company sold its Cheeseburger in Paradise concept, which included 34 restaurants, for $2.0 million to Paradise Restaurant Group, LLC (“PRG”), an entity formed and controlled by the president of the concept.  Based on the terms of the purchase and sale agreement, the Company determined at that time that it was the primary beneficiary and continued to consolidate PRG after the sale transaction.

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2.0 million promissory note, which is fully reserved, owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  At December 31, 2011, the maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $25.8 million related to lease payments over a period of 11 years in the event that PRG defaults on certain third-party leases, of which $23.6 million relates to lease payments to the Company’s sister company, PRP.  The Company has recorded an immaterial liability at December 31, 2011 for three of the third-party leases, as the amount charged to PRG is less than the amount the Company owes PRP.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.           Segment Reporting

The Company operates restaurants under five brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and the Company believes it meets the criteria for aggregating its six operating segments, which are the five brands and the Company's international Outback Steakhouse operations, into a single reporting segment in accordance with the applicable accounting guidance.  Approximately 9% of the Company’s total revenues for the year ended December 31, 2011 and 8% of the Company’s total revenues for the years ended December 31, 2010 and 2009 were attributable to operations in foreign countries. Approximately 4% and 6% of the Company’s total long-lived assets, excluding goodwill and intangible assets, were located in foreign countries where the Company holds assets as of December 31, 2011 and 2010, respectively.

21.           Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated (in thousands):

	DECEMBER 31, 2011	SEPTEMBER 30, 2011	JUNE 30, 2011	MARCH 31, 2011
Revenues	$955,683	$928,320	$955,546	$1,001,894
Cost of sales	303,192	300,280	305,077	317,668
Net income (loss)	39,448	(7,721)	8,090	50,111
Net income (loss) attributable to OSI Restaurant Partners, LLC	36,726	(8,510)	5,650	46,888

	DECEMBER 31, 2010	SEPTEMBER 30, 2010	JUNE 30, 2010	MARCH 31, 2010
Revenues	$911,379	$852,637	$916,980	$947,470
Cost of sales	289,504	269,997	292,149	300,301
Net income (loss)	14,666	(7,326)	19,231	1,273
Net income (loss) attributable to OSI Restaurant Partners, LLC	12,689	(7,708)	17,633	(978)

22.           Subsequent Events

Effective March 14, 2012, KHI entered into a sale-leaseback transaction with two third-party real estate institutional investors in which PRP sold 67 of its restaurant properties at fair market value for $194.9 million.  The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial term of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at the then-current fair market values.  Additionally, the original master lease agreement for the remaining 261 properties that the Company leased from PRP was amended and restated as a revised 15-year master lease with New Private Restaurant Properties, LLC (“New PRP”), another sister company.  In connection with KHI's consummation of the sale-leaseback transaction and amendment and restatement of the original master lease, PRP waived the Company's obligation to pay certain amounts that would have been payable to PRP under the original master lease. As a result, the Company reversed the $8.4 million accrual related to these amounts in its Consolidated Balance Sheet at December 31, 2011 which consequently reduced the "Provision for impaired assets and restaurant closings" in its Consolidated Statement of Operations (see Notes 7 and 18).

OSI Restaurant Partners, LLC

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and Unitholder of
OSI Restaurant Partners, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in unitholder's/ stockholders' (deficit) equity, and cash flows present fairly, in all material respects, the financial position of OSI Restaurant Partners, LLC and its subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) for each of the three years in the period ended December 31, 2011 presents fairly, in all material respects, the information set forth when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Tampa, FL
March 30, 2012

OSI Restaurant Partners, LLC

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our Independent Registered Certified Public Accounting Firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by our Independent Registered Certified Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

OSI Restaurant Partners, LLC

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

OSI Directors

Andrew B. Balson, 45, has served as a director since June 2007 and is a Managing Director of Bain Capital. Mr. Balson serves on the boards of directors of Domino's Pizza, Inc., FleetCor Technologies, Inc., and Dunkin' Brands Group, Inc. as well as a number of other private companies. The board of directors believes Mr. Balson's qualifications to serve as a member of our board include his extensive experience with global companies, his industry and financial expertise and his years of experience providing strategic advisory services to complex organizations.

Robert D. Basham, 64, is one of our Founders and has served as a director since 1991. Mr. Basham was Chief Operating Officer from 1991 until March 2005 when he resigned and became Vice Chairman of the board until June 2007. From 1988 to 1991, Mr. Basham founded the Company and developed Outback Steakhouse restaurants prior to its initial public offering in 1991. The board of directors believes Mr. Basham's qualifications to serve as a member include his extensive experience in the restaurant industry and his historical perspective of our business and strategic challenges, including his leadership as a director and executive officer for over 20 years.

J. Michael Chu, 53, has served as a director since June 2007 and is a Managing Partner of Catterton Partners, a private equity firm he co-founded in 1989. The board of directors believes Mr. Chu's qualifications to serve as a member include his extensive experience in managing capital intensive operations, international operations, corporate finance and strategic advisory services.

Philip H. Loughlin, 44, has served as a director since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1996, Mr. Loughlin was a consultant at Bain & Company and served in operating roles at Eagle Snacks, Inc. and Norton Company. Mr. Loughlin serves on the board of directors of Applied Systems, Inc., Ariel Holdings, Ltd., AMC Entertainment, Inc., and RBS WorldPay (Ship Luxo 3 S.a.r.l). The board of directors believes Mr. Loughlin's qualifications to serve as a member include his strong executive background in corporate strategic development and organizational acumen.

Mark E. Nunnelly, 53, has served as a director since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 1989, Mr. Nunnelly was a Vice President of Bain & Company, with experience in the domestic, Asian and European strategy practices. Previously, Mr. Nunnelly worked at Procter & Gamble in product management. Mr. Nunnelly serves on the board of directors of Dunkin' Brands Group, Inc. The board of directors believes Mr. Nunnelly's qualifications to serve as a member include his industry experience, his extensive experience with managing capital intensive industry operations and his strong skills in international operations and strategic planning.

Elizabeth A. Smith, 48, was appointed Chairman of our board of directors effective January 4, 2012 and has served as our Chief Executive Officer and a director since November 2009. From September 2007 to October 2009, Ms. Smith was President of Avon Products, Inc. and was responsible for its worldwide product-to-market processes, infrastructure and systems, including Global Brand Marketing, Global Sales, Global Supply Chain and Global Information Technology. In January 2005, Ms. Smith joined Avon as President, Global Brand, and was given the additional role of leading Avon North America in August 2005. Ms. Smith worked in various capacities at Kraft Foods, Inc. Ms. Smith is a member of the board of directors of Staples, Inc. The board of directors believes Ms. Smith's qualifications to serve as Chairman include her role as Chief Executive Officer, her extensive experience with global companies and retail sales, her expertise in corporate strategy development and her knowledge of marketing, sales, supply chain and information technology systems.

Chris T. Sullivan, 64, is one of our Founders and has served as a director since 1991. Mr. Sullivan was the Chairman of our board of directors from 1991 until June 2007 and was our Chief Executive Officer from 1991 until March 2005. From 1988 to 1991, Mr. Sullivan founded the Company and developed Outback Steakhouse restaurants prior to its initial public offering in 1991. Mr. Sullivan serves on the board of directors of Lightyear Network Solutions, Inc., a

OSI Restaurant Partners, LLC

provider of telecommunications services to businesses and residential consumers. The board of directors believes Mr. Sullivan's qualifications to serve as a member include his four decades of experience in the restaurant industry and his historical perspective of our business and strategic challenges, including his leadership as a director and executive officer for over 20 years.

Mark A. Verdi, 45, has served as a director since June 2007 and is a Managing Director of Bain Capital. Prior to joining Bain Capital in 2004, Mr. Verdi worked for IBM Global Services and Mainspring, Inc., a public strategy consulting firm. Mr. Verdi serves on the board of each of Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Holdings, Inc. and Styron Luxco Sarl. The board of directors believes Mr. Verdi's qualifications to serve as a member include his executive background in public and financial accounting for complex global organizations and years of experience in providing strategic advisory services.

OSI Executive Officers

David P. Berg, 50, has been the President of Outback Steakhouse International since September 2011 and our Executive Vice President since January 1, 2012. Prior to joining the Company, Mr. Berg was Executive Vice President and Chief Operating Officer of GNC Holdings, Inc., a global specialty retailer of vitamins, supplements and nutritional products that operates in 48 countries, from June 2010 to September 2011. Mr. Berg was the Executive Vice President and Chief Operating Officer - Best Buy International for Best Buy, Co., Inc. (“Best Buy”) from 2008 to 2009 and served as a Vice President and Senior Vice President for Best Buy from 2002 to 2008. Mr. Berg is a member of the board of directors of Imation Corp.

Jody L. Bilney, 50, has served as our Chief Brand Officer since January 2008 and our Executive Vice President since January 1, 2012. She was Chief Marketing Officer of Outback Steakhouse, from October 2006 to January 2008.

John W. Cooper, 59, has been the President of Bonefish Grill since August 2001 and our Executive Vice President since January 1, 2012.

Joseph J. Kadow, 55, has been the Executive Vice President and Chief Legal Officer since April 2005 and the Secretary since April 1994. He served as our Senior Vice President and General Counsel from April 1994 to April 2005.

Dirk A. Montgomery, 48, has served as our Chief Financial Officer ("CFO") and Senior Vice President since November 2005, and as an Executive Vice President since January 1, 2012 and will take on the new position of Chief Value Chain Officer upon appointment of a new CFO, with responsibility for our productivity team, the Global Supply Chain organization and the IT organization. Mr. Montgomery will remain in his current role as CFO until we hire a new Chief Financial Officer. From 2000 to 2004, Mr. Montgomery was employed as Chief Financial Officer by Express, a subsidiary of Limited Brands, Inc.

David A. Pace, 52, has served as our Chief Resources Officer and Executive Vice President since August 2010. Mr. Pace served as a consultant for Egon Zehnder International from 2009 to 2010. From 2002 to 2008, Mr. Pace served as Executive Vice President of Partner Resources for Starbucks Coffee Company. Mr. Pace has also held various positions with other companies prior to his position with Starbucks Coffee Company, including with PepsiCo, Inc. and YUM Brands.

Steven T. Shlemon, 52, has been the President of Carrabba's Italian Grill since April 2000 and our Executive Vice President since January 1, 2012.

Jeffrey S. Smith, 49, has served as President of Outback Steakhouse since April 2007 and our Executive Vice President since January 1, 2012. Mr. Smith served as a Vice President of Bonefish Grill from May 2004 to April 2007 and as Regional Vice President - Operations of Outback Steakhouse from January 2002 to May 2004.

OSI Restaurant Partners, LLC

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its senior financial officers, including its principal executive officer, president, principal financial and accounting officer, chief operating officer, controller, treasurer and chief internal auditor, if any, of OSI Restaurant Partners, LLC and of each significant subsidiary. This Code of Ethics is available to any person without charge on the Company's website at www.osirestaurantpartners.com under the “Inside the Company” and “Executive Officers” links. A copy may also be obtained by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Any future amendments or waivers of provisions granted to the Company's senior financial officers will be updated on the Company's website and available upon request, if applicable.

Audit Committee

The Audit Committee of the Board is responsible for overseeing the Company's financial reporting process on behalf of the Board and operates under a written charter adopted by the Board, which is available upon request by contacting Norma DeGuenther either (i) by mail at 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone at (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. During 2011, the Audit Committee was comprised of Messrs. Allen (until January 1, 2012), Loughlin and Chu. Mr. Loughlin serves as Chairman of the Audit Committee. The Board has not determined whether any member of the Audit Committee is an Audit Committee Financial Expert within the meaning of Item 407(d)(5) of Regulation S-K of the Exchange Act because it believes the qualifications and experience of Messrs. Allen, Loughlin and Chu are appropriate to satisfy the Audit Committee's responsibilities during 2011.

OSI Restaurant Partners, LLC

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis discusses the objectives and design of our executive compensation program. It includes a description of the compensation provided for 2011 to our executive officers who are named in the Summary Compensation Table under “Executive Compensation.” Our “Named Executive Officers” for 2011 were:

•	Elizabeth A. Smith, Chief Executive Officer

•	Dirk A. Montgomery, Chief Financial Officer

•	David Berg, Executive Vice President and President of Outback Steakhouse International, L.P., or Outback International

•	Jody L. Bilney, Executive Vice President and Chief Brand Officer

•	Joseph J. Kadow, Executive Vice President and Chief Legal Officer

Overview of Compensation Philosophy and 2011 Performance

The Compensation Committee of our Board of Directors (the “Compensation Committee”) is responsible for the Company's compensation program for our executive officers and certain other corporate level executives. The Compensation Committee's primary objective is to establish an executive compensation program that will enable the Company to attract and retain qualified executives in today's competitive market, that motivates and rewards them to achieve annual company-wide and concept-specific performance goals and that aligns management, employee and shareholder interests over the long-term. Our compensation program is designed to provide a total competitive compensation package that aligns the interests of executive officers and our shareholders by tying a significant portion of an executive's cash compensation to the achievement of annual performance goals and long-term incentive compensation to growth in the value of the Company.

We achieved strong financial performance in 2011, and we believe that our Named Executive Officers were instrumental in helping us achieve these results. Highlights of our 2011 performance include the following:

•	An increase in consolidated revenues of 5.9% to $3.8 billion, driven primarily by 4.9% growth in combined comparable-store sales at existing core domestic restaurants;

•	15 system-wide restaurant openings compared to 11 system-wide restaurant closings, across most brands, and 194 Outback Steakhouse remodels in 2011;

•	Generated $60.4 million of productivity savings in 2011, exceeding our productivity goal; and

•
Generation of Income from operations of $171.9 million in 2011 compared to $114.8 million in 2010 primarily attributable to the increase in consolidated revenues described above and a $33.3 million payment received in November 2011 from T-Bird in connection with a settlement agreement that satisfied all outstanding litigation.

This strong financial performance led to significant payments to our Named Executive Officers under our annual cash incentive plan as described under “Compensation Elements - Performance-Based Cash Incentives” below.

Compensation Setting Process

Our Compensation Committee oversees our executive compensation program and is responsible for approving the type and amount of compensation paid to our Named Executive Officers. The Compensation Committee approves employment agreements with our executive officers and administers our equity compensation plan. The Compensation

OSI Restaurant Partners, LLC

Committee also has overall responsibility for establishing, implementing and monitoring the executive compensation program for our corporate level executives other than our Named Executive Officers. Salary and target bonus amounts, as well as stock option awards for other corporate level executives, are recommended by management to the Compensation Committee for its consideration and approval.

Each of our Named Executive Officers has an employment agreement with KHI that was entered into at the time of the Merger or, if later, at the time of hire. Each employment agreement establishes, among other things, the executive's minimum base salary and minimum target bonus, measured as a percentage of base salary. Each year since the Merger, the Compensation Committee has reviewed with management whether any changes to base salary or bonus targets of our Named Executive Officers were appropriate. No changes were made to the base salaries or bonus targets of our Named Executive Officers for 2011.

The Compensation Committee did not, for compensation paid in 2011, use a compensation consultant or formally obtain competitive data, except with respect to the stock option grants described under “Long-Term Stock Incentives.”

Compensation Elements

The principal components of compensation for our Named Executive Officers consist of the following:

•	Base salary;

•	Performance-based cash incentives;

•	For our Chief Executive Officer, retention-based cash incentives;

•	Long-term stock incentives, generally in the form of stock options;

•	Other benefits and perquisites; and

•	Change in control and termination benefits.

Mix of Total Compensation

A significant percentage of cash compensation and total compensation for our Named Executive Officers is allocated to performance-based compensation. Performance-based cash incentives are targeted to approach or exceed base salaries so that a meaningful percentage of their annual cash compensation is dependent on our performance. Long-term stock incentives in the form of stock options supplement cash compensation and provide value to our executives when the Company's equity value increases. Generally, our executives are only able to realize value from stock options upon a liquidity event such as a change in control or initial public offering. Some of our Named Executive Officers hold restricted stock that was granted to them at the time of the Merger. Since the Merger, the Compensation Committee has not used restricted stock as a form of compensation for our executive officers, but the Compensation Committee may re-evaluate its use in the future. In evaluating annual compensation of our Named Executive Officers and other members of management, the Compensation Committee considers previous equity grants.

OSI Restaurant Partners, LLC

Base Salary

Base salaries are established pursuant to employment agreements with each of our Named Executive Officers and generally reflect demonstrated experience, skills and competencies. Base salary levels of our Named Executive Officers may be increased as part of the annual performance review process, upon an executive officer's promotion or other change in job responsibilities or if necessary to address internal or external equity issues as recommended by management. Base salaries of the Named Executive Officers are listed in the table below.

NAMED EXECUTIVE OFFICER	2011 BASE SALARY	CHANGE FROM 2010
Elizabeth Smith	$1,000,000	$—
Dirk A. Montgomery	472,000	—
David Berg (1)	450,000	N/A
Jody Bilney	400,000	—
Joseph J. Kadow	497,640	—
__________________

(1)	Mr. Berg was hired as President of Outback International effective September 12, 2011.

Performance-Based Cash Incentives

Cash incentives are awarded to all of our executive officers under performance-based cash incentive plans. These awards are payable based on the achievement of annually established financial objectives, which are intended to provide incentives and rewards for achievement of the Company's annual financial goals for corporate executive officers and a combination of company goals and concept goals for our executive officers who have operating responsibility at one of our concepts. The design of the bonus plans reflects the Compensation Committee's belief that a significant portion of annual compensation for each Named Executive Officer should be based on the financial performance of the Company.

Annual performance-based cash incentive targets, measured as a percentage of base salary, are set forth in each Named Executive Officer's employment agreement and are listed in the table below. The Compensation Committee believes, based on its own analysis and experience in the restaurant industry, that the total potential annual cash compensation of the Named Executive Officers is competitive with the marketplace. The following table presents the 2011 annual performance-based cash incentive target for each Named Executive Officer, as a percentage of his or her base salary.

	2011 ANNUAL PERFORMANCE-BASED
	CASH INCENTIVE TARGET,
	AS A PERCENTAGE OF
NAMED EXECUTIVE OFFICER	BASE SALARY	CHANGE FROM 2010
Elizabeth Smith	85%	—
Dirk A. Montgomery	150%	—
David Berg (1)	85%	N/A
Jody Bilney	100%	—
Joseph J. Kadow	100%	—
__________________

(1)	Mr. Berg was hired as President of Outback International effective September 12, 2011. His 2011 bonus was guaranteed at his targeted amount.

For 2011, the annual performance-based cash incentive plan for our Named Executive Officers, except for Mr. Berg (the “2011 Corporate Bonus Plan”), was based on two equally weighted measures of the Company's 2011 financial performance: Adjusted EBITDA (the “Adjusted EBITDA Bonus”) and comparable sales performance targets (the “Comparable Sales Bonus”). Under each of these measures, each named executive officer could earn up to 75% of

OSI Restaurant Partners, LLC

such executive's annual cash incentive target, with the aggregate maximum payout for each under the 2011 Corporate Bonus Plan capped at 150% of the executive's annual cash incentive target.

For purposes of the 2011 Corporate Bonus Plan, “Adjusted EBITDA” was calculated by adjusting earnings before interest, taxes, depreciation and amortization (“EBITDA”) to exclude certain stock-based compensation expenses, non-cash expenses, and significant non-recurring items. The Adjusted EBITDA Bonus was payable on a sliding scale of Adjusted EBITDA ranging from $365.0 million (representing payout at 15% of target) to a maximum payout at Adjusted EBITDA of $435.0 million (representing payout at 75% of target), with Adjusted EBITDA of $395.0 million representing payout at 50% of target. The Comparable Sales Bonus was based on the Company's 2011 comparable sales performance relative to the Company's 2011 comparable sales targets. The Comparable Sales Bonus was payable on a sliding scale of comparable sales ranging from 0% (representing payment at 25% of target) to a maximum payout at 4.1% (representing payout at 75% of target), with 2.1% representing payment at target.

Adjusted EBITDA and comparable sales performance payment levels were established by the Compensation Committee at the beginning of the year based on consideration of Company initiatives as well as industry and general economic conditions and trends, among other considerations. The actual Adjusted EBITDA Bonus payout to our Named Executive Officers under the 2011 Corporate Bonus Plan was at 65.9% of target which resulted from Adjusted EBITDA of $424.0 million. The actual Comparable Sales Bonus payout to our Named Executive Officers was at 75% of target, which resulted from Company-wide comparable sales performance of 5.7%. Accordingly, the total payouts to our Named Executive Officers under the 2011 Corporate Bonus Plan, as reported in the Summary Compensation Table, were 140.9% of their bonus targets.

For 2011, the annual performance-based cash incentive plan for Mr. Berg, President of Outback International (the “2011 Outback International Bonus Plan”), was based 50% on the 2011 Corporate Business Plan, as described above, and 50% on a bonus plan structured much like the 2011 Corporate Bonus Plan, but based on the results of Outback International. Under each of these measures, Mr. Berg could earn up to 75% of his annual cash incentive target, with the aggregate maximum payout capped at 150% of his annual cash incentive target. The Outback International component was based on two equally weighted measures of Outback International's performance: 2011 Adjusted EBITDA (the “International Adjusted EBITDA Bonus”) and comparable sales performance (the “International Comparable Sales Bonus”). The International Adjusted EBITDA Bonus was payable on a sliding scale of Adjusted EBITDA for Outback International ranging from $53.7 million (representing payout at 7.5% of target) to a maximum payout at Adjusted EBITDA of $64.7 million (representing payout at 37.5% of target), with Adjusted EBITDA of $58.7 million representing payout at target. The International Comparable Sales Bonus was based on 2011 comparable sales performance for Outback International relative to 2011 comparable sales targets. The International Comparable Sales Bonus was payable on a sliding scale of comparable sales for Outback International ranging from 1% (representing payout at 12.5% of target) to a maximum payout at 5% (representing payout at 37.5% of target), with 3% representing payment at 25% of target. For 2011, Mr. Berg's bonus was guaranteed at target pursuant to his employment agreement. The actual payment to Mr. Berg for 2011 was 145.4% of his target bonus based on the results of the 2011 Corporate Bonus Plan, Adjusted EBITDA for Outback International of $72.0 million and comparable sales for Outback International of 14.9%.

In addition to her participation in the 2011 Corporate Bonus Plan, Ms. Smith's cash bonus compensation includes two separate bonus arrangements: a retention bonus (the “KHI Retention Bonus”) and a performance-based bonus (the “KHI Incentive Bonus”). The KHI Retention Bonus provides for an aggregate bonus opportunity of $12.0 million, which is payable to Ms. Smith by KHI over a four-year period that began in 2010 in installments of $1.8 million, $3.0 million and two installments of $3.6 million, generally subject to her remaining continuously employed through the applicable payment date. The KHI Retention Bonus is structured with larger payments scheduled for the later payment dates in order to provide a greater incentive to Ms. Smith to remain employed through the full term of her employment agreement. The KHI Incentive Bonus provides for an aggregate bonus opportunity of up to $15.2 million. The KHI Incentive Bonus will generally only be paid to Ms. Smith if KHI completes an initial public offering or experiences a change in control (each a “Qualifying Liquidity Event”) and if certain performance targets are met relating to the value of KHI's common stock at the time of the Qualifying Liquidity Event. KHI entered into the KHI Incentive Bonus to further incentivize Ms. Smith to strengthen the performance of the Company and increase KHI shareholder value and

OSI Restaurant Partners, LLC

to better position KHI to realize such increased value through an initial public offering or sale of KHI or the Company.

Performance-based cash incentives earned by the Named Executive Officers are reflected in the “Summary Compensation Table” under the heading “Non-equity Incentive Plan Compensation.” Threshold, target and maximum payments for the 2011 Bonus Plan are reflected in “Grants of Plan-Based Awards for Fiscal 2011.” The installments paid with respect to Ms. Smith's KHI Retention Bonus are reflected in the Summary Compensation Table under the heading “Bonus.”

Long-Term Stock Incentives

Long-term stock incentives are designed to align a significant portion of total compensation with our long-term goal of increasing the value of the Company. At the time of the Merger, the long-term stock incentive component of the compensation package consisted of restricted stock and stock options. Since that time, long-term stock incentive awards have consisted solely of stock options and have been primarily granted to newly hired or promoted executive officers.

Stock options are designed to reward longer-term performance, facilitate equity ownership, deter recruitment of our key personnel by competitors and others and further align the interests of our executives with those of KHI's stockholders. Stock option awards under the Kangaroo Holdings, Inc. 2007 Equity Incentive Plan (the “KHI Equity Plan”) have generally been limited to our executive officers and other key employees and managers who are in a position to contribute substantially to the growth and success of the Company.

Shares acquired upon the exercise of stock options under the KHI Equity Plan are generally subject to a stockholder's agreement that contains a management call option that allows KHI to repurchase all shares purchased through exercise of stock options upon termination of employment at any time prior to the earlier of an initial public offering or a change in control. If an employee's termination of employment is a result of death or disability, by us other than for Cause or by the employee for Good Reason (see “Potential Payments upon Termination or Change in Control” section for a summary of these definitions), KHI may repurchase exercised stock under this call option at fair market value. If an employee's termination of employment is by us for Cause or by the employee without Good Reason, KHI may repurchase the stock under this call provision for the lesser of the exercise price or fair market value. Additionally, the holder of shares acquired upon the exercise of stock options is prohibited from transferring the shares to any person, subject to narrow exceptions, and should a permitted transfer occur, the transferred shares remain subject to the management call option. As a result of the transfer restrictions and call option, we do not record compensation expense for stock options that contain the call option since employees cannot realize monetary benefit from the options or any shares acquired upon the exercise of the options unless the employee is employed at the time of an initial public offering or a change in control.

In November 2009, Ms. Smith received a stock option grant that contained a modified form of the management call option for one quarter of the option shares. In accordance with accounting guidance for stock-based compensation, this form of the management call option does not preclude the Company from recording compensation expense during the vesting period. Compensation expense is not recorded for the remaining three quarters of the option shares since they are not considered vested from an accounting standpoint until the occurrence of a Qualifying Liquidity Event, as defined in Ms. Smith's stock option agreement.

On July 1, 2011, Ms. Smith was granted an option to purchase 550,000 shares of KHI common stock under the KHI Equity Plan in accordance with the terms of her employment agreement. This option has an exercise price of $10.03 per share and is subject to the modified form of the management call option that applied to one quarter of her 2009 grant. In accordance with accounting for stock-based compensation, this modified form of the call option does not preclude the Company from recording compensation expense during the service period. These options will vest and compensation expense will be recorded in equal amounts over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company.

Mr. Berg was granted an option to purchase 250,000 shares of KHI common stock under the KHI Equity Plan in

OSI Restaurant Partners, LLC

connection with his hiring in September 2011. This option has an exercise price of $10.03 per share and the shares are subject to the management call option and transfer restrictions. As a result of these provisions, among other considerations, compensation expense will not be recorded for his grant. The shares subject to the option will vest in equal amounts over a five-year period on each anniversary of his employment start date, contingent upon his continued employment with the Company, and any unvested portion will be forfeited upon termination of his employment.

On December 9, 2011, Mr. Kadow and Ms. Bilney were granted an option to purchase 134,250 and 200,800 shares of KHI common stock, respectively, under the KHI Equity Plan as one-time market adjustments based on the recommendation of the Company's compensation consultant after a review of total compensation of the officers. These options have an exercise price of $10.03 per share and the shares are subject to the management call option and transfer restrictions. As a result of these provisions, among other considerations, compensation expense has not been recorded for these grants. The options will vest in equal amounts over a five-year period on each anniversary of the grant date, contingent upon continued employment with the Company, and any unvested portion will be forfeited upon termination of employment.

See the “Grants of Plan-Based Awards for Fiscal 2011” for additional information regarding 2011 stock option grants to the Named Executive Officers.

Other Benefits and Perquisites

Under their employment agreements, the Named Executive Officers are each entitled to receive certain perquisites and personal benefits. We believe these benefits are reasonable and consistent with our overall compensation program and better enable us to attract and retain qualified employees for key positions. Such benefits include complimentary food at the Company's restaurant concepts (limited to $100 per visit and a quarterly maximum of $1,000), automobile allowances, life insurance, medical insurance, annual physical examinations, vacation, personal use of corporate aircraft for our Chief Executive Officer, and reimbursement for income taxes on certain taxable benefits. In connection with Ms. Smith's commencement of employment and transition and relocation to Florida, the Company agreed to reimburse her for certain costs related to her relocation, including travel and moving expenses and reimbursement of taxes for these amounts. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers.

We own endorsement split dollar life insurance policies with a death benefit of approximately $5.0 million for each of Messrs. Montgomery and Kadow, which were acquired in 2006. The Company is the beneficiary of the policies to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the executive. The executive's employment agreements provide that we may not terminate the arrangements regardless of continued employment, except that we may terminate Mr. Montgomery's agreement prior to January 1, 2013.

Effective October 1, 2007, we implemented a deferred compensation plan for our highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust. The deferred compensation plan allows highly-compensated employees to contribute from 5% to 90% of their base salary and up to 100% of their cash bonus on a pre-tax basis to an investment account consisting of various investment fund options. The plan permits us to make a discretionary contribution to the plan on behalf of an eligible employee from time to time; however, no such discretionary contribution has been made to date. In the event of the employee's termination of employment other than by reason of disability or death, the employee is entitled to receive the full balance in the account in a single lump sum unless the employee has completed either five years of participation or ten years of service as of the date of termination of employment, in which case, the account will be paid as elected by the employee in equal annual installments over a specified period of two to 15 years. If the employee's employment terminates due to death or disability prior to commencement of benefits, we will pay to the employee (or the employee's beneficiary if applicable) the full balance in the account in a single lump sum.

The amounts attributable to perquisites and other personal benefits provided to the Named Executive Officers are reflected in the “Summary Compensation Table” under the heading “All Other Compensation.”

OSI Restaurant Partners, LLC

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

Compensation Changes for 2012

In the fourth quarter of 2011, management engaged the consulting firm Radford (the “Compensation Consultant”) to provide comparative market data and recommendations in connection with our analysis of our cash and equity compensation practices for executive officers. As a result of this analysis, the compensation committee granted the stock options to two Named Executive Officers as described above and made market-based adjustments to base salaries and bonus targets. For 2012, Ms. Smith's base salary was reduced by $75,000 to $925,000, Ms. Bilney's base salary was increased by $50,000 to $450,000 and Mr. Kadow's base salary was increased by $2,360 to $500,000. In addition, Ms. Smith's bonus target was increased from 85% to 100% of base salary and the bonus targets for all of the other Named Executive Officers are now 85% of base salary.

Our annual performance-based cash incentive plan for 2012 (the “2012 Bonus Plan”) will be structured substantially the same as the 2011 program based on achievement of corporate-wide or concept adjusted EBITDA and comparable sales targets. However, the 2012 executives' payout under the 2012 Bonus Plan will be subject to reduction (but not increase) based on individual performance as determined by the compensation committee.

In February 2012, the compensation committee retained its Compensation Consultant. In the future, the compensation committee expects to obtain comparative market data each year as a basis for making recommendations regarding the various elements of compensation provided to our executive officers.

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

The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, the Company may revise certain programs to appropriately align accounting expenses of our equity awards with its overall executive compensation philosophy and objectives.

OSI Restaurant Partners, LLC

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

Upon completion of the Merger, we entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are the Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the management agreement, the Management Company provides management services to us until the tenth anniversary of the completion of the Merger, with one-year extensions thereafter until terminated.  The Management Company receives an aggregate annual management fee equal to $9.1 million and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $9.4 million for the year ended December 31, 2011 were included in general and administrative expenses in the Company's Consolidated Statement of Operations. Of this amount, $3.2 million was paid to Bain Capital, $0.6 million was paid to Catterton, $2.2 million was paid to Mr. Sullivan and $3.4 million was paid to the other Founders who are not members of the Compensation Committee.  The management agreement includes customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement may be terminated by the Company, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change in control.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2011.

Compensation Committee
Andrew B. Balson, Chairman
J. Michael Chu
Chris T. Sullivan

COMPENSATION-RELATED RISK

As part of its oversight and administration of our compensation programs, the Compensation Committee considered the impact of our compensation policies and programs for its employees, including its executive officers, to determine whether they present a significant risk to the Company or encourage excessive risk taking by our employees. Based on its review, the Compensation Committee concluded that the Company's compensation programs do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the Company.

OSI Restaurant Partners, LLC

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation for the three-year period ending December 31, 2011 earned by our principal executive officer, our principal financial officer and our three other most highly-compensated executive officers. These individuals are referred to as our Named Executive Officers.

							NON-
							EQUITY
							INCENTIVE	ALL
							PLAN	OTHER
				STOCK	OPTION		COMPEN-	COMPEN-
NAMED EXECUTIVE			BONUS	AWARDS	AWARDS		SATION	SATION
OFFICER	YEAR	SALARY	(1)	(2)	(2)		(3)	(4)	TOTAL
Elizabeth A. Smith
Chief Executive Officer	2011	$1,000,000	$3,000,000	$—	$3,041,066		$1,197,650	$308,523	$8,547,239
(Principal Executive	2010	1,000,000	1,800,000	—	—		1,275,000	793,998	4,868,998
Officer)	2009	115,385	107,123	—	4,447,875	(5)	—	150,235	4,820,618

Dirk A. Montgomery
Chief Financial Officer	2011	472,000	—	—	—		997,572	3,552	1,473,124
(Principal Financial and	2010	472,000	—	—	122,546	(6)	1,062,000	3,349	1,659,895
Accounting Officer)	2009	472,000	212,400	—	—		1,188,024	3,100	1,875,524

David Berg (7)
President of Outback	2011	135,616	550,000	—	1,382,303		556,155	23,104	2,647,178
Steakhouse International, LP
Executive Vice President

Jody L. Bilney	2011	400,000	217,451	—	1,094,064		563,600	4,200	2,279,315
Executive Vice President	2010	400,000	214,203	—	32,023	(6)	600,000	4,200	1,250,426
and Chief Brand Officer	2009	400,000	336,536	—	—		671,200	4,200	1,411,936

Joseph J. Kadow
Executive Vice President	2011	497,640	—	—	731,465		701,175	9,620	1,939,900
and Chief Legal Officer	2010	497,640	—	—	256,035	(6)	746,460	9,315	1,509,450
	2009	497,640	149,292	—	—		835,040	9,188	1,491,160
_________________

(1)
Bonus amounts consist of: (i) for Ms. Smith, the 2011 and 2010 bonuses are amounts paid under her KHI Retention Bonus, and the 2009 bonus is her target annual bonus, pro-rated for the number of days she was employed during 2009, (ii) for Ms. Bilney, the 2011 and 2010 bonuses and part of her 2009 bonus reflects cash paid for the vesting of a portion of her restricted stock that was granted at the time of her employment and then converted at the time of the Merger into the right to receive cash on a deferred basis, (iii) for Mr. Berg, the 2011 bonus represents $550,000 paid in 2011 as part of a one-time signing bonus of $700,000 per the terms of his employment agreement and (iv) for all named executive officers other than Ms. Smith, the 2009 bonus amounts represent a discretionary bonus at an amount equal to 30% of his or her annual cash incentive target.

(2)
Represents the aggregate grant date fair value of stock option awards. The stock option awards were valued at fair value on the grant date using the Black-Scholes option pricing model. See Note 3, “Stock-based and Deferred Compensation Plans,” within the Company's consolidated financial statements for the assumptions made to value the stock option awards.

(3)
Non-equity incentive plan compensation represents amounts earned under the 2011 and 2010 Annual Bonus Plans and the financial and OSI plan bonuses in 2009. The financial and OSI plan bonus amounts earned in 2009 were based on the achievement of specified, pre-determined levels of Adjusted EBITDA relative to a percentage of the Named Executive Officer's bonus potential.

(4)	The table below sets forth the 2011 components of “All Other Compensation.”

(5)	Aggregate grant date fair value in 2009 relates only to a portion of Ms. Smith's stock options awarded that year. See the “Outstanding

OSI Restaurant Partners, LLC

Equity Awards a Fiscal Year-End” table, including note 4 thereto. No compensation expense is included in the Summary Compensation Table with respect to the remainder of the stock options granted to her in 2009 since the performance conditions are not considered probable of occurrence. See the “Grants of Plan-Based Awards for Fiscal 2009” section in the 2009 10-K for additional details on these performance-based stock options awards.

(6)
Represents the aggregate exchange date incremental fair value of stock option awards computed in accordance with accounting guidance for stock-based compensation. The stock option awards were valued at fair value on the exchange date using the Black-Scholes option pricing model. See Note (2) to the “Outstanding Equity Awards at Fiscal Year-End” table for a description of the option exchange program.

(7)    Mr. Berg commenced employment effective September 12, 2011.

All Other Compensation

					REIMBURSEABLE
NAMED EXECUTIVE		LIFE			OTHER
OFFICER	YEAR	INSURANCE	AUTO	AIRPLANE (1)	EXPENSES (2)	TOTAL
Elizabeth Smith	2011	$—	$—	$293,789	$14,734	$308,523
Dirk A. Montgomery	2011	3,552	—	—	—	3,552
David Berg	2011	—	—	—	23,104	23,104
Jody Bilney	2011	—	4,200	—	—	4,200
Joseph J. Kadow	2011	4,820	4,800	—	—	9,620
__________________

(1)
The amount in this column reflects the aggregate incremental cost to the Company of personal use of the Company aircraft based on an hourly charge, determined to include the cost of fuel and other variable costs associated with the particular flights. Since the Company's aircraft are primarily for business travel, the Company does not include the fixed costs that do not change based on usage, including the cost to purchase the aircraft and the cost of maintenance not related to specific trips. The amount for Ms. Smith includes the reimbursement of a “gross-up” for the payment of taxes ($0.1 million). Reimbursement for tax gross-up was capped at 50 hours for Ms. Smith in 2011.

(2)	The amounts paid were for relocation-related costs and include the reimbursement of a “gross-up” for the payment of taxes: Ms. Smith ($3,897) and Mr. Berg ($5,185).

OSI Restaurant Partners, LLC

Grants of Plan-Based Awards for Fiscal 2011

Stock Options and Non-Equity Incentives

The following table summarizes for fiscal 2011 the non-equity incentive plan awards under the 2011 Bonus Plan as well as long term stock incentive awards in the form of stock options.

								ALL OTHER		GRANT
								OPTION		DATE
		ESTIMATED FUTURE PAYOUTS						AWARDS	EXERCISE	FAIR
		UNDER NON-EQUITY			ESTIMATED FUTURE PAYOUTS			NUMBER OF	PRICE	VALUE
		INCENTIVE			UNDER EQUITY INCENTIVE			SECURITIES	OF	OF
NAMED		PLAN AWARDS			PLAN AWARDS			UNDERLYING	OPTION	OPTION
EXECUTIVE	GRANT	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	OPTIONS	AWARDS	AWARDS
OFFICER	DATE	($)	($)	($)	(#)	(#)	(#)	(#)	($/Sh)	($)
Elizabeth A. Smith	—	$—	$—	$—	—	—	—	—	$—	$—
Annual Bonus Plan (1)	—	340,000	850,000	1,275,000	—	—	—	—	—	—
Stock Options (2)	7/1/11	—	—	—	—	—	—	550,000	10.03	3,041,066
Dirk A. Montgomery	—	—	—	—	—	—	—	—	—	—
Annual Bonus Plan (1)	—	283,200	708,000	1,062,000	—	—	—	—	—	—
David Berg	—	—	—	—	—	—	—	—	—	—
Annual Bonus Plan (1)	—	153,000	382,500	573,750	—	—	—	—	—	—
Stock Options (2)	7/1/11	—	—	—	—	—	—	250,000	10.03	1,382,303
Jody L. Bilney	—	—	—	—	—	—	—	—	—	—
Annual Bonus Plan (1)	—	160,000	400,000	600,000	—	—	—	—	—	—
Stock Options (2)	12/9/11	—	—	—	—	—	—	200,800	10.03	1,094,064
Joseph J. Kadow	—	—	—	—	—	—	—	—	—	—
Annual Bonus Plan (1)	—	199,056	497,640	746,460	—	—	—	—	—	—
Stock Options (2)	12/9/11	—	—	—	—	—	—	134,250	10.03	731,465
__________________

(1)	Amounts represent performance-based cash incentive awards under the 2011 Bonus Plan.

(2)
Ms. Smith was granted an option to purchase 550,000 shares of KHI common stock under the KHI Equity Plan in accordance with the terms of her employment agreement. These stock options have an exercise price of $10.03 per share and are subject to a modified form of the management call option. In accordance with accounting for stock-based compensation, this modified form of the call option does not preclude the Company from recording compensation expense during the service period. These shares will vest and compensation expense will be recorded in equal amounts over a five-year period on each anniversary of the grant date, contingent upon her continued employment with the Company. Mr. Kadow and Ms. Bilney were granted an option to purchase 134,250 and 200,800 shares of KHI common stock, respectively, under the KHI Equity Plan as one-time market adjustments to their total compensation. Their stock options have an exercise price of $10.03 per share and vest 20% on each anniversary of the grant date, contingent upon their continued employment with the Company. Compensation expense will not be recorded for their grants described above as, among other considerations, they are subject to the management call option and transfer restrictions. Mr. Berg was granted an option to purchase 250,000 shares of KHI common stock under the KHI Equity Plan in connection with his hiring. His stock options have an exercise price of $10.03 per share and vest 20% on each anniversary of his employment start date, contingent upon his continued employment with the Company. He forfeits any portion of an option that is unvested upon his termination date. Compensation expense will not be recorded for his grant as, among other considerations, it is subject to the management call option and transfer restrictions.

OSI Restaurant Partners, LLC

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding stock options and unvested restricted stock awards for each Named Executive Officer as of December 31, 2011. The holder of restricted stock has the right to vote and receive dividends with respect to the shares, but may not transfer or otherwise dispose of the shares. The unvested portion of each restricted stock award is subject to forfeiture if the holder's employment terminates prior to vesting.

	OPTION AWARDS					STOCK AWARDS
			EQUITY
			INCENTIVE
			PLAN AWARDS:			SHARES OF
			NUMBER OF			RESTRICTED
			SECURITIES	OPTION		STOCK AWARDS
	NUMBER OF		UNDERLYING	EXERCISE		THAT HAVE
	SECURITIES UNDERLYING		UNEXERCISED	PRICE	OPTION	NOT VESTED
	UNEXERCISED OPTIONS (#)		UNEARNED	PER	EXPIRATION	NUMBER OF	MARKET
NAMED EXECUTIVE	EXERCISABLE	UNEXERCISABLE	OPTIONS	SHARE	DATE	SHARES	VALUE
OFFICER		(1)	(#)	(2)		(#) (1)	(3)
Elizabeth A. Smith
Stock Options - Grant A - Tranche A (4)(5)	435,000	652,500	—	$6.50	11/16/2019	—	$—
Stock Options - Grant A - Tranche B, C, D (4)(6)	—	—	3,262,500	6.50	11/16/2019	—	—
Stock Options - Grant B	—	550,000	—	10.03	7/1/2021	—	—
Dirk A. Montgomery	107,148	45,923	—	6.50	6/14/2017	82,300	989,246
David Berg	—	250,000	—	10.03	7/1/2021	—	—
Jody Bilney	—	—	—	—	—	20,575	247,312
Stock Options - Grant A	22,000	18,000	—	6.50	2/11/2018	—	—
Stock Options - Grant B	—	200,800	—	10.03	12/9/2021	—	—
Joseph J. Kadow
Stock Options - Grant A	223,866	95,944	—	6.50	6/14/2017	—	—
Stock Options - Grant B	—	134,250	—	10.03	12/9/2021	—	—
__________________

(1)
Stock option grants vest and become nominally exercisable in 20% increments over a period of five years contingent on continued employment. See “Potential Payments upon Termination or Change in Control” for additional information regarding accelerated vesting on certain terminations of employment.

(2)
In March 2010, KHI offered all then active executive officers, other than Ms. Smith (since her stock options already had an exercise price of $6.50 per share), and all other than active employees of the Company the opportunity to exchange outstanding stock options with an exercise price of $10.00 per share for the same number of replacement stock options with an exercise price of $6.50 per share. Under the exchange program, the vested portion of the eligible stock options as of the grant date of the replacement stock options were exchanged for stock options that were fully vested. The unvested portion of the exchanged stock options were exchanged for unvested replacement stock options that vest and become exercisable over a period of time that is equal to the remaining vesting period of the exchanged stock options, plus one year, subject to the participant's continued employment through the new vesting date. All eligible stock options were exchanged pursuant to the exchange program. The original stock options were cancelled, and the issuance of the replacement stock options occurred on April 6, 2010.

(3)	Market value is calculated by multiplying $12.02, which is the fair market value of a share of KHI common stock on December 31, 2011 by the number of shares subject to the award.

(4)
On November 16, 2009, KHI granted Ms. Smith an option to purchase an aggregate of 4,350,000 shares of KHI common stock under the KHI Equity Plan in four tranches (A-D) of 1,087,500 options each. The stock options have a term of ten years and an exercise price of $6.50, which represents an amount equal to or greater than the fair market value of a share of KHI common stock on the date the option was granted. The options vest in five equal annual installments, with accelerated vesting upon a termination of employment without cause or for good reason, each as defined in Ms. Smith's employment agreement (50% in the event of a termination of employment other than after a qualifying change in control and 100% in the event of a termination of employment following a qualifying change in control). In accordance with the accounting guidance for stock-based compensation, 3,262,500 of the options (tranches B, C and D) are not considered probable of occurrence since a Qualifying Liquidity Event was not probable at the time of grant. As such, there is no associated fair value on the grant date. The stock options, to the extent vested, will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith's employment, depending on the type of stock option and the nature of the termination, except that all stock options, whether or not then vested, will be forfeited upon a termination for cause.

OSI Restaurant Partners, LLC

(5)
Tranche A stock options vest and become exercisable in equal installments on each of November 16, 2010, 2011, 2012, 2013 and 2014, generally subject to Ms. Smith remaining continuously employed on each vesting date.

(6)
Tranches B, C and D stock options vest in equal installments on each of November 16, 2010, 2011, 2012, 2013 and 2014, generally subject to Ms. Smith remaining continuously employed through each vesting date, and will only become exercisable (to the extent then vested) upon a Qualifying Liquidity Event in which the value of KHI's common stock at such Qualifying Liquidity Event exceeds a certain minimum threshold ranging from $5.00 per share to $10.00 per share, depending on the particular tranche.

Option Exercises and Restricted Stock Vested for Fiscal 2011

The following table summarizes the vesting of restricted stock during fiscal 2011. No stock options were exercised during fiscal 2011:

	OPTION AWARDS		RESTRICTED STOCK AWARDS
	NUMBER OF		NUMBER OF
	SHARES	VALUE	SHARES	VALUE
NAMED	ACQUIRED	REALIZED	ACQUIRED	REALIZED
EXECUTIVE	ON EXERCISE	ON EXERCISE	ON VESTING	ON VESTING
OFFICER	(#)	($)	(#)	($) (1)
Elizabeth Smith	—	$—	—	$—
Dirk A. Montgomery	—	—	82,300	785,965
David Berg	—	—	—	—
Jody Bilney	—	—	20,575	196,491
Joseph J. Kadow	—	—	—	—
__________________

(1)
Value realized on vesting of restricted stock awards is calculated by multiplying the estimated fair market value of KHI common stock on June 14, 2011 ($9.55 per share) by the number of shares vesting.

On June 14, 2011, 82,300 and 20,575 shares of KHI restricted stock issued to Mr. Montgomery and Ms. Bilney, respectively, vested. In accordance with the terms of the Employee Rollover Agreements and the Restricted Stock Agreements entered into with the executives at the time of the Merger, KHI loaned approximately $0.3 million and $0.1 million to these individuals, respectively, in June 2011 for their personal income tax and associated interest obligations that resulted from vesting. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock. The total outstanding balances of restricted stock loans for the Named Executive Officers as of December 31, 2011 were as follows: Mr. Montgomery, $0.8 million, Mr. Kadow, $0.4 million and Ms. Bilney, $0.2 million. During the first quarter of 2012, these officers repaid their entire loan balances.

Pension Benefits

The Company does not sponsor any defined benefit pension plans.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Deferred Compensation Plans

The Company has a Deferred Compensation Plan for its highly-compensated employees who are not eligible to participate in the OSI Restaurant Partners, LLC Salaried Employees 401(k) Plan and Trust, as described in “Compensation Elements - Other Benefits and Perquisites.”

OSI Restaurant Partners, LLC

The following table summarizes current year contributions to the Company's Deferred Compensation Plan by each of the Named Executive Officers who participated along with aggregate gains for the year and the aggregate balance as of December 31, 2011. The Company did not make any contributions to the Deferred Compensation Plan during 2011. Named Executive Officers are fully vested in all contributions to the plan. The amounts listed as executive contributions are included as “Salary” in the “Summary Compensation Table.” Aggregate earnings of the Deferred Compensation Plan are not included in the “Summary Compensation Table.”

NAMED	EXECUTIVE	AGGREGATE	WITHDRAWALS/	AGGREGATE
EXECUTIVE	CONTRIBUTIONS	EARNINGS	DISTRIBUTIONS	BALANCE AT
OFFICER	IN 2011	IN 2011	IN 2011	DECEMBER 31, 2011
Dirk A. Montgomery	$47,200	$(3,277)	$—	$384,031

Potential Payments upon Termination or Change in Control

Summary of Employment Agreements and Other Compensatory Arrangements

We have entered into employment agreements and other arrangements with each of our Named Executive Officers that provide certain rights and benefits upon termination of employment and/or a change in control. See the table included under “Executive Benefits and Payments upon Separation” below for the amount of compensation payable under the employment agreements and other arrangements described below to the individuals serving as Named Executive Officers as of the end of fiscal 2011.

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

•
By the Company for Cause. For purposes of her employment agreement, “Cause” is defined to include: her (i) willful failure to perform, or gross negligence in the performance of, her duties and responsibilities to the Company or its affiliates (other than any such failure from incapacity due to physical or mental illness), subject to notice and cure periods, (ii) indictment or conviction of or plea of guilty or nolo contendere to a felony or other crime involving moral turpitude, (iii) engaging in illegal misconduct or gross misconduct that is intentionally harmful to the Company or its affiliates, or (iv) any material and knowing violation by her of any covenant or restriction contained in her employment agreement or any other agreement entered into with the Company, KHI, or any of their respective affiliates;

•	By the Company other than for Cause;

•
By Ms. Smith for Good Reason. For purposes of her employment agreement, "Good Reason" is defined to include: (i) a material diminution in the nature or scope of the executive's duties, authority or responsibilities, including, without limitation, loss of membership on the Board of Directors of the Company or the KHI Board of Directors (with certain listed exceptions), (ii) a reduction of her annual base salary or annual target cash bonus, (iii) the Company requiring her to be based at a location in excess of 50 miles from the location of the Company's principal executive offices in Tampa, Florida as of the effective date of her employment agreement, or (iv) a material breach by the Company or KHI of its

OSI Restaurant Partners, LLC

obligations under her employment agreement or the KHI Retention Bonus agreement; or

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

KHI Retention Bonus

On a termination of Ms. Smith's employment by the Company without Cause or by her for Good Reason, she will be entitled to receive any then unpaid amounts of the KHI Retention Bonus, whether vested or unvested, and this amount will be reduced (but not below zero) by the severance amount provided under her employment agreement as described above.

KHI Incentive Bonus

Ms. Smith's KHI Incentive Bonus is divided into four tranches (A-D) of $3.8 million each. Tranche A vests 20% over five years and is paid on the earlier of a Qualifying Liquidity Event or the tenth anniversary of the KHI Incentive Bonus agreement. The other tranches also vest 20% over five years, but are generally only payable in the event of a Qualifying Liquidity Event meeting applicable performance targets for each tranche. If Ms. Smith's employment is terminated by the Company other than for Cause or by her for Good Reason prior to the occurrence of a Qualifying Liquidity Event, the vested portion and 50% of the unvested portion of the tranche A KHI Incentive Bonus will be payable to Ms. Smith upon such termination. In addition, after such a termination, the vested portion and 50% of the unvested portions of the other tranches of the KHI Incentive Bonus (or a percentage thereof) may become payable upon a subsequent Qualifying Liquidity Event meeting applicable performance targets for each tranche. If such termination occurs following a change in control all of the tranche A KHI Incentive Bonus will be payable to Ms. Smith, and, if such change in control meets applicable performance targets for each tranche, the other tranches of the KHI Incentive Bonus will be payable to Ms. Smith to the extent earned. If Ms. Smith is employed by the Company on the first anniversary of a change in control (or a change in control that meets the relevant performance targets, as applicable), to the extent earned, the then unpaid portion of the KHI Incentive Bonus will be paid to her.

If Ms. Smith's employment is terminated by reason of her death or Disability, Ms. Smith (or her estate) will be entitled to receive the vested portion of the tranche A KHI Incentive Bonus as of the date of such termination. If a Qualifying Liquidity Event occurs within one year following such a termination, Ms. Smith (or her estate) may also be entitled to receive the vested portions of the other tranches of the KHI Incentive Bonus to the extent such Qualifying Liquidity

OSI Restaurant Partners, LLC

Event meets applicable performance targets for each tranche.

Upon a voluntary termination of employment, Ms. Smith will not receive any of the KHI Incentive Bonus unless and until a subsequent Qualifying Liquidity Event occurs. Upon such an occurrence, Ms. Smith would be entitled to receive the vested portion of the tranche A KHI Incentive Bonus (as of the date of her termination) and the vested portions of the other tranches of the KHI Incentive Bonus (as of the date of her termination) to the extent the Qualifying Liquidity Event meets applicable performance targets for each tranche.

If Ms. Smith's employment terminates following an initial public offering that does not meet the applicable share price performance targets, Ms. Smith (or her estate) will be entitled to receive the then time-vested portion of this bonus if the relevant share price targets are subsequently met in the one-year period following her termination in the case of termination due to death or Disability or the 90-day period following any other termination of employment.

In the case of a termination for Cause, any unpaid portion of the KHI Incentive Bonus will be forfeited in its entirety.

Rights and Potential Payments upon Termination or Change in Control: Messrs. Montgomery and Kadow

Mr. Montgomery and Mr. Kadow entered into employment agreements with the Company as of June 14, 2007, the Merger closing date. The employment agreements have been amended since that time. Their employment agreements, as amended, were for an original term of five years commencing on June 14, 2007 and expiring on the fifth anniversary thereof. The terms of their employment agreements are automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

The employment of each executive may be terminated as follows:

•	Upon the executive's death or Disability (as such term is defined in the agreement); or

•
By the Company for Cause. For purposes of their agreements, for Mr. Montgomery “Cause” is defined to include: his (i) gross neglect of duty or prolonged absence from duty (other than any such failure resulting from incapacity due to physical or mental illness), subject to notice and cure periods; (ii) conviction or a plea of guilty or nolo contendere with respect to commission of a felony under federal law or in the last of the stage in which such action occurred; (iii) the willful engaging in illegal misconduct or gross misconduct that is materially and demonstrably injurious to the Company or (iv) any material violation of any material covenant or restriction contained in their employment agreements. For Mr. Kadow, “Cause” means any of the following: (i) conviction or plea of guilty or nolo contendere with respect to commission of a felony under federal law or under the law of the state in which such action occurred or (ii) the willful engaging in illegal misconduct or gross misconduct that is materially and demonstrably injurious to the Company;

•	At the election of the Company, at any time and including in the event of a determination by the Company to cease business operations;

•
By the executive for Good Reason. For purposes of their agreements, “Good Reason” is defined to include: (i) the assignment to the executive of any duties inconsistent in any respect with the executive's position, duties or responsibilities as in effect immediately prior to the effective date, or any diminution in such position, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and that is promptly remedied by the Company; (ii) a reduction by the Company in the executive's base salary or benefits as in effect immediately prior to the effective date; (iii) the Company requiring the executive to be based at or generally work from any location more than 50 miles from the location at which the executive was based or generally worked immediately prior to the effective date or (iv) the failure by the Company to provide the fringe benefits provided for in their agreements; or

•	By the executive without Good Reason.

OSI Restaurant Partners, LLC

For all purposes of their agreements, termination for Cause shall be deemed to have occurred on the date of the executive's resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

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

Rights and Potential Payments upon Termination or Change in Control: Ms. Bilney

Ms. Bilney entered into an employment agreement with the Company effective October 1, 2006 and amended effective February 5, 2008. Her employment agreement was for an original term of five years, commencing on October 1, 2006 and expiring on the fifth anniversary thereof. The term of her employment agreement is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Ms. Bilney's employment may be terminated as follows:

•	Upon her death or Disability (as such term is defined in the agreement);

•
By the Company for Cause. For purposes of her agreement, “Cause” is defined to include: (i) her failure to perform the duties assigned to her in a manner satisfactory to the Company, in its sole discretion; (ii) any dishonesty in her dealing with the Company or its affiliates, the commission of fraud by her, negligence in the performance of her duties, insubordination, willful misconduct, or her conviction (or plea of guilty or nolo contendere) of any felony or any other crime involving dishonesty or moral turpitude; (iii) any violation of any covenant or restriction contained in specified sections of her employment agreement; or (iv) any violation of any material published policy of the Company or its affiliates.

•
At the election of the Company, including upon the sale of majority ownership interest in the Company or substantially all the assets of the Company or in the event of a determination by the Company to cease business operations.

For all purposes of her agreement, termination for Cause shall be deemed to have occurred on the date of the executive's resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

OSI Restaurant Partners, LLC

Ms. Bilney's employment agreement provides that she will receive severance benefits in the event of a termination of employment by the Company without Cause. Under these circumstances, she will be entitled to receive an amount equal to the sum of the base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to her under her employment agreement.

Rights and Potential Payments upon Termination or Change in Control: Mr. Berg

Mr. Berg entered into an employment agreement with Outback International effective September 12, 2011 and amended effective November 4, 2011. The initial term of his employment agreement is for a period of five years commencing on September 12, 2011 and expiring on the seventh anniversary thereof subject to earlier termination as described in the termination section of the agreement as explained below. The term of his employment agreement is automatically renewed for successive renewal terms of one year unless either party elects not to renew by giving written notice to the other party not less than 60 days prior to the start of any renewal term.

Mr. Berg's employment may be terminated as follows:

•	Upon his death or Disability (as such term is defined in the agreement);

•
By Outback International for Cause. For purposes of his agreement, “Cause” is defined to include: (i) any dishonesty in his dealing with Outback International, the commission of fraud by the executive, negligence in the performance of his duties, insubordination, willful misconduct, or his conviction (or plea of guilty or nolo contendere) of any felony or any other crime involving dishonesty or moral turpitude; (ii) any violation of any covenant or restriction contained in his employment agreement; or (iii) any violation of any material published policy of Outback International or its affiliates;

•
At the election of Outback International, including upon the sale of majority ownership interest in the Company or substantially all the assets of the Company or in the event of a determination by the Company to cease business operations; or

•	By Outback International in its sole discretion, for any reason or no reason.

For all purposes of his agreement, termination for Cause shall be deemed to have occurred on the date of the executive's resignation when, because of existing facts and circumstances, subsequent termination for Cause can be reasonably foreseen.

Mr. Berg's employment agreement provides that he will only receive severance benefits in the event of a termination of employment if his employment is terminated by Outback International in its sole discretion, for any reason or no reason. In this case, he will be entitled to receive as full and complete severance compensation an amount equal to the sum of his base salary then in effect payable bi-weekly for one year. A change in control does not trigger any severance payments to him under his employment agreement.

Stock Options and Restricted Stock

The treatment of equity awards held by the Named Executive Officers upon a termination of employment and/or a change in control is described below.

Stock Option Plans: Ms. Smith

Pursuant to the terms of Ms. Smith's option agreement with KHI, upon a termination of Ms. Smith's employment with the Company by her for Good Reason or by the Company other than for Cause, Ms. Smith will be entitled to receive accelerated vesting of her outstanding options (50% in the event of a termination of employment other than after a qualifying change in control and 100% in the event of a termination of employment following a qualifying change in

OSI Restaurant Partners, LLC

control). A portion of Ms. Smith's outstanding stock options will become exercisable only following an initial public offering or a change in control in which the value of KHI's common stock exceeds certain minimum thresholds. All of a portion of the options, to the extent vested, will remain outstanding for a period ranging from 90 days to three years in the case of a termination of Ms. Smith's employment, depending on the type of option and the nature of the termination, except that all options, whether or not then vested, will be forfeited on a termination for Cause.

Stock Options and Restricted Stock: Mr. Montgomery, Mr. Kadow, Ms. Bilney and Mr. Berg

Pursuant to agreements with Mr. Montgomery, Mr. Kadow, Ms. Bilney and Mr. Berg, any then outstanding unvested stock options will terminate upon any termination of employment (in connection with a change in control or otherwise).

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

All of Mr. Kadow's restricted stock awards are vested. Mr. Berg does not have any outstanding restricted stock awards.

Restrictive Covenants

Each of the Named Executive Officers is subject to non-competition and other restrictive covenants under his or her employment agreement. Based on the terms of their agreements, each Named Executive Officer has agreed not to compete with us during his or her employment and for a specified period of time following a termination of employment for any reason (Ms. Smith, Ms. Bilney and Mr. Berg for a period of 24 months and Messrs. Montgomery and Kadow for a period of 12 months). Each Named Executive Officer's continued compliance with this non-competition covenant is a condition to the Company's obligation to pay the severance amounts due under his or her employment agreement, and in the case of Ms. Smith, any amounts due under her KHI Retention Bonus agreement.

Tax Gross-Up

If a “change in control” under Treasury Regulations 1.280G-1 occurs, the Company and the executives, other than Ms. Smith, have agreed to use commercially reasonable best efforts to take such actions as may be necessary to avoid the imposition of any excise tax imposed by Section 4999 of the Code on the executive, including seeking to obtain stockholder approval in accordance with the terms of Section 280G(b)(5) of the Code. In the case of Ms. Smith, if she does not request that the Company seek the stockholder approval referenced in the preceding sentence, the Company will provide her with a gross-up for 50% of any excise taxes imposed under Section 4999 of the Code.

Life Insurance

We maintain endorsement split dollar life insurance policies with a $5 million death benefit for each of Messrs. Montgomery and Kadow. The beneficiary of the policies is the Company to the extent of premiums paid or the cash value, whichever is greater, with the balance being paid to a personal beneficiary designated by the Named Executive Officer. The Company has agreed not to terminate the arrangements regardless of continued employment except that the Company may terminate Mr. Montgomery's agreement prior to his completion of seven years of employment with the Company commencing January 1, 2006.

In the event of termination by the Company without Cause or a termination by the executive for Good Reason, the Company will pay the remaining premiums under the policy terms and the Named Executive Officer will become fully

OSI Restaurant Partners, LLC

vested.

Executive Benefits and Payments upon Separation

The table below reflects the amount of compensation payable under the employment agreements and arrangements described above to the individuals serving as Named Executive Officers following a termination of employment (i) by the Company without Cause or by the executive for Good Reason without a change in control, (ii) by the Company without Cause or by the executive for Good Reason, following a change in control, (iii) by the executive voluntarily, (iv) as a result of Disability or (v) as a result of death, in each case, assuming that such termination of employment occurred on December 31, 2011. No payments or benefits are due to the Named Executive Officers following a termination of employment for Cause. The table assumes that the change in control transaction resulted in per share consideration of $12.02, which was the fair market value of a share of KHI common stock on December 31, 2011, as determined by an independent stock valuation. The actual amounts to be paid upon a termination of employment or a change in control can only be determined at the time of such executive's separation from the Company, or upon the occurrence of a change in control (if any).

NAMED EXECUTIVE OFFICER	EXECUTIVE PAYMENTS AND BENEFITS UPON SEPARATION	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON WITHOUT CHANGE IN CONTROL	INVOLUNTARY TERMINATION WITHOUT CAUSE OR TERMINATION BY EXECUTIVE FOR GOOD REASON WITH CHANGE IN CONTROL	VOLUNTARY TERMINATION	DISABILITY	DEATH
	(1)	($)	($)	($)	($)	($)
Elizabeth Smith (2)	Severance	$3,700,000	$3,700,000	$—	$—	$—
	Stock Options (3)	4,202,100	21,045,000	—	2,401,200	2,401,200
	KHI Incentive Bonus	2,664,375	15,225,000	—	1,522,500	1,522,500
	KHI Retention Bonus	3,500,000	3,500,000	—	—	—
	Total	$14,066,475	$43,470,000	$—	$3,923,700	$3,923,700

Dirk A. Montgomery	Severance	$1,625,332	$1,625,332	$—	$—	$—
	Stock Options (3)	591,457	591,457	591,457	591,457	591,457
	Health and Welfare Benefits	7,940	7,940	—	—	—
	Split Dollar Life Insurance (4)	—	—	—	—	5,000,000
	Restricted Stock (5)	989,246	989,246	—	989,246	989,246
	Total	$3,213,975	$3,213,975	$591,457	$1,580,703	$6,580,703

David Berg	Severance (7)	$450,000	$—	$—	$—	$—
	Stock Options (3)	—	—	—	—	—
	Total	$450,000	$—	$—	$—	$—

Jody Bilney	Severance (6)	$400,000	$—	$—	$—	$—
	Stock Options (3)	121,440	121,440	121,440	121,440	121,440
	Restricted Stock (5)	247,312	247,312	—	247,312	247,312
	Total	$768,752	$368,752	$121,440	$368,752	$368,752

Joseph J. Kadow	Severance	$1,308,296	$1,308,296	$—	$—	$—
	Stock Options (3)	1,235,740	1,235,740	1,235,740	1,235,740	1,235,740
	Health and Welfare Benefits	14,442	14,442	—	—	—
	Split Dollar Life Insurance (4)	—	—	—	—	5,000,000
	Total	$2,558,478	$2,558,478	$1,235,740	$1,235,740	$6,235,740
__________________
(1)    Amounts in the table do not include amounts for accrued but unpaid base salary, annual bonus or other expenses.

(2)	This table assumes that Ms. Smith has requested that the Company seek shareholder approval of payments in connection with the

OSI Restaurant Partners, LLC

assumed change in control and that she is therefore not entitled to a 50% excise tax gross-up. It also assumes that Ms. Smith is not entitled to a pro-rata bonus on a termination due to death or disability since she is assumed to have been employed until the end of the fiscal year.

(3)
Amounts represent intrinsic value of vested stock options since the fair market value of a share of KHI common stock, as of December 31, 2011, was greater than the exercise price of the stock options held by the Named Executive Officers.

(4)
See “Compensation Discussion and Analysis - Compensation Elements - Other Benefits and Perquisites” for discussion of the split dollar life insurance policies. The amounts in the table represent the amounts due to the personal beneficiaries designated by the Named Executive Officers and are reduced by the premiums paid by the Company or the cash value, whichever is greater.

(5)
The fair market value of the unvested restricted stock due to Mr. Montgomery and Ms. Bilney under these termination circumstances is determined based on the number of shares of restricted stock times $12.02, which is the fair market value of a share of KHI common stock on December 31, 2011.

(6)	Ms. Bilney's severance (base salary in effect at termination) is only payable upon termination of employment by the Company without cause (as defined in her employment agreement).

(7)
Mr. Berg's severance (base salary in effect at termination) is only payable in the event his employment is terminated at the election of Outback International in its sole discretion, for any reason or no reason.

DIRECTOR COMPENSATION

The following table summarizes the amounts earned and paid to members of the Board of Directors of Kangaroo Holdings, Inc. and the Board of Directors of OSI Restaurant Partners, LLC:

CHANGE IN
PENSION VALUE
AND
	FEES			NON-EQUITY	NONQUALIFIED
	EARNED			INCENTIVE	DEFERRED	ALL
	OR PAID	STOCK	OPTION	PLAN	COMPENSATION	OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
NAME	($)	($)	($)	($)	($)	($)	($)
A. William Allen III (a)	$200,000	$—	$—	$—	$—	$4,200	$204,200
Andrew Balson (b)	—	—	—	—	—	—	—
Robert D. Basham (c)	—	—	—	—	—	325,300	325,300
J. Michael Chu (b)	—	—	—	—	—	—	—
Philip Loughlin (b)	—	—	—	—	—	—	—
Mark Nunnelly (b)	—	—	—	—	—	—	—
Elizabeth A. Smith	*	*	*	*	*	*	*
Chris T. Sullivan (c)	—	—	—	—	—	323,100	323,100
Mark Verdi (b)	—	—	—	—	—	—	—
_________________
*    See “Summary Compensation Table”

(a)
Mr. Allen received an annual retainer of $0.2 million for serving as the Chairman of the Board of Directors and received $4,200 for life insurance. Mr. Allen resigned from the Board of Directors effective January 1, 2012.

(b)	Directors are associated with Bain Capital Partners, LLC or Catterton Management Company, LLC, and do not receive compensation for services on the Board of Directors.

(c)
Mr. Basham and Mr. Sullivan are Founders of the Company and serve on the Board of Directors. As result of the termination of their employment agreements effective October 1, 2010, each Founder received a severance payment of $0.6 million, which is equal to the amount of base salary due the Founder through the later of the termination date of the employment agreement or 24 months. The severance payments are payable bi-weekly over a two-year period from their termination dates. The amounts in the table include $25,300 and $23,100, for Mr. Basham and Mr. Sullivan, respectively, for life insurance and $0.3 million each in severance payments received during 2011.

OSI Restaurant Partners, LLC

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLANS

This section is not applicable as the Company does not have any equity securities authorized for issuance under equity compensation plans as of December 31, 2011.

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

The following table describes the beneficial ownership of Kangaroo Holdings, Inc. common stock as of March 15, 2012 (except as noted) by each person known to the Company to beneficially own more than five percent of Kangaroo Holdings, Inc.’s common stock, each director, each named executive officer in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following March 15, 2012. The beneficial ownership percentages reflected in the table below are based on 106,516,725 shares of Kangaroo Holdings, Inc.’s common stock outstanding as of March 15, 2012.

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

	AMOUNT AND NATURE OF BENEFICIALLY	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNED	CLASS
Bain Capital Partners and Related Funds (1)	70,075,000	65.79%
Catterton Partners and Related Funds (2)	14,500,000	13.61%
Andrew B. Balson (1) (3)	70,075,000	65.79%
Robert D. Basham (4)	8,604,652	8.08%
David P. Berg (5)	—	*
Jody L. Bilney (6)	130,875	*
J. Michael Chu (2) (7)	14,500,000	13.61%
Joseph J. Kadow (8)	532,491	*
Philip Loughlin (1) (3)	70,075,000	65.79%
Dirk A. Montgomery (9)	518,648	*
Mark Nunnelly (1) (3)	70,075,000	65.79%
Elizabeth A. Smith (10)	1,740,000	1.61%
Chris T. Sullivan (11)	5,929,331	5.57%
Mark Verdi (1) (3)	70,075,000	65.79%
All directors and executive officers as a group	18,584,648	17.01%
__________________
* Indicates less than one percent of common stock.

(1)	Represents 54,006,582 shares of common stock held by Bain Capital (OSI) IX, L.P., a Delaware limited partnership (“Bain (OSI) IX”),

OSI Restaurant Partners, LLC

15,295,203 shares of common stock held by Bain Capital (OSI) IX Coinvestment, L.P., a Delaware limited partnership (“Bain (OSI) IX-Co”), 637,456 shares of common stock held by Bain Capital Integral 2006, LLC, a Delaware limited liability company (“Integral 06”), 126,959 shares of common stock held by BCIP TCV, LLC, a Delaware limited liability company (“BCIP TCV”), and 8,800 shares of common stock held by BCIP Associates-G, a Delaware general partnership (“BCIP-G,” and collectively with Bain (OSI) IX, Bain (OSI) IX-Co, Integral 06 and BCIP TCV, the “Bain Stockholders”). Bain Capital Partners IX, L.P., a Cayman Islands exempted limited partnership (“BCP IX”), is the general partner of each of Bain (OSI) IX and Bain (OSI) IX-Co. Bain Capital Investors, LLC, a Delaware limited liability company (“BCILLC”), is the general partner of BCP IX, the administrative member of each of Integral 06 and BCIP TCV, and the managing partner of BCIP-G.  By virtue of these relationships, BCILLC may be deemed to have voting and dispositive power with respect to the 70,075,000 shares of common stock held by the Bain Stockholders. BCILLC expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Act of 1934 and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the Bain Stockholders, BCP IX and BCILLC is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

(2)
Represents shares held of record by Catterton Partners VI -Kangaroo, L.P. (“Catterton Partners VI”), a Delaware limited partnership, and Catterton Partners VI - Kangaroo Coinvest, L.P. (“Catterton Partners VI,  Coinvest”), a Delaware limited partnership. Catterton Managing Partner VI, L.L.C. (“Catterton Managing Partner VI”), a Delaware limited liability company, is the general partner of Catterton Partners VI and Catterton Partners VI, Coinvest. CP6 Management, L.L.C. (“CP6 Management,” and together with Catterton Partners VI, Catterton Partners VI, Coinvest, and Catterton Managing Partner VI collectively, “Catterton Partners and Related Funds”), a Delaware limited liability company, is the managing member of Catterton Managing Partner VI and as such exercises voting and dispositive control over the shares held of record by Catterton Partners VI and Catterton Partners VI, Coinvest.

(3)
Each of Messrs. Balson, Loughlin, Nunnelly and Verdi is a Managing Director of BCILLC, and by virtue of this and the relationships described in Footnote (1) above, each may be deemed to share voting and dispositive power with respect to all of the shares of common stock held by the Bain Stockholders. Messrs. Balson, Loughlin, Nunnelly and Verdi expressly disclaim beneficial ownership of any securities owned beneficially or of record by any person(s) other than themselves for purposes of Section 13(d)(3) and Rule 13d-3 of the Securities Exchange Commission Act of 1934 and expressly disclaim beneficial ownership of any such securities except to the extent of their pecuniary interests therein. The business address of Messrs. Balson, Loughlin, Nunnelly and Verdi is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

(4)
Shares owned by RDB Equities, Limited Partnership, an investment partnership (“RDBLP”). Mr. Basham is a limited partner of RDBLP and the sole member of RDB Equities, LLC, the sole general partner of RDBLP.

(5)	Does not include 250,000 shares subject to stock options that are not exercisable within 60 days of March 15, 2012 by Mr. Berg.

(6)
Includes 20,575 shares of restricted stock that vest on June 14, 2012 and 20,575 shares of restricted stock that vest on June 14, 2013. Also includes 28,000 shares subject to stock options that Ms. Bilney has the right to acquire within 60 days of March 15, 2012 at an exercise price of $6.50 per share. Does not include 212,800 shares subject to stock options that are not exercisable within 60 days of March 15, 2012.

(7)
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

(8)
Includes 223,866 shares subject to stock options that Mr. Kadow has the right to acquire within 60 days of March 15, 2012 at an exercise price of $6.50 per share. Does not include 230,194 shares subject to stock options that are not exercisable within 60 days of March 15, 2012.

(9)
Includes 82,300 shares of restricted stock that vest on June 14, 2012 and 82,300 shares of restricted stock that vest on June 14, 2013.  Also includes 107,148 shares subject to stock options that Mr. Montgomery has the right to acquire within 60 days of March 15, 2012 at an exercise price of $6.50 per share. Does not include 45,923 shares subject to stock options that are not exercisable within 60 days of March 15, 2012.

(10)
Includes 1,740,000 shares subject to stock options that Ms. Smith has the right to acquire within 60 days of March 15, 2012 at an exercise price of $6.50 per share. Does not include up to 3,160,000 shares subject to stock options that are not exercisable within 60 days of March 15, 2012.

(11)
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

OSI Restaurant Partners, LLC

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

In connection with the Merger, we caused our wholly-owned subsidiaries to sell substantially all of our domestic restaurant properties at fair market value to our sister company, PRP, for approximately $987.7 million.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), our wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment and resulted in operating leases for us.  Additionally, in accordance with an Asset Management Agreement with PRP, we provide certain accounting, technology and real estate services and use of our office facilities at agreed-upon rates.  For the year ended December 31, 2011, we received $0.2 million for these services.

Under the master lease, we have the right to request termination of a lease if we determine that the related location is unsuitable for its intended use (generally as the result of a restaurant closure).  Rental payments continue as scheduled until consummation of sale occurs for the property.  Once a sale occurs, we must make up the differential, if one exists, between the sale price and 90% of the original purchase price (the “Release Amount”), as set forth in the master lease.  We are also responsible for paying PRP an amount equal to the then present value, using a 5% discount rate, of the excess, if any, of the scheduled rent payments for the remainder of the 15-year term over the then fair market rental for the remainder of the 15-year term.  Subsequent to December 31, 2011, we are no longer obligated to make monthly rental payments through the end of the lease term and pay Release Amounts as part of an agreement with PRP. See Item 8, Note 22 of Notes to Consolidated Financial Statements. As a result, we reversed the $8.4 million accrual related to the Release Amount and closed store accrual liabilities in our Consolidated Balance Sheet at December 31, 2011 which consequently reduced the “Provision for impaired assets and restaurant closings" in our Consolidated Statement of Operations.

In connection with the sale-leaseback transaction KHI entered into in March 2012 with two third party real estate institutional investors, we accrued a payable in the amount of $0.5 million at December 31, 2011 for selling expenses and costs associated with obtaining the new REIT Master Leases. PRP paid these costs on our behalf. See Item 8, Note 22 of Notes to Consolidated Financial Statements.

We make tax payments on behalf of OSI HoldCo, our direct owner, and PRP, which are recorded as a receivable within “Other current assets” in our Consolidated Balance Sheets.  During 2011, we were reimbursed approximately $0.3 million for these tax payments.  These tax payments have no effect on our Consolidated Statements of Operations.

Shares of KHI restricted stock issued to certain of our current and former executive officers and other members of management vest each June 14 through 2012.  In accordance with the terms of their applicable agreements, KHI loaned an aggregate of $0.9 million to these individuals in June of 2011, for their personal income tax and associated interest obligations that resulted from vesting.  As of December 31, 2011, a total of $7.2 million of loans to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of KHI restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, KHI is not required to issue them in the future.  The 2011 loan amounts for our executive officers were as follows: Jody L. Bilney, $0.1 million and Dirk A. Montgomery, $0.3 million, and their total outstanding balances as of December 31, 2011 were as follows: Jody L. Bilney, $0.2 million, Joseph J. Kadow, $0.4 million and Dirk A. Montgomery, $0.8 million, which were the largest amounts outstanding since January 1, 2011. During the first quarter of 2012, our current executive officers repaid their entire loan balances.

Upon completion of the Merger, we entered into a management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are our Founders and entities affiliated with Bain Capital and Catterton.  In accordance with the management agreement, the Management Company provides management services to us until the tenth anniversary of the completion of the Merger, with one-year extensions thereafter until terminated.  The Management Company receives an aggregate annual management fee equal to $9.1 million and reimbursement for out-of-pocket and other reimbursable expenses incurred by it, its members, or their respective

OSI Restaurant Partners, LLC

affiliates in connection with the provision of services pursuant to the agreement.  Management fees, including out-of-pocket and other reimbursable expenses, of $9.4 million for the year ended December 31, 2011 was included in “General and administrative expenses” in our Consolidated Statement of Operations.  The management agreement includes customary exculpation and indemnification provisions in favor of the Management Company, Bain Capital and Catterton and their respective affiliates. The management agreement may be terminated by us, Bain Capital and Catterton at any time and will terminate automatically upon an initial public offering or a change of control.

Through a development joint venture arrangement with PGS Participacoes Ltda., we hold a 50% ownership interest in PGS Consultoria e Serviços Ltda. (the “Brazilian Joint Venture”).  The Brazilian Joint Venture was formed in 1998 for the purpose of operating Outback Steakhouse franchise restaurants in Brazil. We account for the Brazilian Joint Venture under the equity method of accounting. At December 31, 2011, the net investment of $34.0 million was recorded in “Investments in and advances to unconsolidated affiliates, net,” and a foreign currency translation adjustment of ($3.8) million was recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet and our share of earnings of $6.8 million was recorded in “Income from operations of unconsolidated affiliates” in the Consolidated Statement of Operations for the year ended December 31, 2011.

In 2011, MVP LRS, LLC, an entity owned primarily by our Founders (two of whom are also Board members of the Company and of KHI) paid us a total of $0.6 million of lease payments for two restaurants in its Lee Roy Selmon's concept, which was purchased from us in 2008.

A. William Allen III, our Chief Executive Officer through November 15, 2009 and Chairman of the Board of Directors through December 31, 2011, through a revocable trust in which he and his wife are the grantors, trustees and sole beneficiaries, owns all of the equity interests in AWA III Steakhouses, Inc., which owns 2.50% of OSI/Flemings, LLC, a Delaware limited liability company. OSI/Flemings, LLC owns certain Fleming’s Prime Steakhouse and Wine Bar restaurants directly or indirectly by serving as the general partner of limited partnerships. Mr. Allen, through his ownership interest in OSI/Flemings, LLC, received $0.6 million in distributions during 2011. In addition, we entered into a consulting services agreement dated August 23, 2011 (the “Consulting Agreement”) with Mr. Allen. In accordance with the Consulting Agreement, Mr. Allen will provide consulting services as an independent contractor to us and identify, evaluate and recommend acquisition and investment opportunities for us in the restaurant business. Beginning in the first quarter of 2012, Mr. Allen will receive a consulting fee at the rate of $50,000 per calendar quarter, payable in advance, until the earlier of the consulting project's completion or termination. Either party has the right to terminate the Consulting Agreement with ten business days' notice.

A sibling of Steven T. Shlemon, an executive officer, is employed with one of our subsidiaries as a restaurant managing partner, with an annual compensation, including bonus, of $0.1 million for the year ended December 31, 2011. As a qualified managing partner, the sibling was entitled to make investments in our restaurants, on the same basis as other qualified managing partners, and made an additional investment of $0.4 million in partnerships that own and operate two Outback Steakhouse restaurants. In 2011, this sibling received distributions of $23,000 related to his investments as a qualified managing partner and $0.1 million related to his additional investments in the partnerships noted above.

A sibling of Joseph J. Kadow, a named executive officer, is employed by one of our subsidiaries as a Vice President of Operations. In 2011, the sibling received total cash compensation of $0.6 million and benefits consistent with other employees in the same capacity. In addition, the sibling receives distributions that are based on a percentage of a particular restaurant's annual cash flows (on the same basis as other similarly situated employees). He has invested an aggregate of $0.3 million in 25 limited partnerships that own and operate nine Outback Steakhouse restaurants, 11 Bonefish Grill restaurants and five Carrabba's Italian Grill restaurants. This sibling received a return of his investment and distributions in the aggregate amount of $0.1 million in 2011.

The wife of John W. Cooper, an executive officer, is employed by one of our subsidiaries as Senior Vice President, Training. In 2011, she received total cash compensation of $0.3 million and benefits consistent with other employees in the same capacity.

Jeffrey S. Smith, an executive officer, has made investments in the aggregate amount of approximately $0.5 million

OSI Restaurant Partners, LLC

in eleven Outback Steakhouse restaurants, fourteen Carrabba’s Italian Grill restaurants and fourteen Bonefish Grill restaurants (five of which are franchise restaurants). This officer received distributions of $0.1 million for the year ended December 31, 2011 from these ownership interests.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

In connection with the review and approval or ratification of a Related Person Transaction, we adopted a written policy known as the OSI Restaurant Partners, LLC Code of Business Conduct and Ethics, which has been in effect since 2004 and was revised on October 1, 2007.  Each member of our Board of Directors and each member of our management, our subsidiaries and our significant affiliates must disclose to the General Counsel and/or Audit Committee, as applicable, the material terms of the Related Person Transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the Related Person’s direct or indirect interest in, or relationship to, the Related Person Transaction. The General Counsel and/or Audit Committee must advise the Board of the Related Person Transaction and any requirement for disclosure in our applicable filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and related rules, and, to the extent required to be disclosed, management must ensure that the Related Person Transaction is disclosed in accordance with such Acts and related rules. The Code of Business Conduct and Ethics is available to any person without charge, upon request, by contacting Norma DeGuenther either (i) by mail at OSI Restaurant Partners, LLC, 2202 North West Shore Boulevard, Suite 500, Tampa, Florida 33607; (ii) by phone (813) 282-1225; or (iii) by email to: normadeguenther@outback.com. Any amendments or waivers granted of provisions of the Code of Business Conduct and Ethics will be available upon request, if applicable.

CORPORATE GOVERNANCE; DIRECTOR INDEPENDENCE

Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger the Board utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (the “NYSE”) when determining whether or not members of the Board were independent.  Under such standards, none of the eight current members of the Board would be considered independent.

Under NYSE rules, we would be considered a “controlled company” because more than 50% of Kangaroo Holdings, Inc.’s voting power is held by affiliates of Bain Capital.  Accordingly, even if we were a listed company, we would not be required by NYSE rules to maintain a majority of independent directors on the Board, nor would we be required to maintain a compensation committee or a nominating/corporate governance committee comprised entirely of independent directors.  We do not maintain a nominating/corporate governance committee, and our compensation committee does not include any independent directors.

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

OSI Restaurant Partners, LLC

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP (“PwC”) for 2011 and 2010 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described below the following table:

	YEARS ENDED DECEMBER 31,
CATEGORY	2011	2010
Audit Fees	$1,583,000	$1,980,000
Audit-Related Fees	550,000	27,000
Tax Fees	76,000	112,000
All Other Fees	4,000	4,000
Total Fees	$2,213,000	$2,123,000

Audit Fees for the years ended December 31, 2011 and 2010 include professional services rendered for the audits of the consolidated financial statements of the Company, including reviews of quarterly filings with the SEC, as well as consents and assistance with review of documents filed with the SEC.  The Audit-Related fees for the years ended December 31, 2011 and 2010 include services rendered in regard to due diligence for potential acquisitions and services in support of SEC comment letters.   The Tax Fees for the years ended December 31, 2011 and 2010 include consultations on various tax-related planning and compliance issues, including foreign jurisdiction tax filing assistance in 2011 and tax matters associated with the 2010 amendment to the Company’s credit agreement.  The All Other Fees for the years ended December 31, 2011 and 2010 include annual subscription licenses for an accounting research tool, which the Company licenses from PwC, and continuing professional education seminars hosted by PwC.

The Audit Committee has considered whether provision of other services is compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected PwC’s independence.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee requires that each engagement of the Company’s independent auditor to perform auditing services and permitted non-audit services must be approved by the Audit Committee in advance, including the fees and principal terms thereof.  During 2011, the Audit Committee pre-approved $70,000 each for annual accounting and tax consulting services that may be used at management’s discretion if necessary.  In 2011 and 2010, a total of $96,000 and $34,000, respectively, of aggregate accounting and tax consulting services were used under the pre-approval authorization.

OSI Restaurant Partners, LLC

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this report:

•	Consolidated Balance Sheets - December 31, 2011 and 2010

•	Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Unitholder’s/Stockholders’ (Deficit) Equity – Years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Report under Schedule II immediately following the exhibits index: Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.  All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements and notes thereto included in this Report.

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

4.3	Form of 10% Senior Notes due 2015 (contained in exhibit 4.1)

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

OSI Restaurant Partners, LLC

Number	Description

10.02
Joint Venture Agreement of Roy’s/Outback dated June 17, 1999 between OS Pacific, Inc., a wholly-owned subsidiary of Outback Steakhouse, Inc., and Roy’s Holdings, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.03
First Amendment to Joint Venture Agreement dated October 31, 2000, effective for all purposes as of June 17, 1999, between RY-8, Inc., a Hawaii corporation, being a wholly owned subsidiary of Roy’s Holding’s, inc., and OS Pacific, Inc., a Florida corporation, being a wholly owned subsidiary of Outback Steakhouse, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.04
Amended and Restated Operating Agreement for OSI/Fleming’s, LLC made as of June 4, 2010 by and among OS Prime, LLC, a wholly-owned subsidiary of OSI Restaurant Partners, LLC, FPSH Limited Partnership and AWA III Steakhouses, Inc. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.05
Credit Agreement dated as of June 14, 2007 among OSI Restaurant Partners, LLC, as Borrower, OSI Holdco, Inc., the lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Pre-Funded RC Deposit Bank, Swing Line Lender and an L/C Issuer, Bank of America, N.A., as Syndication Agent, and General Electric Capital Corporation, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International,” New York Branch, LaSalle Bank, N.A., Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)

10.06
Master Lease Agreement, dated as of the 14th day of June 2007, between Private Restaurant Properties, LLC, as landlord, and Private Restaurant Master Lessee, LLC, as tenant (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference)[1]

10.07
Guaranty, dated as of June 14, 2007, made by OSI Restaurant Partners, LLC to and for the benefit of Private Restaurant Properties, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.08
Form of Subordination, Non-Disturbance and Attornment Agreement, dated as of June 14, 2007, between German American Capital Corporation and Bank of America, N.A., as lenders and mortgagees, and Private Restaurant Master Lessee, LLC, as tenant, as consented to by Private Restaurant Properties, LLC, as landlord (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.09
Environmental Indemnity, made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.10
Environmental Indemnity (First Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.11
Environmental Indemnity (Second Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.12
Environmental Indemnity (Third Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

OSI Restaurant Partners, LLC

Number	Description

10.13
Environmental Indemnity (Fourth Mezzanine), made as of June 14, 2007, by OSI Restaurant Partners, LLC and Private Restaurant Master Lessee, LLC, as indemnitors, for the benefit of German American Capital Corporation and Bank of America, N.A. (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.14*
Amended and Restated Employment Agreement dated June 14, 2007, between A. William Allen, III and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Form S-4 filed on May 9, 2008 and incorporated herein by reference)

10.15*
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

10.21*
Officer Employment Agreement amended November 10, 2006 and effective January 1, 2002, by and among Michael W. Coble and Outback Steakhouse International, Inc. (included as an exhibit to OSI Restaurant Partners, Inc.’s Current Report on Form 8-K filed November 13, 2006 and incorporated herein by reference)

10.22*
Officer Employment Agreement made and entered into effective August 1, 2001, by and among John W. Cooper and Bonefish Grill, Inc. (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.23*
Assignment and Amendment and Restatement of Officer Employment Agreement made and entered into March 26, 2009 and effective as of February 5, 2008, by and among Jody Bilney and Outback Steakhouse of Florida, LLC and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.24*
Amendment to Employment Agreement effective as of January 1, 2009 by and between OSI Restaurant Partners, LLC and A. William Allen III (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

10.25*
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

OSI Restaurant Partners, LLC

Number	Description

10.27*
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

10.37*
Amendment to Amended and Restated Employment Agreement made and entered into June 12, 2009 by and between Joseph J. Kadow and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.38
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

OSI Restaurant Partners, LLC

Number	Description

10.39*
Retirement letter dated November 2, 2009 and effective as of 11:59 p.m. on November 15, 2009 by and between A. William Allen, III and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.40*
Employment Agreement made and entered into November 2, 2009 by Elizabeth A. Smith and OSI Restaurant Partners, LLC, as amended and restated as of December 31, 2009  (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)

10.41*
Officer Employment Agreement made and entered into August 16, 2010 and effective for all purposes as of August 16, 2010 by and among David A. Pace and OSI Restaurant Partners, LLC (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.42*
Third Amendment to Employment Agreement effective December 30, 2010 by and between OSI Restaurant Partners, LLC and Joseph J. Kadow (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.43*
Second Amendment to Employment Agreement effective December 30, 2010 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.44*
Agreement for Use of Corporate Airplane executed as of June 30, 2011 and made effective as of January 1, 2011 by and between OSI Restaurant Partners, LLC and Elizabeth Smith (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference)

10.45*
Consulting Services Agreement between OSI Restaurant Partners, LLC and A. William Allen, III dated August 23, 2011 (included as an exhibit to Registrant’s Current Report on Form 8-K filed August 24, 2011 and incorporated herein by reference)

10.46*
Amended and Restated Officer Employment Agreement made and entered into effective September 12, 2011 by and among David Berg, OS Management, Inc., and Outback Steakhouse International, L.P. (included as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference)

10.47*	Amendment to Amended and Restated Officer Employment Agreement effective January 1, 2012 by and among OS Management, Inc., Outback Steakhouse International, L.P. and David Berg (filed herewith)

10.48*	Retirement letter dated October 25, 2011 and effective as of October 31, 2011 by and between Michael W. Coble and Outback Steakhouse International, Inc. (filed herewith)

10.49*	General Release Agreement made and entered into by and between Michael W. Coble and Outback Steakhouse International, Inc. executed in November 2011 (filed herewith)

10.50*	Letter Agreement to amend Employment Agreement effective January 1, 2012 by and between OSI Restaurant Partners, LLC and Elizabeth Smith (filed herewith)

10.51*	Letter Agreement to amend Employment Agreement effective January 1, 2012 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (filed herewith)

10.52*	Third Amendment to Employment Agreement effective January 1, 2012 by and between OSI Restaurant Partners, LLC and Dirk A. Montgomery (filed herewith)

10.53*	Letter Agreement to amend Employment Agreement effective January 1, 2012 by and between OSI Restaurant Partners, LLC and Joseph J. Kadow (filed herewith)

10.54*	Amendment to Officer Employment Agreement effective January 1, 2012 by and among Outback Steakhouse of Florida, LLC and Jeffrey S. Smith (filed herewith)

OSI Restaurant Partners, LLC

Number	Description

10.55*	Amendment to Officer Employment Agreement effective January 1, 2012 by and among Carrabba's Italian Grill, LLC and Steven T. Shlemon (filed herewith)

10.56*	Amendment to Officer Employment Agreement effective January 1, 2012 by and among Bonefish Grill, LLC and John W. Cooper (filed herewith)

10.57*	Amendment to Amended and Restated Officer Employment Agreement effective January 1, 2012 by and among OSI Restaurant Partners, LLC and Jody Bilney (filed herewith)

21.01	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

OSI Restaurant Partners, LLC

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	BALANCE AT THE BEGINNING OF THE PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT THE END OF THE PERIOD
Year Ended December 31, 2011
Allowance for note receivable for affiliated entity (2)	$33,150	$(33,150)	$—	$—
Allowance for doubtful accounts	2,454	117	(454)	2,117
Valuation allowance on deferred income tax assets	43,619	24,921	(2,998)	65,542
	$79,223	$(8,112)	$(3,452)	$67,659
Year Ended December 31, 2010
Allowance for note receivable for affiliated entity	$33,150	$—	$—	$33,150
Allowance for doubtful accounts	1,697	2,295	(1,538)	2,454
Valuation allowance on deferred income tax assets	34,394	9,225	—	43,619
	$69,241	$11,520	$(1,538)	$79,223
Year Ended December 31, 2009
Allowance for note receivable for affiliated entity	$33,150	$—	$—	$33,150
Allowance for doubtful accounts	3,011	724	(2,038)	1,697
Valuation allowance on deferred income tax assets	1,757	34,394	(1,757)	34,394
	$37,918	$35,118	$(3,795)	$69,241
____________

(1)
Deductions for Allowance for doubtful accounts represent the write off of uncollectible accounts or reductions to allowances previously provided.  Deductions for Valuation allowance on deferred income tax assets represent changes in timing differences between periods.

(2)
On September 26, 2011, the Company entered into a settlement agreement with the T-Bird Parties to settle all outstanding litigation with T-Bird. In accordance with the terms of the settlement agreement, T-Bird agreed to pay $33.3 million to the Company, which included $33.2 million to satisfy the T-Bird promissory note that the Company purchased from T-Bird’s former lender. The settlement payment was received in November 2011, and $33.2 million was recorded as Recovery of note receivable from affiliated entity in the Company's Consolidated Statement of Operations for the year ended December 31, 2011.

(c) Separate Financial Statements of 50 Percent or Less Owned Persons

Separate financial statements of PGS Consultoria e Serviços Ltda., a 50 percent or less owned equity method investment, are included as part of this report as the entity constitutes a “significant subsidiary” pursuant to the provisions of Article 3-09 of Regulation S-X.

Consolidated Financial Statements

PGS Consultoria e Serviços Ltda.

December 31, 2011 (unaudited), 2010 and 2009 (unaudited)

with Report of Independent Auditors

PGS Consultoria e Serviços Ltda.

Consolidated financial statements

December 31, 2011 (unaudited), 2010 and 2009 (unaudited)

Report of independent auditors

To the Management and Members of
PGS Consultoria e Serviços Ltda.

We have audited the accompanying consolidated balance sheet of PGS Consultoria e Serviços Ltda. as of December 31, 2010, and the related consolidated statement of income, changes in members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGS Consultoria e Serviços Ltda. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting practices adopted in Brazil.

The accounting practices adopted in Brazil differ, in certain significant respects, from the accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 18 to the consolidated financial statements.

Rio de Janeiro, Brazil, March 25, 2011

ERNST & YOUNG TERCO
Auditores Independentes S.S.
CRC - 2SP 015.199/O-6 - F - RJ

/s/ Márcio F. Ostwald
Márcio F. Ostwald
Accountant CRC - 1RJ 086.202/O-4

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated balance sheets
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais)

	2011	2010	2009
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents (Note 5)	21,832	11,032	3,298
Trade accounts receivable (Note 6)	15,553	9,856	7,409
Inventories (Note 7)	10,065	10,460	9,487
Recoverable taxes	226	1,004	2,294
Advances from suppliers	65	359	370
Prepaid expenses	902	576	272
Other	1,357	790	807
Total current assets	50,000	34,077	23,937
Noncurrent assets
Transactions with related parties (Note 10)	129	122	537
Judicial deposits (Note 12)	4,003	2,787	1,833
Deferred income tax and social contribution (Note 13)	5,776	3,129	2,219
	9,908	6,038	4,589
Property, fixtures and equipment (Note 8)	101,467	86,192	72,731
Intangible assets (Note 9)	6,656	3,122	3,244
	108,123	89,314	75,975
Total noncurrent assets	118,031	95,352	80,564
Total assets	168,031	129,429	104,501

	2011	2010	2009
	(unaudited)		(unaudited)
Liabilities and members' equity
Current liabilities
Loans (Note 11)	762	165	283
Transactions with related parties (Note 10)	577	822	940
Trade accounts payable	9,998	8,743	6,531
Rental payable	2,376	2,096	1,430
Payroll, provisions and social charges	10,866	8,078	5,560
Income tax and social contribution payable (Note 11)	2,557	2,171	2,041
Taxes and contributions payable	4,680	3,245	3,364
Royalties payable (Note 10)	1,867	1,604	3,865
Franchise fees payable (Note 10)	375	205	79
Deferred rent	114	—	—
Current portion of accrued buyout liability	332	482	283
Accounts payable to minority partners	1,077	1,309	1,807
Other	2,578	1,716	1,460
Total current liabilities	38,159	30,636	27,643

Noncurrent liabilities
Loans (Note 11)	1,732	—	165
Accrued buyout liability	8,224	5,271	3,023
Minority partner deposit	2,591	2,216	2,009
Transactions with related parties (Note 10)	203	528	1,430
Provision for contingency (Note 12)	2,100	—	—
CIDE payable (Note 12)	3,538	2,389	1,582
Deferred rent	1,158	—	—
Other	345	601	824
Total noncurrent liabilities	19,891	11,005	9,033

Members' equity (Note 14)
Capital stock	21,864	21,864	21,864
Retained earnings	88,117	65,924	45,961
	109,981	87,788	67,825

Total liabilities and members' equity	168,031	129,429	104,501

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated income statements
For the years ended December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais)

	2011	2010	2009
	(unaudited)		(unaudited)

Gross revenue from sales	406,455	313,380	248,245
Gross revenue from services	—	1,035	902
	406,455	314,415	249,147
Taxes and deductions from sales	(36,677)	(28,466)	(22,991)
Net revenue from sales	369,778	285,949	226,156
Cost of sales	(118,513)	(86,942)	(71,933)
Gross profit	251,265	199,007	154,223

Operating income (expenses)
Restaurant payroll expenses	(80,148)	(59,052)	(47,833)
Operating stores expenses	(44,445)	(33,638)	(28,793)
Royalties expenses (Note 10)	(18,356)	(14,576)	(11,228)
Administrative fee - credit cards/tickets	(8,932)	(6,972)	(5,330)
Depreciation and amortization	(10,968)	(9,439)	(7,734)
Loss on impairment of property, fixture and equipment (Note 5)	(300)	—	—
Pre-opening expenses	(1,683)	(1,597)	(1,430)
Corporate payroll expenses	(11,943)	(7,067)	(5,624)
General and administrative expenses	(8,375)	(12,662)	(8,252)
Financial income	1,849	791	2,694
Financial expense	(1,086)	(1,342)	(611)
Other operating expenses, net	(25,967)	(20,473)	(16,281)
	(210,354)	(166,027)	(130,422)

Income before income tax and social contribution	40,911	32,980	23,801

Current income tax and social contribution (Note 13)	(21,365)	(13,927)	(10,653)
Deferred income tax and social contribution (Note 13)	2,647	910	243

Net income for the year	22,193	19,963	13,391

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated statements of changes in members' equity
For the years ended December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais)

	Capital stock	Retained earnings	Total

Balances at December 31, 2009 (unaudited)	21,864	45,961	67,825

Net income for the year	—	19,963	19,963

Balances at December 31, 2010	21,864	65,924	87,788

Net income for the year	—	22,193	22,193

Balances at December 31, 2011(unaudited)	21,864	88,117	109,981

See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Consolidated statements of cash flows
For the years ended December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais)

	2011	2010	2009
	(unaudited)		(unaudited)
Cash flow from operating activities
Income before income tax and social contribution	40,911	32,980	23,801
Adjustments for
Depreciation and amortization (Note 8,9)	10,968	9,439	8,105
Provision for contingency (Note 12)	2,100	—	—
Provision for CIDE	1,149	807	727
Disposal of property, fixture and equipment and intangibles	10	163	40
Loss on impairment of property, fixture and equipment	300	—	—
Interest and monetary variation on loans	—	150	(642)
	55,438	43,539	32,031
Changes in assets and liabilities
(Increase) decrease in assets
Trade accounts receivable	(5,697)	(2,447)	(1,501)
Inventories	395	(973)	(1,552)
Recoverable taxes	778	1,290	(1,794)
Advances from suppliers	294	11	1,066
Prepaid expenses	(326)	(304)	7
Judicial deposits	(1,216)	(954)	(796)
Other assets	(567)	17	355
Increase (decrease) in liabilities
Trade accounts payable	1,255	2,212	(465)
Rental payable	280	666	176
Payroll, provisions and social charges	2,788	2,518	1,368
Taxes and contributions payable	1,435	(119)	1,474
Royalties and franchise fees payable	433	(2,135)	(2,060)
Deferred rent	1,272	—	—
Accounts payable to minority partners	(232)	(498)	360
Other liabilities	606	33	(240)
Transactions with related parties, net	(577)	382	324
Income tax and social contribution paid	(20,979)	(13,797)	(9,936)
Net cash provided by operating activities	35,380	29,441	18,817
Cash flow from investing activities
Purchase of property, fixture and equipment (Note 8)	(26,275)	(22,441)	(17,624)
Purchase of intangibles (Note 9)	(3,812)	(500)	(792)
Net cash used in investing activities	(30,087)	(22,941)	(18,416)
Cash flows from financing activities
Proceeds from loans	2,494	—	—
Repayment of loans	(165)	(1,255)	(1,766)
Dividends paid to equity holders of the parent	—	—	(749)
Receipt of minority partner deposit and accrued buyouts	3,178	2,654	860
Interest paid	—	(165)	(330)
Net cash provided by (used in) financing activities	5,507	1,234	(1,985)
Increase (decrease) in cash and cash equivalents	10,800	7,734	(1,584)
Cash and cash equivalents at the end of the year (Note 5)	21,832	11,032	3,298
Cash and cash equivalents at the beginning of the year (Note 5)	11,032	3,298	4,882
Increase (decrease) in cash and cash equivalents	10,800	7,734	(1,584)
See accompanying notes.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

1.	Corporate information

PGS Consultoria e Serviços Ltda. (“PGS Consultoria” or the “Parent Company”) was formed in May 1997 and is headquartered at Av. Dr. Chucri Zaidan, 80, 8th floor, in the City and State of São Paulo.

PGS Consultoria is the holding company of the CLS Companies (collectively referred as the “Group”). The main purpose of the CLS Companies (“CLS”), which is comprised of (i) CLS São Paulo Ltda. (“CLS SP”); (ii) CLS Restaurantes Rio de Janeiro Ltda. (“CLS RJ”); (iii) CLS Restaurantes Brasília Ltda. (“CLS BSB”); and (iv) CLS Restaurantes do Sul Ltda. (“CLS do Sul”), is to explore and manage restaurants under the trade mark “Outback Steakhouse” in Brazil.

“Outback Steakhouse” is an Australian steakhouse concept, open for dinner only in the United States of America, but for both lunch and dinner in some areas of the world, such as in Brazil. Although beef and steak items make up a good portion of the menu, the concept offers a variety of chicken, ribs, seafood, and pasta dishes. The Group's strategy is to differentiate its restaurants by emphasizing consistently high-quality food, concentrated service, generous portions at affordable prices and a casual atmosphere suggestive of the Australian Outback.

CLS operates 34 (thirty four) restaurants altogether, in sixteen different cities, being: (i) 8 (eight) in Rio de Janeiro and 1 (one) in Niterói, State of Rio de Janeiro, and 1 (one) in Vitoria, State of Espirito Santo (CLS RJ); (ii) 10 (ten) in São Paulo, 2 (two) in Campinas, 1(one) in Barueri, 1 (one) in São Bernado do Campo, 1(one) in São Caetano do Sul, 1(one) in São José dos Campos and 1 (one) in Ribeirão Preto, State of São Paulo (CLS SP); (iii) 2 (two) in Brasilia, Federal District, 1 (one) in Belo Horizonte, State of Minas Gerais, 1 (one) in Salvador, State of Bahia, and 1 (one) in Goiânia, State of Goiás (CLS BSB); and (iv) 1 (one) in Porto Alegre, State of Rio Grande do Sul and 1 (one) in Curitiba, State of Paraná (CLS do Sul).

These consolidated financial statements were approved by the Parent Company's management on March 25, 2011.

2.	Basis of preparation

The preparation of the accompanying consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts. These estimates were determined based on objective and subjective factors, considering management's judgment to determine the adequate amounts to be recorded in the consolidated financial statements.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

2.	Basis of preparation (Continued)

Significant items subject to such estimates and assumptions include selection of useful lives of property, fixtures and equipment and analysis of their recoverability in operations, credit risk assessment to determine the allowance for doubtful accounts, as well as analysis of other risks to determine other provisions, including those set up for contingencies. Settlement of transactions involving these estimates may result in amounts significantly different from those recorded in the consolidated financial statements due to the uncertainties inherent in the estimation process. The Group reviews its estimates and assumptions at least annually.

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

The consolidated financial statements presented herein do not include the Parent Company's stand alone financial statements and are not intended to be used for statutory purposes.

Accounting practices adopted in Brazil (“BR GAAP”) differ in significant respects from accounting principles generally accepted in the United States of America (“US GAAP”). A description of certain differences on cash flows from BR GAAP to US GAAP is provided in Note 18.

3.	Basis of consolidation

The consolidated financial statements include the operations of PGS Consultoria and the “CLS Companies”. The details of the participation in CLS Companies, comprised of CLS SP, CLS RJ, CLS BSB and CLS do Sul, are summarized as follow:

	2011 (unaudited)		2010		2009 (unaudited)
	Capital	Retained	Capital	Retained	Capital	Retained
	stock(1)	earnings(2)	stock(1)	earnings(2)	stock(1)	earnings(2)
CLS SP	89.96%	100%	91.60%	100%	90.78%	100%
CLS RJ	96.22%	100%	96.08%	100%	96.72%	100%
CLS BSB	95.51%	100%	95.63%	100%	95.72%	100%
CLS do Sul	97.17%	100%	97.17%	100%	97.17%	100%

(1)
The capital stock of the CLS Companies is shared primarily between PGS Consultoria, proprietors (stores' managing partners) and JVs (operating partners who supervise the Rio de Janeiro, São Paulo, Brasília and South Region stores), in accordance with their respective interests.

(2)
According to each individual partners' association document known as “Protocolo de Entendimentos” (Memorandum of Understanding), dividends are distributed to minority partners (proprietors and JV's) based on certain criteria, such as a percentage of the pre-tax income results of their respective restaurants and supervision areas and other, being the remaining undistributed earnings 100% of PGS Consultoria. Such dividends are recognized as compensation expense in the income statement in the period earned by the minority partners.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

3.	Basis of consolidation (Continued)

The financial statements of the CLS Companies are prepared for the same reporting period as the Parent Company. Accounting policies of CLS Companies have been adjusted to ensure consistency with the accounting policies adopted by the Group. All intra-group balances, income and expenses, unrealized gain and losses and dividends resulting from intra-group transactions have been eliminated in consolidation.

Basis of consolidation from January 1, 2010

Capital contributions to the CLS Companies received from the minority partners are recorded as long-term liabilities in the line item “minority partner deposit”. Monthly payments made pursuant to the “Protocolo de Entendimentos” (Memorandum of Understanding) are paid as dividends and are recognized as compensation expense in the period earned by the minority partners.

Basis of consolidation prior to January 1, 2010

The above-mentioned requirements were applied on a retrospective basis.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies

4.1.	Revenue recognition

Revenue is recognized to the extent that it is probable that the economic benefits are likely to flow to the Group and the revenue can be reliably measured, regardless of when payment is made.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes.

Revenue from sale is recognized when the significant risks and rewards have passed to the buyer. No revenue is recognized if there are significant uncertainties regarding its realization.

4.2.	Foreign currency translation

The consolidated financial statements are presented in Brazilian Reais, which is also the Parent Company and the CLS Companies' functional currency.

Foreign currency transactions are initially recorded by the Group entities at the functional currency exchange rate prevailing on the date of the transaction.

Monetary assets and liabilities denominated in foreign currency are translated at the functional currency exchange rate on the reporting date. All differences are recorded to the income statement.

4.3.	Financial instruments

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

The Group's most significant financial assets are cash and cash equivalents and accounts receivable, whereas the main financial liabilities are comprised of trade accounts payable and loans.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.4.	Cash and cash equivalents

Cash and cash equivalents include bank account balances and short-term investments redeemable within three months or less from the date of acquisition, subject to insignificant risk of change in their market value. The short-term investments included as cash equivalents are mostly classified as “financial assets at fair value through P&L”.

4.5.	Trade accounts receivable

Trade accounts receivable are shown at realization amounts, and refer primarily to the amounts to be received from credit cards companies due to the sales in the restaurants. No allowance for doubtful accounts has been recorded due to the remote chances of losses on receivables.

4.6.	Inventories

Inventories are valued at the lower of cost and net realizable value. Inventories consist of food and beverages and restaurant supplies, and are stated at the average purchase cost.

4.7.	Property, fixtures and equipment

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

The CLS companies capitalize all direct costs incurred to construct its restaurants. Upon restaurant opening, these costs are depreciated and charged to the consolidated statements of income. The amount of interest capitalized in connection with restaurant construction was immaterial in all periods.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.7.	Property, fixtures and equipment (Continued)

An item of property, fixtures and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gains or losses arising on derecognition of the asset is included in the consolidated statements of income when the asset is derecognized.

The assets' residual value, useful lives and methods of depreciation are reviewed at each financial year end, and adjusted prospectively, if appropriate.

4.8.	Intangible assets

Intangible assets consist primarily of software and franchise fees. Intangible assets acquired separately are measured on initial recognition at cost. After the initial recognition, intangible assets are presented at cost, net of accrued amortization and impairment losses.

The useful lives of intangible assets are assessed as either finite or indefinite. Intangible assets with finite lives are amortized over the useful economic life. Both finite and indefinite intangible assets are assessed for impairment whenever there is an indication that the intangible asset may be impaired.

Gains or losses arising from derecognition of an intangible asset are included in the consolidated statements of income when the asset is derecognized.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.9.	Loans

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

4.10.	Other assets and liabilities

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

4.11.	Taxation

Taxes on sales

Revenues from sales and services are subject to the following taxes and contributions, at the rates shown below:

State VAT - ICMS	From 2% to 25%
Social Contribution Tax on Gross Revenue for Social Integration Program - PIS	From 0.65 to 1.65%
Social Contribution Tax on Gross Revenue for Social Security Funding - COFINS	From 3.00 to 7.60%
Service Tax - ISS	5%

The above charges are presented as deductions from sales in the consolidated statements of income.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.11.	Taxation (Continued)

Income tax and social contribution - current

Taxation on income includes the income tax and the social contribution. CLS SP, CLS RJ and CLS Brasília record the income tax and social contribution based on taxable income (previously based on the presumed profits method). Income tax is calculated at a rate of 15%, plus a surtax of 10% on taxable profit exceeding R$ 240 over 12 months, whereas social contribution tax is computed at a rate of 9% on taxable profit, both recognized on an accrual basis. Therefore, additions to the book profit of expenses, temporarily nondeductible, or exclusions from revenues, temporarily nontaxable, for computation of current taxable profit generate deferred tax credits or debits.

The computation for income tax and social contribution for the CLS Sul was calculated according with the presumed profits method, which basis and rates are set forth in the tax legislation in force. CLS BSB was included in the presumed profits method until December 31, 2010.

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

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.11.	Taxation (Continued)

Income tax and social contribution - deferred (Continued)

Deferred tax assets and liabilities are offset if a legally enforceable right to offset exists and the deferred taxes relate to the same taxable entity and the same taxation authority.

4.12.	Judgments, estimates and significant accounting assumptions

Judgments

The preparation of the consolidated financial statements requires management to make judgments and estimates, and adopt assumptions that affect the amounts stated for revenues, expenses, assets and liabilities, as well as the disclosures of contingent liabilities on the financial statement date.

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

Impairment loss on nonfinancial assets

Impairment loss exists when the carrying value of an asset or cash-generating unit exceeds its recoverable amount, which is the higher of fair value less sales costs and value in use. The fair value less sales cost is calculated based on available information about similar asset sales transactions or market-observable prices less additional costs to dispose of the asset item. In 2011 the Company recorded impairment loss in the amount of R$300 related to leasehold improvements located in office spaces that the Company plans to vacate. No other evidence indicating that the asset net book values exceeding their recoverable amounts has been identified.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.12.	Judgments, estimates and significant accounting assumptions (Continued)

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

The Group has tax loss carryforwards for both income tax and social contribution amounting approximately to R$2,197 at December 31, 2011 (R$2,100 in 2010). These losses, which relate to the Parent Company that has a history of taxable losses, do not expire and may not be used to offset taxable income elsewhere in the Group. Tax-offsettable losses generated in Brazil may be offset against future taxable profit up to 30% of the taxable profit determined in any given year. CLS SP, CLS RJ and CLS Brasília have no tax losses, but taxable temporary differences.

If the Group was able to recognize all unrecognized deferred tax assets, profit would increase by R$1,143 at December 31, 2011 (R$705 in 2010). Further details on deferred taxes are disclosed in Note 13.3.

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

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.12.	Judgments, estimates and significant accounting assumptions (Continued)

Estimates and assumptions (Continued)

Provisions (Continued)

Provisions are recorded in an amount considered sufficient by the Group's management, supported by the opinion of their legal advisors, to cover probable losses on lawsuits. Further details on contingencies are disclosed in Note 12.

4.13.	Minority partner distributions and buyouts

The proprietors and the JVs are required to sign a five to seven-year agreement (“Protocolo de Entendimentos” - Memorandum of Understanding) and to purchase an ownership interest in the CLS Companies. This ownership interest gives the proprietor and the JVs the right to receive distributions based on a percentage of the after-tax income results of their respective restaurants for the duration of the agreement.

PGS Consultoria has the option to purchase the minority partners' interests after a five to seven-year period based on the terms specified in the agreement.

The Group estimates future purchases of proprietors' and JVs' interests using current information on restaurant performance and records the minority partner obligations in the line item “accrued buyout liability” in the consolidated balance sheets. In the period the Group purchases the proprietors' and JVs' interests, an adjustment is recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Distributions made to proprietors and JVs are included in “restaurant payroll expenses” and “general and administrative expenses,” respectively, in the consolidated statements of income.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

4.	Summary of significant accounting policies (Continued)

4.14	Operating Leases

Rent expense for the Company's operating leases, which generally have escalating rentals over the term of the lease and may include potential rent holidays, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of the Company's leases, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Payments received from landlords as incentives for leasehold improvements are recorded as deferred rent and are amortized on a straight-line basis over the term of the lease as a reduction of rent expense. Lease termination fees, if any, and future obligated lease payments for closed locations are recorded as an expense in the period that they are incurred.

4.15.	Pre-Opening Expenses

Non-capital expenditures associated with opening new restaurants are expensed as incurred.

5.	Cash and cash equivalents

	2011	2010	2009
	(unaudited)		(unaudited)
Cash	60	50	60
Bank deposits	8,228	1,917	3,236
Short term investments	13,544	9,065	2
	21,832	11,032	3,298

Cash equivalents consist of investments that are readily convertible to cash with an original maturity date of three months or less.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

6.	Trade accounts receivable

Trade accounts receivable consist mainly of amounts receivable from credit card companies, as follows:

	2011	2010	2009
	(unaudited)		(unaudited)
Redecard (Mastercard/Diners/Credicard)	3,884	2,604	2,012
Visanet (Visa/Visa electron)	8,722	5,501	4,355
American express	729	366	473
Other	2,218	1,385	569
	15,553	9,856	7,409

7.	Inventories

	2011	2010	2009
	(unaudited)		(unaudited)
Kitchen utensils	1,768	1,666	1,551
Meat and Chicken	1,184	969	736
Dairy	251	245	207
Pagers	342	252	282
Distilled	321	256	240
Beverage	324	309	261
Vegetables	149	134	103
Wine	282	148	177
Beer	149	122	89
Shrimp	68	40	37
Fish	111	66	48
Inventories held by third-parties	3,634	3,530	3,707
Imports in transit	298	717	559
Other	1,184	2,006	1,490
	10,065	10,460	9,487

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

8.	Property, fixtures and equipment

	Land	Furniture and fixture	Computers	Equipment and facilities	Buildings	Leasehold improvements	Construction in progress	Total
Cost
Balances at December 31, 2008 (unaudited)	3,363	11,142	4,224	24,568	33,408	7,729	73	84,507
Additions	—	2,168	999	5,021	7,225	951	1,260	17,624
Write-offs	—	(18)	—	—	—	—	(13)	(31)
Balances at December 31, 2009 (unaudited)	3,363	13,292	5,223	29,589	40,633	8,680	1,320	102,100
Additions	—	2,301	1,153	7,148	8,495	1,778	1,566	22,441
Transfer	—	1,280	90	804	—	712	(2,886)	—
Balances at December 31, 2010	3,363	16,873	6,466	37,541	49,128	11,170	—	124,541
Additions	—	1,156	587	5,953	2,975	8,521	7,083	26,275
Transfer	—	3,043	(41)	3,193	8,265	(7,377)	(7,083)	—
Balances at December 31, 2011 (unaudited)	3,363	21,072	7,012	46,687	60,368	12,314	—	150,816

Depreciation
Balances at December 31, 2008 (unaudited)	—	(3,445)	(2,041)	(7,977)	(5,583)	(2,424)	—	(21,470)
Additions	—	(1,207)	(759)	(2,750)	(2,466)	(717)	—	(7,899)
Balances at December 31, 2009 (unaudited)	—	(4,652)	(2,800)	(10,727)	(8,049)	(3,141)	—	(29,369)
Additions	—	(1,283)	(825)	(3,109)	(3,098)	(750)	—	(9,065)
Write-offs	—	—	—	—	85	—	—	85
Balances at December 31, 2010	—	(5,935)	(3,625)	(13,836)	(11,062)	(3,891)	—	(38,349)
Additions		(1,597)	(831)	(3,592)	(3,763)	(917)	—	(10,700)
Impairment	—	—	—	—	—	(300)	—	(300)
Balances at December 31, 2011 (unaudited)	—	(7,532)	(4,456)	(17,428)	(14,825)	(5,108)	—	(49,349)

Residual value
Balances at December 31, 2009 (unaudited)	3,363	8,640	2,423	18,862	32,584	5,539	1,320	72,731
Balances at December 31, 2010	3,363	10,938	2,841	23,705	38,066	7,279	—	86,192
Balances at December 31, 2011 (unaudited)	3,363	13,540	2,556	29,259	45,543	7,206	—	101,467
Average annual depreciation rate	—	10%	20%	10%	4%	6.7% to 10%	—	—

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

8.	Property, fixtures and equipment (Continued)

In 2011 the Company recorded impairment loss in the amount of R$300 related to leasehold improvements located in office spaces that the Company plans to vacate. No other evidence indicating that the asset net book values exceeding their recoverable amounts has been identified.

9.	Intangible assets

	Software	Franchise fees	Other	Total
Cost
Balances at December 31, 2008 (unaudited)	—	2,215	1,119	3,334
Additions	190	493	109	792
Write-offs	—	—	(9)	(9)
Balances at December 31, 2009 (unaudited)	190	2,708	1,219	4,117
Additions	93	374	33	500
Write-offs	—	(57)	(191)	(248)
Balances at December 31, 2010	283	3,025	1,061	4,369
Additions	2,416	431	965	3,812
Write-offs	—	(6)	(4)	(10)
Balances at December 31, 2011 (unaudited)	2,699	3,450	2,022	8,171

Amortization
Balances at December 31, 2008 (unaudited)	—	(604)	(63)	(667)
Additions	—	(120)	(86)	(206)
Balances at December 31, 2009 (unaudited)	—	(724)	(149)	(873)
Additions	(148)	(140)	(86)	(374)
Balances at December 31, 2010	(148)	(864)	(235)	(1,247)
Additions	—	(154)	(114)	(268)
Balances at December 31, 2011 (unaudited)	(148)	(1,018)	(349)	(1,515)

Residual value
Balances at December 31, 2009 (unaudited)	190	1,984	1,070	3,244
Balances at December 31, 2010	135	2,161	826	3,122
Balances at December 31, 2011 (unaudited)	2,551	2,432	1,673	6,656
Average annual amortization rate	20%	5%	20%

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

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

10.	Transactions with related parties

On December 31, 2011 (unaudited), 2010 and 2009 (unaudited) the balance of transactions with related parties can be summarized as follows:

	Assets			Liabilities
	2011	2010	2009	2011	2010	2009
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Current
Loans
Outback Steakhouse International	—	—	—	577	822	940
Royalties payable
Outback Steakhouse International	—	—	—	1,867	1,604	3,865
Franchise fees
Outback Steakhouse International	—	—	—	375	205	79
Total current	—	—	—	2,819	2,631	4,884

Noncurrent
Accounts receivable/payable
Outback Steakhouse International	19	18	7	57	11	32
Starbucks Brasil Comércio de Cafés Ltda.	110	104	530	—	—	—
	129	122	537	57	11	32
Loans
Outback Steakhouse International	—	—	—	—	505	1,374
Other	—	—	—	146	12	24
Total noncurrent	129	122	537	203	528	1,430
Total	129	122	537	3,022	3,159	6,314

Until 2010, PGS Consultoria provided administrative and/or technical services to Starbucks Brasil Comércio de Cafés Ltda., which were billed according to the agreements between the parties. The service revenues were R$ 1,035 in 2010 and R$ 908 in 2009 (unaudited).

	2011 (unaudited)		2010		2009 (unaudited)
	Royalties (i)	Financial results (ii)	Royalties (i)	Financial results (ii)	Royalties (i)	Financial results (ii)
Outback Steakhouse International	18,356	124	14,576	(118)	11,228	706
	18,356	124	14,576	(118)	11,228	706

(i)	Refer to the royalties calculated on the net revenues posted by the stores.

(ii)	Refer, basically, to the interest expenses and exchange variation on Outback Steakhouse International loans.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

10.    Transactions with related parties (Continued)

Outback Steakhouse International - “OSI”

The transactions between the Group and OSI consist of:

•
The Group is contractually bound to pay franchise fees of US$ 40 at the opening of each restaurant and monthly royalties of 4% to 5% of net sales after the restaurant is opened. Monthly royalty fees are charged to expenses as incurred.

•
The original principal balance of loans provided by OSI totaled US$ 3,200. The proceeds were substantially used to build the stores in Moema, Center Norte and Market Place, located in the city of São Paulo; Leblon and Norte Shopping, located in the city of Rio de Janeiro; and Flamboyant, located in the city of Goiania. The outstanding balance as of December 31, 2011 (unaudited), 2010 and 2009 (unaudited) can be summarized as follows:

	2011 (unaudited)			2010
Description	Current	Noncurrent	Total	Current	Noncurrent	Total
Promissory Note - US$ 400 - BZ 13	—	—	—	80	5	85
Promissory Note - US$ 400 - BZ 14	83	—	83	133	67	200
Promissory Note - US$ 600 - BZ 15	146	—	146	203	133	336
Promissory Note - US$ 600 - BZ 16	146	—	146	203	133	336
Promissory Note - US$ 600 - BZ 18	202	—	202	203	167	370
Total	577	—	577	822	505	1,327

	2009 (unaudited)
Description	Current	Noncurrent	Total
Promissory Note - US$ 600 - BZ 11	35	—	35
Promissory Note - US$ 400 - BZ 13	139	86	225
Promissory Note - US$ 400 - BZ 14	139	209	348
Promissory Note - US$ 600 - BZ 15	209	348	557
Promissory Note - US$ 600 - BZ 16	209	348	557
Promissory Note - US$ 600 - BZ 18	209	383	692
Total	940	1,374	2,314

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

10.	Transactions with related parties (Continued)

Outback Steakhouse International - “OSI” (Continued)

At December 31, 2011 the main terms of outstanding loans can be summarized as follows:

Description	Amount	Index	Interest rate	Maturity date
Promissory Note	US$ 400	US Dollars	7% p.a	July, 2012
Promissory Note	US$ 600	US Dollars	7% p.a	September, 2012
Promissory Note	US$ 600	US Dollars	7% p.a	September, 2012
Promissory Note	US$ 600	US Dollars	7% p.a	November, 2012

Distribution of Profits - CLS Companies

Dividends paid to proprietors (stores' managing partners) and to JVs (operating partners who supervise the Rio de Janeiro, São Paulo, Brasília and South Region stores) are distributed according to the criteria stated within each individual partner's association document referred to as “Protocolo de Entendimento” (Memorandum of Understanding).

Partners are paid dividends according to a percentage of the after-tax income results (“ATI”) of their respective restaurants, as per their P&L statements. It is 7.5% of ATI for managing partners and 3.5% to 6% for operating partners. Members of top management have also received dividends based on certain monthly fixed amounts stipulated in the previous year's budget submitted to and approved by OSI.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

10.	Transactions with related parties (Continued)

Distribution of Profits - CLS Companies (Continued)

Based on the above and in accordance with local laws allowing actual distributions to be different than the exact amount owed to a partner, based on his/her members' position, the CLS Companies distributed the following amounts to its partners during 2011 (unaudited), 2010, and 2009 (unaudited):

	2011	2010	2009
	(unaudited)		(unaudited)
Proprietors (stores' managing partners)	2,675	1,495	1,190
JVs (operating partners)	1,950	1,782	1,296
Executives	2,113	3,241	2,052
	6,738	6,518	4,538

Dividends paid to the minority partners are recognized as compensation expense in the consolidated statements of income in the period earned.

11.	Loans

	2011 (unaudited)			2010
Description	Current	Noncurrent	Total	Current	Noncurrent	Total
Banco do Brasil S.A. (i)	—	—	—	165	—	165
Banco Nordeste Brasil S.A.(ii)	762	1,732	2,494	—	—	—
Total	762	1,732	2,494	165	—	165

	2009 (unaudited)
Description	Noncurrent	Noncurrent	Total
Banco do Brasil S.A. (i)	283	165	448
Banco Nordeste Brasil S.A. (ii)	—	—	—
Total	283	165	448

(i)
The principal amount was subject to annual interest of 14%. The guarantees pledged in connection with the Banco do Brasil S.A. loan were substantially comprised of properties owned by PGS Consultoria, and improvements made in rented properties financed through this contract, amounting to approximately R$ 1,500. The Banco do Brasil loan matured in 2011.

(ii)
On January 10, 2011, CLS Brasília entered into a loan agreement with Banco Nordeste Brasil S.A. The principal amount of the loan on that date was R$ 2,494 and is to be paid in 36 monthly installments of principal and interest beginning on February 10, 2012 and ending on January 10, 2015. Interest charges are waived for the period January 10, 2011 to January 10, 2012. The principal amount is subject to annual interest of 9.5%. The loan is guaranteed by PGS Consultoria.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

12.	Contingencies

The Group is involved in tax, civil and labor lawsuits arising in the normal course of operations. These matters are discussed at the administrative and judicial levels. Judicial deposits related to these matters are made, when applicable. The Company accrues for loss contingencies that are probable and reasonably estimable.

The provision amount of R$ 2,100 was recorded as of December 31, 2011 and is related mainly by approximately R$2,000 to uniforms allowance that was not subjected to social contribution and withholding income tax. Such provision covers all CLS companies.

At December 31, 2011 (unaudited), 2010 and 2009 (unaudited), the Group's external legal advisors estimate the chances of a final unfavorable outcome as “possible” in certain matters, primarily related to labor and tax claims. The total possible contingencies that are uncertain at this time and could have a material adverse effect on the Company's financial condition are R$11,600 as of December 31, 2011.

The three most significant cases for the CLS Companies involve amounts totaling approximately R$ 4,600 (CLS SP). These suits were filed by Secretaria de Fazenda do Estado de São Paulo seeking additional payments for ICMS under the taxpayer substitution system in addition to fines for noncompliance with other accessory obligations. The most significant case for PGS Consultoria, involves an amount totaling approximately R$ 2,900. In this matter the tax authorities are questioning the payment of income tax and social contribution.

The Group is questioning a matter related to the validity of the social contribution tax for intervention in the economic order (CIDE), established by law, on the remittance of royalties. Management, supported by preliminary injunctions granted in its favor, is judicially paying this tax. The judicial deposit related to this matter amounts to R$ 4,003 at December 31, 2011 (unaudited), (R$ 2,787 in 2010 and R$ 1,833 in 2009 (unaudited)). The Group maintains a provision related to this tax, which is presented in noncurrent liabilities in accordance with the expected date of outcome of these proceedings.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

13.	Income tax and social contribution

CLS do Sul has elected to calculate income tax and social contribution using the “presumed profits” method. Under the “presumed profits” method, taxable income is calculated as an amount equal to different percentages of gross revenue based on the activities of the taxpayer.

Under current Brazil tax law, the percentages of the CLS Companies' gross revenues are 8% for calculating income tax, and 12% for social contribution. The Parent Company, CLS SP, CLS RJ, and CLS BSB calculate their income tax and social contribution using the “actual profits” method, which is based on total taxable income.

Tax loss carry forwards through December 31, 2011 (unaudited) and 2010 relating to income tax and social contributions were approximately R$2,764 and R$ 2,100, respectively, comprised entirely of fiscal results of the Parent Company. These tax loss carry forwards can offset future taxable income. Brazilian tax laws restrict the offset of tax losses to 30% of taxable profits on an annual basis. These losses can be used indefinitely and are not impacted by a change in ownership of the Parent Company.

13.1.	Components of income tax and social contribution provision

	2011	2010	2009
	(unaudited)		(unaudited)
Current income tax and social contribution	21,365	13,927	10,653
Deferred income tax and social contribution	(2,647)	(910)	(243)
	18,718	13,017	10,410

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

13.	Income tax and social contribution (Continued)

13.2.	Reconciliation income tax and social contribution provision at statutory rate to effective rate

	2011	2010	2009
	(unaudited)		(unaudited)
Income before income tax and social contribution	40,911	32,980	23,801

Income tax and social contribution at statutory rate of 34%	13,910	11,213	8,092
Benefits of utilizing presumed profits method of calculating of income tax and social contribution for CLS do Sul (also for CLS BSB in 2010)	(738)	(2,033)	(426)
Non-deductible expenses for minority partner distributions and buyouts	3,398	3,354	2,200
Other non-deductible expenses	1,782	487	650
Provisions arising from write-down of tax losses	438	44	—
Benefit of utilizing previously written-down tax losses	—	—	(58)
Benefits of income excluded from income tax surcharge	(72)	(48)	(48)
Effective income tax and social contribution provision	18,718	13,017	10,410
Effective rate	45.8%	39.5%	43.7%

13.3	Components of deferred income tax and social contribution

	2011	2010	2009
	(unaudited)		(unaudited)
Tax loss carry forward	940	705	661
Temporary differences
Pre-opening costs	2,308	2,135	1,782
Provision for contingency	571	—	—
Lease	413	—	—
Provision for CIDE	1,026	667	437
Provision for bonus	1,112	136	—
Other	449	191	—
	6,819	3,834	2,880
Unrecognized deferred tax assets	(1,043)	(705)	(661)
	5,776	3,129	2,219

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

13.	Income tax and social contribution (Continued)

Deferred income tax and social contribution assets, resulting from tax loss carry forwards and temporary differences, are recorded taking into consideration the probable realization thereof, based on projected future results of operations considering internal assumptions and future economic scenarios that are subject to change. These projections indicate that future operating results will provide taxable income for CLS SP, CLS RJ and CLS BSB. Therefore the Group's management expects to realize the deferred tax assets. The unused credits reflect the assessment of the likelihood of realizing the deferred tax asset comprised of the tax loss carry forwards attributable to the Parent Company.

14.	Members' equity

14.1.	Capital stock

At December 31, 2011 (unaudited), 2010, and 2009 (unaudited) the Parent Company's subscribed capital amounted to R$ 21,864, divided into 20,244,048 units of interest with par value of R$ 1.08 each, distributed as follows:

Numbers of units of interest
PGS Participações Ltda.	10,122,024
Outback Steakhouse International Investments Co. (“OSI”)	10,122,024
20,244,048

14.2	Distribution of profits

The Parent Company's management decided to maintain profits for 2011 (unaudited) and 2010 in retained earnings, to be later appropriated in a members meeting. The members approved the distribution of dividends in the amount of R$ 749, relating to profits for 2009, distributed as follow:

Numbers of units of interest
PGS Participações Ltda.	374.5
Outback Steakhouse International Investments Co. (“OSI”)	374.5
749.0

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

14.	Members' equity (Continued)

The Parent Company's management also decided to maintain the remaining profits for 2009 (unaudited) in retained earnings, to be later appropriated in a members meeting.

15.	Financial instruments

The Group evaluated its financial assets and liabilities in relation to market value through available information available and appropriate evaluation methodologies. The interpretation of market data and the selection of evaluation methods require extensive judgment and estimates to calculate the most appropriate realization value. Consequently, the estimates presented do not necessarily show the amounts that may be realized in the market. The use of different market assumptions and/or methods may have a material effect on the estimated realization values.

The Group's main financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable and current and noncurrent loans.

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

Set out below is a comparison by financial statement class of the book value and fair value of the Group's financial instruments that are carried in the consolidated financial statements.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

15.	Financial instruments (Continued)

Fair value measurements (Continued)

	Book value			Fair value
	2011	2010	2009	2011	2010	2009
Description	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Financial assets
Cash and cash equivalents	21,832	11,032	3,298	21,832	11,032	3,298
Trade accounts receivable	15,553	9,856	7,409	15,553	9,856	7,409
Recoverable taxes	226	1,004	2,294	226	1,004	2,294
Credits from related parties	129	122	537	129	122	537
Other assets	2,324	1,725	1,449	2,324	1,725	1,449
	40,064	23,739	14,987	40,064	23,739	14,987

Financial liabilities
Loans, including related party	3,071	1,492	2,762	3,071	1,492	2,762
Trade accounts payable	9,998	8,743	6,531	9,998	8,743	6,531
Rental payable, including deferred	3,648	2,096	1,430	3,648	2,096	1,430
Payroll, provisions and social charges	10,866	8,078	5,560	10,866	8,078	5,560
Taxes and contributions	7,237	5,416	5,405	7,237	5,416	5,405
Royalties and franchises fee	2,242	1,809	3,944	2,242	1,809	3,944
Accounts payable to minority partners	1,077	1,309	1,807	1,077	1,309	1,807
Accrued buyout liability	8,556	5,753	3,306	8,556	5,753	3,306
Other liabilities	3,069	2,340	2,340	3,069	2,340	2,340
	49,764	37,036	33,085	49,764	37,036	33,085
The fair values of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term accounts payable approximate their respective book values due to the their short-term maturity. Loans are recognized initially at fair value, plus directly attributable transaction costs. Following the initial recognition, loans subject to interest are measured at the amortized cost using the effective interest rate method.

As a basis for considering the market participant assumptions in fair value measurements, a three-tier fair value hierarchy prioritizes the inputs used in measuring fair values as follows:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access;

•	Level 2 - inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market data available.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

15.	Financial instruments (Continued)

Fair value measurements (Continued)

The fair value measurement of short-term investments classified as cash and cash equivalents at December 31, 2011, 2010 and 2009, in the amount of R$13,544 (unaudited), R$ 8,863, and R$ 2 (unaudited), respectively, uses inputs that fall within Level 2 of the fair value hierarchy.

The Group is not engaged in any outstanding hedging instruments, term contracts, swap operations, options, futures, or embedded derivatives operations. Therefore, the Group has no risk related to derivatives utilization policies.

Significant market risk factors affecting the Group's business are as follows:

Exchange rate risk

This risk arises from the possibility of the Group incurring losses because of fluctuations in foreign currency exchange rates. The Group presents liabilities denominated in US dollars, mainly in connection with the loans from the related party OSI.

The Group does not use hedging instruments to protect against exchange rate fluctuations between the Brazilian real and the US dollar.

Credit risk

This risk mainly involves the Groups' cash and cash equivalents and accounts receivable. The Group carries out operations with highly-rated banks, which minimizes risk. Accounts receivable are substantially generated from credit card companies resulting from sales in the restaurants. Management does not anticipate losses in the realization of such receivables.

Liquidity risk

Liquidity risk arises from the possibility that the Group may not have sufficient funds to comply with their financial commitments due to the different currencies and settlement terms of their rights and obligations.

In order to mitigate liquidity risk for the Parent Company and its subsidiaries. the Group's liquidity and cash flow is monitored on a daily basis by Management, assuring that cash flow from operations and available funding, when necessary, is sufficient to meet its commitment schedule.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

15.	Financial instruments (Continued)

Liquidity risk (Continued)

The tables below summarize the maturity profile of the Group's financial liabilities on contractual and undiscounted payments.

	Year ended December 31, 2011 (unaudited)
	Up to 1 year	1 to 5 years	> 5 years	Total
Loans, including related party	1,339	1,732	—	3,071
Trade accounts payable	9,998	—	—	9,998
Rental payable, including deferred	2,490	686	472	3,648
Payroll, provisions and social charges	10,866	—	—	10,866
Taxes and contributions	7,237	—	—	7,237
Royalties and franchises fee	2,242	—	—	2,242
Accrued buyout liability	332	8,224	—	8,556
Other liabilities	3,655	491	—	4,146
	38,159	11,133	472	49,764

	Year ended December 31, 2010
	Up to 1 year	1 to 5 years	> 5 years	Total
Loans, including related party	987	505	—	1,492
Trade accounts payable	8,743	—	—	8,743
Rental payable	2,096	—	—	2,096
Payroll, provisions and social charges	8,078	—	—	8,078
Taxes and contributions	5,416	—	—	5,416
Royalties and franchises fee	1,809	—	—	1,809
Accrued buyout liability	482	5,271		5,753
Other liabilities	3,649	—	—	3,649
	31,260	5,776	—	37,036

	Year ended December 31, 2009 (unaudited)
	Up to 1 year	1 to 5 years	> 5 years	Total
Loans, including related party	1,223	1,539	—	2,762
Trade accounts payable	6,531	—	—	6,531
Rental payable	1,430	—	—	1,430
Payroll, provisions and social charges	5,560	—	—	5,560
Taxes and contributions	5,405	—	—	5,405
Royalties and franchises fee	3,944	—	—	3,944
Accrued buyout liability	283	3,023		3,306
Other liabilities	4,147	—	—	4,147
	28,523	4,562	—	33,085

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

15.	Financial instruments (Continued)

Interest rate risk

Interest rate risk arises from the possibility that the Group incurs losses because of fluctuations in interest rates that could increase certain financial expenses related to loans and financing raised from the market. The Group's exposure to market risks for changes in interest rates relates primarily to the bank debt and loans with related parties. Considering the Group's debt profile, management considers the risk of exposure to interest rate variation to be insignificant.

Capital Management

Capital includes units of interest and equity attributable to the equity holders of the Parent.

The primary objective of the Group's capital management is to ensure that it maintains sufficient capital in order to support its business and maximize member value.

The Group manages its capital structure and makes adjustments to it in light of changes in economic conditions. To maintain or adjust the capital structure, the Group may adjust dividend payments to members, return capital to members, take out new loans, or issue new units of interest. No changes were made to the objectives, policies, or processes for managing capital during the years ended December 31, 2011 (unaudited), 2010, and 2009 (unaudited).

Included within net debt are loans, trade accounts payable, less cash and cash equivalents.

	2011	2010	2009
	(unaudited)		(unaudited)
Loans, including related party	3,071	1,492	2,762
Trade accounts payable	9,998	8,743	6,531
Less: cash and cash equivalents	(21,832)	(11,032)	(3,298)
Net debt	(8,763)	(797)	5,995
Members' equity	109,981	87,788	67,825
Members' equity and net debt	101,218	86,991	73,820

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

16.	Operating lease commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases during 2011 (unaudited), 2010, and 2009 (unaudited) was R$12,255, R$8,448, and R$7,061, respectively.

The Group has entered into operating leases for the restaurants locations. These leases have an average life of between 10 to 15 years. Future minimum rentals payable under non-cancellable operating leases as at December 31 are as follows:

	2011	2010	2009
	(unaudited)		(unaudited)
Within one year	12,802	6,513	7,660
After one year but not more than five years	47,444	45,306	46,408
More than five years	61,940	74,862	66,100
	122,186	126,681	120,168

17.	Insurance coverage

The Group maintains insurance coverage primarily for risks of loss relating to property damages, loss of profit, and fixed asset items. Coverage amounts are deemed sufficient by Management to cover any potential losses. At December 31, 2011, the Group had the following main insurance policies contracted with third parties:

Type	Insurance company	Inception date	Expiry date	Maximum indemnity limit
Property damages	Generali Brasil Seguros	30/Sep/2011	30/Jun/2012	R$ 10,000
General civil liability	Chubb do Brasil Cia de Seguros	30/Jun/2011	30/Jun/2012	R$ 3,000
Directors and Officers liability	Ace Seguradora S.A.	11/Jul/2011	11/Jul/2012	R$ 5,000

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

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

BR GAAP differs, in certain significant respects, from US GAAP. No relevant differences between BR GAAP and US GAAP were identified for the Group's members' equity and net income as of and for the years ended December 31, 2011 (unaudited), 2010, and 2009 (unaudited).

Classification of statement of cash flows

Under BR GAAP, the classification of certain cash flow items is presented differently from US GAAP. Under BR GAAP, interest paid is recorded in financing activities. For US GAAP purposes, interest paid is classified in operating activities.

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013.

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

18.	Summary and reconciliation of the differences between the accounting practices adopted in Brazil and accounting principles generally accepted in the United States of America (Continued)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The Company plans to implement the provisions of ASU 2011-05 by presenting a separate statement of other comprehensive income following the statement of income in 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. A nonpublic entity is required to apply the ASU prospectively for annual periods beginning after December 15, 2011. The Company expects that the adoption of ASU 2011-04 in 2012 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009‑13, Revenue Recognition (Topic 605): Multiple‑Deliverable Revenue Arrangements (EITF Issue No. 08‑1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009‑13 amends FASB ASC Subtopic 605‑25, Revenue Recognition-Multiple-Element Arrangements, to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE

PGS CONSULTORIA E SERVIÇOS LTDA.

Notes to consolidated financial statements
December 31, 2011 (unaudited), 2010 and 2009 (unaudited)
(In thousands of reais, except when mentioned otherwise)

18.	Summary and reconciliation of the differences between the accounting practices adopted in Brazil and accounting principles generally accepted in the United States of America (Continued)

and TPE for one or more delivered or undelivered elements in a multiple‑element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009‑13. Additionally, the new guidance will require entities to disclose more information about their multiple‑element revenue arrangements. ASU 2009‑13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009‑13 in 2011 did not have an effect on the Company's consolidated financial statements.

OSI Restaurant Partners, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	OSI Restaurant Partners, LLC

By: /s/ Elizabeth A. Smith
Elizabeth A. Smith President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth A. Smith	Director, President, Chief Executive Officer (Principal Executive Officer)	March 30, 2012
Elizabeth A. Smith

/s/ Dirk A. Montgomery	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
Dirk A. Montgomery

/s/ Chris T. Sullivan	Director	March 30, 2012
Chris T. Sullivan

/s/ Robert D. Basham	Director	March 30, 2012
Robert D. Basham

/s/ Andrew B. Balson	Director	March 30, 2012
Andrew B. Balson

/s/ J. Michael Chu	Director	March 30, 2012
J. Michael Chu

/s/ Philip H. Loughlin	Director	March 30, 2012
Philip H. Loughlin

/s/ Mark E. Nunnelly	Director	March 30, 2012
Mark E. Nunnelly

/s/ Mark A. Verdi	Director	March 30, 2012
Mark A. Verdi

[Remainder of page intentionally left blank]