Form 10-Q
period 2012-03-31
OSI RESTAURANT PARTNERS, LLC
filed 2012-05-11
CIK 874691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
Large accelerated filer ☐ Accelerated filer  ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of May 11, 2012, the registrant has 100 common units, no par value, outstanding (all of which are owned by OSI HoldCo, Inc., the registrant’s direct owner), and none are publicly traded.

OSI Restaurant Partners, LLC

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2012
(Unaudited)

OSI Restaurant Partners, LLC

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

OSI Restaurant Partners, LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$317,427	$369,138
Current portion of restricted cash	3,476	5,059
Inventories	68,394	69,223
Deferred income tax assets	26,519	30,822
Other current assets, net	89,003	106,457
Total current assets	504,819	580,699
Property, fixtures and equipment, net	807,790	806,004
Investments in and advances to unconsolidated affiliates, net	37,681	35,033
Goodwill	440,061	439,419
Intangible assets, net	568,208	572,148
Other assets, net	135,678	132,256
Total assets	$2,494,237	$2,565,559
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$106,269	$95,798
Accrued and other current liabilities	168,823	209,395
Current portion of partner deposits and accrued partner obligations	16,999	15,044
Unearned revenue	202,201	299,596
Current portion of long-term debt	51,126	51,587
Total current liabilities	545,418	671,420
Partner deposits and accrued partner obligations	94,633	98,681
Deferred rent	100,761	103,439
Deferred income tax liabilities	189,845	194,557
Long-term debt	1,257,966	1,257,877
Guaranteed debt	24,500	24,500
Other long-term liabilities, net	222,565	218,976
Total liabilities	2,435,688	2,569,450
Commitments and contingencies
Equity (Deficit)
OSI Restaurant Partners, LLC Unitholder’s Equity (Deficit)
Common units, no par value, 100 units authorized, issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	744,560	743,009
Accumulated deficit	(676,431)	(734,498)
Accumulated other comprehensive loss	(18,700)	(21,849)
Total OSI Restaurant Partners, LLC unitholder’s equity (deficit)	49,429	(13,338)
Noncontrolling interests	9,120	9,447
Total equity (deficit)	58,549	(3,891)
Total liabilities and equity (deficit)	$2,494,237	$2,565,559
The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Revenues
Restaurant sales	$1,045,466	$993,109
Other revenues	10,204	8,785
Total revenues	1,055,670	1,001,894
Costs and expenses
Cost of sales	335,859	317,668
Labor and other related	293,501	282,807
Other restaurant operating	229,861	231,914
Depreciation and amortization	34,087	33,233
General and administrative	69,535	61,509
Provision for impaired assets and restaurant closings	4,435	1,090
Income from operations of unconsolidated affiliates	(2,404)	(3,646)
Total costs and expenses	964,874	924,575
Income from operations	90,796	77,319
Other income (expense), net	54	(303)
Interest expense, net	(15,325)	(15,923)
Income before provision for income taxes	75,525	61,093
Provision for income taxes	13,625	10,982
Net income	61,900	50,111
Less: net income attributable to noncontrolling interests	3,833	3,223
Net income attributable to OSI Restaurant Partners, LLC	$58,067	$46,888

Net income	$61,900	$50,111
Other comprehensive income:
Foreign currency translation adjustment	3,149	2,508
Comprehensive income	65,049	52,619
Less: comprehensive income attributable to noncontrolling interests	3,833	3,223
Comprehensive income attributable to OSI Restaurant Partners, LLC	$61,216	$49,396

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT COMMON UNITS, UNAUDITED)

	OSI RESTAURANT PARTNERS, LLC
	COMMON UNITS	COMMON UNITS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2011	100	$—	$743,009	$(734,498)	$(21,849)	$9,447	$(3,891)
Net income	—	—	—	58,067	—	3,833	61,900
Foreign currency translation adjustment	—	—	—	—	3,149	—	3,149
Stock-based compensation	—	—	1,551	—	—	—	1,551
Distributions to noncontrolling interests	—	—	—	—	—	(4,337)	(4,337)
Contributions from noncontrolling interests	—	—	—	—	—	177	177
Balance, March 31, 2012	100	$—	$744,560	$(676,431)	$(18,700)	$9,120	$58,549

	OSI RESTAURANT PARTNERS, LLC
	COMMON UNITS	COMMON UNITS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	NON- CONTROLLING INTERESTS	TOTAL
Balance, December 31, 2010	100	$—	$735,760	$(815,252)	$(11,757)	$13,323	$(77,926)
Net income	—	—	—	46,888	—	3,223	50,111
Foreign currency translation adjustment	—	—	—	—	2,508	—	2,508
Stock-based compensation	—	—	1,521	—	—	—	1,521
Distributions to noncontrolling interests	—	—	(38)	—	—	(4,006)	(4,044)
Contributions from noncontrolling interests	—	—	—	—	—	11	11
Balance, March 31, 2011	100	$—	$737,243	$(768,364)	$(9,249)	$12,551	$(27,819)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows (used in) provided by operating activities:
Net income	$61,900	$50,111
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	34,087	33,233
Amortization of deferred financing fees	1,783	1,923
Amortization of capitalized gift card sales commissions	6,690	5,668
Provision for impaired assets and restaurant closings	4,435	1,090
Stock-based and other non-cash compensation expense	12,543	11,290
Income from operations of unconsolidated affiliates	(2,404)	(3,646)
Change in deferred income taxes	(333)	(2)
Loss on disposal of property, fixtures and equipment	484	1,120
Unrealized loss (gain) on derivative financial instruments	194	(51)
Gain on life insurance and restricted cash investments	(3,156)	(1,051)
Change in assets and liabilities:
Decrease in inventories	887	4,838
Decrease (increase) in other current assets	11,184	(7,915)
Decrease in other assets	2,520	1,999
Increase in accrued interest payable	6,148	6,126
(Decrease) increase in accounts payable and accrued and other current liabilities	(38,112)	13,391
(Decrease) increase in deferred rent	(2,549)	4,063
Decrease in unearned revenue	(97,473)	(87,674)
Increase (decrease) in other long-term liabilities	282	(5,933)
Net cash (used in) provided by operating activities	(890)	28,580
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(350)	(342)
Proceeds from sale of Company-owned life insurance	—	1,055
Proceeds from sale of property, fixtures and equipment	1,255	—
Capital expenditures	(34,019)	(20,480)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	4,835	4,807
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(4,293)	(3,967)
Return on investment from unconsolidated affiliates	332	—
Net cash used in investing activities	$(32,240)	$(18,927)

OSI Restaurant Partners, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows used in financing activities:
Repayments of long-term debt	$(6,642)	$(5,695)
Contributions from noncontrolling interests	177	11
Distributions to noncontrolling interests	(4,337)	(4,044)
Repayments of partner deposits and accrued partner obligations	(9,242)	(13,257)
Net cash used in financing activities	(20,044)	(22,985)
Effect of exchange rate changes on cash and cash equivalents	1,463	1,514
Net decrease in cash and cash equivalents	(51,711)	(11,818)
Cash and cash equivalents at the beginning of the period	369,138	300,111
Cash and cash equivalents at the end of the period	$317,427	$288,293
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,116	$8,192
Cash paid for income taxes, net of refunds	4,944	8,367
Supplemental disclosures of non-cash investing and financing activities:
Conversion of partner deposits and accrued partner obligations to notes payable	$2,646	$2,807
Acquisitions of property, fixtures and equipment through accounts payable or capital lease liabilities	3,423	925

 The accompanying notes are an integral part of these Consolidated Financial Statements.

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

OSI Restaurant Partners, LLC and its wholly-owned subsidiaries (collectively, the “Company”) own and operate casual, upscale casual and fine dining restaurants primarily in the United States.  The Company’s restaurant portfolio has five concepts: Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Fleming’s Prime Steakhouse and Wine Bar and Roy’s. Additional Outback Steakhouse, Carrabba’s Italian Grill and Bonefish Grill restaurants in which the Company has no direct investment are operated under franchise agreements.

The accompanying interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the Company, all adjustments considered necessary for the fair presentation of the Company’s results of operations, financial position and cash flows for the periods presented have been included and are of a normal, recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

2.         Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), that establishes a number of new requirements for fair value measurements. These include: (i) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (ii) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (iii) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. Additionally, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 on January 1, 2012 increased the Company’s fair value disclosures requirements but did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Instead, the new guidance requires the Company to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU No. 2011-05 must be applied retrospectively and is effective for public companies during the interim and annual periods beginning after December 15, 2011. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The deferral of the presentation requirements does not impact the effective date of the other requirements in ASU 2011-05. During the deferral period, the existing requirements in generally accepted accounting

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

principles in the United States for the presentation of reclassification adjustments must continue to be followed. ASU No. 2011-12 is effective for public companies during the interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 on January 1, 2012 did not have an impact on the Company's financial position, results of operations or cash flows as the guidance only requires a presentation change to comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” (“ASU No. 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step quantitative goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The guidance requires the Company to provide both net and gross information for these assets and liabilities. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required. This guidance will not have an impact on the Company's financial position, results of operations or cash flows as it only requires a presentation change to offsetting (netting) assets and liabilities.

3.           Fair Value Measurements

Fair Value Measurements on a Nonrecurring Basis

The Company periodically evaluates long-lived assets held for use whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company analyzes historical cash flows of operating locations and compares results of poorer performing locations to more profitable locations as well as lease terms, condition of the assets and related need for capital expenditures or repairs. Impairment loss is recognized to the extent that the fair value of the assets is less than the carrying value.

The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	MARCH 31, 2012
		REMAINING FAIR VALUE			THREE MONTHS ENDED MARCH 31, 2012
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
Long-lived assets held and used	$864	$—	$650	$214	$4,158

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The Company recorded $4.2 million of impairment charges as a result of the fair value measurement on a nonrecurring basis during the three months ended March 31, 2012 primarily related to two specifically identified restaurant locations with individual store under-performance.  At March 31, 2012, the impaired long-lived assets had $0.9 million of remaining fair value.  The Company used a third-party market appraisal for the fair value of the assets included in Level 2 in the table above and a discounted cash flow model to estimate the fair value of the long-lived assets included in Level 3 in the table above.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, the Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents quantitative information related to the unobservable inputs used in the Company's Level 3 fair value measurements for the impairment loss incurred in the three months ended March 31, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average cost of capital	11.2%
Long-term growth rate	3.0%
Annual revenue growth rates (1)	(8.7)% - 3.0%
________________

(1)	Weighted average of the annual revenue growth rate at March 31, 2012 was 2.4%.

The Company performed its annual goodwill and other indefinite-lived intangible assets impairment test during the second quarter of 2011 and did not have any impairment charges.  Additionally, the Company did not have any other material impairment charges as a result of fair value measurements on a nonrecurring basis during the three months ended March 31, 2011.

Interim Disclosures about Fair Value of Financial Instruments

The Company’s non-derivative financial instruments at March 31, 2012 and December 31, 2011 consist of cash equivalents, restricted cash, accounts receivable, accounts payable and current and long-term debt.  The fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts reported in the Consolidated Balance Sheets due to their short duration.  The fair value of its senior secured credit facilities and senior notes is determined based on quoted market prices in inactive markets.  Fair value estimates for Other notes payable and Guaranteed debt are derived using a discounted cash flow approach. Discounted cash flow inputs primarily include cost of debt rates which are used to derive the present value factors for the determination of fair value. Guaranteed debt fair value also includes assumptions of the probability and timing of performance under the guarantee. These inputs represent assumptions impacted by economic conditions and management expectations and may change in the future based on period-specific facts and circumstances.

The following table includes the carrying value and fair value of the Company’s financial instruments (excluding money market funds recorded in cash equivalents and restricted cash, which were immaterial) at March 31, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall (in thousands):

	MARCH 31, 2012
		FAIR VALUE
	CARRYING VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Senior secured term loan facility	$1,011,125	$—	$993,430	$—
Senior secured pre-funded revolving credit facility	33,000	—	32,423	—
Senior notes	248,075	—	256,758	—
Other notes payable	8,558	—	—	7,969
Guaranteed debt	24,500	—	—	22,797

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

The carrying amounts of the Company’s Other notes payable and Guaranteed debt approximated fair value at December 31, 2011. The following table includes the carrying value and fair value of the Company’s senior secured credit facilities and senior notes at December 31, 2011 (in thousands):

	DECEMBER 31, 2011
	CARRYING VALUE	FAIR VALUE
Senior secured term loan facility	$1,014,400	$953,536
Senior secured pre-funded revolving credit facility	33,000	31,020
Senior notes	248,075	254,277

4.           Variable Interest Entities

The Company consolidates variable interest entities in which it is deemed to have a controlling financial interest as a result of the Company having (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the variable interest entity. If the Company has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the operations of the variable interest entity are included in the consolidated financial statements.

Roy’s and RY-8, Inc.

The Company’s consolidated financial statements include the accounts and operations of its Roy’s joint venture although it has less than majority ownership.  The Company determined it is the primary beneficiary of the joint venture since the Company has the power to direct or cause the direction of the activities that most significantly impact the entity on a day-to-day basis, such as decisions regarding menu development, purchasing, restaurant expansion and closings and the management of employee-related processes.  Additionally, the Company has the obligation to absorb losses or the right to receive benefits of the Roy’s joint venture that could potentially be significant to the Roy’s joint venture.  The majority of capital contributions made by the Company’s partner in the Roy’s joint venture, RY-8, Inc. ("RY-8"), have been funded by loans to RY-8 from a third party which the Company guarantees (see Note 7). The guarantee is secured by a collateral interest in RY-8’s membership interest in the joint venture.  The carrying amounts of consolidated assets and liabilities included within the Company’s Consolidated Balance Sheets for the Roy’s joint venture were $26.6 million and $8.3 million, respectively, at March 31, 2012 and $26.2 million and $9.6 million, respectively, at December 31, 2011.

The Company is also the primary beneficiary of RY-8 because its implicit variable interest in that entity, which is considered a de facto related party, indirectly receives the variability of the entity through absorption of RY-8’s expected losses, and therefore the Company also consolidates RY-8.  Since RY-8’s $24.5 million line of credit became fully extended in 2007, the Company made interest payments, paid line of credit renewal fees and made capital expenditures for additional restaurant development on behalf of RY-8.  The Company is obligated to provide financing, either through a guarantee with a third-party institution or Company loans, for all required capital contributions and interest payments.  Therefore, any additional RY-8 capital requirements in connection with the joint venture likely will be the Company’s responsibility.  The Company classifies its $24.5 million contingent obligation as guaranteed debt and the portion of income or loss attributable to RY-8 is eliminated in the line item in the Consolidated Statement of Operations and Comprehensive Income entitled “Net income attributable to noncontrolling interests.”  All material intercompany balances and transactions have been eliminated.

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

Upon adoption of new accounting guidance for variable interest entities on January 1, 2010, the Company determined that it is no longer the primary beneficiary of PRG.  As a result, the Company deconsolidated PRG on January 1, 2010. The Company determined that certain rights pursuant to a $2.0 million promissory note, which is fully reserved, owed to the Company by PRG are non-substantive participating rights, and as a result, the Company does not have the power to direct the activities that most significantly impact the entity.  At March 31, 2012, the maximum undiscounted exposure to loss as a result of the Company’s involvement with PRG is $22.1 million related to lease payments extending through June 13, 2022 in the event that PRG defaults on certain third-party leases, of which $20.1 million relates to lease payments to the Company’s sister company, Private Restaurant Properties, LLC ("PRP").

5.           Other Current Assets, Net

Other current assets, net, consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2012	2011
Prepaid expenses	$33,170	$19,613
Accounts receivable - vendors, net	29,922	48,568
Accounts receivable - franchisees, net	3,441	2,396
Accounts receivable - other, net	7,982	11,883
Other current assets, net	14,488	23,997
	$89,003	$106,457

6.           Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2012	2011
Accrued payroll and other compensation	$73,061	$115,395
Accrued insurance	21,388	19,284
Other	74,374	74,716
	$168,823	$209,395

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

7.           Long-term Debt

Long-term debt consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2012	2011
Senior secured term loan facility, interest rates of 2.56% and 2.63% at March 31, 2012 and December 31, 2011, respectively (1)	$1,011,125	$1,014,400
Senior secured pre-funded revolving credit facility, interest rates of 4.50% and 2.63% at March 31, 2012 and December 31, 2011, respectively	33,000	33,000
Senior notes, interest rate of 10.00% at March 31, 2012 and December 31, 2011	248,075	248,075
Other notes payable, uncollateralized, interest rates ranging from 0.76% to 7.00% at March 31, 2012 and December 31, 2011	8,558	9,094
Sale-leaseback obligations	2,375	2,375
Capital lease obligations	5,959	2,520
Guaranteed debt, interest rate of 2.65% at March 31, 2012 and December 31, 2011	24,500	24,500
	1,333,592	1,333,964
Less: current portion of long-term debt	(51,126)	(51,587)
Less: guaranteed debt	(24,500)	(24,500)
Long-term debt	$1,257,966	$1,257,877
________________

(1)	At March 31, 2012 and December 31, 2011, $5.0 million and $61.9 million, respectively, of the Company's outstanding senior secured term loan facility was at an interest rate of 4.50%.

On June 14, 2007, the Company entered into senior secured credit facilities with a syndicate of institutional lenders and financial institutions.  These senior secured credit facilities provide for senior secured financing of up to $1.6 billion, consisting of a $1.3 billion term loan facility, a $150.0 million working capital revolving credit facility, including letter of credit and swing-line loan sub-facilities, and a $100.0 million pre-funded revolving credit facility that provides financing for capital expenditures only.

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, the Company has the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1.0% (“Base Rate”) (3.25% at March 31, 2012 and December 31, 2011).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (“Eurocurrency Rate”) (ranging from 0.31% to 0.81% and from 0.38% to 0.88% at March 31, 2012 and December 31, 2011, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if the Company’s Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2012 and December 31, 2011).

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

Additionally, the Company is required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit are less than

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

$100.0 million, in both cases with 100% of the Company’s “annual true cash flow,” as defined in the credit agreement.  In accordance with these requirements, the Company repaid its pre-funded revolving credit facility outstanding loan balance of $33.0 million and funded $37.6 million to its capital expenditure account using its “annual true cash flow” in April 2012.

The Company’s senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at March 31, 2012 and December 31, 2011. The Company has classified $13.1 million of its term loans as current at March 31, 2012 and December 31, 2011 due to its required quarterly payments and the results of its projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with the Company's debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under the $150.0 million working capital revolving credit facility, which matures June 14, 2013, provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at March 31, 2012 and December 31, 2011; however, $66.8 million and $67.6 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing. The Company’s total outstanding letters of credit issued under its working capital revolving credit facility may not exceed $75.0 million.

Proceeds of loans under the $100.0 million pre-funded revolving credit facility, which expires June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of March 31, 2012 and December 31, 2011, the Company had $33.0 million outstanding on its pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in the Company’s Consolidated Balance Sheets, as the Company is required to repay any outstanding borrowings in April following each fiscal year using its “annual true cash flow,” as defined in the credit agreement.

At March 31, 2012 and December 31, 2011, the Company was in compliance with its debt covenants. See the 2011 Form 10-K for further information about the Company’s debt covenant requirements.

8.           Income Taxes

The effective income tax rates were consistent at 18.0% in the three months ended March 31, 2012 and 2011 primarily due to the lower discrete items offsetting the effect of the increase in the projected foreign pretax book income and the foreign tax provision being a higher percentage of projected consolidated pretax income as compared to the prior year.

The effective income tax rate for the three months ended March 31, 2012 was lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of pretax income. This was partially offset by an increase in the valuation allowance.  The effective income tax rate for the three months ended March 31, 2011 was lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax income. This was partially offset by the income taxes in states that only have limited deductions in computing the state current tax provision.

As of March 31, 2012 and December 31, 2011, the Company had $13.2 million and $14.0 million, respectively, of unrecognized tax benefits ($1.7 million and $1.5 million, respectively, in “Other long-term liabilities, net,” $1.5 million

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

and $2.5 million, respectively, in “Accrued and other current liabilities” and $10.0 million in “Deferred income tax liabilities”).  Additionally, the Company accrued $3.2 million and $4.1 million of interest and penalties related to uncertain tax positions as of March 31, 2012 and December 31, 2011, respectively.  Of the total amount of unrecognized tax benefits, including accrued interest and penalties, $14.0 million and $15.2 million, respectively, if recognized, would impact the Company’s effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred income tax assets and the federal tax benefit of state income tax items.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant taxable authorities.  Based on the outcome of these examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related recorded unrecognized tax benefits for tax positions taken on previously filed tax returns will decrease by approximately $2.0 million to $4.0 million within the next twelve months after March 31, 2012.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2011.  The Company and its subsidiaries’ state and foreign income tax returns are also open to audit under the statute of limitations for the years ended December 31, 2000 through 2011.

9.           Supplemental Guarantor Condensed Consolidating Financial Statements

The Company’s senior notes are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic 100% owned restricted subsidiaries in its Outback Steakhouse and Carrabba's Italian Grill concepts and certain non-restaurant subsidiaries (the “Guarantors”) and by OSI HoldCo, Inc. (“OSI HoldCo”), the Company’s direct owner and an indirect, wholly-owned subsidiary of the Company’s ultimate parent, Bloomin' Brands, Inc. (“Bloomin' Brands”), formerly Kangaroo Holdings, Inc.  All other concepts and certain non-restaurant subsidiaries of the Company do not guarantee the senior notes (“Non-Guarantors”).

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2012
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$177,463	$—	$40,116	$99,848	$—	$317,427
Current portion of restricted cash	481	—	2,995	—	—	3,476
Inventories	23,004	—	28,130	17,260	—	68,394
Deferred income tax assets	24,079	—	850	1,590	—	26,519
Other current assets	29,910	—	39,796	19,297	—	89,003
Total current assets	254,937	—	111,887	137,995	—	504,819
Property, fixtures and equipment, net	35,633	—	505,524	266,633	—	807,790
Investments in and advances to unconsolidated affiliates, net	682	—	—	36,999	—	37,681
Investments in subsidiaries	—	—	10,252	—	(10,252)	—
Due from (to) subsidiaries	1,865,750	—	1,853,371	619,265	(4,338,386)	—
Goodwill	—	—	299,139	140,922	—	440,061
Intangible assets, net	—	—	416,856	151,352	—	568,208
Other assets, net	74,262	—	20,272	41,144	—	135,678
Total assets	$2,231,264	$—	$3,217,301	$1,394,310	$(4,348,638)	$2,494,237

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF MARCH 31, 2012
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$20,222	$—	$56,997	$29,050	$—	$106,269
Accrued and other current liabilities	64,683	—	62,094	42,046	—	168,823
Current portion of partner deposits and accrued partner obligations	244	—	9,436	7,319	—	16,999
Unearned revenue	87	—	156,383	45,731	—	202,201
Current portion of long-term debt	46,822	—	3,109	1,195	—	51,126
Total current liabilities	132,058	—	288,019	125,341	—	545,418
Partner deposits and accrued partner obligations	8,248	—	66,594	19,791	—	94,633
Deferred rent	1,505	—	64,768	34,488	—	100,761
Deferred income tax liabilities	56,568	—	135,776	(2,499)	—	189,845
Long-term debt	1,248,032	248,075	8,351	1,583	(248,075)	1,257,966
Guaranteed debt	—	—	—	24,500	—	24,500
Accumulated losses in subsidiaries in excess of investment	162,482	—	—	—	(162,482)	—
Due to (from) subsidiaries	417,733	—	2,441,410	1,479,243	(4,338,386)	—
Other long-term liabilities, net	155,225	—	48,549	18,791	—	222,565
Total liabilities	2,181,851	248,075	3,053,467	1,701,238	(4,748,943)	2,435,688
Equity (Deficit)
OSI Restaurant Partners, LLC Unitholder’s Equity (Deficit)
Additional paid-in capital	744,560	(248,075)	—	—	248,075	744,560
(Accumulated deficit) retained earnings	(676,431)	—	163,834	(297,364)	133,530	(676,431)
Accumulated other comprehensive (loss) income	(18,700)	—	—	(18,700)	18,700	(18,700)
Total OSI Restaurant Partners, LLC unitholder’s equity (deficit)	49,429	(248,075)	163,834	(316,064)	400,305	49,429
Noncontrolling interests	(16)	—	—	9,136	—	9,120
Total equity (deficit)	49,413	(248,075)	163,834	(306,928)	400,305	58,549
Total liabilities and equity (deficit)	$2,231,264	$—	$3,217,301	$1,394,310	$(4,348,638)	$2,494,237

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

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING BALANCE SHEET
	AS OF DECEMBER 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
LIABILITIES AND (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$21,347	$—	$38,954	$35,497	$—	$95,798
Accrued and other current liabilities	65,844	—	89,705	53,846	—	209,395
Current portion of partner deposits and accrued partner obligations	115	—	7,386	7,543	—	15,044
Unearned revenue	39	—	237,207	62,350	—	299,596
Current portion of long-term debt	46,768	—	3,479	1,340	—	51,587
Total current liabilities	134,113	—	376,731	160,576	—	671,420
Partner deposits and accrued partner obligations	4,281	—	73,044	21,356	—	98,681
Deferred rent	1,184	—	67,863	34,392	—	103,439
Deferred income tax liabilities	61,333	—	135,220	(1,996)	—	194,557
Long-term debt	1,250,533	248,075	5,554	1,790	(248,075)	1,257,877
Guaranteed debt	—	—	—	24,500	—	24,500
Accumulated losses in subsidiaries in excess of investment	262,718	—	—	—	(262,718)	—
Due to (from) subsidiaries	397,932	—	2,270,699	1,434,144	(4,102,775)	—
Other long-term liabilities, net	150,672	—	49,458	18,846	—	218,976
Total liabilities	2,262,766	248,075	2,978,569	1,693,608	(4,613,568)	2,569,450
(Deficit) Equity
OSI Restaurant Partners, LLC Unitholder’s (Deficit) Equity
Additional paid-in capital	743,009	(248,075)	—	—	248,075	743,009
(Accumulated deficit) retained earnings	(734,498)	—	93,568	(325,341)	231,773	(734,498)
Accumulated other comprehensive (loss) income	(21,849)	—	—	(21,849)	21,849	(21,849)
Total OSI Restaurant Partners, LLC unitholder’s (deficit) equity	(13,338)	(248,075)	93,568	(347,190)	501,697	(13,338)
Noncontrolling interests	(15)	—	—	9,462	—	9,447
Total (deficit) equity	(13,353)	(248,075)	93,568	(337,728)	501,697	(3,891)
Total liabilities and equity (deficit)	$2,249,413	$—	$3,072,137	$1,355,880	$(4,111,871)	$2,565,559

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
	THREE MONTHS ENDED MARCH 31, 2012
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$6	$—	$730,639	$314,821	$—	$1,045,466
Other revenues	605	—	4,585	5,014	—	10,204
Total revenues	611	—	735,224	319,835	—	1,055,670
Costs and expenses
Cost of sales	—	—	236,034	99,825	—	335,859
Labor and other related	3,061	—	204,105	86,335	—	293,501
Other restaurant operating	—	—	162,851	67,010	—	229,861
Depreciation and amortization	624	—	21,181	12,282	—	34,087
General and administrative	7,970	—	37,757	23,808	—	69,535
Provision for impaired assets and restaurant closings	120	—	4,197	118	—	4,435
Income from operations of unconsolidated affiliates	—	—	—	(2,404)	—	(2,404)
Total costs and expenses	11,775	—	666,125	286,974	—	964,874
(Loss) income from operations	(11,164)	—	69,099	32,861	—	90,796
Equity in earnings (losses) of subsidiaries	97,086	—	1,156	—	(98,242)	—
Other income, net	—	—	—	54	—	54
Interest (expense) income, net	(15,498)	—	(27)	200	—	(15,325)
Income (loss) before provision (benefit) for income taxes	70,424	—	70,228	33,115	(98,242)	75,525
Provision (benefit) for income taxes	12,357	—	(37)	1,305	—	13,625
Net income (loss)	58,067	—	70,265	31,810	(98,242)	61,900
Less: net income attributable to noncontrolling interests	—	—	—	3,833	—	3,833
Net income (loss) attributable to OSI Restaurant Partners, LLC	$58,067	$—	$70,265	$27,977	$(98,242)	$58,067

Net income (loss)	$58,067	$—	$70,265	$31,810	$(98,242)	$61,900
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	3,149	—	3,149
Comprehensive income (loss)	58,067	—	70,265	34,959	(98,242)	65,049
Less: comprehensive income attributable to noncontrolling interests	—	—	—	3,833	—	3,833
Comprehensive income (loss) attributable to OSI Restaurant Partners, LLC	$58,067	$—	$70,265	$31,126	$(98,242)	$61,216

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
	THREE MONTHS ENDED MARCH 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Restaurant sales	$8	$—	$695,335	$297,766	$—	$993,109
Other revenues	792	—	4,000	3,993	—	8,785
Total revenues	800	—	699,335	301,759	—	1,001,894
Costs and expenses
Cost of sales	—	—	224,066	93,602	—	317,668
Labor and other related	1,432	—	198,775	82,600	—	282,807
Other restaurant operating	471	—	164,071	67,372	—	231,914
Depreciation and amortization	482	—	19,847	12,904	—	33,233
General and administrative	10,341	—	32,871	18,297	—	61,509
Provision for impaired assets and restaurant closings	522	—	504	64	—	1,090
Income from operations of unconsolidated affiliates	(1,349)	—	—	(2,297)	—	(3,646)
Total costs and expenses	11,899	—	640,134	272,542	—	924,575
(Loss) income from operations	(11,099)	—	59,201	29,217	—	77,319
Equity in earnings (losses) of subsidiaries	83,046	—	986	—	(84,032)	—
Other expense, net	—	—	—	(303)	—	(303)
Interest (expense) income, net	(15,773)	—	(160)	10	—	(15,923)
Income (loss) before provision for income taxes	56,174	—	60,027	28,924	(84,032)	61,093
Provision for income taxes	9,296	—	27	1,659	—	10,982
Net income (loss)	46,878	—	60,000	27,265	(84,032)	50,111
Less: net (loss) income attributable to noncontrolling interests	(10)	—	—	3,233	—	3,223
Net income (loss) attributable to OSI Restaurant Partners, LLC	$46,888	$—	$60,000	$24,032	$(84,032)	$46,888

Net income (loss)	$46,878	$—	$60,000	$27,265	$(84,032)	$50,111
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	2,508	—	2,508
Comprehensive income (loss)	46,878	—	60,000	29,773	(84,032)	52,619
Less: comprehensive (loss) income attributable to noncontrolling interests	(10)	—	—	3,233	—	3,223
Comprehensive income (loss) attributable to OSI Restaurant Partners, LLC	$46,888	$—	$60,000	$26,540	$(84,032)	$49,396

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2012
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net cash (used in) provided by operating activities	$(50,851)		$31,029	$18,932	$—	$(890)
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(350)	—	—	—	—	(350)
Proceeds from sale of property, fixtures and equipment	—	—	1,220	35	—	1,255
Capital expenditures	(3,583)	—	(22,539)	(7,897)	—	(34,019)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	1,768		3,067	—	—	4,835
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(1,958)	—	(2,335)	—	—	(4,293)
Return on investment from unconsolidated affiliates	332	—	—	—	—	332
Net cash used in investing activities	(3,791)	—	(20,587)	(7,862)	—	(32,240)
Cash flows used in financing activities:
Repayments of long-term debt	(3,437)	—	(2,484)	(721)	—	(6,642)
Contributions from noncontrolling interests	—	—	—	177	—	177
Distributions to noncontrolling interests	—	—	—	(4,337)	—	(4,337)
Repayments of partner deposits and accrued partner obligations	(1,794)	—	(5,728)	(1,720)	—	(9,242)
Net cash used in financing activities	(5,231)	—	(8,212)	(6,601)	—	(20,044)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,463	—	1,463
Net (decrease) increase in cash and cash equivalents	(59,873)	—	2,230	5,932	—	(51,711)
Cash and cash equivalents at the beginning of the period	237,336	—	37,886	93,916	—	369,138
Cash and cash equivalents at the end of the period	$177,463	$—	$40,116	$99,848	$—	$317,427

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 2011
	OSI Parent	OSI Co-Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$35,467	$—	$(14,690)	$7,803	$—	$28,580
Cash flows used in investing activities:
Purchases of Company-owned life insurance	(342)	—	—	—	—	(342)
Proceeds from sale of Company-owned life insurance	1,055	—	—	—	—	1,055
Capital expenditures	(1,685)	—	(15,996)	(2,799)	—	(20,480)
Restricted cash received for capital expenditures, property taxes and certain deferred compensation plans	1,769	—	3,038	—	—	4,807
Restricted cash used to fund capital expenditures, property taxes and certain deferred compensation plans	(1,543)	—	(2,424)	—	—	(3,967)
Net cash used in investing activities	(746)	—	(15,382)	(2,799)	—	(18,927)
Cash flows used in financing activities:
Repayments of long-term debt	(3,361)	—	(1,775)	(559)	—	(5,695)
Contributions from noncontrolling interests	11	—	—	—	—	11
Distributions to noncontrolling interests	—	—	—	(4,044)	—	(4,044)
Repayments of partner deposits and accrued partner obligations	(1,893)	—	(7,899)	(3,465)	—	(13,257)
Net cash used in financing activities	(5,243)	—	(9,674)	(8,068)	—	(22,985)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,514	—	1,514
Net increase (decrease) in cash and cash equivalents	29,478	—	(39,746)	(1,550)	—	(11,818)
Cash and cash equivalents at the beginning of the period	156,274	—	77,714	66,123	—	300,111
Cash and cash equivalents at the end of the period	$185,752	$—	$37,968	$64,573	$—	$288,293

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) - Continued

10.           Related Parties

Bloomin' Brands, Inc., Private Restaurant Properties, LLC and New Private Restaurant Properties, LLC

In 2007, the Company caused its wholly-owned subsidiaries to sell substantially all of the Company’s domestic restaurant properties at fair market value to PRP, for approximately $987.7 million.  PRP then simultaneously leased the properties to Private Restaurant Master Lessee, LLC (the “Master Lessee”), the Company’s wholly-owned subsidiary, under a 15-year master lease.  The sale at fair market value to PRP and subsequent leaseback by the Master Lessee qualified for sale-leaseback accounting treatment and resulted in operating leases for the Company.

Effective March 14, 2012, Bloomin' Brands, the Company's indirect parent, entered into a sale-leaseback transaction with two third-party real estate institutional investors in which PRP sold 67 of its restaurant properties at fair market value for net proceeds of $192.9 million.  The Company then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial term of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  The Company recorded a $6.7 million reduction in its deferred rent liability as a result of the sale of these 67 restaurant properties in its Consolidated Balance Sheet at March 31, 2012. Additionally, the original master lease agreement for the remaining 261 properties that the Company leased from PRP was amended and restated as a revised 15-year master lease with New Private Restaurant Properties, LLC (“New PRP”), another sister company.

Shares of Bloomin' Brands restricted stock issued to certain of the Company’s current and former executive officers and other members of management vest each June 14 through 2012.  In accordance with the terms of their applicable agreements, Bloomin' Brands made loans to these individuals for their personal income tax obligations that resulted from vesting of the restricted stock.  During the three months ended March 31, 2012, three of the Company’s named executive officers and certain other former members of management repaid their entire loan balances. As of March 31, 2012 and December 31, 2011, a total of $5.5 million and $7.2 million, respectively, of loans and associated interest obligations to current and former executive officers and other members of management was outstanding. The loans are full recourse and are collateralized by the vested shares of Bloomin' Brands restricted stock.  Although these loans are permitted in accordance with the terms of the agreements, Bloomin' Brands is not required to make them in the future.

11.           Subsequent Events

In April 2012, the Company revised its area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs).  This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the duration of the employment agreement, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner's average monthly payments for the 24 months immediately preceding the bonus date.  The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

Effective May 7, 2012, the Company appointed David Deno as the Executive Vice President and Chief Financial Officer of the Company. Under the material terms of Mr. Deno's employment, he will receive a one-time grant of options to purchase 400,000 shares of common stock of Bloomin' Brands subject to the terms of the Bloomin' Brands 2007 Equity Incentive Plan. The options have standard vesting of five years contingent upon continued employment with the Company.

On May 10, 2012, the Company entered into a first amendment to its management agreement with Kangaroo

OSI Restaurant Partners, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management Company I, LLC (the “Management Company”), whose members are entities affiliated with Bain Capital Partners, LLC ("Bain Capital") and Catterton Management Company, LLC ("Catterton") and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”). This amendment provides that if the management agreement is terminated due to an initial public offering ("IPO") of Bloomin' Brands in 2012, the Management Company will receive, within 60 days of completion of the IPO, but in all events on or before December 31, 2012, a termination fee of $8.0 million. This termination fee will be paid in addition to the pro-rated periodic fee as provided in the management agreement and the management agreement will terminate immediately prior to an IPO.
On May 10, 2012, the retention bonus and the performance-based bonus with the Company's Chief Executive Officer ("CEO") were amended. The amendment to the bonus agreements provides that if Bloomin' Brands completes an IPO in 2012, the remaining payments under each agreement are accelerated to a single lump sum payment of $22.4 million payable within 60 days of the completion of the IPO, but in all events on or before December 31, 2012, provided she is employed as CEO at the time of such IPO.

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

Overview

We are one of the largest casual dining restaurant companies in the world with a portfolio of leading, differentiated restaurant concepts. As of March 31, 2012, we owned and operated 1,247 restaurants and had 195 restaurants operating under a franchise or joint venture arrangement across 49 states and 21 countries and territories internationally. We have five founder-inspired concepts: Outback Steakhouse, Carrabba's Italian Grill, Bonefish Grill, Fleming's Prime Steakhouse and Wine Bar and Roy's. Our concepts seek to provide a compelling customer experience combining great food, highly-attentive service and lively ambience at attractive prices. Our restaurants attract customers across a variety of occasions, including everyday dining, celebrations and business entertainment. Each of our concepts maintains a unique, founder-inspired brand identity and entrepreneurial culture, while leveraging our scale and enhanced operating model. We consider Outback Steakhouse, Carrabba's, Bonefish Grill and Fleming's to be our core concepts.
The restaurant industry is a highly competitive and fragmented industry and is sensitive to changes in the economy, trends in lifestyles, seasonality (customer spending patterns at restaurants are generally highest in the first quarter of the year and lowest in the third quarter of the year) and fluctuating costs. Operating margins for restaurants can vary due to competitive pricing strategies and fluctuations in prices of commodities, including beef, chicken, seafood, butter, cheese, produce and other necessities to operate a restaurant, such as natural gas or other energy supplies. The pace of new unit growth has slowed in the casual dining category over the last few years. Given this dynamic, companies tend to be more focused on increasing market share and comparable restaurant sales growth. Competitive pressure for market share, inflation, foreign currency exchange rates and other market conditions had and could continue to have an adverse impact on our business.
Our industry is characterized by high initial capital investment, coupled with high labor costs, and chain restaurants have been increasingly taking share from independent restaurants over the past several years. We believe that this trend will continue due to increasing barriers that may prevent independent restaurants and/or start-up chains from building scale operations, including menu labeling, burdensome labor regulations and healthcare reforms that will be enforced once chains grow past a certain number of restaurants or number of employees. The combination of these factors underscores our initiative to drive increased sales at existing restaurants in order to raise margins and profits, because the incremental contribution to profits from every additional dollar of sales above the minimum costs required to open, staff and operate a restaurant is relatively high.  Historically, we have not focused on growth in the number of restaurants just to generate additional sales. Our expansion and operating strategies have balanced investment and operating cost considerations in order to generate reasonable, sustainable margins and achieve acceptable returns on investment from our restaurant concepts.
In 2010, we launched a new strategic plan and operating model leveraging leading practices from the consumer products and retail industries to complement our restaurant acumen and enhance our brand management, analytics and innovation. This new model keeps the customer at the center of our decision-making and focuses on continuous innovation and productivity to drive sustainable sales and profit growth. We believe we have significantly strengthened our management team and implemented initiatives to accelerate innovation, improve analytics and increase productivity. As a result of these initiatives, we are recommitted to new unit development after curtailing expansion from 2009 to 2011. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2011, we continued to balance near-term growth in share gains with investments to achieve sustainable growth. For the remainder of 2012, our key growth strategies, which are enabled by continued improvements in infrastructure and organizational effectiveness, are:

•
Grow Comparable Restaurant Sales. We plan to continue our efforts to remodel our Outback Steakhouse and Carrabba’s restaurants, use limited-time offers and multimedia marketing campaigns to drive traffic, grow beyond our traditional weekend dinner traffic and introduce innovative menu items that match evolving consumer preferences.

•
Pursue New Domestic and International Development With Strong Unit Level Economics. We believe that a substantial development opportunity remains for our concepts in the U.S. and internationally. We added significant resources in site selection, construction and design in 2010 and 2011 to support the opening of new restaurants. We expect to open 30 or more restaurants in 2012 and increase the pace thereafter.

•	Drive Margin Improvement. We believe we have the opportunity to increase our margins through cost reductions in labor, food cost, supply chain and restaurant facilities.

Key Performance Indicators

Key measures that we use in evaluating our restaurants and assessing our business include the following:

•	Average restaurant unit volumes - average sales per restaurant to measure changes in customer traffic, pricing and development of the brand;

•	System-wide sales - total restaurant sales volume for all Company-owned, franchise and unconsolidated joint venture restaurants, regardless of ownership, to interpret the overall health of our brands;

•
Comparable restaurant sales - year-over-year comparison of sales volumes for domestic, Company-owned restaurants that are open 18 months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants; and

•	Customer satisfaction scores - measurement of our customers' experiences in a variety of key attributes.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth, for the periods indicated, (i) percentages that items in our Consolidated Statements of Operations and Comprehensive Income bear to total revenues or restaurant sales, as indicated, and (ii) selected operating data:

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Revenues
Restaurant sales	99.0%	99.1%
Other revenues	1.0	0.9
Total revenues	100.0	100.0
Costs and expenses
Cost of sales (1)	32.1	32.0
Labor and other related (1)	28.1	28.5
Other restaurant operating (1)	22.0	23.4
Depreciation and amortization	3.2	3.3
General and administrative	6.6	6.1
Provision for impaired assets and restaurant closings	0.4	0.1
Income from operations of unconsolidated affiliates	(0.2)	(0.4)
Total costs and expenses	91.4	92.3
Income from operations	8.6	7.7
Other income (expense), net	*	(*)
Interest expense, net	(1.4)	(1.6)
Income before provision for income taxes	7.2	6.1
Provision for income taxes	1.3	1.1
Net income	5.9	5.0
Less: net income attributable to noncontrolling interests	0.4	0.3
Net income attributable to OSI Restaurant Partners, LLC	5.5%	4.7%
________________

(1)	As a percentage of restaurant sales.

*	Less than 1/10th of one percent of total revenues.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below presents the number of our restaurants in operation at the end of the periods indicated:

	MARCH 31,
	2012	2011
Number of restaurants (at end of the period):
Outback Steakhouse
Company-owned - domestic	669	670
Company-owned - international	111	120
Franchised - domestic	106	107
Franchised and development joint venture - international	81	70
Total	967	967
Carrabba's Italian Grill
Company-owned	230	232
Franchised	1	1
Total	231	233
Bonefish Grill
Company-owned	151	145
Franchised	7	7
Total	158	152
Fleming’s Prime Steakhouse and Wine Bar
Company-owned	64	64
Roy's
Company-owned	22	22
System-wide total	1,442	1,438

We operate restaurants under brands that have similar economic characteristics, nature of products and services, class of customer and distribution methods, and as a result, aggregate our operating segments into a single reporting segment.

SYSTEM-WIDE SALES

System-wide sales increased 6.4% for the three months ended March 31, 2012 as compared with the corresponding period in 2011.  System-wide sales is a non-GAAP financial measure that includes sales of all restaurants operating under our brand names, whether we own them or not.  System-wide sales comprises sales of Company-owned restaurants of OSI Restaurant Partners, LLC and sales of franchised and unconsolidated development joint venture restaurants.  The table below presents the first component of system-wide sales, which is sales of Company-owned restaurants:

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
COMPANY-OWNED RESTAURANT SALES (in millions):
Outback Steakhouse
Domestic	$560	$532
International	83	83
Total	643	615
Carrabba's Italian Grill	187	180
Bonefish Grill	127	114
Fleming's Prime Steakhouse and Wine Bar	67	63
Other	21	21
Total Company-owned restaurant sales	$1,045	$993

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

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
FRANCHISE AND UNCONSOLIDATED DEVELOPMENT JOINT VENTURE SALES (in millions) (1):
Outback Steakhouse
Domestic	$82	$80
International	87	69
Total	169	149
Carrabba's Italian Grill	1	1
Bonefish Grill	5	4
Total franchise and unconsolidated development joint venture sales (1)	$175	$154
Income from franchise and unconsolidated development joint ventures (2)	$11	$10
__________________

(1)	Franchise and unconsolidated development joint venture sales are not included in revenues in the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the franchise royalty and the portion of total income related to restaurant operations included in the Consolidated Statements of Operations and Comprehensive Income in the line items “Other revenues” or “Income from operations of unconsolidated affiliates.”

REVENUES

Restaurant sales

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2012	2011	$ Change	% Change
Restaurant sales	$1,045.5	$993.1	$52.4	5.3%

The increase in restaurant sales in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to (i) a $53.8 million increase in comparable restaurant sales at our existing restaurants (including a 5.2% combined comparable restaurant sales increase in the first quarter of 2012 at our core domestic concepts) which was primarily due to increases in customer traffic and general menu prices and (ii) a $7.0 million increase in sales from nine restaurants not included in our comparable restaurant sales base. The increase in customer traffic was primarily a result of promotions throughout our concepts, innovations in our menu, service and operations, mild winter weather conditions, the additional day in February due to Leap Year and renovations at additional Outback Steakhouse locations. The increase in restaurant sales in the three months ended March 31, 2012 as compared to the same period in 2011 was partially offset by a $6.0 million decrease from the sale (and franchise conversion) of nine of our Company-owned Outback Steakhouse restaurants in Japan in October 2011 and a $2.4 million decrease from the closing of five restaurants since March 31, 2011.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes additional information about changes in restaurant sales at domestic Company-owned restaurants for our core brands:

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Average restaurant unit volumes (weekly):
Outback Steakhouse	$64,437	$61,785
Carrabba's Italian Grill	$62,510	$60,423
Bonefish Grill	$64,869	$60,977
Fleming's Prime Steakhouse and Wine Bar	$80,511	$77,171
Operating weeks:
Outback Steakhouse	8,693	8,614
Carrabba's Italian Grill	2,991	2,983
Bonefish Grill	1,957	1,864
Fleming's Prime Steakhouse and Wine Bar	832	823
Year over year percentage change:
Menu price increases: (1)
Outback Steakhouse	2.0%	1.6%
Carrabba's Italian Grill	2.4%	1.7%
Bonefish Grill	2.7%	1.2%
Fleming's Prime Steakhouse and Wine Bar	2.4%	2.0%
Comparable restaurant sales (stores open 18 months or more):
Outback Steakhouse	5.3%	4.3%
Carrabba's Italian Grill	4.3%	3.9%
Bonefish Grill	6.2%	9.6%
Fleming's Prime Steakhouse and Wine Bar	5.4%	11.4%
Combined (concepts above)	5.2%	5.4%
__________________
(1)           The stated menu price changes exclude the impact of product mix shifts to new menu offerings.

COSTS AND EXPENSES

Cost of sales

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2012	2011	Change
Cost of sales	$335.9	$317.7
% of Restaurant sales	32.1%	32.0%	0.1%

Cost of sales, consisting of food and beverage costs, increased as a percentage of restaurant sales in the three months ended March 31, 2012 as compared to the same period in 2011.  The increase as a percentage of restaurant sales was primarily 1.2% from increases in beef, seafood, dairy and other commodity costs and 0.4% from changes in our product mix. The increase was partially offset by decreases as a percentage of restaurant sales of 0.7% from the impact of certain cost savings initiatives and 0.7% from menu price increases.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Labor and other related expenses

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2012	2011	Change
Labor and other related	$293.5	$282.8
% of Restaurant sales	28.1%	28.5%	(0.4)%

Labor and other related expenses include all direct and indirect labor costs incurred in operations, including distribution expense to managing partners, costs related to the Partner Equity Plan ("PEP") and Partner Ownership Account ("POA"), and other incentive compensation expenses.  Labor and other related expenses decreased as a percentage of restaurant sales in the three months ended March 31, 2012 as compared to the same period in 2011.  The decrease as a percentage of restaurant sales was primarily 0.8% from higher average unit volumes at our restaurants and 0.5% from the impact of certain cost savings initiatives. The decrease was partially offset by increases as a percentage of restaurant sales of the following: (i) 0.3% from higher field management labor, bonus and distribution expenses, (ii) 0.2% from higher kitchen and service labor costs, (iii) 0.2% from increases in worker's compensation and health insurance costs and (iv) 0.1% from an increase in PEP and other deferred compensation participant investment account obligations.

Other restaurant operating expenses

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2012	2011	Change
Other restaurant operating	$229.9	$231.9
% of Restaurant sales	22.0%	23.4%	(1.4)%

Other restaurant operating expenses include certain unit-level operating costs such as operating supplies, rent, repairs and maintenance, advertising expenses, utilities, pre-opening costs and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable.  The decrease as a percentage of restaurant sales in the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to the following: (i) 0.7% from higher average unit volumes at our restaurants, (ii) 0.7% from the gain realized for the write-off of the deferred rent liability associated with the 67 restaurant properties sold in the Bloomin' Brands' sale-leaseback transaction in March 2012 and (iii) 0.3% from certain cost savings initiatives.  The decrease was partially offset by an increase as a percentage of restaurant sales of 0.3% in general liability insurance expense.

General and administrative

	THREE MONTHS ENDED
	MARCH 31,
(in millions):	2012	2011	Change
General and administrative	$69.5	$61.5	$8.0

General and administrative costs increased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to the following: (i) $3.3 million of increased general and administrative costs associated with field support, managers-in-training and field compensation, bonus, distribution and partner buyout expense, (ii) $2.7 million of additional corporate compensation, taxes, benefits and business travel expenses primarily as a result of increasing our resources in consumer insights, research and development, productivity and human resources, (iii) $1.1 million of additional information technology expense, (iv) a $1.0 million increase in severance expense and (v) a $0.9 million increase in corporate occupancy costs primarily as a result of our amended home office lease.  This was partially

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

offset by a $1.4 million net increase in the cash surrender value of life insurance investments.

Provision for impaired assets and restaurant closings

	THREE MONTHS ENDED
	MARCH 31,
(in millions):	2012	2011	Change
Provision for impaired assets
and restaurant closings	$4.4	$1.1	$3.3

During the three months ended March 31, 2012, we had $3.3 million of additional restaurant closing expense and impairment charges as compared to the same period in 2011. Restaurant impairment charges primarily resulted from the carrying value of a restaurant’s assets exceeding its estimated fair market value, primarily due to declining future cash flows from lower projected sales at existing locations.

Income from operations

	THREE MONTHS ENDED
	MARCH 31,
(dollars in millions):	2012	2011	Change
Income from operations	$90.8	$77.3
% of Total revenues	8.6%	7.7%	0.9%

Income from operations increased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of a 15.9% increase in operating margins at the restaurant level and higher average unit volumes at our restaurants. Operating margins are calculated as restaurant sales after deduction of the main restaurant-level operating costs (comprised of cost of sales, labor and other related costs and other restaurant operating expenses). This increase was partially offset by increased expenses in General and administrative costs and Provision for impaired assets and restaurant closings as discussed above.

Provision for income taxes

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011	Change
Effective income tax rate	18.0%	18.0%	—%

The effective income tax rates were consistent at 18.0% in the three months ended March 31, 2012 and 2011 primarily due to the lower discrete items offsetting the effect of the increase in the projected foreign pretax book income and the foreign tax provision being a higher percentage of projected consolidated pretax income as compared to the prior year.

The effective income tax rate for the three months ended March 31, 2012 was lower than the combined federal and state statutory rate of 38.7% primarily due to the benefit of the tax credit for excess FICA tax on employee-reported tips and the elimination of noncontrolling interest together being such a large percentage of pretax income. This was partially offset by an increase in the valuation allowance. The effective income tax rate for the three months ended March 31, 2011 was lower than the combined federal and state statutory rate of 38.9% due to the benefit of the expected tax credit for excess FICA tax on employee-reported tips being such a large percentage of projected annual pretax income. This was partially offset by the income taxes in states that only have limited deductions in computing the state current tax provision.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

POTENTIAL IMPACTS OF MARKET CONDITIONS ON CAPITAL RESOURCES

During 2011, we experienced a strengthening of trends in consumer traffic and increases in comparable restaurant sales, operating cash flows and operating income. Our comparable restaurant sales continued to increase during the first quarter of 2012.  However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.  We have continued to implement various cost-savings initiatives, including food cost decreases through waste reduction and supply chain and labor efficiency initiatives.  We developed new menu items to appeal to value-conscious consumers and used marketing campaigns to promote these items.

As of March 31, 2012, we had approximately $83.2 million in available unused borrowing capacity under our working capital revolving credit facility (after giving effect to undrawn letters of credit of approximately $66.8 million) and $67.0 million in available unused borrowing capacity under our pre-funded revolving credit facility that provides financing for capital expenditures only (see “Credit Facilities and Other Indebtedness” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We believe that expected cash flow from operations, planned borrowing capacity, short-term investments and restricted cash balances are adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for the next twelve months.  However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully. At March 31, 2012, we were in compliance with our covenants.

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

The following table presents a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Net cash (used in) provided by operating activities	$(890)	$28,580
Net cash used in investing activities	(32,240)	(18,927)
Net cash used in financing activities	(20,044)	(22,985)
Effect of exchange rate changes on cash and cash equivalents	1,463	1,514
Net decrease in cash and cash equivalents	$(51,711)	$(11,818)

Operating activities

Net cash (used in) provided by operating activities decreased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of decreases in the changes in accounts payable and accrued expenses mainly due to acceleration of payments prior to the end of 2010 and an increase in gift card redemptions in the first quarter of 2012 as compared to the first quarter of 2011.  The decrease in net cash provided by operating activities was partially offset by an increase in cash generated from restaurant operations due to increases in comparable restaurant sales and a decrease in the change in other current assets primarily due to timing of holiday gift card sales collections

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from third-party vendors.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2012 and 2011 consisted primarily of capital expenditures of $34.0 million and $20.5 million, respectively.

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

Financing activities

Net cash used in financing activities during the three months ended March 31, 2012 was primarily attributable to the following: (i) repayments of partner deposits and accrued partner obligations of $9.2 million, (ii) repayments of long-term debt of $6.6 million and (iii) distributions to noncontrolling interests of $4.3 million.  Net cash used in financing activities during the three months ended March 31, 2011 was primarily attributable to the following: (i) repayments of partner deposits and accrued partner obligations of $13.3 million, (ii) repayments of long-term debt of $5.7 million and (iii) distributions to noncontrolling interests of $4.0 million.

FINANCIAL CONDITION

Current assets decreased to $504.8 million at March 31, 2012 as compared with $580.7 million at December 31, 2011 primarily due to a decrease in Cash and cash equivalents of $51.7 million (see “Summary of Cash Flows” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Other current assets also decreased $17.5 million mainly due to a $31.1 million decrease in receivables and individually immaterial other current assets primarily as a result of seasonality in third-party gift card and promotional sales partially offset by timing related increases of $13.6 million in prepaid expenses.

Current liabilities decreased to $545.4 million at March 31, 2012 as compared with $671.4 million at December 31, 2011 primarily due to a decrease in Unearned revenue of $97.4 million as a result of the seasonal pattern of gift card and promotional sales and redemptions. Accrued and other current liabilities decreased $40.6 million primarily due to a decrease in accrued payroll and other compensation for the 2011 performance compensation paid in March 2012. The decrease in Current liabilities was partially offset by an increase in Accounts payable of $10.5 million primarily driven by an acceleration of certain Accounts payable and other related payments prior to the end of 2011.

Working capital (deficit) totaled ($40.6) million and ($90.7) million at March 31, 2012 and December 31, 2011, respectively, and included Unearned revenue from unredeemed gift cards of $202.2 million and $299.6 million at March 31, 2012 and December 31, 2011, respectively.  Unearned revenue is a liability that does not require cash settlement.

TRANSACTIONS

Effective March 14, 2012, Bloomin' Brands, our indirect parent, entered into a sale-leaseback transaction with two third-party real estate institutional investors in which PRP sold 67 of its restaurant properties at fair market value for net proceeds of $192.9 million.  We then simultaneously leased these properties under nine master leases (collectively, the “REIT Master Leases”).  The initial term of the REIT Master Leases are 20 years with four five-year renewal options.  One renewal period is at a fixed rental amount and the last three renewal periods are generally based at then-current fair market values.  We recorded a $6.7 million reduction in our deferred rent liability as a result of the sale of these 67 restaurant properties in our Consolidated Balance Sheet at March 31, 2012. Additionally, the original master lease agreement for the remaining 261 properties that we leased from PRP was amended and restated as a revised 15-

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year master lease with New PRP.  In connection with the transactions described above, our annual rental payments will be on average approximately $6.3 million lower for the next five years, with an additional $436.6 million of operating lease payments over the initial terms of these lease agreements.

On May 10, 2012, we entered into a first amendment to our management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are entities affiliated with Bain Capital and Catterton and the Founders. This amendment provides that if the management agreement is terminated due to an IPO of Bloomin' Brands in 2012, the Management Company will receive, within 60 days of completion of the IPO, but in all events on or before December 31, 2012, a termination fee of $8.0 million. This termination fee will be paid in addition to the pro-rated periodic fee as provided in the management agreement and the management agreement will terminate immediately prior to an IPO.
On May 10, 2012, the retention bonus and the performance-based bonus with our Chief Executive Officer ("CEO") were amended. The amendment to the bonus agreements provides that if Bloomin' Brands completes an IPO in 2012, the remaining payments under each agreement are accelerated to a single lump sum payment of $22.4 million payable within 60 days of the completion of the IPO, but in all events on or before December 31, 2012, provided she is employed as CEO at the time of such IPO.

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

The senior secured term loan facility matures June 14, 2014.  At each rate adjustment, we have the option to select a Base Rate plus 125 basis points or a Eurocurrency Rate plus 225 basis points for the borrowings under this facility.  The Base Rate option is the higher of the prime rate of Deutsche Bank AG New York Branch and the federal funds effective rate plus 0.5 of 1.0% (3.25% at March 31, 2012 and December 31, 2011).  The Eurocurrency Rate option is the 30, 60, 90 or 180-day Eurocurrency Rate (ranging from 0.31% to 0.81% and from 0.38% to 0.88% at March 31, 2012 and December 31, 2011, respectively).  The Eurocurrency Rate may have a nine- or twelve-month interest period if agreed upon by the applicable lenders.  With either the Base Rate or the Eurocurrency Rate, the interest rate is reduced by 25 basis points if our Moody’s Applicable Corporate Rating then most recently published is B1 or higher (the rating was Caa1 at March 31, 2012 and December 31, 2011).

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

Additionally, we are required, on an annual basis, to first, repay outstanding loans under the pre-funded revolving credit facility and second, fund a capital expenditure account to the extent amounts on deposit are less than $100.0 million, in both cases with 100% of our “annual true cash flow,” as defined in the credit agreement. In accordance with these requirements, we repaid our pre-funded revolving credit facility outstanding loan balance of $33.0 million and funded $37.6 million to our capital expenditure account using our “annual true cash flow” in April 2012.

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our senior secured credit facilities require scheduled quarterly payments on the term loans equal to 0.25% of the original principal amount of the term loans for the first six years and three quarters following June 14, 2007.  These payments are reduced by the application of any prepayments, and any remaining balance will be paid at maturity.  The outstanding balance on the term loans was $1.0 billion at March 31, 2012 and December 31, 2011. We classified $13.1 million of our term loans as current at March 31, 2012 and December 31, 2011 due to our required quarterly payments and the results of our projected covenant calculations, which indicate the additional term loan prepayments, as described above, will not be required. The amount of outstanding term loans required to be prepaid in accordance with our debt covenants may vary based on year-end results.

Proceeds of loans and letters of credit under the $150.0 million working capital revolving credit facility provide financing for working capital and general corporate purposes and, subject to a rent-adjusted leverage condition, for capital expenditures for new restaurant growth.  This revolving credit facility matures June 14, 2013 and bears interest at rates ranging from 100 to 150 basis points over the Base Rate or 200 to 250 basis points over the Eurocurrency Rate.  There were no loans outstanding under the revolving credit facility at March 31, 2012 and December 31, 2011; however, $66.8 million and $67.6 million, respectively, of the credit facility was committed for the issuance of letters of credit and not available for borrowing.  We may have to extend additional letters of credit in the future.  If the need for letters of credit exceeds the $75.0 million maximum permitted by our working capital revolving credit facility, we may have to use cash to fulfill our collateral requirements.

Proceeds of loans under the $100.0 million pre-funded revolving credit facility, which expires on June 14, 2013, are available to provide financing for capital expenditures, if the capital expenditure account described above has a zero balance.  As of March 31, 2012 and December 31, 2011, we had $33.0 million outstanding on our pre-funded revolving credit facility.  These borrowings were recorded in “Current portion of long-term debt” in our Consolidated Balance Sheets, as we are required to repay any outstanding borrowings in April following each fiscal year using our “annual true cash flow,” as defined in the credit agreement.

At March 31, 2012 and December 31, 2011, we were in compliance with our debt covenants. See the 2011 Form 10-K for further information about our debt covenant requirements.

On June 14, 2007, we issued senior notes in an original aggregate principal amount of $550.0 million under an indenture among us, as issuer, OSI Co-Issuer, Inc., as co-issuer (“Co-Issuer”), a third-party trustee and the Guarantors.  The senior notes mature on June 15, 2015.  Interest is payable semiannually in arrears, at 10% per annum, in cash on each June 15 and December 15.  Interest payments to the holders of record of the senior notes occur on the immediately preceding June 1 and December 1.  Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.  The principal balance of senior notes outstanding at March 31, 2012 and December 31, 2011 was $248.1 million.

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

We recorded $4.2 million of impairment charges as a result of the fair value measurement on a nonrecurring basis during the three months ended March 31, 2012 primarily related to two specifically identified restaurant locations with individual store under-performance.  At March 31, 2012, the impaired long-lived assets had $0.9 million of remaining fair value.  We used a third-party market appraisal for the fair value of the assets included in Level 2 and a discounted cash flow model to estimate the fair value of the long-lived assets included in Level 3.  Discount rate and growth rate assumptions are derived from current economic conditions, expectations of management and projected trends of current operating results.  As a result, we have determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs that fall within Level 3 of the fair value hierarchy.

The following table presents quantitative information related to the unobservable inputs used in our Level 3 fair value measurements for the impairment loss incurred in the three months ended March 31, 2012:

UNOBSERVABLE INPUT	RANGE
Weighted-average cost of capital	11.2%
Long-term growth rate	3%
Annual revenue growth rates (1)	(8.7)% - 3.0%
________________

(1)	Weighted average of the annual revenue growth rate at March 31, 2012 was 2.4%.

We did not have any material impairment charges as a result of fair value measurements on a nonrecurring basis during the three months ended March 31, 2011.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In April 2011, we implemented modifications to our managing and chef partner compensation structure to provide greater incentives for sales and profit growth.  Under the revised program, managing and chef partners continue to sign five-year employment agreements and receive monthly distributions of the same percentage of their restaurant's cash flow as under the prior program. However, under the revised program, in lieu of participation in the PEP, managing partners and chef partners are eligible to receive deferred compensation payments under a new Partner Ownership Account Plan (the “POA”).  The POA places greater emphasis on year-over-year growth in cash flow than the PEP. Managing and chef partners will receive a greater value under the POA than they would have received under the PEP if certain levels of year-over-year cash flow growth are achieved and a lesser value than under the PEP if these levels are not achieved. As of March 31, 2012 and December 31, 2011, our POA liability was $10.1 million and $8.0 million, respectively, which primarily was recorded in the line item “Partner deposits and accrued partner obligations” in our Consolidated Balance Sheets.

Upon the closing of the Merger, certain stock options that had been granted to managing and chef partners under a pre-merger managing partner stock plan (the “MP Stock Plan”) upon completion of a previous employment contract were converted into the right to receive cash in the form of a “Supplemental PEP” contribution.

As of March 31, 2012, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $113.9 million, of which $13.7 million and $100.2 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities, net,” respectively, in our Consolidated Balance Sheet. As of December 31, 2011, our total vested liability with respect to obligations primarily under the PEP and Supplemental PEP was approximately $107.8 million, of which $11.8 million and $96.0 million was included in the line items “Accrued and other current liabilities” and “Other long-term liabilities, net,” respectively, in our Consolidated Balance Sheet. Partners and management may allocate the contributions into benchmark investment funds, and these amounts due to participants will fluctuate according to the performance of their allocated investments and may differ materially from the initial contribution and current obligation.

As of March 31, 2012 and December 31, 2011, we had approximately $59.5 million and $56.9 million, respectively, in various corporate owned life insurance policies and another $0.5 million and $0.3 million, respectively, of restricted cash, both of which are held within an irrevocable grantor or “rabbi” trust account for settlement of our obligations primarily under the PEP, Supplemental PEP and POA. We are the sole owner of any assets within the rabbi trust and participants are considered our general creditors with respect to assets within the rabbi trust.

As of March 31, 2012 and December 31, 2011, there were $62.4 million and $55.6 million, respectively, of unfunded obligations primarily related to the PEP, Supplemental PEP and POA, excluding amounts not yet contributed to the partners' investment funds, which may require the use of cash resources in the future.

We require the use of capital to fund the PEP and the POA as each managing and chef partner earns a contribution, and currently estimate funding requirements ranging from $21.0 million to $23.0 million for PEP and from $4.0 million to $6.0 million for POA in each of the two years through March 31, 2014.  Actual funding of the current PEP and POA obligations and future funding requirements may vary significantly depending on timing of partner contracts, forfeiture rates and numbers of partner participants and may differ materially from estimates.

Area Operating Partners

Historically, an area operating partner has been required, as a condition of employment and within 30 days of the opening of his or her first restaurant, to make an initial investment of $50,000 in the Management Partnership that provides supervisory services to the restaurants that the area operating partner oversees.  This interest gave the area operating partner the right to distributions from the Management Partnership based on a percentage of his or her restaurants’ monthly cash flows for the duration of the agreement, typically ranging from 4% to 9%.  We have the option to purchase an area operating partner’s interest in the Management Partnership after the restaurant has been

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

open for a five-year period on the terms specified in the agreement.

For restaurants opened between January 1, 2007 and December 31, 2011, the area operating partner’s percentage of cash distributions and buyout percentage was calculated based on the associated restaurant’s return on investment compared to our targeted return on investment and ranged from 3.0% to 12.0%.  This percentage was determined after the first five full calendar quarters from the date of the associated restaurant’s opening and was adjusted each quarter thereafter based on a trailing 12-month restaurant return on investment.  The buy-out percentage was the area operating partner’s average distribution percentage for the 24 months immediately preceding the buy-out.  Buyouts were paid in cash within 90 days or paid over a two-year period.

In April 2012, we revised our area operating partner program for restaurants opened on or after January 1, 2012. For these restaurants, an area operating partner is required, as a condition of employment, to make a deposit of $10,000 within 30 days of the opening of each new restaurant that he or she oversees, up to a maximum deposit of $50,000 (taking into account investments under prior programs).  This deposit gives the area operating partner the right to monthly payments based on a percentage of his or her restaurants’ monthly cash flows for the duration of the employment agreement, typically ranging from 4.0% to 4.5%. After the restaurant has been open for a five-year period, the area operating partner will receive a bonus equal to a multiple of the area operating partner's average monthly payments for the 24 months immediately preceding the bonus date.  The bonus will be paid within 90 days or over a two-year period, depending on the bonus amount.

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

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, the following:

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

(v)
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

(vi)	Weather, natural disasters and disasters could result in construction delays and also adversely affect the results of one or more restaurants for an indeterminate amount of time;

(vii)	Our results can be impacted by tax and other legislation and regulation in the jurisdictions in which we operate

OSI Restaurant Partners, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and by accounting standards or pronouncements;

(viii)	Minimum wage increases and mandated employee benefits could cause a significant increase in our labor costs;

(ix)
Commodities, including but not limited to, such items as beef, chicken, shrimp, pork, seafood, dairy, potatoes, onions and energy supplies, are subject to fluctuation in price and availability and price could increase or decrease more than we expect;

(x)	Our results can be affected by consumer reaction to public health issues;

(xi)	Our results can be affected by consumer perception of food safety; and

(xii)	Inability to protect customer credit and debit card data.

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

OSI Restaurant Partners, LLC

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices.  We have not experienced a material change in market risk from changes in interest rates on debt, changes in foreign currency exchange rates and changes in commodity prices since December 31, 2011.  See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk” in our 2011 Form 10-K for further information about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OSI Restaurant Partners, LLC

PART II:  OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2011 Form 10-K which could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2011 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 5. Other Information

On May 10, 2012, the Company entered into a first amendment to its management agreement with Kangaroo Management Company I, LLC (the “Management Company”), whose members are entities affiliated with Bain Capital Partners, LLC ("Bain Capital") and Catterton Management Company, LLC ("Catterton") and Chris T. Sullivan, Robert D. Basham and J. Timothy Gannon (the “Founders”). This amendment provides that if the management agreement is terminated due to an initial public offering ("IPO") of Bloomin' Brands in 2012, the Management Company will receive, within 60 days of completion of the IPO, but in all events on or before December 31, 2012, a termination fee of $8.0 million. This termination fee will be paid in addition to the pro-rated periodic fee as provided in the management agreement and the management agreement will terminate immediately prior to an IPO.
On May 10, 2012, the retention bonus and the performance-based bonus with the Company's Chief Executive Officer ("CEO") were amended. The amendment to the bonus agreements provides that if Bloomin' Brands completes an IPO in 2012, the remaining payments under each agreement are accelerated to a single lump sum payment of $22.4 million payable within 60 days of the completion of the IPO, but in all events on or before December 31, 2012, provided she is employed as CEO at the time of such IPO.

On May 10, 2012, Mark A. Verdi resigned from the Company's board of directors, effective immediately. Mr. Verdi's decision to resign was not due to any disagreement on any matter relating to the Company's operations, policies or practices.

OSI Restaurant Partners, LLC

Item 6.  Exhibits

Number	Description

10.01	Amended and Restated Master Lease Agreement dated as of March 27, 2012 between New Private Restaurant Properties, LLC and Private Restaurant Master Lessee, LLC (filed herewith)[1]

10.02
Management Agreement entered into as of June 14, 2007 by and among Kangaroo Management Company I, LLC, Bloomin' Brands, Inc. (formerly Kangaroo Holdings, Inc.), OSI HoldCo, Inc., OSI HoldCo I, Inc., OSI HoldCo II, Inc. and OSI Restaurant Partners, LLC (filed herewith)

10.03
First Amendment to Management Agreement made and entered into on the 8th day of May, 2012 by and among Kangaroo Management Company I, LLC, Bloomin' Brands, Inc., OSI HoldCo, Inc., OSI HoldCo I, Inc., OSI HoldCo II, Inc. and OSI Restaurant Partners, LLC (filed herewith)

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

1 Portions of this Exhibit 10.01 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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

Date:	May 11, 2012	OSI RESTAURANT PARTNERS, LLC

By: /s/ David J. Deno
David J. Deno Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

[Remainder of page intentionally left blank]